Form 10-K
period 1993-12-31
U S WEST COMMUNICATIONS INC
filed 1994-03-30
CIK 68622

______________________________________________________________________________

                                      FORM 10-K

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

/ X /           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1993

                                           OR

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_______to _______

                            Commission file number 1-3040

                             U S WEST Communications, Inc.

A Colorado Corporation                                      IRS Employer No.
                                                            84-0273800

                   1801 California Street, Denver, Colorado 80202
                           Telephone Number (303) 896-3099

              Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered

Forty Year    3 1/4% Debentures due February 1, 1996   New York Stock Exchange

Registered pursuant to Section 12 (g) of the Act: None.

THE REGISTRANT, AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ***

*** Not applicable in that registrant is an indirect, wholly-owned subsidiary.

The total number of pages contained in this report, including exhibits, is 40 and the exhibit index is on page 31.

_______________________________________________________________________________

                             U S WEST COMMUNICATIONS, INC.
                                      FORM 10-K
                                  TABLE OF CONTENTS

Item                                Description                             Page
- ----                                -----------                             ----
                                      PART I


 1.  Business  (Abbreviated pursuant to General  Instruction J(2)) .  .  .  .  3
 2.  Properties  (Abbreviated pursuant to  General Instruction  J(2)) .  .  .  6
 3.  Legal Proceedings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  7
 4.  Submission of Matters to a Vote of Security Holders (Inapplicable).


                                      PART II


 5.  Market for the Registrant's Common Equity and Related Shareowner
       Matters (Inapplicable).
 6.  Selected Financial Data (Omitted pursuant to General Instruction
       J(2)).
 7.  Management's Discussion and  Analysis of Financial Condition and
       Results of Operations (Omitted pursuant  to General Instruction
       J(2).  See "Management's Discussion.") .  .  .  .  .  .  .  .  .  .  .  8
 8.  Consolidated Financial Statements and Supplementary Data.  .  .  .  .  . 15

 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None).

                                     PART III


10. Directors and Executive Officers of the Registrant (Omitted pursuant to General Instruction J(2)).
11.  Executive Compensation (Omitted pursuant to General Instruction
       J(2)).
12.  Security Ownership of Certain Beneficial Owners and Management
       (Omitted pursuant to General Instruction J(2)).
13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2)).


                                      PART IV


14.  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 31


                            U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                      PART I

ITEM 1.  BUSINESS

GENERAL

      U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and has its principal offices at 1801 California Street, Denver, Colorado, 80202, telephone number (303) 896-3099. The Company is an indirect, wholly-owned subsidiary of U S WEST, Inc. ("U S WEST").

      The Company was formed January 1, 1991, when Northwestern Bell Telephone Company ("Northwestern Bell") and Pacific Northwest Bell Telephone Company ("Pacific Northwest Bell") were merged into The Mountain States Telephone and Telegraph Company ("Mountain Bell"), which simultaneously changed its name to U S WEST Communications, Inc. U S WEST acquired ownership of Mountain Bell, Northwestern Bell and Pacific Northwest Bell on January 1, 1984, when American Telephone and Telegraph Company ("AT&T") transferred its ownership interests in these three wholly-owned operating telephone companies to U S WEST. This divestiture was made pursuant to a court approved consent decree entitled the Modification of Final Judgement ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T.

COMPANY OPERATIONS

  The Company provides telecommunications services in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (the "14 state region"). The Company serves approximately 80% of the population in these states and approximately 40% of the land area. Beginning in 1993, the Company entered into a process to sell certain rural exchanges over the next several years. It is currently estimated that such sales could amount to approximately 2.0% of total network access lines. At December 31, 1993, the Company had approximately 13,843,000 telephone network access lines in service, a 3.7% increase over year end 1992.

     Under the terms of the MFJ, the 14 state region was divided into 29 geographical areas called local access and transport areas ("LATAs") with each LATA generally centered on a metropolitan area or other identifiable community of interest. The principal types of telecommunications services offered by the Company are (i) local service, (ii) intraLATA long distance service and (iii) exchange access service (which connects customers to the facilities of interLATA service providers). For the year ended December 31, 1993, local service, exchange access service and intraLATA long distance service accounted for 44%, 33% and 17%, respectively, of the sales and other revenues of the Company.
In 1993, revenues from a single customer, AT&T, accounted for approximately
13% of the Company's sales and other revenues.

REGULATION

     The Company is subject to varying degrees of regulation by state commissions with respect to intrastate rates and service, and access charge tariffs. Under traditional rate of return regulation, intrastate rates are generally set on the basis of the amount of revenues needed to produce an authorized rate of return (refer to page 9 of Management's Discussion).

                            U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                      PART I

ITEM 1.  BUSINESS (continued)

REGULATION (CONTINUED)

     The Company has sought alternative forms of regulation ("AFOR") plans which provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In a number of states where AFOR plans have been adopted, such actions have been accompanied by requirements to refund revenues, reduce existing rates or upgrade service, any of which could have adverse short-term effects on earnings. Similar agreements may have resulted under traditional rate of return regulation (refer to pages 12 and 13 of Management's Discussion).

     The Company is also subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters. The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation and, ostensibly, limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels with interexchange carriers. The Company believes that competition will ultimately be the determining factor in pricing telecommunications services.
In January 1994, the FCC announced that it will begin reviewing its current form of regulation.

     In September, 1993, the FCC adopted licensing rules for Personal Communications Services ("PCS") and announced that it would auction the spectrum frequencies available for PCS in late 1994. PCS offers users mobile voice and data communications capabilities similar to existing analog cellular service.
U S WEST intends to pursue PCS opportunities as they become available.

COMPETITION

     Historically, communications, entertainment and information services were provided by different companies in different industries. The convergence of these technologies is changing both the competitive environment and the way the Company does business. This convergence, which is being fueled by technological advances, will lead to more intense competition from companies with which the Company has not historically competed.

     The Company's principal current competitors are competitive access providers ("CAPs"). Competition from CAPs is currently limited to providing large business customers (with high-volume traffic) private line access to the facilities of interexchange carriers. In coming years, CAPs could also become significant competitors for other local exchange services. MCI announced plans in early 1994 to build fiber-optic rings and local switching infrastructures in major metropolitan markets, hence providing the ability to compete directly with the local telephone company. Additionally, AT&T's entrance into the cellular communications market through its proposed acquisition of McCaw Cellular Communications, Inc. has the potential to create increased competition in local exchange as well as cellular services. The loss of local exchange customers to competitors would affect multiple revenue streams, including those related to local and access services, and long distance network services, and could have a material, adverse effect on the Company's operations.

                        U S WEST COMMUNICATIONS, INC.
                                 FORM 10-K

                                  PART I

ITEM 1.  BUSINESS (continued)

COMPETITION (CONTINUED)

     In addition to CAPs and providers of wireless services, a major potential source of future competition includes cable television companies which may offer telecommunications and other information services in addition to existing video services.

     Competition from long distance companies continues to erode the Company's market share of intraLATA long distance services such as WATS and "800." These revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer these services on both an intraLATA and interLATA basis. The Company is prohibited from providing interLATA long distance services.

     The actions of state and federal public policymakers will play an important role in determining how increased competition affects the Company. The Company is working with regulators and legislators to help ensure that public policies keep pace with our rapidly changing industry and allow the Company to bring new services to the marketplace.

     The Company supports regulatory reform. It is increasingly apparent that the legal and regulatory framework under which the Company operates, which includes restrictions on equipment manufacturing, prohibitions on cross-ownership of cable television by telephone companies and the provision of cable boundaries, limits both competition and consumer choice. The Company believes that it is in the public interest to lift these restrictions and to place all competitors under the same rules to ensure the industry's technological development and long-term financial health.

COMPETITIVE STRATEGY

     The Company intends to implement its competitive strategy by focusing on three key objectives: 1) business growth through the development of broadband networks; 2) customer loyalty through continuous improvement in customer service; and 3) improved productivity through systems re-engineering and other cost controls.

                        U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART I

ITEM 2.  PROPERTIES

     The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, the percentage distribution of total net telephone plant by major category for the Company was as follows:

      a.  Connecting lines not on customers'
             premises ............................   36%

      b. Central office equipment ..............     39%

      c. Land and buildings (occupied
             principally by central offices) .....   15%

      d. General equipment and vehicles ........      9%

      e.  Miscellaneous equipment and inside
             wiring (substantially all of which
             are on the premises of customers) ...    1%



     At December 31, 1993, substantially all of the installations of central office equipment were located in buildings owned by the Company situated on land which it owns in fee, while many garages, and administrative and business offices were in leased quarters.

     Total investment in telephone plant increased to $28.0 billion at December 31, 1993, from $26.6 billion at December 31, 1992, after giving effect to retirements, but before deducting accumulated depreciation. The Company's 1993 capital expenditures of $2.2 billion were substantially devoted to the continued modernization of rural and urban telephone plant, including investments in fiber optic cable and the conversion of central offices to digital technology, in order to improve customer services and network productivity. 1994 capital expenditures are anticipated to be $2.3 billion and the majority of these are expected to be financed through internally generated funds.

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART I

ITEM 3.  LEGAL PROCEEDINGS

     With respect to lawsuits, proceedings and other claims pending at year-end, it is the opinion of management that after final disposition, any monetary liability or financial impact to the Company beyond that provided at year-end, would not be material to the consolidated financial position of the Company.

                        U S WEST COMMUNICATIONS, INC.
                                 FORM 10-K

                                  PART II


MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
                                                                     Change
                                   1993          1992            $           %
- --------------------------------------------------------------------------------
Operating revenues
  Local service                  $3,829.1      $3,674.3         $154.8      4.2
  Interstate access service       2,146.9       2,046.9          100.0      4.9
  Intrastate access service         682.0         672.8            9.2      1.4
  Long distance network service   1,441.5       1,419.7           21.8      1.5
  Other services                    556.4         510.0           46.4      9.1
Operating expenses
  Employee-related costs          2,916.6       2,862.6           54.0      1.9
  Other operating expenses        1,599.4       1,556.2           43.2      2.8
  Taxes other than income taxes     379.8         348.1           31.7      9.1
  Depreciation and amortization   1,806.5       1,735.4           71.1      4.1
  Restructuring charge              880.0             -          880.0        -
Interest expense                    373.8         401.5          (27.7)    (6.9)
Other expense                        13.0          34.9          (21.9)   (62.8)
- --------------------------------------------------------------------------------
Income before income taxes,
  extraordinary items and
  cumulative effect of change
  in accounting principles          686.8       1,385.0         (698.2)   (50.4)

Provision for income taxes        251.5         435.0         (183.5)     (42.2)
- --------------------------------------------------------------------------------
Income before extraordinary items
  and cumulative effect of change
  in accounting principles          435.3         950.0         (514.7)   (54.2)

Extraordinary items (net of tax)
  Discontinuance of SFAS No. 71  (3,040.9)            -       (3,040.9)       -
  Early extinguishment of debt      (77.2)            -          (77.2)       -
Cumulative effect of change in
  accounting principles (accounting
  for postemployment and postretire-
  ment benefits), net of tax            -      (1,724.4)       1,724.4        -
- --------------------------------------------------------------------------------
Net loss                        ($2,682.8)      ($774.4)      (1,908.4)       -
================================================================================

     Income before extraordinary items and cumulative effect of change in accounting principles decreased $514.7 compared to 1992. Absent the effects of a restructuring charge, which reduced 1993 income by approximately $534.0, and the cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates which reduced income by $54.0, income before extraordinary items and cumulative effect of change in accounting principles increased by $73.3 or 7.7%. The extraordinary items relate to the discontinuance of accounting for the Company's operations as a regulated enterprise and the refinancing of debt to obtain lower financing costs prospectively. The Company had a net loss in the prior year due to the adoption of "Employer's Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106) and "Employer's Accounting for Postemployment Benefits" (SFAS No. 112).

                        U S WEST COMMUNICATIONS, INC.
                                 FORM 10-K

                                  PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OPERATING REVENUES

     Total operating revenues were $8,655.9, a $332.2, or 4.0%, increase compared to the prior year. In the tables below, price changes primarily represent the aggregate effects of price changes resulting from regulatory proceedings and growth represents increased market penetration through both increased access lines and additional sales to existing customers. Different regulatory commissions govern the interstate and intrastate jurisdictions, resulting in varying price and refund impacts.

  LOCAL SERVICE

      Price           Higher                                           Increase
     Changes          Refunds          Growth          Other          $        %
- --------------------------------------------------------------------------------
    $  (5.7)        $ (10.6)         $ 175.5         $ (4.4)      $ 154.8    4.2
- --------------------------------------------------------------------------------

     Local service increased $154.8 primarily due to business growth. The Company added 498,000 access lines, a record 3.7% increase over the December 31, 1992, level.

  INTERSTATE ACCESS SERVICE

     Price           Lower                                            Increase
    Changes         Refunds           Growth         Other           $        %
- --------------------------------------------------------------------------------
    $ (71.5)        $   5.8          $ 175.4         $ (9.7)      $ 100.0    4.9
- --------------------------------------------------------------------------------

     The increase in interstate access service of $100.0 was primarily a result of increased growth partially offset by the effects of price reductions. Interstate access minutes of use increased 8.5% over the same period in 1992. Interstate access prices were reduced by approximately $60 annually, effective July 1, 1993, in addition to $90, effective July 1, 1992, due to FCC mandated changes which resulted in a cost shift to intrastate jurisdictions. In addition to price changes resulting from FCC regulatory actions, an increasingly competitive market for access services will continue to drive prices down.

  INTRASTATE ACCESS SERVICE


      Price           Lower                                            Increase
     Changes         Refunds           Growth          Other          $       %
- --------------------------------------------------------------------------------
     $ (18.1)        $   8.0          $  19.3         $  0.0       $   9.2   1.4
- --------------------------------------------------------------------------------

     The increase in intrastate access service revenues of $9.2 was due to increased growth and lower refunds, partially offset by price decreases.

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OPERATING REVENUES (CONTINUED)

  LONG DISTANCE NETWORK SERVICE


      Price          Higher                                            Increase
     Changes         Refunds           Growth          Other        $        %
- --------------------------------------------------------------------------------
    $  (7.0)        $  (0.6)         $  31.2         $ (1.8)      $  21.8    1.5
- --------------------------------------------------------------------------------

     Long distance network service increased $21.8 primarily due to increased growth. This increase was partially offset by price decreases and the impacts of competition, particularly in the Wide Area Telephone Service ("WATS") and 800 services.

  OTHER SERVICES

     Other services revenue increased $46.4 as a result of growth in billing and collection services and continued market penetration in voice messaging services.

OPERATING EXPENSES

     Employee-related costs increased $54.0 over 1992. The increase was a result of costs associated with customer service initiatives and a lower pension credit in the current year. Increases in basic compensation costs, including overtime primarily related to an increase in customer demand and flood damage in the mid-western states, were essentially offset by the effects of work-force reductions. In 1993, 2,500 employees exited the business under the 1991 restructuring plan. These increases were partially offset by reduced health care costs.

     Other operating expenses increased $43.2 over the same period last year. The increases were primarily related to increases in network software costs and advertising expenses.

     The increase of $31.7 in taxes other than income taxes is a result of adjustments made in 1992 for resolution of certain long-standing appeals.

     Depreciation and amortization expense increased over the same period last year by $71.1. The increase is attributable to a higher depreciable plant base and the approval of changed depreciation rates and amortizations by the FCC and certain state jurisdictions. A depreciation adjustment in the prior year resulting from an alternative form of regulation implemented in the state of Washington partially offset the increase. Prior to the discontinuance of SFAS No. 71, the Company's depreciation expense was based on regulator approved depreciation rates. The Company's discontinuance of SFAS No. 71 has resulted in the use of shorter asset lives (for financial reporting purposes) to more closely reflect the economic lives of telephone plant. With these new, economic lives, the Company expects depreciation expense to increase in 1994 by approximately 3 to 5 percent over the 1993 amount. The Company continues to pursue higher regulator-approved depreciation rates and improved capital recovery within the regulatory environment.

                           U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OPERATING EXPENSES (CONTINUED)

     The Company's 1993 results reflect a pretax restructuring charge of $880 million. The restructuring charge includes specific incremental and direct costs which can be estimated with reasonable accuracy and are clearly identifiable with the related plan.

     The restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company will develop new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 8,000 employees by the end of 1996 (in addition to a remaining reduction of 1,000 employees pursuant to the restructuring plan announced in 1991) and consolidate the operations of its existing 560 customer centers into 26 customer centers in ten cities.

     Following is a schedule of costs included in the restructuring charge:


       Employee separation                                        $235
       Real estate                                                 120
       Relocation                                                  105
       Retraining                                                   60
       Systems development                                         360
                                                                ------
                                                                  $880
                                                                ======

     Employee separation costs include severance payments, healthcare coverage and postemployment education benefits. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation. Systems development includes the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. There are no costs for asset write-downs included in the restructuring charge. The work-force reductions would not be possible without the development and installation of the new systems which will eliminate the current, labor-intensive interfaces between existing systems.

     The estimated annual cash expenditures relating to the restructuring plan are $365, $300 and $215 in 1994, 1995 and 1996, respectively. In addition to these expenditures, the Company anticipates incremental capital expenditures related to the restructuring plan of $450 over the next three years. The restructuring plan is estimated to reduce cumulative total employee and related costs by approximately $525 during the next three years, starting in 1994. These savings are expected to be largely offset by higher employee salaries and wages for the remainder of the work force.

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OPERATING EXPENSES (CONTINUED)

     The Company's 1991 restructuring plan was established to partially offset the effects of future wage, salary and benefit increases. The plan will result in a work-force reduction of approximately 6,000 employees, of which approximately 5,000 employees have left the Company as of December 31, 1993. The 1991 restructuring charge was $240, of which approximately $56 is unused at December 31, 1993.

INTEREST AND OTHER

     Interest expense decreased $27.7 primarily as a result of the refinancing of debt in order to take advantage of lower interest rates. Additional detail of the debt refinancing is provided on page 24 in Note 7 of the Notes to Consolidated Financial Statements.

     Other expense decreased due to the gain on the sale of several small exchanges and a reversal of accrued interest based on settlement with several interexchange carriers related to the 89/90 monitoring period, both occurring in the current year. Other items impacting this decrease were a favorable Internal Revenue Service settlement, a charge for the refinancing of debt and the impacts of litigation, all occurring in the prior year.

PROVISION FOR INCOME TAXES

     Excluding the effects of the restructuring charge, income tax expense increased $162.9 over the same period last year.

     The increase in the effective tax rate ("ETR") from 31.4 percent to 36.6 percent resulted primarily from the $54.0 cumulative effect on deferred taxes of the 1993 federally mandated increase in income tax rates and the ongoing effects of discontinuing SFAS No. 71, partially offset by the tax effects of the restructuring charge (refer to Note 4 on page 22 of the Notes to Consolidated Financial Statements). In 1994, the ETR is expected to increase to approximately
37.5 percent due to the full year ongoing impact of discontinuing SFAS No. 71.

     In 1993, the Company implemented SFAS No. 109, "Accounting for Income Taxes." Adoption of this new standard did not have a material effect on the Company's financial position or results of operations, primarily because of the Company's 1989 adoption of SFAS No. 96 which reflects deferred income taxes at current income tax rates.

OTHER ITEMS

ALTERNATIVE FORMS OF REGULATION ("AFOR") AND REGULATORY ACTIVITY

     The Company has sought AFOR plans which provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In addition to the FCC's price cap plan, the Company has existing AFOR plans in the states of Minnesota, Washington, Oregon, Colorado, Idaho, Nebraska, North Dakota and South Dakota. In a number of states where AFOR plans have been adopted, such actions have been accompanied by agreements to refund revenues, reduce existing prices or upgrade service.

                       U S WEST COMMUNICATIONS, INC.
                                 FORM 10-K

                                  PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OTHER ITEMS (CONTINUED)

ALTERNATIVE FORMS OF REGULATION ("AFOR") AND REGULATORY ACTIVITY (CONTINUED)

     On August 3, 1993, the FCC announced that it will require that certain telephone companies, including the Company, allow competitive access providers to interconnect directly to a telephone company's switching equipment. The decision extends the current collocation requirement applicable to special access services to local transport for switched access services. The effect of this decision will be to increase competition and lower prices for interstate access services provided to interexchange carriers. The FCC has granted local telephone companies subject to this requirement additional pricing flexibility.

    There are pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

DISCONTINUANCE OF SFAS NO. 71

     The Company incurred a non-cash, extraordinary charge of $3.0 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for its operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, competition notwithstanding, by charging its customers at prices established by its regulators. The Company's decision to discontinue the application of SFAS No. 71 was based on the belief that competition, market conditions and the development of broadband technology, more than prices established by regulators, will determine the future revenues of the Company.
As a result of this change, the remaining asset lives of the Company's telephone plant have been shortened to more closely reflect the useful (economic) lives of such plant. The Company's accounting and reporting for regulatory purposes are not affected by the change. For additional detail, refer to Note 5 on page 23 in the Notes to Consolidated Financial Statements.

                           U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

MANAGEMENT'S DISCUSSION.  (DOLLARS IN MILLIONS)

OTHER ITEMS (CONTINUED)

EARLY EXTINGUISHMENT OF DEBT

     During 1993, the Company refinanced long-term debt issues aggregating $2.7 billion in principal amount. These refinancings allowed the Company to take advantage of favorable interest rates. Extraordinary costs associated with the redemptions reduced 1993 net income by $77.2. Additional information is provided in Note 7 on page 24 in the Notes to Consolidated Financial Statements.

SALE OF CERTAIN RURAL EXCHANGES

     Beginning in 1993, the Company entered into a process to sell certain rural exchanges over the next several years. It is currently estimated that such sales could amount to approximately 2.0% of total network access lines.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.


We have audited the consolidated financial statements and the consolidated financial statement schedules of U S WEST Communications, Inc. listed in the index on page 31 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST Communications, Inc. as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 5 on page 23 of the Notes to Consolidated Financial Statements, the Company discontinued accounting for the operations of U S WEST Communications, Inc. in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993. As discussed in Note 10 on page 26 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and other postemployment benefits in 1992.

COOPERS & LYBRAND



Denver, Colorado
January 20, 1994

                          U S WEST COMMUNICATIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

________________________________________________________________________________

                                                    YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)                           1993           1992        1991
________________________________________________________________________________
OPERATING REVENUES
    Local service                            $3,829.1       $3,674.3    $3,500.6
    Interstate access service                 2,146.9        2,046.9     2,023.4
    Intrastate access service                   682.0          672.8       649.7
    Long distance network service             1,441.5        1,419.7     1,462.7
    Other services                              556.4          510.0       528.0
                                             --------     ----------  ----------
      Total operating revenues                8,655.9        8,323.7     8,164.4
                                             --------     ----------  ----------
OPERATING EXPENSES
    Employee-related costs                    2,916.6        2,862.6     2,728.6
    Other operating expenses                  1,599.4        1,556.2     1,504.9
    Taxes other than income taxes               379.8          348.1       393.4
    Depreciation and amortization             1,806.5        1,735.4     1,690.6
    Restructuring charges                       880.0              -       240.0
                                             --------     ----------  ----------
      Total operating expenses                7,582.3        6,502.3     6,557.5
                                             --------     ----------  ----------
        Income from operations                1,073.6        1,821.4     1,606.9

    Interest expense                            373.8          401.5       433.7
    Other expense                                13.0           34.9        19.5
                                             --------     ----------  ----------
      Income before income taxes,
        extraordinary items and cumulative
        effect of change in accounting
        principles                              686.8        1,385.0     1,153.7

    Provision for income taxes                  251.5          435.0       355.2
                                             --------     ----------  ----------
Income before extraordinary items and
  cumulative effect of change in accounting
  principles                                    435.3          950.0       798.5

Extraordinary items
  Discontinuance of SFAS No. 71, net of tax  (3,040.9)             -           -
  Early extinguishment of debt, net of tax      (77.2)             -           -

Cumulative effect of change in accounting
  principles (accounting for postemployment
  and postretirement benefits), net of tax          -       (1,724.4)          -
                                             ---------     ----------  ---------
NET INCOME (LOSS)                           ($2,682.8)       ($774.4)     $798.5
                                            ==========     ==========  =========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           U S WEST COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________

                                             DECEMBER 31,           DECEMBER 31,
(DOLLARS IN MILLIONS)                           1993                   1992
________________________________________________________________________________
ASSETS

  Current assets
    Cash and cash equivalents                       $67.3               $52.9
    Accounts receivable, net of allowance for
      credit losses of $27.2 and $26.8
      in 1993 and 1992, respectively              1,390.9             1,324.1
    Materials and supplies                          108.0               112.8
      Deferred tax asset                            292.3                   -
      Other                                          59.1               145.1
                                               ----------          ----------
        Total current assets                      1,917.6             1,634.9
                                               ----------          ----------
  Property, plant and equipment, at cost
    In service                                   27,463.8            25,921.2
    Under construction                              520.5               602.7
    Held for future use                              27.4                30.0
                                               ----------          ----------
                                                 28,011.7            26,553.9
      Less accumulated depreciation              15,464.6             9,234.1
                                               ----------          ----------
        Net property, plant and equipment        12,547.1            17,319.8
                                               ----------          ----------

  Other                                             697.7             1,513.5
                                               ----------          ----------

    Total assets                                $15,162.4           $20,468.2
                                               ==========          ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         U S WEST COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

_______________________________________________________________________________

                                             DECEMBER 31,          DECEMBER 31,
(DOLLARS IN MILLIONS)                            1993                  1992
_______________________________________________________________________________
LIABILITIES AND SHAREOWNER'S EQUITY

  Current liabilities
    Short-term debt                            $1,260.0                  $549.6
    Accounts payable                              935.4                   991.3
    Employee compensation                         302.9                   315.6
    Current portion  of restructuring charges     421.3                    80.0
    Property taxes payable                        199.9                   184.6
    Advance billings and customer deposits        197.6                   188.7
    Other accrued liabilities                     495.5                   285.6
                                              ----------              ----------
     Total current liabilities                  3,812.6                 2,595.4
                                              ----------              ----------

  Long-term debt                                4,091.8                 4,449.9
  Postretirement benefit obligation             2,592.5                 2,723.3
  Deferred taxes and credits                    1,525.5                 4,242.7

  Shareowner's equity
    Common shares - one share
      without par value, owned by
      parent                                    6,741.5                 6,456.9
    Retained earnings (deficit)                (3,601.5)                      -
                                              ----------              ----------
      Total shareowner's equity                 3,140.0                 6,456.9
                                              ----------              ----------

    Total liabilities and shareowner's
      equity                                  $15,162.4               $20,468.2
                                              ==========              ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           U S WEST COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

________________________________________________________________________________

                                                    YEAR ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)                           1993           1992        1991
________________________________________________________________________________
OPERATING ACTIVITIES
  Net income (loss)                            ($2,682.8)   ($774.4)     $798.5
  Adjustments
   Depreciation and amortization                 1,806.5    1,735.4     1,690.6
   Deferred income taxes and amortization
     of investment tax credit                     (204.3)     (31.4)     (112.7)
   Discontinuance of SFAS No. 71                 3,040.9          -           -
   Restructuring charges                           880.0          -       240.0
   Cumulative effect of change in accounting
     principles                                     -       1,724.4           -
   Changes in operating assets and liabilities
     Accounts receivable                           (66.8)      30.4        19.1
     Materials, supplies and other                 (76.3)      19.6       (66.7)
     Accounts payable and accrued liabilities      130.4      157.9       (99.4)
   Funding of postretirement benefit
     obligation                                   (246.1)        -           -
   Other - net                                     236.7       (7.1)      (89.6)
                                               ----------   ---------  ----------
       Cash provided by operating activities     2,818.2    2,854.8     2,379.8
                                               ----------  ----------  ----------
INVESTING ACTIVITIES
  Expenditures for property, plant
    and equipment                               (2,189.8)  (2,086.7)   (2,103.9)
  Other - net                                       42.4       52.0        36.7
                                               ---------- ----------  ----------
   Cash used for investing activities           (2,147.4)  (2,034.7)   (2,067.2)
                                               ---------- ----------  ----------
FINANCING ACTIVITIES
  Net proceeds from short-term debt                708.1        3.1      (123.6)
  Proceeds from long-term debt                   2,281.7      344.1       310.0
  Repayments of long-term debt                  (3,064.0)    (669.9)          -
  Dividends paid                                  (851.7)    (864.1)     (968.0)
  Equity infusions from parent                     269.5      369.7       476.6
                                               ---------- ----------  ----------
    Cash used for financing activities            (656.4)    (817.1)     (305.0)
                                               ---------- ----------  ----------
CASH AND CASH EQUIVALENTS
  Increase                                          14.4        3.0         7.6
  Beginning balance                                 52.9       49.9        42.3
                                               ---------- ----------  ----------
  Ending balance                                   $67.3      $52.9       $49.9
                                               ========== ==========  ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          U S  WEST COMMUNICATIONS,  INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The Consolidated Financial Statements include the accounts of U S WEST Communications, Inc. and its wholly-owned subsidiaries (the "Company"). The Company is an indirect, wholly-owned subsidiary of U S WEST, Inc. The Company was formed as a result of the January 1, 1991, merger of The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company. The merger was accounted for as a transfer of assets among entities under common control similar to that of a pooling-of-interests.

    In the third quarter of 1993, the Company discontinued accounting for its operations under Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Refer to Note 5 on page 23 of the Notes to Consolidated Financial Statements.

     Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less which are readily convertible into cash and which are not subject to significant risk resulting from changes in interest rates.

MATERIALS AND SUPPLIES: New and reusable materials are carried principally at average cost, except for significant individual items which are valued based on specific costs. Non-reusable material is carried at its estimated salvage value.

PROPERTY, PLANT AND EQUIPMENT: The investment in property, plant and equipment is carried at cost less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Capitalized costs include applicable salaries and employee benefits, materials, taxes and certain other items. The cost of repairs and maintenance for property, plant and equipment is charged to expense as incurred.

    The Company's provision for depreciation of property, plant and equipment is based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. Prior to discontinuing SFAS No. 71, depreciation was based on lives specified by regulatory commissions. When depreciable property, plant and equipment is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation.

     The Company capitalized the cost of debt and equity funds as a component of plant construction. This cost was amortized over the remaining service lives of the plant, resulting in higher depreciation expense. Total amounts capitalized by the Company were $19.1, $23.4 and $30.5 in 1993, 1992 and 1991, respectively, and were included as an element of other expense, prior to the discontinuance of SFAS No. 71. Subsequent to the discontinuance of SFAS No.
71, amounts capitalized will be offset against interest expense.

REVENUE RECOGNITION: Local telephone service revenues are generally billed monthly in advance. These revenues are recognized when services are provided. Nonrecurring and usage sensitive revenues derived from installation, exchange access and long distance services are billed and recognized monthly as services are provided.

                       U S WEST COMMUNICATIONS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DOLLARS IN MILLIONS)

NOTE 2: MAJOR CUSTOMER

     The Company provides network access services to interexchange carriers, the largest volume of which is provided to AT&T. During 1993, 1992 and 1991, billings for all services to AT&T approximated $1,159, $1,191 and $1,243, respectively. The decreases are primarily due to price decreases prescribed by the Federal Communications Commission ("FCC"). Related accounts receivable at December 31, 1993 and 1992, totaled $97 and $106, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

    The Company purchases various services, as noted below, from affiliated companies. The amount paid by the Company for these services is determined in accordance with FCC and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The costs of those services are billed to the regulated company.

     It is not practicable to provide a detailed estimate of the expenses which would be recognized on a stand-alone basis. However, the Company believes that corporate services, including those related to shareholder relations, procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since the Company absorbs only a portion of the total costs. Additionally, through its 1/7 ownership interest in Bellcore (see footnote 1 below), the Company obtains benefits associated with research and development activities which exceed the Company's share of the total costs.

     The Company's operations include the following charges for these services:

- -------------------------------------------------------------------------------
                                                Year Ended December 31,
                                           1993           1992        1991
- -------------------------------------------------------------------------------
Research and development (1)              $177.0         $198.5      $196.7
Procurement                                106.8           96.0       107.5
Corporate services                         101.1           89.0        99.9
Marketing services                          66.2           48.7        37.3
Telecommunications                          15.5           18.3        27.2
Leased office space                         10.9           10.2        30.8
Other                                       34.0           36.2        33.0
- -------------------------------------------------------------------------------
Total                                     $511.5         $496.9      $532.4
===============================================================================

(1) Includes charges related to research, development and maintenance of existing technologies performed by Bellcore, a telecommunications research entity in which the Company has 1/7 ownership interest.


                        U S WEST COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 4: RESTRUCTURING CHARGES

     The Company's 1993 results reflect a pretax restructuring charge of $880 million. The restructuring charge includes specific incremental and direct costs which can be estimated with reasonable accuracy and are clearly identifiable with the related plan.

     The restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company will develop new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 8,000 employees by the end of 1996 (in addition to a remaining reduction of 1,000 employees pursuant to the restructuring plan announced in 1991) and consolidate the operations of its existing 560 customer centers into 26 customer centers in ten cities.

     Following is a schedule of costs included in the restructuring charge:


       Employee separation                                 $235
       Real estate                                          120
       Relocation                                           105
       Retraining                                            60
       Systems development                                  360
                                                         ------
                                                           $880
                                                         ======

     Employee separation costs include severance payments, healthcare coverage and postemployment education benefits. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation. Systems development includes the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. There are no costs for asset write-downs included in the restructuring charge. The work-force reductions would not be possible without the development and installation of the new systems which will eliminate the current, labor-intensive interfaces between existing systems.

     The Company's 1991 restructuring plan was established to partially offset the effects of future wage, salary and benefit increases. The plan will result in a work-force reduction of approximately 6,000 employees, of which approximately 5,000 employees have left the Company as of December 31, 1993. The 1991 restructuring charge was $240, of which approximately $56 is unused at December 31, 1993.

                        U S WEST COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN MILLIONS)


NOTE 5: DISCONTINUANCE OF SFAS NO. 71

     The Company incurred a non-cash, extraordinary charge of $3.0 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for its operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, competition notwithstanding, by charging its customers at prices established by its regulators. The Company's decision to discontinue the application of SFAS No. 71 was based on the belief that competition, market conditions and the development of broadband technology, more than prices established by regulators, will determine the future revenues of the Company.
As a result of this change, the remaining asset lives of the Company's telephone plant have been shortened to more closely reflect the useful (economic) lives of such plant.

    Following is a list of the major categories of property, plant and equipment and the manner in which lives were affected by the discontinuance of SFAS No. 71:

                                                     Average Life (years)
                                               ------------------------------
                                                     Before          After
Category                                        Discontinuance  Discontinuance
- --------------------------------------------------------------------------------
Digital switch                                       17-18           10
Digital circuit                                      11-13           10
Aerial copper cable                                  18-28           15
Underground copper cable                             25-30           15
Buried copper cable                                  25-28           20
Fiber cable                                             30           20

     Following is a schedule of the nature and amounts of the after-tax charge recognized as a result of the Company's discontinuance of SFAS No. 71:

Plant-related                                                          $3,124
Tax-related regulatory assets and liabilities                            (208)
Other regulatory assets and liabilities                                   125
                                                                       ------
  Total after-tax charge                                               $3,041
                                                                       ======

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of cash, short-term investments and other current amounts receivable and payable approximate fair value because of their short maturity. The fair value of the Company's long-term debt is estimated based on quoted market prices where available. If not available, fair value is based on discounting future cash flows using current interest rates. As of December 31, 1993 and 1992, the carrying amount of the Company's debt was $5,352 and $5,000, respectively, and the fair value was $5,500 and $5,100, respectively. The fair value of debt includes the effect of variable-to-fixed interest rate swaps on notional principal amounts of $200 at December 31, 1993.

                           U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (DOLLARS IN MILLIONS)

NOTE 7: DEBT

     The components of short-term debt follow:

- -------------------------------------------------------------------------------
                                                             December 31,
                                                       ----------------------
                                                          1993        1992
- -------------------------------------------------------------------------------
Notes payable:
  Commercial paper                                       $978.2      $270.1
  Other                                                     0.5         0.5
Current portion of long-term debt                         281.3       279.0
- -------------------------------------------------------------------------------
Short-term debt                                        $1,260.0      $549.6
===============================================================================


     Under formal lines of credit with major banks, the Company is permitted to borrow up to $300, all of which were available at December 31, 1993.

     Interest rates and maturities on long-term debt follow:

- -------------------------------------------------------------------------------
                                                            December 31,
                                                       ----------------------
                                                          1993        1992
- -------------------------------------------------------------------------------
Maturing within 5 years:
  3 3/4 % to 6 1/8 % due 1994                               $     -      $256.5
  6     % to 6 5/8 % due 1995                                  91.5        91.5
  7 1/2 % to 7 5/8 % due 1996                                 370.0       370.0
  6 1/4 % to 7 1/8 % due 1997                                  16.9        17.2
  4 1/2 % to 5 5/8 % due 1998                                 335.4        35.4

Maturing thereafter:
  Up to 6% with various maturities through 2013               501.0       401.0
  Above 6% to  9% with various maturities through 2043      2,435.2     3,047.5
  Above 9% to 12% with various maturities through 2031        320.0       320.0
- -------------------------------------------------------------------------------
                                                            4,070.0     4,539.1
Unamortized discount (net) and debt issuance costs           (123.5)     (209.3)
Other                                                         145.3       120.1
- -------------------------------------------------------------------------------
Long-term debt                                             $4,091.8    $4,449.9
===============================================================================

     Interest payments (net of amounts capitalized) were $386.4, $406.3 and $392.6, respectively, for 1993, 1992 and 1991.

     During 1993, the Company refinanced debt issues aggregating $2.7 billion in principal amount to take advantage of favorable interest rates. The refinancing resulted in an extraordinary charge to income of $77.2, net of a tax benefit of $47.8.

                         U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 8: LEASE COMMITMENTS

     The Company has entered into operating leases for office facilities, equipment and real estate. Total commitments under non-cancellable operating leases at December 31, 1993, follow:

- -------------------------------------------------------------------------------
                                                                     OPERATING
                                                                      LEASES
- -------------------------------------------------------------------------------
1994                                                                     $92.1
1995                                                                      83.4
1996                                                                      74.0
1997                                                                      72.0
1998 thereafter                                                           69.5
                                                                         468.9
- -------------------------------------------------------------------------------
Total minimum lease payments                                            $859.9
===============================================================================

      Rent expense under operating leases was $184.3 in 1993, $184.6 in 1992 and $144.5 in 1991.

NOTE 9: CONTINGENCIES

      There are pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events and 2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

                          U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 10: EMPLOYEE BENEFITS

PENSION PLANS

     The Company is a participant in a defined benefit pension plan administered by U S WEST, which covers substantially all management and occupational employees. Prior to 1993, the Company was a participant in two defined benefit pension plans administered by U S WEST, which were merged into one plan effective January 1, 1993. Benefits for management employees are based upon a final pay formula while occupational benefits are based upon a flat benefit formula. The projected unit credit method is used for financial reporting purposes and the aggregate cost method for funding purposes. No funding was required in 1993, 1992 or 1991. Net pension credits for 1993, 1992 and 1991 were $66.0, $101.8 and $100.6, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provides certain health care and life insurance benefits for retired employees. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 mandates that employers reflect in their current expenses an accrual for the cost of providing retirement medical and life insurance benefits to current and future retirees. Prior to 1992, the Company recognized these costs as they were paid. Adoption of SFAS No. 106 resulted in a one-time, non-cash charge against 1992 earnings of $1,675.3, net of a deferred tax benefit of $1,022.1, for the prior service of active and retired employees. The Company used the projected unit credit method for the determination of postretirement medical costs for financial reporting purposes.

     In conjunction with the adoption of SFAS No. 106, for financial reporting purposes, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets. In 1992, pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," a regulatory asset associated with the recognition of the transition benefit obligation was not recorded because of uncertainties as to the timing and extent of recovery given the Company's assessment of its long-term competitive environment. However, the FCC and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes.

     Net postretirement benefit costs for 1993 and 1992 were $247.5 and $258.3, respectively. The amount funded by the Company will generally follow the amount of expense allowed in regulatory jurisdictions.

OTHER POSTEMPLOYMENT BENEFITS

     The Company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1992. SFAS No. 112 requires that employers accrue for the estimated costs of benefits, such as workers' compensation and disability, provided to former or inactive employees who are not eligible for retirement. Adoption of SFAS No. 112 resulted in a one-time, non-cash charge against 1992 earnings of $49.1, net of a deferred tax benefit of $29.9. No adjustment to the postemployment benefit liability was necessary at December 31, 1993.

                                  U S WEST COMMUNICATIONS, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (DOLLARS IN MILLIONS)

NOTE 11: INCOME TAXES

     The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods in accordance with SFAS No. 109, "Accounting for Income Taxes," adopted by the Company effective January 1, 1993. SFAS No. 109 uses a balance sheet approach that generally allows consideration of expected future income. Prior to 1993, the Company used the SFAS No. 96 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The cumulative effect of adopting SFAS No. 109 was not material to the results of operations.

     The Company is included in the consolidated tax return of U S WEST. Under an agreement with U S WEST, the Company recognizes income taxes on a separate return basis. At December 31, 1993 and 1992, the Company had an outstanding tax payable to U S WEST of $96.3 and $22.9, respectively.

     For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

     The components of the provision for income taxes follow:

- -------------------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                               1993           1992        1991
- -------------------------------------------------------------------------------
Federal income taxes
  Current                                     $393.9         $393.2      $396.0
  Deferred                                    (122.3)          31.3       (48.1)
  Investment tax credits - net                 (56.1)         (63.2)      (74.9)
- -------------------------------------------------------------------------------
                                               215.5          361.3       273.0
- -------------------------------------------------------------------------------
State and local
  Current                                       61.9           58.8        72.0
  Deferred                                     (25.9)          14.9        10.2
- -------------------------------------------------------------------------------
                                                36.0           73.7        82.2
- -------------------------------------------------------------------------------
Provision for income taxes                    $251.5         $435.0      $355.2
===============================================================================

     The unamortized balance of investment tax credits were $280.0 and $520.8 at December 31, 1993 and 1992, respectively. During 1993, the unamortized balance of investment tax credits was reduced by $185.6 in conjunction with the Company's decision to discontinue accounting in accordance with SFAS No. 71 (refer to Note 5 on page 23 of the Notes to Consolidated Financial Statements).

     Amounts paid for income taxes were $337.8, $464.7, and $454.8 respectively, for 1993, 1992 and 1991.

                      U S WEST COMMUNICATIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLARS IN MILLIONS)

NOTE 11: INCOME TAXES (Continued)

     The effective tax rate differs from the statutory tax rate as follows:

- -------------------------------------------------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                               1993           1992        1991
- -------------------------------------------------------------------------------
Federal statutory tax rate *                   35.0 %         34.0 %      34.0 %
Investment tax credit amortization             (3.3)          (4.7)       (6.5)
State income taxes - net of federal effect      3.9            3.5         4.7
Rate differential on reversing temporary
  differences                                  (2.4)          (4.2)       (4.8)
Depreciation on capitalized overheads           1.5            2.0         3.1
Other                                          (0.1)           0.8         0.3
Tax law change - catch-up adjustment            3.5              -           -
Restructuring charge                           (1.5)             -           -
- -------------------------------------------------------------------------------
Effective tax rate                             36.6 %         31.4 %      30.8 %
===============================================================================

* Federal statutory tax rate increase effective January 1, 1993

     The components of the net deferred tax liability follow:

- -------------------------------------------------------------------------------
                                                        DECEMBER 31, JANUARY 1,
                                                            1993        1993
- -------------------------------------------------------------------------------
Property, plant and equipment temporary differences        $1,342.6    $2,913.8
State deferred taxes - net of federal effect                  176.7       393.6
Revenue requirement adjustment to regulatory asset                -       356.4
Other                                                          78.6       113.1
- -----------------------------------------------------------------------------------
Deferred tax liabilities                                   $1,597.9    $3,776.9
- -----------------------------------------------------------------------------------
Pension, postretirement and postemployment benefits           747.2       773.2
Revenue requirement adjustment to regulatory liability            -       463.6
Unamortized investment tax credit                              98.0       177.0
State deferred taxes - net of federal effect                  171.5       143.5
Restructuring                                                 327.6           -
Other                                                         205.9       153.3
- -------------------------------------------------------------------------------
Deferred tax assets                                         1,550.2     1,710.6
- -------------------------------------------------------------------------------
Net deferred tax liability                                    $47.7    $2,066.3
===============================================================================

     The current portion of the net deferred tax liability is an asset of $292.3 resulting primarily from restructuring charges and compensation-related items.

                          U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 11: INCOME TAXES (Continued)

     Prior to the discontinuance of SFAS No. 71, the Company recorded additional deferred taxes and established a corresponding regulatory asset, primarily related to the cumulative amount of tax benefits previously flowed through to ratepayers. In addition, the Company recorded a regulatory liability coincidental with the reduction of the deferred tax reserves from higher historical to lower current tax rates. The regulatory asset and liability were grossed up, in accordance with SFAS No. 109, for the tax effect of future revenue requirements. In connection with the discontinuance of SFAS No. 71, the remaining balance of the regulatory asset and liability at December 31, 1992, and the related deferred tax asset and liability, were written off as described in Note 5 on page 23 of the Notes to Consolidated Financial Statements.

     On August 10, 1993, federal legislation was enacted which increased the corporate tax rate from 34 percent to 35 percent effective January 1, 1993. The cumulative effect on deferred taxes of the 1993 increase in income tax rates was $54.

NOTE 12: COMMON SHAREOWNER'S EQUITY

     Transactions affecting shareowner's equity follow:

- -------------------------------------------------------------------------------
                                               COMMON        RETAINED
                                               SHARES        EARNINGS     TOTAL
- -------------------------------------------------------------------------------
Balance at December 31, 1990                $5,589.5       $1,768.6    $7,358.1
- -------------------------------------------------------------------------------
   Net income                                      -          798.5       798.5
   Dividends declared                              -         (798.5)     (798.5)
   Equity infusions                            476.6              -       476.6
   Other - net                                   6.8           (4.3)        2.5
- -------------------------------------------------------------------------------
Balance at December 31, 1991                 6,072.9        1,764.3     7,837.2
- -------------------------------------------------------------------------------
   Net loss                                        -         (774.4)     (774.4)
   Dividends declared                              -         (989.2)     (989.2)
   Equity infusions                            383.7              -       383.7
   Other - net                                   0.3           (0.7)       (0.4)
- -------------------------------------------------------------------------------
Balance at December 31, 1992                 6,456.9           (0.0)    6,456.9
- -------------------------------------------------------------------------------
  Net loss                                         -       (2,682.8)   (2,682.8)
  Dividends declared                               -         (918.7)     (918.7)
  Equity infusions                             284.3              -       284.3
  Other - net                                    0.3              -         0.3
- -------------------------------------------------------------------------------
Balance at December 31, 1993                $6,741.5      ($3,601.5)   $3,140.0
===============================================================================

                          U S WEST COMMUNICATIONS, INC.
                          SUPPLEMENTARY FINANCIAL DATA
                              (DOLLARS IN MILLIONS)



                       QUARTERLY FINANCIAL DATA (Unaudited)

- -------------------------------------------------------------------------------------------------
Quarter                                1st           2nd            3rd         4th        YTD
- -------------------------------------------------------------------------------------------------
1993
Operating revenues                   $2,141.2      $2,151.0       $2,148.0    $2,215.7    8,655.9
Operating income (loss)                 498.8         477.4         (406.9)      504.3    1,073.6
Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle        267.3         242.7         (348.9)      274.2      435.3
Net income (loss)                       267.3         192.5       (3,416.8)      274.2   (2,682.8)
- --------------------------------------------------------------------------------------------------
1992
Operating revenues                   $2,067.8      $2,078.2       $2,072.1    $2,105.6
Operating income                        481.8         487.0          393.9       458.7
Income before cumulative effect
  of change in accounting
  principles                            264.7         244.1          196.7       244.5
Net income (loss)                    (1,459.7)        244.1          196.7       244.5
- ---------------------------------------------------------------------------------------

     Second quarter 1993 net income reflects the costs associated with the refinancing of debt.

     Third quarter 1993 operating income reflects the restructuring charge described in Note 4 on page 22 of the Notes to Consolidated Financial Statements.

     Third quarter 1993 net loss includes the impacts of discontinuing SFAS No. 71, the cumulative effect of a federally mandated increase in income taxes and the early extinguishment of debt.

     First quarter 1992 net loss reflects the impacts of adopting SFAS No. 106 and SFAS No. 112.

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) Documents filed as a part of this report:                               Page


    (1) Report of Independent Accountants  .  .  .  .  .  .  .  .  .  .  .  . 15


    (2) Consolidated Financial Statements and Supplementary Data:

           Consolidated Statements of Income -
              for the years ended December 31, 1993, 1992 and 1991.  .  .  .  16

           Consolidated Balance Sheets -
              as of December  31, 1993 and 1992 .  .  .  .  .  .  .  .  .  .  17

           Consolidated Statements of Cash Flows -
              for the years  ended December 31, 1993,  1992 and 1991 .  .  .  19

           Notes to Consolidated Financial Statements .  .  .  .  .  .  .  .  20

           Supplementary Financial  Data (Unaudited)  .  .  .  .  .  .  .  .  30


    (3) Consolidated Financial Statement Schedules:

            V - Property,  Plant and Equipment  .  .  .  .  .  .  .  .  .  .  35

           VI - Accumulated Depreciation and Amortization   .  .  .  .  .  .  36

         VIII - Valuation and Qualifying Accounts  .  .  .  .  .  .  .  .  .  38

           IX - Short-Term  Debt .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  39

            X - Supplementary Income Statement Information  .  .  .  .  .  .  40



     Financial statement schedules other than those listed above have been omitted because the required information is contained in the Consolidated Financial Statements and notes thereto, or because such schedules are not required or applicable.

                          U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(b) Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the fourth quarter of 1993:

            (i) report dated October 28, 1993, filing a form of Note in connection with the Company's 5.65% notes due November 1, 2004

           (ii) report dated November 15, 1993, filing a form of Note in connection with the Company's 6 1/8% notes due November 15, 2005, and a form of Debenture with respect to the Company's 7 1/8% debentures due November 15, 2043

          (iii) report dated December 17, 1993, filing a First Amendment, dated December 17, 1993, to Distribution Agreement, dated April 20, 1992, among the Company and Solomon Brothers, Inc., Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated, and a form of Medium-term (Floating Rate) Note with respect thereto.
(c) Exhibits

          Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.
Exhibit
Number

     (2a) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company. (Incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No. 1-3040).

     (2b) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone Company. (Incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040).

   (3a.1) Articles of Incorporation of the Registrant as amended December 22,
          1980 (Exhibit 3a to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

   (3a.2) Articles of Amendment to the Articles of Incorporation of The Mountain
          States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) as filed with the Colorado Secretary of State. (Incorporated herein by this reference to Exhibit 3 to Form SE filed on January 8, 1991, File No. 1-3040).

     (3b) Bylaws of the Registrant as amended February 16, 1993.

      (4) No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    (10a) Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., and certain of their affiliated companies, including The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

    (10b) Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and Telegraph Company (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

                            U S WEST COMMUNICATIONS, INC.
                                     FORM 10-K

                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(c) Exhibits - continued

    (10c) Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

    (10d) Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph and Central Services Organization (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

    (10e) Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

    (10f) Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

    (10g) Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic
          Corporation,  BellSouth   Corporation,  Cincinnati  Bell, Inc., NYNEX
          Corporation, Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation and U S WEST, Inc.
          (Exhibit 10i to Form 10-K for the period ended December 31, 1984,
          File No.  1-3040).

    (10h) Shareholders' Agreement dated as of January 1, 1988, between Ameritech Services, Inc., Bell Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company, Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit 10h to Form SE dated
          March 5, 1992, File No.  1-3040).

     12   Computation of Ratio of Earnings to Fixed Charges.

     23   Consent of Independent Accountants.

     24   Powers of Attorney.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 30, 1994.


                                          U S WEST COMMUNICATIONS, INC.

                                              /s/ DAVID R. LAUBE
                                          By ________________________________
                                              David R. Laube
                                              Vice President, Controller
                                              and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:
A. Gary Ames, President and Chief Executive Officer

Principal Financial Officer:
James T. Helwig, Vice President and Chief Financial Officer

Principal Accounting Officer:
David R. Laube, Vice President, Controller and Treasurer





Directors:

/s/ A. GARY AMES
/s/ JAMES T. HELWIG
/s/ JAMES M. OSTERHOFF




     /s/ DAVID R. LAUBE
By________________________________
         David R. Laube
(for himself and as Attorney-in-Fact)



Dated: March 30, 1994

                                  U S WEST COMMUNICATIONS, INC.
                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      (DOLLARS IN MILLIONS)

   ---------------------------------------------------------------------------------------------
                                   BALANCE AT                                         BALANCE
                                   BEGINNING   ADDITIONS      RETIRE-     OTHER       AT END
   CLASSIFICATION                  OF PERIOD   AT COST(A)     MENTS(B)    CHANGES(C)  OF PERIOD
   ---------------------------------------------------------------------------------------------
   YEAR 1993

   Land and buildings               $2,335.6        $76.8        $23.1        $3.3     $2,392.6
   Central office equipment         10,143.7        933.5        540.8       215.5     10,751.9
   Station equipment                   305.6         41.5         14.8         8.9        341.2
   Outside plant                    10,793.5        665.4         87.6        14.7     11,386.0
   Furniture and office equipment    1,837.7        314.2        124.6        11.2      2,038.5
   Other communication equipment        11.0         11.1          0.7        19.0         40.4
   Vehicles and work equipment         494.1         49.6         30.6         0.1        513.2
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service               25,921.2      2,092.1        822.2       272.7     27,463.8
   Plant under construction            602.7         84.2            -      (166.4)       520.5
   Property held for future use         30.0            -            -        (2.6)        27.4
                                   ----------  ----------- ------------   ---------   ----------
     Total                         $26,553.9     $2,176.3       $822.2      $103.7    $28,011.7
                                   ==========  =========== ============   =========   ==========
   YEAR 1992

   Land and buildings               $2,238.8       $115.7        $15.1       ($3.8)    $2,335.6
   Central office equipment          9,538.7        953.8        492.4       143.6     10,143.7
   Station equipment                   326.0         38.4         72.5        13.7        305.6
   Outside plant                    10,175.3        725.8         73.4       (34.2)    10,793.5
   Furniture and office equipment    2,010.2        290.8        566.3       103.0      1,837.7
   Other communication equipment        10.7          0.7          0.4           -         11.0
   Vehicles and work equipment         511.9         59.0         77.4         0.6        494.1
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service               24,811.6      2,184.2      1,297.5       222.9     25,921.2
   Plant under construction            593.5        172.4            -      (163.2)       602.7
   Property held for future use         34.7            -            -        (4.7)        30.0
                                   ----------  ----------- ------------   ---------   ----------
     Total                         $25,439.8     $2,356.6     $1,297.5       $55.0    $26,553.9
                                   ==========  =========== ============   =========   ==========
   YEAR 1991

   Land and buildings               $2,182.9        $85.7        $28.9       ($0.9)    $2,238.8
   Central office equipment          9,007.8      1,032.2        539.7        38.4      9,538.7
   Station equipment                   604.7         29.8        310.6         2.1        326.0
   Outside plant                     9,697.6        562.4         92.3         7.6     10,175.3
   Furniture and office equipment    1,949.0        298.2        295.6        58.6      2,010.2
   Other communication equipment        47.9          4.6          2.0       (39.8)        10.7
   Vehicles and work equipment         482.8         56.0         25.5        (1.4)       511.9
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service               23,972.7      2,068.9      1,294.6        64.6     24,811.6
   Plant under construction            511.5         91.0            -        (9.0)       593.5
   Property held for future use         25.4          8.3            -         1.0         34.7
                                   ----------  ----------- ------------   ---------   ----------
     Total                         $24,509.6     $2,168.2     $1,294.6       $56.6    $25,439.8
                                   ==========  =========== ============   =========   ==========



   The notes on page 37 are an integral part of this Schedule.

                                  U S WEST COMMUNICATIONS, INC.
                     SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                      (DOLLARS IN MILLIONS)

   ---------------------------------------------------------------------------------------------
                                   BALANCE AT  ADDITIONS                              BALANCE
                                   BEGINNING   CHARGED TO     RETIRE-     OTHER       AT END
   DESCRIPTION                     OF PERIOD   EXPENSES       MENTS(B)    CHANGES(D)  OF PERIOD
   ---------------------------------------------------------------------------------------------
   YEAR 1993

   Buildings                          $503.9        $72.0        $21.7       $68.9       $623.1
   Central office equipment          3,649.5        868.8        532.7     2,136.9      6,122.5
   Station equipment                   189.2         11.7         17.4        19.1        202.6
   Outside plant                     3,983.2        528.4         79.3     2,631.6      7,063.9
   Furniture and office equipment      715.8        283.8        124.6       339.1      1,214.1
   Other communication equipment         6.8          2.5          0.6        10.3         19.0
   Vehicles and work equipment         185.4         39.4         30.6        24.9        219.1
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service                9,233.8      1,806.6        806.9     5,230.8     15,464.3
   Property held for future use          0.3            -            -           -          0.3
                                   ----------  ----------- ------------   ---------   ----------
     Total                          $9,234.1     $1,806.6       $806.9    $5,230.8    $15,464.6
                                   ==========  =========== ============   =========   ==========

   YEAR 1992

   Buildings                          $444.5        $63.7        $14.9       $10.6       $503.9
   Central office equipment          3,280.9        844.8        491.3        15.1      3,649.5
   Station equipment                   233.6         17.3         72.4        10.7        189.2
   Outside plant                     3,564.4        497.9         72.2        (6.9)     3,983.2
   Furniture and office equipment      988.1        267.4        566.1        26.4        715.8
   Other communication equipment        12.4          2.8          2.2        (6.2)         6.8
   Vehicles and work equipment         215.9         41.5         77.4         5.4        185.4
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service                8,739.8      1,735.4      1,296.5        55.1      9,233.8
   Property held for future use          0.4            -            -        (0.1)         0.3
                                   ----------  ----------- ------------   ---------   ----------
     Total                          $8,740.2     $1,735.4     $1,296.5       $55.0     $9,234.1
                                   ==========  =========== ============   =========   ==========

   YEAR 1991

   Buildings                          $418.7        $75.0        $28.3      ($20.9)      $444.5
   Central office equipment          3,019.7        786.0        552.2        27.4      3,280.9
   Station equipment                   496.6         44.6        310.6         3.0        233.6
   Outside plant                     3,167.9        488.5         91.9        (0.1)     3,564.4
   Furniture and office equipment      993.9        258.3        280.7        16.6        988.1
   Other communication equipment         9.2         (1.1)        (0.5)        3.8         12.4
   Vehicles and work equipment         194.4         41.5         25.3         5.3        215.9
                                   ----------  ----------- ------------   ---------   ----------
     Plant in service                8,300.4      1,692.8      1,288.5        35.1      8,739.8
   Property held for future use          2.6         (2.2)           -           -          0.4
                                   ----------  ----------- ------------   ---------   ----------
     Total                          $8,303.0     $1,690.6     $1,288.5       $35.1     $8,740.2
                                   ==========  =========== ============   =========   ==========


   The notes on page 37 are an integral part of this Schedule.

                             U S WEST COMMUNICATIONS, INC.
                              NOTES TO SCHEDULES V AND VI
                                 (DOLLARS IN MILLIONS)


   (a) Additions include allowance for funds used during construction and transfers from telephone plant under construction to telephone plant in service.

   (b) Items of telephone plant, when retired or sold, are deducted from the property account at the amount at which they are included therein.

   (c) Other changes include (1) prior year reclassifications, (2) adjustments resulting from periodic physical inventories and (3) transfers from construction in progress.

   (d) Comprised principally of removal costs and salvage received from disposals. 1993 includes the increase in accumulated depreciation recorded in conjunction with the Company's decision to discontinue the application of SFAS No. 71. Following is a schedule of the impacts on the 1993 accumulated depreciation by class of plant:

          Buildings                                                          $80.2
          Central office equipment                                         2,071.2
          Station equipment                                                    8.0
          Outside plant                                                    2,643.6
          Furniture and office equipment                                     117.2
          Other communication equipment                                      211.6
          Vehicles and work equipment                                         19.7
                                                                          ---------
             Total adjustment to plant in service                         $5,151.5
                                                                          =========

                                  U S WEST COMMUNICATIONS, INC.
                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                      (DOLLARS IN MILLIONS)

   ---------------------------------------------------------------------------------------------
                                   BALANCE AT              CHARGED TO                 BALANCE
                                   BEGINNING     CHARGED      OTHER                   AT END
   DESCRIPTION                     OF PERIOD   TO EXPENSE    ACCOUNTS     DEDUCTIONS  OF PERIOD
   ---------------------------------------------------------------------------------------------
   ALLOWANCE FOR CREDIT LOSSES
   Year 1993                           $26.8         55.4            -        55.0        $27.2
   Year 1992                           $32.0         55.0          0.7        60.9        $26.8
   Year 1991                           $29.0         73.7         (0.8)       69.9        $32.0


   RESERVES RELATED TO 1993 BUSINESS
   RESTRUCTURING, INCLUDING FORCE AND
   FACILITY CONSOLIDATION
   Year 1993                               -       $880.0            -           -       $880.0


   RESERVES RELATED TO 1991 BUSINESS
   RESTRUCTURING, INCLUDING FORCE
   REDUCTIONS
   Year 1993                          $160.2            -            -      $104.2        $56.0
   Year 1992                          $240.0            -            -       $79.8       $160.2
   Year 1991                               -       $240.0            -           -       $240.0

   (a)  Allowance for  credit  losses does  not  include those  amounts  charged directly  to expense in  the charged  to expense  category.  These  amounts were  $9.5, $8.9  and
        $7.2, respectively for 1993, 1992 and 1991.

   (b)  Allowance for credit losses deductions  represent customer accounts written off during the period, net of recoveries.



                                  U S WEST COMMUNICATIONS, INC.
                                  SCHEDULE IX - SHORT-TERM DEBT
                                      (Dollars in millions)
   -------------------------------------------------------------------------------------------------
                                                                                          Weighted
                                               Weighted      Maximum        Average       average
                                               average       amount         amount        interest
                                   Balance     interest      outstanding    outstanding   rate
                                   at end of   rate at end   during         during        during
   Description                     period      of period     period (a)     period (b)    period (c)
   -------------------------------------------------------------------------------------------------
   YEAR 1993

   Bank loans                           $0.5         6.00%          $0.8        $0.4           6.82%
   Commercial paper                    978.2         2.73%       1,466.6       834.6           3.20%
   Other                                   -            -                          -              -
   Current portion of long-term
     debt                              281.3          N/A            N/A         N/A            N/A
                                   ----------                               ---------
     Total                          $1,260.0                                  $835.0
                                   ==========                               =========
   YEAR 1992

   Bank loans                           $0.3         6.33%          $0.3        $0.3           6.67%
   Commercial paper                    270.1         3.48%         441.3       224.7           4.12%
   Other                                 0.2         9.17%           0.3         0.2           9.05%
   Current portion of long-term
     debt                              279.0          N/A            N/A         N/A            N/A
                                   ----------                               ---------
     Total                            $549.6                                  $225.2
                                   ==========                               =========
   YEAR 1991

   Bank loans                           $1.4         7.00%          $1.4        $0.9           8.20%
   Commercial paper                    267.0         5.00%         638.8       420.9           6.34%
   Other                                   -            -              -           -
   Current portion of long-term
     debt                               26.6          N/A            N/A         N/A            N/A
                                   ----------                               ---------
     Total                            $295.0                                  $421.8
                                   ==========                               =========


   (a) Computed based on the amount outstanding at month end.

   (b) Computed as the  year-to-date cumulative monthly average (which is  based on the daily balances outstanding) divided by 12 months.

   (c) Computed as  the interest accrued year-to-date divided by  the weighted average amount outstanding.


                                        39

                                  U S WEST COMMUNICATIONS, INC.
                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                      (DOLLARS IN MILLIONS)

   ---------------------------------------------------------------------------------------------
                                                               CHARGED TO COSTS AND EXPENSES
                                                           -------------------------------------
        ITEM                                                      1993        1992         1991
   ---------------------------------------------------------------------------------------------
        Gross Receipts Taxes                                     $73.1       $71.3        $91.3

        Property Taxes                                           281.4       253.5        280.1

        Maintenance and Repairs                                1,567.9     1,495.8      1,399.8

