Form 10-Q
period 1994-03-31
U S WEST COMMUNICATIONS INC
filed 1994-05-12
CIK 68622

  ----------------------------------------------------------------------------
  ----------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q





  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1994

                                         OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________


                            Commission File Number 1-3040


                            U S WEST Communications, Inc.

  A Colorado Corporation                                    IRS Employer No.
                                                               84-0273800

                   1801 California Street, Denver, Colorado 80202

                           Telephone Number (303) 896-3099



  THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__



  ----------------------------------------------------------------------------
  ----------------------------------------------------------------------------

                            U S WEST Communications, Inc.
                                     Form 10-Q
                                 TABLE OF CONTENTS

  Item                                                                Page

                         PART I - FINANCIAL INFORMATION



  1.  Financial Statements (Unaudited)

        Consolidated Statements of Operations -
           Three months ended March 31, 1994 and 1993.  .  .  .  .  3

        Condensed Consolidated Balance Sheets -
           March 31, 1994 and December 31, 1993.  .  .  .  .  .  .  4


        Consolidated Statements of Cash Flows -
           Three months ended March 31, 1994 and 1993.  .  .  .  .  6

        Notes to Consolidated Financial Statements.  .  .  .  .  .  7

  2.  Management's Analysis - (Reduced disclosure format pursuant to
        General Instruction H(2))  .  .  .  .  .  .  .  .  .  .  .  8

                            PART II - OTHER INFORMATION




  6.  Exhibits and Reports on Form 8-K.  .  .  .  .  .  .  .  .  . 12


   Form 10-Q - Part I                          U S WEST Communications, Inc.

   CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
   ---------------------------------------------------------------------------

                                                 Three Months Ended
                                                      March 31,
   (Dollars in millions)                     1994                  1993
   ---------------------------------------------------------------------------

   OPERATING REVENUES
     Local service                           $985                  $937
     Interstate access service                562                   538
     Intrastate access service                174                   170
     Long distance network service            351                   356
     Other services                           146                   140
                                        ----------            ----------
       Total operating revenues             2,218                 2,141
                                        ----------            ----------
   OPERATING EXPENSES
     Employee-related costs                   717                   696
     Other operating expenses                 398                   408
     Taxes other than income taxes             97                    96
     Depreciation and amortization            465                   442
                                        ----------            ----------
       Total operating expenses             1,677                 1,642
                                        ----------            ----------
         Income from operations               541                   499

     Interest expense                          80                    99
     Other income                              14                     -
                                        ----------            ----------
       Income before income taxes             475                   400

     Provision for income taxes               178                   133
                                        ----------            ----------

   NET INCOME                                $297                  $267
                                        ==========            ==========

   See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I                     U S WEST Communications, Inc.


  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

  ----------------------------------------------------------------------------


                                        March 31,         December 31,
   (Dollars in millions)                    1994               1993
  ----------------------------------------------------------------------------



  ASSETS

    Current assets
      Cash and cash equivalents               $45               $67
      Accounts receivable                   1,360             1,391
      Materials and supplies                  105               108
      Other                                   386               351
                                        ----------        ----------
      Total current assets                  1,896             1,917
                                        ----------        ----------

    Property, plant and equipment          28,249            28,012
      Less: Accumulated depreciation       15,731            15,465
                                        ----------        ----------
      Net property, plant and equipment    12,518            12,547
                                        ----------        ----------

    Other                                     914               698
                                        ----------        ----------

    Total assets                          $15,328           $15,162
                                        ==========        ==========

  See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I                     U S WEST Communications, Inc.


  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
  ----------------------------------------------------------------------------


                                             March 31,    December 31,
  (Dollars in millions)                        1994          1993
  ----------------------------------------------------------------------------


  LIABILITIES AND SHAREOWNER'S EQUITY

    Current liabilities
      Short-term debt                         $1,240          $1,260
      Accounts payable                           689             935
      Employee compensation                      257             303
      Other                                    1,509           1,314
                                           ----------      ----------
      Total current liabilities                3,695           3,812
                                           ----------      ----------

    Long-term debt                             4,272           4,092
    Postretirement benefit obligation          2,323           2,593
    Deferred taxes and credits                 1,642           1,525

    Shareowner's equity
      Common shares  -  one share
        without par value                      6,998           6,742
      Accumulated deficit                     (3,602)         (3,602)
                                            ---------      ----------
    Total shareowner's equity                  3,396           3,140
                                           ----------      ----------

    Total liabilities and shareowner's
      equity                                 $15,328         $15,162
                                           ==========      ==========

  See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I                      U S WEST Communications, Inc.


  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  ----------------------------------------------------------------------------
                                              Three Months Ended
                                                   March 31,
  (Dollars in millions)                      1994            1993
  ----------------------------------------------------------------------------
  OPERATING ACTIVITIES
    Net income                                $297            $267
    Adjustments
      Depreciation and amortization            465             442
      Deferred income taxes and amortization
        of investment tax credit                26              10
      Changes in operating assets and
        liabilities
        Accounts receivable                     31             (18)
        Materials, supplies and other          (41)            (50)
        Accounts payable and accrued
          liabilities                           33              40
      Funding of postretirement benefit
        obligation                            (288)           (246)
      Other - net                              (32)             86
                                         ----------      ----------
    Cash provided by operating
      activities                               491             531
                                         ----------      ----------
  INVESTING ACTIVITIES
    Expenditures for property, plant
      and equipment                           (605)           (594)
    Other - net                                 18              22
                                         ----------      ----------
    Cash used for investing activities        (587)           (572)
                                         ----------      ----------
  FINANCING ACTIVITIES
    Net proceeds from short-term debt           71             330
    Proceeds from long-term debt               182             111
    Repayments of long-term debt              (116)           (229)
    Dividends paid                            (319)           (226)
    Equity infusions from parent               256              49
                                         ----------      ----------
    Cash provided by financing
      activities                                74              35
                                         ----------      ----------
  CASH AND CASH EQUIVALENTS
    Decrease                                   (22)             (6)
    Beginning balance                           67              53
                                         ----------      ----------
    Ending balance                             $45             $47
                                         ==========      ==========

  See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I                     U S WEST Communications, Inc.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                (Dollars in millions)

  A.  Condensed Financial Statements

       The consolidated financial statements have been prepared by U S WEST Communications, Inc. (the "Company") pursuant to the rules and regulations of the SEC (Securities and Exchange Commission). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.

       Certain reclassifications within the financial statements have been made to conform to the current year presentation.

  B. Contingencies

       There are pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events and
  2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

   Form 10-Q - Part I                     U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   RESULTS OF OPERATIONS

        Details of operations for the first three months of 1994, including a comparison to the prior year, are presented in the following table:
   ---------------------------------------------------------------------------
                                         1994        1993      % Change
   ---------------------------------------------------------------------------
   Operating revenues                 $2,218      $2,141         3.6

   Operating expenses
     Employee-related costs              717         696         3.0
     Other operating expenses            398         408        (2.5)
     Taxes other than income taxes        97          96         1.0
   ---------------------------------------------------------------------------
   Earnings before interest, taxes,
     depreciation and amortization,    1,006         941         6.9
     and other (EBITDA)

   Depreciation and amortization         465         442         5.2
   Interest expense                       80          99       (19.2)
   Other income                           14           -           -
   ---------------------------------------------------------------------------
   Income before income taxes            475         400        18.8

   Provision for income taxes            178         133        33.8
   ---------------------------------------------------------------------------
   Net income                           $297        $267        11.2
   ===========================================================================

        Revenue growth and continued cost controls in the first quarter of 1994 resulted in a 6.9% increase in the Company's earnings before interest, taxes, depreciation and amortization, and other income ("EBITDA"). The Company considers EBITDA an indicator of the operational strength of its business. Net income, excluding the effects of the sale of certain rural telephone exchanges increased 5.6%.

   OPERATING REVENUES

        Total operating revenues were $2,218 for the first three months of 1994, a $77 or 3.6% increase over the same period in 1993. In the tables below, price changes primarily represent the aggregate effects of regulatory proceedings and growth represents increased market penetration through both increased access lines and additional sales to existing customers. Different regulatory commissions govern the interstate and intrastate jurisdictions, resulting in varying price and refund impacts.

  Form 10-Q - Part I                     U S WEST Communications, Inc.

  Item 2.  Management's Analysis (Dollars in millions)

  OPERATING REVENUES (continued)

  Local Service

        Price      Higher                                     Increase
       Changes     Refunds      Growth       Other        $       %
  ----------------------------------------------------------------------------
       $   1       $  (5)       $ 52         $   0        $ 48     5.1
  ----------------------------------------------------------------------------

       Local service increased primarily due to business growth. The Company added 490,000 customer access lines, net of the sale of 20,000 access lines associated with rural telephone exchange sales, during the last twelve months, a 3.6% increase over the March 31, 1993 level.
  Access Services

        Price      Higher                                     Increase
       Changes     Refunds      Growth         Other      $       %
  ----------------------------------------------------------------------------
    Interstate
       $ (15)      $  (2)       $ 43         $  (2)       $ 24     4.5
  ----------------------------------------------------------------------------
    Intrastate
       $  (3)      $  (2)       $  9         $   0        $  4     2.4
  ----------------------------------------------------------------------------

       The increase in access services was a result of growth, partially offset by the effects of price reductions. Total minutes of use increased 9.1% over the same period in 1993.
  Long Distance Network Service

        Price      Lower                                      Decrease
       Changes     Refunds      Growth         Other      $       %
  ----------------------------------------------------------------------------
       $  (1)      $   1        $  (5)         $   0      $ (5)   (1.4)
  ----------------------------------------------------------------------------

       Long distance network service decreased due to the ongoing impacts of competition. IntraLATA toll, wide area telephone service ("WATS") and 800 markets continue to be impacted by competition.

  Other Services

       Revenues from other services increased primarily due to growth in voice messaging services as a result of continued market penetration.

  OPERATING EXPENSES

       Operating expenses, exclusive of depreciation and amortization, increased $12 or 1.0% over the prior year.

  Form 10-Q - Part I                     U S WEST Communications, Inc.
  Item 2.  Management's Analysis (Dollars in millions)

  OPERATING EXPENSES (continued)

       Employee-related costs increased over the prior year due to the elimination of the pension credit (resulting from changes in actuarial assumptions) and additional costs associated with customer service initiatives in the current year. Partially offsetting this increase was a reduction in postretirement benefits expense.

       Other operating expenses decreased over the same period last year due to a reduction in general operating expenses including access charges paid to independent companies. Taxes other than income taxes remained essentially flat compared to the same period last year. Depreciation and amortization expense increased primarily due to the aggregate effects of a higher depreciable plant base and the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

  Restructuring Charges

       The Company's September 1993 restructuring plan of $880 (pre-tax) is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone
  call.   The Company will also reduce its work force by approximately 8,000 employees (in addition to the remaining employee reductions pursuant to the restructuring plan announced in 1991) by the end of 1996.

       The Company has begun the time intensive staffing process necessary to consolidate the operations of its existing 560 customer centers into 26 customer centers in ten cities. Charges amounting to $2 and $8 for center moves and systems development, respectively, have been charged against the reserve. These charges will accelerate over the remainder of 1994 as the Company continues consolidation of the customer service centers and the development of the new systems.

       The Company's 1991 restructuring plan was established to partially offset the effects of future wage, salary and benefit increases. The plan will result in a workforce reduction of approximately 6,000 employees, of which approximately 5,200 employees have left the Company as of March 31, 1994. The 1991 restructuring charge was $240, of which approximately $45 is unused at March 31, 1994. The remaining balance of the restructuring reserve will be used by the end of 1994.

  INTEREST EXPENSE AND OTHER

       Interest expense decreased as a result of the refinancing of debt in the prior year to take advantage of lower interest rates. A reclassifica-tion of capitalized interest costs also contributed to the decrease. Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of plant construction is being offset against interest expense.

  Form 10-Q - Part I                     U S WEST Communications, Inc.

  Item 2.  Management's Analysis (Dollars in millions)

  INTEREST EXPENSE AND OTHER (continued)

       Other income increased as a result of a pre-tax gain of $24 from the sale of certain rural telephone exchanges in the first quarter of 1994. Partially offsetting this gain was the reclassification of capitalized interest as a component of interest expense.

  PROVISION FOR INCOME TAXES

       The effective tax rate was 37.5 percent in the first quarter compared to 33.3 percent in the same period last year. This increase is primarily a result of the effects of discontinuing the application of SFAS No. 71 in the third quarter of 1993, the 1993 federally-mandated increase in income tax rates and an increase in income before income taxes.

  OTHER ITEMS

       There are pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events and
  2) misconduct. The Commission's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

   Form 10-Q - Part II                    U S WEST Communications, Inc.



                          PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

         Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto.

         Exhibit
         Number

         12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

   (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of 1994.

   Form 10-Q                              U S WEST Communications, Inc.



                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          U S WEST Communications, Inc.

                                          /s/ David R. Laube
   May 12, 1994                           _____________________________
                                          David R. Laube
                                          Vice President-Controller
                                            and Treasurer