Form 10-Q
period 1994-06-30
U S WEST COMMUNICATIONS INC
filed 1994-08-12
CIK 68622

         ______________________________________________________________________
         ______________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q





         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1994

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



         ______________________________________________________________________
         ______________________________________________________________________

                          U S WEST Communications, Inc.
                                   Form 10-Q
                               TABLE OF CONTENTS

         Item                                                     Page


                        PART I - FINANCIAL INFORMATION



         1.  Financial Statements (Unaudited)

               Consolidated Statements of Operations -
                  Three and six months ended June 30, 1994
                  and 1993 .  .  .  .  .  .  .  .  .  .  .  .  .  . 3

               Condensed Consolidated Balance Sheets -
                  June 30, 1994 and December 31, 1993.  .  .  .  .  4

               Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1994 and 1993  .  .  .  6

               Notes to Consolidated Financial Statements  .  .  .  7

         2.  Management's Analysis - (Reduced disclosure format
             pursuant to
               General Instruction H(2)  .  .  .  .  .  .  .  .  .  8

                          PART II - OTHER INFORMATION




         6.  Exhibits and Reports on Form 8-K  .  .  .  .  .  .  . 15


         Form 10-Q - Part I                       U S WEST Communications, Inc.


         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
         ______________________________________________________________________

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
         (Dollars in millions)        1994        1993        1994        1993
         ______________________________________________________________________

         OPERATING REVENUES
           Local service             $1,016        $963      $2,001      $1,900
           Interstate access service    556         527       1,118       1,065
           Intrastate access service    179         170         353         340
           Long distance network
             service                    345         355         696         711
           Other services               147         136         293         276
                                  ----------  ----------  ----------  ----------
             Total operating
               revenues               2,243       2,151       4,461       4,292
                                  ----------  ----------  ----------  ----------
         OPERATING EXPENSES
           Employee-related costs       738         706       1,455       1,402
           Other operating expenses     401         413         799         821
           Taxes other than income
             taxes                       98          96         195         192
           Depreciation and
             amortization               470         459         935         901
                                  ----------  ----------  ----------  ----------
             Total operating
               expenses               1,707       1,674       3,384       3,316
                                  ----------  ----------  ----------  ----------
               Income from
                 operations             536         477       1,077         976

           Interest expense              81         100         161         199
           Other income (expense)        17         (13)         31         (13)
                                  ----------  ----------  ----------  ----------
             Income before income
               taxes and
               extraordinary item       472         364         947         764

           Provision for income
             taxes                      177         121         355         254
                                  ----------  ----------  ----------  ----------
             Income before
               extraordinary item       295         243         592         510

           Extraordinary item
             Early extinguishment of
               debt, net of tax           -         (50)          -         (50)
                                  ----------  ----------  ----------  ----------
         NET INCOME                    $295        $193        $592        $460
                                  ==========  ==========  ==========  ==========

         See Notes to Consolidated Financial Statements.


         Form 10-Q - Part I                       U S WEST Communications, Inc.


         CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
         ______________________________________________________________________


                                                        June 30,    December 31
         (Dollars in millions)                            1994          1993
         ______________________________________________________________________


         ASSETS

           Current assets
             Cash and cash equivalents                       $56           $67
             Accounts receivable                           1,420         1,391
             Materials and supplies                          121           108
             Deferred tax asset                              289           292
             Other                                            64            59
                                                       ----------    ----------
             Total current assets                          1,950         1,917
                                                       ----------    ----------

           Property, plant and equipment                  28,494        28,012
             Less: Accumulated depreciation               15,983        15,465
                                                       ----------    ----------
             Net property, plant and equipment            12,511        12,547
                                                       ----------    ----------

           Other                                             914           698
                                                       ----------    ----------

           Total assets                                  $15,375       $15,162
                                                       ==========    ==========

         See Notes to Consolidated Financial Statements.


         Form 10-Q - Part I                       U S WEST Communications, Inc.


         CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
         _______________________________________________________________________

                                               June 30,              December 31
         (Dollars in millions)                   1994                    1993
         _______________________________________________________________________


         LIABILITIES AND SHAREOWNER'S EQUITY

           Current liabilities
             Short-term debt                     $1,301                  $1,260
             Accounts payable                       676                     935
             Employee compensation                  284                     303
             Current portion of restructuring
               charge                               399                     421
             Other                                1,003                     893
                                              ----------              ----------
             Total current liabilities            3,663                   3,812
                                              ----------              ----------

           Long-term debt                         4,250                   4,092
           Postretirement benefit obligation      2,354                   2,593
           Deferred taxes and credits             1,607                   1,525

           Shareowner's equity
             Common shares  -  one share
               without par value                  7,103                   6,742
             Accumulated deficit                 (3,602)                 (3,602)
                                              ----------              ----------
           Total shareowner's equity              3,501                   3,140
                                              ----------              ----------

           Total liabilities and shareowner's
             equity                             $15,375                 $15,162
                                              ==========              ==========

         See Notes to Consolidated Financial Statements.


         Form 10-Q - Part I                       U S WEST Communications, Inc.


         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
         _______________________________________________________________________

                                                        Six Months Ended
                                                            June 30,
         (Dollars in millions)                      1994                  1993
         _______________________________________________________________________
         OPERATING ACTIVITIES
           Net income                               $592                  $460
           Adjustments
             Depreciation and amortization           935                   901
             Deferred income taxes and amortization
               of investment tax credit               50                     9
             Changes in operating assets and
               liabilities
                 Accounts receivable                 (29)                  (46)
               Materials, supplies and other         (37)                  (61)
               Accounts payable and accrued
                 liabilities                           0                   (35)
             Funding of postretirement benefit
               obligation                           (288)                 (246)
             Other - net                             (21)                  148
                                               ----------            ----------
           Cash provided by operating
             activities                            1,202                 1,130
                                               ----------            ----------
         INVESTING ACTIVITIES
           Expenditures for property,
             plant and equipment                  (1,165)               (1,079)
           Other - net                                47                    17
                                               ----------            ----------
           Cash used for investing
             activities                           (1,118)               (1,062)
                                               ----------            ----------
         FINANCING ACTIVITIES
           Net proceeds from (repayments
             of) short-term debt                     149                   (39)
           Proceeds from long-term debt              251                   587
           Repayments of long-term debt             (243)                 (232)
           Dividends paid                           (612)                 (497)
           Equity infusions from parent              360                   121
                                               ----------            ----------
           Cash used for financing
             activities                              (95)                  (60)
                                               ----------            ----------
         CASH AND CASH EQUIVALENTS
           Increase (decrease)                       (11)                    8
           Beginning balance                          67                    53
                                               ----------            ----------
           Ending balance                            $56                   $61
                                               ==========            ==========

         See Notes to Consolidated Financial Statements.


         Form 10-Q - Part I                       U S WEST Communications, Inc.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                              (Dollars in millions)

         A. Summary of Significant Accounting Policies

            Consolidated Financial Statements

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

            Computer Software

              The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating system software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed.

            Research and Development

              The Company recognized $42, $55 and $56 for research and development expense in 1993, 1992 and 1991, respectively. Approximately half of this activity was conducted at Bell Communications Research, Inc. ("Bellcore"), one-seventh of which is owned by the Company.


         B. Contingencies

              There are pending regulatory actions in local regulatory juris-dictions which call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events and 2) misconduct. The Commission's initial order denied a refund request from inter-exchange carriers and other parties related to the Tax Reform Act of 1986. If the Commission finds that either of the exceptions apply, the Company could be liable for refunds, although at this time any such amount is not reasonably estimable since the case is still in the discovery process.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         RESULTS OF OPERATIONS

             Details of operations for the first six months of 1994, including a comparison to the prior year, are presented in the following table:
         _______________________________________________________________________
                                                1994        1993      % Change
         _______________________________________________________________________
         Operating revenues                     $4,461      $4,292         3.9

         Operating expenses
           Employee-related costs                1,455       1,402         3.8
           Other operating expenses                799         821        (2.7)
           Taxes other than income taxes           195         192         1.6
         ----------------------------------------------------------------------
         Earnings before interest, taxes,
           depreciation and amortization,
           and other (EBITDA)                    2,012       1,877         7.2

         Depreciation and amortization             935         901         3.8
         Interest expense                          161         199       (19.1)
         Other income (expense)                     31         (13)          -
         ----------------------------------------------------------------------
         Income before income taxes and            947         764        24.0
           extraordinary item

         Provision for income taxes                355         254        39.8
         ----------------------------------------------------------------------
         Income before extraordinary item          592         510        16.1

         Extraordinary item, net of tax              -         (50)          -
         ----------------------------------------------------------------------

         Net income                               $592        $460        28.7
         ======================================================================

              The Company's volume growth resulted in a 7.2 percent increase in EBITDA (earnings before interest, taxes, depreciation and amortization, and other income (expense)). Excluding the effects of a $32 gain on the sale of certain rural telephone exchanges in the first six months of 1994 and a charge of $50 for the refinancing of debt in the same period last year, net income increased $50 or 9.8 percent.

         OPERATING REVENUES

              In the table that follows, price changes primarily represent the aggregate effects of regulatory proceedings and growth represents increased market penetration through both increased access lines and additional sales to existing customers. Different regulatory commis-sions govern the interstate and intrastate jurisdictions, resulting in varying price and refund impacts.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         OPERATING REVENUES (continued)
                                     Lower                          Increase
                           Price    (Higher)                       (Decrease)
                          Changes    Refunds    Growth    Other     $      %
         -----------------------------------------------------------------------
         Local service     $  (3)     $   -     $ 104     $   -   $ 101   5.3
         Interstate access   (22)         4        75        (4)     53   5.0
         Intrastate access    (3)        (4)       20         -      13   3.8
         Long distance        (3)         1       (13)        -     (15) (2.1)
         Other services        -          -         -        17      17   6.2
         -----------------------------------------------------------------------
         Total             $ (31)     $   1     $ 186     $  13   $ 169   3.9

              Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of 478,000 access lines, or 3.5 percent, during the last twelve months. Access line growth was 3.8 percent as adjusted for the sale of approximately 38,000 rural telephone access lines.

              Increased demand for access services more than offset the effects of rate reductions. Billed access minutes of use increased 8.7 percent over the same period last year. Long distance network service revenues decreased principally due to the continuing effects of competition. Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

         OPERATING EXPENSES

              Employee-related costs increased over the prior year as a result of additional costs associated with customer service initiatives in the current year and a change in pension expense (resulting from changes in actuarial assumptions). Partially offsetting this increase was a reduction in postretirement benefits expense.

              Other operating expenses decreased over the same period last year due to a reduction in general operating expenses including access charges paid to independent companies. Taxes other than income taxes remained essentially flat compared to the same period last year. Depreciation and amortization expense increased primarily due to the aggregate effects of a higher depreciable plant base and the discon-tinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

         INTEREST EXPENSE AND OTHER

              Interest expense decreased as a result of the refinancing of debt in the the prior year to take advantage of lower interest rates. A reclassification of capitalized interest costs from other income (expense) also contributed to the decrease. Pursuant to the discon-tinuance of SFAS No. 71, interest capitalized as a component of plant construction is offset against interest expense.

              Other income (expense) increased as a result of a pre-tax gain of $50 from the sale of certain rural telephone exchanges in the first six months of 1994. Partially offsetting this gain was the reclassification of capitalized interest to a component of interest expense.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         PROVISION FOR INCOME TAXES

              The effective tax rate was 37.5 percent in the first six months of 1994 compared to 33.3 percent in the same period last year. This increase is primarily a result of the effects of discontinuing the application of SFAS No. 71 in the third quarter of 1993, the 1993 federally-mandated increase in income tax rates and an increase in income before taxes.

         OTHER ITEMS

           Restructuring Charges

              The Company's 1993 third-quarter results included a $880 million restructuring charge (pretax). The related restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 9,000 employees (including the remaining employee reductions pursuant to the restructuring plan announced in 1991) by the end of 1996.

              Following is a schedule of the costs included in the restructuring charge:
              Employee separation                                      $225
              Real estate                                               130
              Relocation                                                105
              Retraining and other                                       60
              Systems development                                       360
                                                                       ----
                Total                                                  $880
                                                                       ====

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

              The estimated annual cash expenditures relating to the 1993 restructuring plan are $365, $300 and $215 in 1994, 1995 and 1996, respectively. In addition to these expenditures, the Company anticipates incremental capital expenditures related to the restructuring plan of $450 over the three year life of the plan.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         OTHER ITEMS (continued)

           Restructuring Charges (continued)

         Employee Separation:
              The restructuring plan provides for annual employee reductions and separation amounts as follows:

              Employee Reductions          1994*      1995       1996     Total
                                       --------   --------   --------   -------
              Network - managerial          602      1,095        977     2,674
              Network - occupational        865      1,227        978     3,070
              All other - managerial        459        335        323     1,117
              All other - occupational    1,022        812        322     2,156
                                       --------   --------   --------   -------
                Total                     2,948      3,469      2,600     9,017
                                       ========   ========   ========   =======


              Separation Costs             1994*      1995       1996     Total
                                       --------   --------   --------   -------
              Network - managerial          $22        $42        $40      $104
              Network - occupational         14         28         25        67
              All other - managerial          0         13         13        26
              All other - occupational        1         19          8        28
                                       --------   --------   --------   -------
                Subtotal                     37        102         86       225

                  Remaining 1991 reserve     56          -          -        56
                                       --------   --------   --------   -------
                Total                       $93       $102        $86      $281
                                       ========   ========   ========   =======

         * 1994 includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at 12/31/93.


         Systems Development:

              The Company's existing information management systems were largely developed with analog technology for a monopoly environment. These systems are increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology which has driven consumer demand for new services which can be delivered quickly, reliably and economically. The sequential systems currently in place are slow, labor intensive and costly to maintain, and often cannot be adapted to support new product and service offerings, including future multimedia services envisioned by U S WEST.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         OTHER ITEMS (continued)

           Restructuring Charges (continued)

         Systems Development (continued):

              The systems reengineering program in place involves development of new systems around the following core processes:

                Service Delivery - to support faster and more accurate delivery of all products and services, including repair. These systems will permit one customer service representative to handle all Facets of a customer's requirements as contrasted to the numerous points of customer interface required today.
                Service Assurance - for automation and centralization of the network, including earlier identification and more rapid resolution of network problems.
                Capacity Provisioning - for integrated planning of future network capacity, including the installation of software-controllable service components.

              The direct, incremental and nonrecurring systems development costs contained in the restructuring plan are comprised of the following annual amounts:
                                          1994       1995       1996      Total
                                        ------    -------    -------    -------
            Service delivery systems      $35        $45        $20       $100
              Service assurance systems    45         40         30        115
              All other                    25         55         65        145
                                        ------    -------    -------    -------
                Total                    $105       $140       $115       $360
                                        ======    =======    =======    =======

              The majority of systems development labor will be supplied through the use of temporary employees and/or contractors. Additionally, the Company estimates that up to 100 employees with special skills will be hired in order to develop the software applications contemplated in the current plan. The labor cost for these employees included in the restructuring plan is approximately $16 to $18 over the life of the plan. While it is likely that a number of these employees will be retained after 1996 due to their specialized skills, it is planned that any related increase in headcount will be offset through other employee reductions.

              Systems expenses charged to current operations consist of all costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Key related administrative (i.e. general purpose) systems include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. On-going systems costs comprised approximately six, six and five percent of the total operating expenses of the Company for 1993, 1992 and 1991, respectively. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the restructuring plan. However, systems costs could increase relative to other operating costs as the Company becomes more technology-dependent.
                                      12

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         OTHER ITEMS (continued)

           Restructuring Charges (continued)

         Expenditures Under the Plan:

              For the second quarter and six months ended June 30, 1994, the following amounts have been charged against the restructuring reserve:
                                           Second Quarter      Six Months
              Employee Separations           #       $        #        $
                                          -------  -------  -------  -------
              Network - managerial            35       $1       55       $2
              Network - occupational         212        4      255        5
              All other - managerial          63        2      133        6
              All other - occupational       155        4      245        9
                                          -------  -------  -------  -------
                Total                        465      $11      688      $22
                                          =======  =======  =======  =======

                                                  Second Quarter     Six Months
              Systems Development Costs                 $                $
                                                   ----------        ----------
              Service delivery systems                  $5               $5
              Service assurance systems                  5                9
              All other                                  5                9
                                                   ----------        ----------
                Total                                  $15              $23
                                                   ==========        ==========

              Other charges to the reserve were $14, $2 and $2 for real estate, relocation, and retraining and other, respectively, for the six months ended June 30, 1994.

              During the first half of the year, the Company was in the start-up phase of the restructuring plan. The Company expects that charges will accelerate over the remainder of 1994 as the Company continues consolidation of the customer service centers and develop-ment of the new systems. The rate of spending for the first six months of 1994 was slower than anticipated. While the original estimates for 1994 might not be fully realized, there are no significant changes to the plan in total. If the original estimates for 1994 are not fully realized, the impact on the financial statements will not be material.

              The Company's 1991 restructuring plan, a pretax charge of $240, was adopted to reduce the Company's work force by approximately 6,000 employees. Approximately $34 of the 1991 restructuring charge was unused at June 30, 1994, as compared to $56 remaining at December 31, 1993. The remaining balance of this reserve will be expended in 1994.

         Form 10-Q - Part I                       U S WEST Communications, Inc.

         Item 2.  Management's Analysis (Dollars in millions)

         OTHER ITEMS (continued)

           Regulatory Issues

              On June 10, 1994, the U.S. Court of Appeals in Washington, D. C. overturned the Federal Communications Commission (FCC) requirement that local telephone companies allow physical collocation by third parties (competitive access providers), within their central offices, for the installation and operation of equipment that connects to the local telephone network. The court also ordered the FCC to reconsider its requirement that allows competitors to interconnect equipment to the local network from a point outside a central office. U S WEST is evaluating its options with respect to the provision of interconnection.

         On June 15, 1994, a Seattle Federal District Court Judge ruled in favor of U S WEST's challenge to the constitutionality of the cable cross-ownership restriction in the 1994 Cable Act. The Act prevents telephone companies from providing cable TV service within their regions. U S WEST argued and the court agreed that the cable cross-ownership restriction violates its First Amendment right to free speech. U S WEST is evaluating its options in light of this ruling.

              On June 20, 1994, the seven regional Bell Operating Companies (RBOCs) asked for a waiver from the divestiture court to the 1982 consent decree that broke up AT&T and created the RBOCs, which would allow them to provide wireless long-distance services. The consent decree restricts the RBOCs from providing long distance services as well as manufacturing. The request closely follows a recommendation by the Justice Department that the RBOCs be allowed to provide wireless long-distance services.

              On June 30, 1994, the House of Representatives passed two landmark bills that together would substantially rewrite the 1934 Communications Act and replace the 1982 consent decree that broke up the "Bell System." The Senate is expected to consider pending telecommunications legislation, but it is not clear whether it will act on a bill before the current session of Congress ends.

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

               Exhibit
               Number

               (12) Statement regarding computation of earnings to fixed
                    charges ratio of U S WEST Communications, Inc.

         (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter of 1994.

         Form 10-Q                                U S WEST Communications, Inc.



                                  SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            U S WEST Communications, Inc.

                                            /s/ David R. Laube
         August 12, 1994                    _____________________________
                                            David R. Laube
                                            Vice President-Controller
                                            and Treasurer