Form 10-Q
period 1994-09-30
U S WEST COMMUNICATIONS INC
filed 1994-11-14
CIK 68622

  -------------------------------------------------------------------
  -------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-Q





  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1994

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



  -------------------------------------------------------------------
  -------------------------------------------------------------------

                        U S WEST Communications, Inc.
                                 Form 10-Q
                             TABLE OF CONTENTS

  Item                                                           Page


                       PART I - FINANCIAL INFORMATION




  1.  Financial Statements (Unaudited)

        Consolidated Statements of Operations -
          Three and nine months ended September 30, 1994 and
          1993 ................................................    3

        Condensed Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993 ............    4

        Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1994 and 1993 .......    6

        Consolidated Statements of Shareowner's Equity -
          Nine months ended September 30, 1994 and 1993 .......    7

        Notes to Consolidated Financial Statements ............    8

  2.  Management's Analysis - (Reduced disclosure format pursuant to
        General Instruction H(2)) .............................    9


                          PART II - OTHER INFORMATION




  6.  Exhibits and Reports on Form 8-K  .......................   16

  Form 10-Q - Part I                   U S WEST Communications, Inc.

  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
  ------------------------------------------------------------------

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
  (Dollars in millions)         1994      1993      1994       1993
  ------------------------------------------------------------------

  OPERATING REVENUES
    Local service             $1,034       $942   $3,035    $2,842
    Interstate access
      service                    573        528    1,691     1,593
    Intrastate access
      service                    188        173      541       513
    Long distance network
      service                    323        371    1,019     1,082
    Other services               149        134      442       410
                             --------   --------  -------  --------
      Total operating
        revenues               2,267      2,148    6,728     6,440
                             --------   --------  -------  --------
  OPERATING EXPENSES
    Employee-related costs       752        732    2,207     2,134
    Other operating expenses     400        391    1,199     1,212
    Taxes other than income
      taxes                       99         98      294       290
    Restructuring charge           -        880        -       880
    Depreciation and
      amortization               471        454    1,406     1,355
                             --------   --------  -------  --------
      Total operating
        expenses               1,722      2,555    5,106     5,871
                             --------   --------  -------  --------
      Income (loss) from
        operations               545       (407)   1,622       569

    Interest expense              82         87      243       286
    Other income (expense)        (6)         2       25       (11)
                             --------   --------  -------  --------
      Income (loss) before
        income taxes and
        extraordinary items      457       (492)   1,404       272

    Provision for (benefit of)
      income taxes               172       (143)     527       111
                             --------   --------  -------  --------
      Income (loss) before
        extraordinary items      285       (349)     877       161

    Extraordinary items
      Discontinuance of SFAS
        No. 71, net of tax         -     (3,041)       -    (3,041)
        Early extinguishment
          of debt, net of tax      -        (27)       -       (77)
                             --------   --------  -------  --------
  NET INCOME (LOSS)              $285   ($3,417)    $877   ($2,957)
                             ========   ========  =======  ========


         See Notes to Consolidated Financial Statements.

                                       3

  Form 10-Q - Part I                    U S WEST Communications, Inc.


  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
  ------------------------------------------------------------------

                                   September 30,      December 31,
  (Dollars in millions)                1994              1993
  ------------------------------------------------------------------


  ASSETS

    Current assets
      Cash and cash equivalents          $53                 $67
      Accounts receivable              1,514               1,391
      Materials and supplies             123                 108
      Deferred tax asset                 219                 292
      Other                               45                  59
                                     --------            --------
      Total current assets             1,954               1,917
                                     --------            --------

    Property, plant and equipment     28,887              28,012
      Less: Accumulated
        depreciation                  16,165              15,465
                                     --------            --------
      Net property, plant and
        equipment                     12,722              12,547
                                     --------            --------

    Other                                820                 698
                                     --------            --------

    Total assets                     $15,496             $15,162
                                     ========            ========














   See Notes to Consolidated Financial Statements.

                                      4

   Form 10-Q - Part I                   U S WEST Communications, Inc.

   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
   ------------------------------------------------------------------

                                  September 30,        December 31,
   (Dollars in millions)             1994                  1993
   ------------------------------------------------------------------


   LIABILITIES AND SHAREOWNER'S EQUITY

     Current liabilities
       Short-term debt               $1,432               $1,260
       Accounts payable                 747                  935
       Employee compensation            301                  303
       Current portion of
         restructuring charge           367                  421
       Other                            933                  893
                                    --------            ---------
       Total current liabilities      3,780                3,812
                                    --------            ---------

     Long-term debt                   4,245                4,092
     Postretirement benefit
       obligation                     2,358                2,593
     Deferred taxes and credits       1,522                1,525

     Shareowner's equity
       Common shares  -  one share
         without par value            7,193                6,742
       Accumulated deficit           (3,602)              (3,602)
                                    --------            ---------
     Total shareowner's equity        3,591                3,140
                                    --------            ---------

     Total liabilities and
       shareowner's equity          $15,496              $15,162
                                    ========            =========












   See Notes to Consolidated Financial Statements.

                                     5

   Form 10-Q - Part I                   U S WEST Communications, Inc.


   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   -----------------------------------------------------------------
                                            Nine Months Ended
                                               September 30,
   (Dollars in millions)                  1994                1993
   -----------------------------------------------------------------
   OPERATING ACTIVITIES
     Net income (loss)                      $877           ($2,957)
     Adjustments
       Depreciation and amortization       1,406             1,355
       Deferred income taxes and
         amortization of investment
         tax credit                          135              (240)
       Discontinuance of SFAS No. 71           -             3,041
       Restructuring charge                    -               880
       Changes in operating assets and
         liabilities
         Accounts recei                     (123)             (110)
         Materials, supplies and other       (31)              (36)
         Accounts payable and accrued
           liabilities                        15                71
         Funding of postretirement benefit
           obligation                       (288)             (246)
         Restructuring payments             (156)              (64)
         Other - net                           4               289
                                         --------         ---------
     Cash provided by operating
       activities                          1,839             1,983
                                         --------         ---------
   INVESTING ACTIVITIES
     Expenditures for property,
       plant and equipment                (1,732)           (1,555)
     Other - net                              48                26
                                         --------         ---------
     Cash used for investing
       activities                         (1,684)           (1,529)
                                         --------         ---------
   FINANCING ACTIVITIES
     Net proceeds from short-term debt       286               701
     Proceeds from long-term debt            251             1,794
     Repayments of long-term debt           (263)           (1,862)
     Dividends paid                         (894)             (686)
     Equity infusions from parent            451               193
                                         --------         ---------
     Cash provided by (used for)
       financing activities                 (169)              140
                                         --------         ---------
   CASH AND CASH EQUIVALENTS
     Increase (decrease)                     (14)              594
     Beginning balance                        67                53
                                         --------         ---------
     Ending balance                          $53              $647
                                         ========         =========



   See Notes to Consolidated Financial Statements.

   Form 10-Q - Part I                   U S WEST Communications, Inc.


   CONSOLIDATED STATEMENTS OF SHAREOWNER'S EQUITY (Unaudited)
   -----------------------------------------------------------------
                                           Nine Months Ended
                                             September 30,
   (Dollars in millions)                1994                1993
   -----------------------------------------------------------------
   COMMON SHARES
     Balance at beginning of period     $6,742             $6,457
     Equity infusions from parent          451                193
     Other                                   -                 15
                                       --------          ---------
     Balance at end of period            7,193              6,665
                                       --------          ---------
   ACCUMULATED DEFICIT
     Balance at beginning of period     (3,602)                 -
     Net income (loss)                     877             (2,957)
     Dividends declared                   (877)              (645)
                                       --------          ---------
     Balance at end of period           (3,602)            (3,602)
                                       --------          ---------

   TOTAL SHAREOWNER'S EQUITY            $3,591             $3,063
                                       ========          =========

















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


     Contingencies

        There are pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both.
   In one such instance, the Utah Supreme Court has remanded a Utah Public Service ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events
   and 2) misconduct.   The Commission's initial order denied a
   refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. At the current time, this case is still in the discovery process. If a formal filing, to be made in accordance with the remand from the Supreme Court, alleges that the exceptions apply, the range of possible risk is $0 to $140.

   Form 10-Q - Part I                  U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   RESULTS OF OPERATIONS
        Details of operations for the first nine months of 1994,
   including a comparison to the prior year, are presented in the following table:
   -----------------------------------------------------------------
                                         1994      1993    % Change
   -----------------------------------------------------------------
   Operating revenues                  $6,728      $6,440     4.5

   Operating expenses
     Employee-related costs             2,207       2,134     3.4
     Other operating expenses           1,199       1,212    (1.1)
     Taxes other than income taxes        294         290     1.4
     Restructuring charge                   -         880       -
     Depreciation and amortization      1,406       1,355     3.8
   Interest expense                       243         286   (15.0)
   Other income (expense)                  25         (11)      -
   -----------------------------------------------------------------
   Income before income taxes and
     extraordinary items                1,404         272       -

   Provision for income taxes             527         111       -
   -----------------------------------------------------------------
   Income before extraordinary items      877         161       -

   Extraordinary items
     Discontinuance of SFAS No. 71,
       net of tax                           -      (3,041)      -
     Early extinguishment of debt,
       net of tax                           -         (77)      -
   -----------------------------------------------------------------

   Net income (loss)                     $877     ($2,957)      -
   =================================================================

         The Company's volume growth resulted in a normalized increase in net income of $96 or 12.8% for the nine months ended September 30, 1994 compared to the same period last year. Normalized items exclude the effects of the 1994 $32 gain on the sale of certain rural telephone exchanges, the 1993 $534 (aftertax) restructuring charge, the 1993 $54 federally mandated income tax increase and the 1993 extaordinary charges of $3,041 for the discontinuance of Statement of Financial Accounting Standard ("SFAS") No. 71, and $77 for the early extinguishment of debt.

        Volume growth also resulted in a 8.0 percent increase in earnings before interest, taxes, depreciation and amortization and other ("EBITDA"), excluding the 1993 $880 restructuring charge. The Company believes EBITDA is an important indicator of the operational strength of the business.

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

   Form 10-Q - Part I                  U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   OPERATING REVENUES (continued)
                                Lower                   Increase
                       Price   (Higher)                (Decrease)
                      Changes   Refunds  Growth  Other  $      %
   -----------------------------------------------------------------
   Local service      $ (7)     $ 35     $164    $  1   $193   6.8
   Interstate access   (31)       17      117      (5)    98   6.2
   Intrastate access    (3)       (7)      34       4     28   5.5
   Long distance        (5)        1      (26)    (33)   (63) (5.8)
   Other services        -         -        -      32     32   7.8
   -----------------------------------------------------------------
   Total              $(46)     $ 46     $289    $ (1)  $288   4.5

        Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of approximately 480,000 access lines, or 3.5 percent, during the last twelve months. Access line growth was 3.8 percent as adjusted for the sale of approximately 38,000 rural telephone access lines.

        Increased demand for access services more than offset the effects of rate reductions. Billed access minutes of use increased 8.6 percent over the same period last year. Long distance network service revenues decreased principally due to the effects of multiple toll calling plans ("MTCP") in the states of Washington and Oregon. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact to the Company in the third quarter was a loss of $31 in long distance revenue, partially offset by an increase of $4 to intrastate access revenue, and a decrease of $19 to other operating expenses (i.e. access expense). In addition to the effects of MTCP, competition continues to impact long distance network revenues. Revenues from other services increased primarily as a result of continued market penetration in voice messaging services.

   OPERATING EXPENSES

        Employee-related costs increased over the prior year as a result of additional costs associated with an increase in salaries, wages and contract labor of approximately $47. Costs associated with customer service initiatives and related temporary staffing requirements contributed to the increase in employee-related costs. The customer service initiatives have partially offset 1994 employee reductions associated with restructuring.
   A change in pension expense of $48 (resulting from the changes in actuarial assumptions, which included a decrease in the discount rate and the expected long-term rate of return on plan assets), also contributed to the increase. Partially offsetting this increase was a reduction in postretirement benefits expense of $25.

        Other operating expenses decreased over the same period last year due to a reduction in general operating expenses, including access charges paid to independent companies of $25 ($19 of which is associated with the effects of MTCP as discussed above), partially offset by an increase in advertising of $11. Taxes other than income taxes remained essentially flat compared to the same period last year. Depreciation and amortization expense increased primarily due to the aggregate effects of a higher depreciable plant base and the discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

   Form 10-Q - Part I                   U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   INTEREST EXPENSE AND OTHER

        Interest expense decreased as a result of refinancing debt in the prior year to take advantage of lower interest rates, and reclassifying capitalized interest costs of $15 from other income (expense) in 1994. Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of plant construction is offset against interest expense.

        Other income (expense) increased as a result of a pre-tax gain of approximately $50 from the sale of certain rural telephone exchanges in 1994. Partially offsetting this gain was the reclassification of capitalized interest of $15 to interest expense.

   PROVISION FOR INCOME TAXES

        The effective tax rate was 37.5 percent in the first nine months of 1994 compared to 33.3 percent in the same period last year (excluding the effects of the 1993 restructuring charge and the 1993 federally-mandated increase in income taxes). This increase is primarily a result of the effects of discontinuing the application of SFAS No. 71 in the third quarter of 1993, the ongoing impacts of the 1993 federally-mandated increase in income tax rates and an increase in income before taxes.

   OTHER ITEMS

   Restructuring Charges

        The Company's 1993 third-quarter results included a $880 million restructuring charge (pretax). The related restructuring plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services.
   As part of the plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company will also reduce its work force by approximately 9,000 employees (including the remaining employee reductions pursuant to the restructuring plan announced in 1991) over the life of the plan.

        Following is a schedule of the costs included in the original restructuring charge:
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
                                                          ====

        Employee separation costs include severance payments, health care coverage and postemployment education benefits. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation.
                                     11

   Form 10-Q - Part I                   U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   OTHER ITEMS (continued)

   Restructuring Charges (continued)

        Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing systems.

        Due to Company concerns associated with maintaining quality customer service while at the same time reengineering its business, the 1993 restructuring plan is expected to extend into 1997, rather than being completed by 1996 as originally contemplated. The total cash expenditures for the plan of $880 remain unchanged.
   In 1994, expenditures related to the 1993 restructuring plan are estimated at $210 as compared to $365 as originally planned. Originally estimated expenditures of $300 for 1995 and $215 for 1996 are also being revised.

        The Company anticipates incremental capital expenditures related to the restructuring plan of $450 over the life of the plan. Management will continue to carefully monitor and evaluate the progress of the restructuring plan.

   Employee Separation:

        The original restructuring plan provided for annual employee reductions and separation amounts as follows:

        Employee Reductions         1994*     1995     1996   Total
                                   -------  -------  -------  ------
        Network - managerial         602    1,095      977    2,674
        Network - occupational       865    1,227      978    3,070
        All other - managerial       459      335      323    1,117
        All other - occupational   1,022      812      322    2,156
                                   -------  -------  -------  ------
          Total                    2,948    3,469    2,600    9,017
                                   =======  =======  =======  ======

        Separation Costs            1994*     1995     1996    Total
                                   -------  -------  -------   ------
        Network - managerial       $22       $42     $40       $104
        Network - occupational      14        28      25         67
        All other - managerial       0        13      13         26
        All other - occupational     1        19       8         28
                                   ---      ----    ----       ----
          Subtotal                  37       102      86        225
          Remaining 1991 reserve    56         -       -         56
                                   ---       ----   ----       ----
          Total                    $93       $102    $86       $281
                                   ===       ====   ====       ====

   * 1994 includes the remaining employees and the separation amounts associated with the 1991 restructuring reserve at December 31, 1993.

   Form 10-Q - Part I                   U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   OTHER ITEMS (continued)

   Restructuring Charges (continued)

        While restructuring plans are being revised to reflect the extension of employee reductions into 1997, the total work-force reduction of approximately 9,000 employees under the plan remains unchanged. Approximately 2,000 employees are expected to leave the Company in 1994 in conjunction with the restructuring plan.

   Systems Development:

        The Company's existing information management systems were largely developed to support analog technology in a monopoly environment. These systems are increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology which has driven consumer demand for new services which can be delivered quickly, reliably and economically. The sequential systems currently in place are slow, labor intensive and costly to maintain, and often cannot be adapted to support new product and service offerings, including future multimedia services envisioned by U S WEST.

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

        Service Assurance - for automation and centralization of the network, including earlier identification and more rapid resolution of network problems.

        Capacity Provisioning - for integrated planning of future network capacity, including the installation of software-controllable service components.

        The direct, incremental and nonrecurring systems development costs contained in the restructuring plan are comprised of the following amounts:

                                  1994    1995    1996    Total
                                  ----    ----    ----    -----
        Service delivery systems   $35     $45     $20     $100
        Service assurance systems   45      40      30      115
        All other                   25      55      65      145
                                  ----    ----    ----    -----
          Total                   $105    $140    $115     $360
                                  ====    ====    ====     ====

   Form 10-Q - Part I                  U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   OTHER ITEMS (continued)

     Restructuring Charges (continued)

   Systems Development (continued):

        The majority of systems development labor will be supplied through the use of temporary employees, contractors and new employees with special skills. While it is likely that a number of the new employees will be retained after the completion of the restructuring plan due to their specialized skills, it is planned that any related increase in headcount will be offset through other employee reductions.

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

        On-going systems costs comprised approximately six, six and five percent of the total operating expenses of the Company for 1993, 1992 and 1991, respectively, and are expected to be approximately six percent in 1994. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the restructuring plan. However, systems costs could increase relative to other operating costs as the Company becomes more technology-dependent.

   Progress Under the Plan:

        For the third quarter and nine months ended September 30, 1994, the following amounts have been charged against the restructuring reserve:

                                      Third Quarter   Nine Months
        Employee Separations         #      $         #       $
                                     ----   -----    ------  -----
        Network - managerial          95     $4         150    $6
        Network - occupational       543     22         798    27
        All other - managerial        79      1         212     7
        All other - occupational     281      5         526    14
                                     ----   ---       -----   ---
          Total                      998    $32       1,686   $54
                                     ===    ===       =====   ===
                                      Third Quarter   Nine Months
        Systems Development Costs        $             $
                                         -----         ----
        Service delivery systems           $6          $11
        Service assurance systems           9           18
        All other                          17           26
                                         -----         ----
          Total                           $32          $55
                                         =====         ====

   Form 10-Q - Part I                   U S WEST Communications, Inc.

   Item 2.  Management's Analysis (Dollars in millions)

   OTHER ITEMS (continued)

     Restructuring Charges (continued)

   Progress Under the Plan (continued):
                                    Third Quarter       Nine Months
        Other Costs                       $                  $
                                      --------            --------
        Real Estate                     $23                 $37
        Relocation                        4                   6
        Retraining and other              2                   4
                                      --------            --------
          Total                         $29                 $47
                                      ========            ========
        1994 Restructuring Reserve
          Activity                      $93                $156
                                      ========            ========

        The rate of spending for systems costs was slower than anticipated during the first nine months of 1994. While the original estimate for 1994 may not be fully realized, there are no significant changes to the systems plan in total.

        Relocation costs are dependent upon employee acceptance of assignments to the new service centers. It is possible that shifts in reserve categories may occur due to factors beyond the Company's control, e.g. higher terminations due to employee unwillingness to relocate.

        The Company's 1991 restructuring plan included a pretax charge of $240 to reduce the Company's work force by approximately 6,000 employees. Approximately $2 of the 1991 restructuring charge was unused at September 30, 1994, as compared to $56 remaining at December 31, 1993. The remaining balance of this reserve will be expended in the fourth quarter of 1994.

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

         At the current time, this case is still in the discovery process. If a formal filing, to be made in accordance with the remand from the Supreme Court, alleges that the exceptions apply, the range of possible risk is $0 to $140.

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


   (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter of 1994.

   Form 10-Q                            U S WEST Communications, Inc.



                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U S WEST Communications, Inc.

                                       /s/ David R. Laube
   November 14, 1994                   _____________________________
                                       David R. Laube
                                       Vice President-Controller
                                             and Treasurer