Form 10-K
U S WEST COMMUNICATIONS INC
filed 1995-03-28
CIK 68622

    ________________________________________________________________

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994

                                      OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_______to _______

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

   Forty Year 3-1/4% Debentures due
        February 1, 1996                     New York Stock Exchange


   Registered pursuant to Section 12 (g) of the Act: None.

   THE REGISTRANT, AN INDIRECT, WHOLLY-OWNED SUBSIDIARY  OF
   U S WEST, INC., MEETS THE CONDITIONS SET FORTH  IN GENERAL
   INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL
   INSTRUCTION J(2).

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ***

   *** Not applicable in that registrant is an indirect, wholly owned subsidiary.

   The total number of pages contained in this report, including exhibits, is 42 and the exhibit index is on page 38.

   ----------------------------------------------------------------

                      U S WEST COMMUNICATIONS, INC.
                                FORM 10-K
                           TABLE OF CONTENTS

   Item                       Description                      Page


                                PART I

   1.  Business (Abbreviated pursuant to General
       Instruction J(2)) .  .  .  .  .  .  .  .  .  .  .  .      3
   2.  Properties (Abbreviated pursuant to General
       Instruction  J(2))   .  .  .  .  .  .  .  .  .  .  .      6
   3.  Legal Proceedings .  .  .  .  .  .  .  .  .  .  .  .      7
   4.  Submission of Matters to a Vote of Security
       Holders (Inapplicable).

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

   8.  Consolidated Financial Statements and
       Supplementary Data.  .  .  .  .  .  .  .  .  .  .  .     21

   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (None).

                                PART III
   10. Directors and Executive Officers of the Registrant
       (Omitted pursuant to General Instruction J(2)).

   11. Executive Compensation (Omitted pursuant to General
       Instruction J(2)).

   12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General
       Instruction J(2)).

   13. Certain Relationships and Related Transactions
       (Omitted pursuant to General Instruction J(2)).

                                 PART IV
   14. Exhibits, Financial Statement Schedules and Reports
       on Form 8-K  .  .  .  .  .  .  .  .  .  .  .  .  .  .    38


                      U S WEST COMMUNICATIONS, INC.
                               FORM 10-K

                                 PART I

   ITEM 1.  BUSINESS

   General

   U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and has its principal offices at 1801 California Street, Denver, Colorado, 80202, telephone number (303) 896-3099. The Company is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

   The Company was formed January 1, 1991, when Northwestern Bell Telephone Company ("Northwestern Bell") and Pacific Northwest Bell Telephone Company ("Pacific Northwest Bell") were merged into The Mountain States Telephone and Telegraph Company ("Mountain Bell"), which simultaneously changed its name to U S WEST Communications, Inc. U S WEST acquired ownership of Mountain Bell, Northwestern Bell and Pacific Northwest Bell on January 1, 1984, when American Telephone and Telegraph Company ("AT&T") transferred its ownership interests in these three wholly-owned operating telephone companies to U S WEST. This divestiture was made pursuant to a court approved consent decree entitled the Modification of Final Judgment ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T.

   Company Operations

       The Company provides telecommunications services in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (the "14 state region"). The Company serves approximately 80% of the population in these states and approximately 40% of the land area. At December 31, 1994, the Company had approximately 14,336,000 telephone network access lines in service, a 3.6% increase over year end 1993. (4.0% growth excluding the effects of the sale of 60,000 lines in rural telephone exchanges.)

       Under the terms of the MFJ, the 14 state region was divided into 29 geographical areas called local access and transport areas ("LATAs") with each LATA generally centered on a metropolitan area or other identifiable community of interest. The principal types of telecommunications services offered by the Company are (i) local service, (ii) intraLATA long-distance service and (iii) exchange access service (which connects customers to the facilities of interLATA service providers).
   For the year ended December 31, 1994, local service, exchange access service and intraLATA long distance service accounted for 45%, 33% and 15%, respectively, of the sales and other revenues of the Company. In 1994, revenues from a single customer, AT&T, accounted for approximately 13% of the Company's sales and other revenues.

   Research and Development

       The Company recognized $23, $42 and $55 for research and development expense in 1994, 1993 and 1992, respectively. Approximately half of this activity was conducted at Bell Communications Research, Inc., one-seventh of which is owned by Company.

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

       The Company has sought alternative forms of regulation ("AFOR") plans which provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In a number of states where AFOR plans have been adopted, such actions have been accompanied by requirements to refund revenues, reduce existing rates or upgrade service, any of which could have adverse short-term effects on earnings. Similar agreements may have resulted under traditional rate of return regulation (refer to page 18 of Management's Discussion).

       The Company is also subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate access tariffs (that specify the charges for the origination and termination of interstate communications) and other matters. The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation and, ostensibly, limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels with interexchange carriers. The Company believes that competition will ultimately be the determining factor in pricing telecom-munications services. In January 1994, the FCC announced that it will begin reviewing its current form of regulation.

   Competition

       Historically, communications, entertainment and information services were provided by different companies in different industries. The convergence of these technologies is changing both the competitive environment and the way the Company does business. This convergence, which is being fueled by techno-logical advances, will lead to more intense competition from companies with which the Company has not historically competed.

       The Company's principal current competitors are competitive access providers ("CAPs"). Competition from CAPs is currently limited to providing large business customers (with high-volume traffic) private line access to the facilities of interexchange carriers. AT&T's entrance into the cellular communications market through its acquisition of McCaw Cellular Communications, Inc. may create increased competition in local exchange as well as cellular services. The loss of local exchange customers to competitors would affect multiple revenue streams, including those related to local and access services, and long distance network services, and could have a material, adverse effect on the Company's operations.

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

       The Company supports regulatory reform. It is increasingly apparent that the legal and regulatory framework under which the Company operates, which includes restrictions on equipment manufacturing, prohibitions on cross-ownership of cable television by telephone companies and restrictions on the transport of communications, entertainment and information across LATA boundaries, limits both competition and consumer choice. The Company believes that it is in the public interest to lift these restrictions and to place all competitors under the same rules to ensure the industry's technological develop-ment and long-term financial health.

    Competitive Strategy

       The Company intends to implement its competitive strategy by focusing on three key objectives: 1) business growth through the development of broadband networks; 2) customer loyalty through continuous improvement in customer service; and 3) improved productivity through systems re-engineering and other cost controls.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART I

    ITEM 2.  PROPERTIES

    The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1994, the percentage distribution of total net telephone plant by major category for the Company was as follows:

              a.  Connecting lines not on customers'
                  premises ............................          36%

              b.  Central office equipment ............          39%

              c.  Land and buildings (occupied
                  principally by central offices) .....          14%

              d.  General equipment and vehicles ......          10%

              e.  Miscellaneous equipment and inside
                  wiring (substantially all of which
                  are on the premises of customers) ...           1%


    At December 31, 1994, substantially all of the installations of central office equipment were located in buildings owned by the Company situated on land which it owns in fee, while many garages, and administrative and business offices were in leased quarters.

    Total investment in telephone plant increased to $29.4 billion at December 31, 1994, from $28.0 billion at December 31, 1993, after giving effect to retirements, but before deducting accumulated depreciation. The Company's 1994 capital expenditures of $2.5 billion were substantially devoted to the continued modernization of telephone plant, including investments in fiber optic cable, to improve customer services and network productivity. 1995 capital expenditures are anticipated to be $2.1 billion and the majority of these are expected to be financed through internally generated funds.

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

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)
    RESULTS OF OPERATIONS
    ---------------------------------------------------------------
                                                          Change
                                       1994   1993    $       %
    ---------------------------------------------------------------
    Operating revenues               $8,998  $8,656    $342    4.0

    Operating expenses
      Employee-related expenses       2,930   2,870      60    2.1
      Other operating expenses        1,653   1,646       7    0.4
      Taxes other than income
        taxes                           378     380      (2)  (0.5)
      Depreciation and
        amortization                  1,887   1,806      81    4.5
      Restructuring charge                -     880    (880)     -
    Interest expense                    331     374     (43) (11.5)
    Gain on sales of rural
      telephone exchanges                82       -      82      -
    Other expense - net                  20      13       7   53.8
    ---------------------------------------------------------------
    Income before income taxes
      and extraordinary items         1,881     687   1,194      -
      Provision for income taxes        706     252     454      -
    ---------------------------------------------------------------
    Income before extraordinary
      item                            1,175     435     740      -

    Extraordinary items (net of tax)
      Discontinuance of SFAS
        No. 71                            -  (3,041)  3,041      -
      Early extinguishment of debt        -     (77)     77      -
    ---------------------------------------------------------------
    Net income (loss)                $1,175 ($2,683) $3,858      -
    ===============================================================

    The Company's volume growth resulted in a normalized increase in net income of $101 or 9.9% for the year ended December 31, 1994, compared with the same period last year. Net income in 1994 was normalized for a gain of $51 on the sale of certain rural telephone exchanges. For 1993, normalizing items include the restructuring charge of $534 (after tax), the federally mandated income tax increase of $54 and the 1993 extraordinary charges of $3,041 for the discontinuance of Statement of Financial Accounting Standards ("SFAS") No. 71, and $77 for the early extinguishment of debt.

    Volume growth also resulted in a 7.4 percent increase in earnings before interest, taxes, depreciation and amortization and other ("EBITDA"), also excluding the 1993 restructuring charge. The Company believes EBITDA is an important indicator of the operational strength of the business.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OPERATING REVENUES

    Total operating revenues were $8,998, a $342 or 4.0% increase over the prior year. In the tables below, price changes primarily represent the aggregate effects of price changes resulting from regulatory proceedings and growth represents increased market penetration (through increased access lines and additional sales of products and services to existing customers). Different regulatory commissions govern the interstate and intrastate jurisdictions, resulting in varying price and refund impacts.

    Local Service
          Price      Refund                            Increase
         Changes    Activity     Growth     Other     $        %
    ----------------------------------------------------------------
         $ (12)       $ 30       $ 216       $ 4     $ 238     6.2
    ----------------------------------------------------------------

    Local service revenues include local telephone exchange, local private line and public telephone services. The increase in local service revenues was primarily attributable to access line growth, which exceeded 5 percent in the states of Arizona, Colorado, Idaho and Utah.

    Access Charges

    Access charges are collected primarily from the interexchange carriers for their use of the local exchange network. For interstate access services, there is also a fee collected directly from telephone customers. Approximately 35 percent of access revenues and 13 percent of total revenues are derived from providing access service to AT&T.

    Interstate Access Service
          Price       Refund                           Increase
         Changes    Activity     Growth     Other     $        %
    ----------------------------------------------------------------
         $ (39)       $ 18       $ 148      $ (5)    $ 122     5.7
    ----------------------------------------------------------------

       An increase of 7.8 percent in interstate billed access minutes of use more than offset the effects of price decreases. Interstate price reductions have been phased in by the Federal Communications Commission ("FCC") over a number of years. In response to competitive pressure and FCC orders, the Company reduced its annual interstate access prices by approximately $40 during 1994, in addition to $60, effective July 1, 1993. The Company believes access prices will continue to decline, whether mandated by the FCC or as a result of an increasingly competitive market for access services.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OPERATING REVENUES (Continued)

    Intrastate Access Service
          Price      Refund                             Increase
         Changes    Activity     Growth     Other     $        %
    ---------------------------------------------------------------
         $ (10)      $ (4)       $ 51       $ 10    $ 47      6.9
    ---------------------------------------------------------------

    Intrastate access charges increased primarily as a result of higher demand. Intrastate minutes of use grew by 13 percent in 1994. Demand for private line services, for which revenues are generally not usage-sensitive, also increased.

    Long-Distance Network Service
          Price      Refund                            Decrease
         Changes    Activity    Growth    Other       $        %
    ---------------------------------------------------------------
          $ (8)       $ 1       $ (43)    $ (63)   $ (113)   (7.8)
    ---------------------------------------------------------------

    Long-distance network service ("long-distance") revenues are derived from calls made within the Company's service area boundaries, commonly referred to as "LATAs." The effects of competition continue to impact long-distance revenues. Long-distance revenues decreased principally due to the effects of multiple toll carrier plans implemented in Oregon and Washington in May and July 1994, respectively. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact in 1994 was a decrease in long-distance revenue of $68, partially offset by an increase of $10 in intrastate access revenue and a decrease of $48 in access fees (otherwise paid to independent companies). These regulatory arrangements decreased net income by approximately
    $6 in 1994 and will decrease 1995 net income by $10 to $12.

    Other Services

    Other services revenues are derived from billing and collection services provided to interexchange carriers, and new services such as voice messaging. The 8.6 percent increase in 1994 was due to higher revenue from these billing and collection services, and continued market penetration of new service offerings.

    OPERATING EXPENSES

    Total operating expenses were $6,848, a $146 or 2.2% increase over the same period last year, excluding the 1993 restructuring charge.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OPERATING EXPENSES (continued)

    Employee-related costs include basic salaries and wages, overtime, contract labor, benefits (including pension and health care) and payroll taxes. Higher costs of approximately $90 were a result of additional overtime payments, contract labor, and basic salaries and wages, all related to the implementation of customer service and streamlining initiatives. A pension credit reduction of $66 resulted from a change in actuarial assumptions, including decreases in the discount rate and the expected long-term rate of return on plan assets. Partially offsetting these increases were the effects of employees leaving the Company under the restructuring program, lower health-care benefit costs including a reduction in the accrual for post-retirement benefits and lower incentive compensation payments to employees.

    During the summer of 1994, increased customer demand put additional stress on current processes and systems, and affected the quality of service in certain markets. The pace of the Company's restructuring program also contributed to quality of service issues. However, the issues pertaining to quality of service underscore the need to re-engineer the business. The Company achieved target levels of service at year end by implementing customer service initiatives and slowing the pace of its restructuring program. To continue improving upon the level of service quality achieved by year-end 1994, the Company will incur additional near-term costs for temporary employees, overtime and contract labor. The Company will also stretch out its 1993 restructuring plan an additional year, to 1997. As a result of these actions, the annual benefits related to restructuring will not be fully realized until 1998 (see "Restructuring Charges").

    Other operating expenses include access charges, network software expenses, cost of services and products provided by affiliates, and other administrative expenses. Contributing to the increase in other operating expenses were additional network software expenses and advertising costs incurred for the increased deployment of new products and expansion of markets for existing products. The increase was partially offset by the $48 reduction in access expense related to the effects of the multiple toll carrier plan (see "Long-Distance Network Service").

    The increase in depreciation and amortization expense was primarily a result of a higher depreciable asset base and increased depreciation rates. The Company's discontinuance of SFAS No. 71 in September 1993 has resulted in the use of shorter asset lives to more closely reflect the economic lives of telephone plant. The Company continues to pursue improved capital recovery within the regulated environment.

    INTEREST AND OTHER

    Interest expense decreased in 1994 due to the effects of a debt refinancing program in 1993 and a reclassification of capitalized interest. Pursuant to the discontinuance of SFAS No. 71, interest capitalized as a component of telephone plant construction is now being reflected as an offset to interest expense, rather than as an income component of other income (expense).

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    INTEREST AND OTHER (continued)

    Other expense increased over the same period last year due to the reclassification of capitalized interest to interest expense in 1994.

    PROVISION FOR INCOME TAXES

    The increase in the effective tax rate resulted primarily from the effects of discontinuing SFAS No. 71, an increase in 1994 income before income taxes and the 1993 restructuring charge. Partially offsetting these increases is the cumulative effect on deferred income taxes from the 1993 federally mandated increase in income taxes.

    RESTRUCTURING CHARGES

    The Company's 1993 results reflect an $880 million restructuring charge (pretax). The related restructuring plan (the "Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company is consolidating its existing 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees (including the remaining employee reductions pursuant to the restructuring plan announced in 1991).

    Implementation of the Plan is expected to extend into 1997, rather than being completed in 1996 as originally scheduled. Implementation schedules are driven by customer demand and related service issues, concerns with system stability as major customer impacting systems are integrated, and staffing agreements negotiated with the Company's unions. These changes do not alter the Company's plan to fundamentally re-engineer the way it conducts business in the emerging competitive environment. The total cash expenditures of $880 under the Plan remain unchanged.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    RESTRUCTURING CHARGES (continued)

    Following is a schedule of the costs included in the Plan:
                               Actual       Estimate
                               ------  -------------------
                                1994   1995   1996   1997   Total
    ----------------------------------------------------------------
    Cash expenditures
      Employee separation       $  19  $  61  $  72  $  73  $ 225
      Systems development         118    128    114      -    360
      Real estate                  50     80      -      -    130
      Relocation                   21     54      4     26    105
      Retraining and other          8     19     10     23     60
    ----------------------------------------------------------------
    Total cash expenditures       216    342    200    122    880
    Remaining 1991 plan
      employee costs               56      -      -      -     56
    ----------------------------------------------------------------
    Total (1)                   $ 272  $ 342  $ 200  $ 122  $ 936
    ================================================================

    <F1>
    (1) The Plan also provides for capital expenditures of $440 over the life of the restructuring plan. In 1994, capital expenditures related to restructuring were $265.

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

    The Company estimates that full implementation of the Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation.

    The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997.

                            Estimate Actual     Estimate
                            --------------- ------------------
                            1994  1994(2)  1995   1996   1997  Total
    ----------------------------------------------------------------
    Employee
     separations (1)
      Managerial           1,061    497     814    580    559  2,450
      Occupational         1,887  1,683   1,136  1,845  1,886  6,550
    ----------------------------------------------------------------
      Total                2,948  2,180   1,950  2,425  2,445  9,000
    ================================================================

                                      13

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    RESTRUCTURING CHARGES (continued)
                             Estimate Actual     Estimate
                             --------------- -----------------
                              1994  1994(2)  1995  1996  1997  Total
    ----------------------------------------------------------------
    Employee separation
     amounts (1)
      Managerial              $ 22   $  5    $ 29  $ 21  $ 20  $  75
      Occupational              15     14      32    51    53    150
    ----------------------------------------------------------------
      Total                     37     19      61    72    73    225
      Remaining 1991 reserve    56     56       -     -     -     56
    ----------------------------------------------------------------
      Total                   $ 93   $ 75    $ 61  $ 72  $ 73  $ 281
    ================================================================

    <F1>
    (1) The "network" and "all other" categories previously displayed are no longer used in this schedule due to the changes in organizational boundaries occurring as a result of re-engineering. The new consolidated service centers consist of employees grouped by processes rather than by organization.
    <F2>
    (2) Includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

    As a result of extending the plan into 1997, employee reductions and separations amounts shown above have been reduced by 1,519 and $41 in 1995, and 175 and $14 in 1996, respectively, and increased by 2,445 and $73, respectively, in 1997.

    Systems Development

    The Company's existing information management systems were largely developed to support analog technology in a monopoly environment. These systems are increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new services that can be delivered quickly, reliably and economically. The sequential systems currently in place are slow, labor-intensive and costly to maintain, and often cannot be adapted to support new product and service offerings, including future multimedia services envisioned by U S WEST.

    The systems re-engineering program in place involves development of new systems for the following core processes:

         Service delivery - to support service on demand for all products and services, including repair. These systems will permit one customer service representative to handle all facets of a customer's requirements as contrasted to the numerous points of customer interface required today.

         Service assurance - for performance monitoring from one location and remote testing in the new environment, including identification and resolution of faults prior to customer impact, and one-system dispatch environment.

         Capacity provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    RESTRUCTURING CHARGES (continued)

    Systems Development (continued)

    The direct, incremental and nonrecurring systems development costs contained in the Plan are comprised of the following amounts:

                            Estimate  Actual     Estimate
                            --------  ------  ---------------
                              1994     1994    1995    1996   Total
    ----------------------------------------------------------------
    Service delivery         $  35    $  21   $  15   $  37   $  73
    Service assurance           45       12      17      35      64
    Capacity provisioning       17       57      92      30     179
    All other                    8       28       4      12      44
    ----------------------------------------------------------------
    Total                    $ 105    $ 118   $ 128   $ 114   $ 360
    ================================================================

    Original estimates of system expenditures in 1995 and 1996 were $140 and $115, respectively. Though current estimates in total are not materially different, the timing and amount of expenditures by category has changed.

    The majority of systems development labor will be supplied through the use of temporary employees, contractors and new employees with special skills. While it is likely that a small number of the new employees will be retained after completion of the Plan due to their specialized skills, it is planned that any related increase in headcount will be offset through other employee reductions.

    Systems expenses charged to current operations consist of all costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. The key related administrative (i.e. general purpose) systems include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1994, 1993 and 1992. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    RESTRUCTURING CHARGES (continued)

    Progress Under the Plan

    Following is a schedule of progress achieved under the Plan in 1994:

                                                Expenditures
                                          ------------------------
                                            Estimate       Actual
    --------------------------------------------------------------
    Employee separation                      $  93         $  75
    Systems development                        105           118
    Real estate                                119            50
    Relocation                                  70            21
    Retraining and other                        34             8
    --------------------------------------------------------------
    1994 restructuring reserve activity      $ 421         $ 272
    ==============================================================

    The Company anticipated Plan expenditures of approximately $421 in 1994. However, the Company slowed the pace of its re-engineering implementation to address issues pertaining to the quality of service.

    The Company's 1991 restructuring plan included a pretax charge of $240 due to planned work-force reductions of approximately 6,000 employees. All expenditures and work-force reductions associated with the 1991 plan were completed by the end of 1994.

    OTHER ITEMS

    Federal Regulatory Issues

    In January 1995, the 9th U.S. Circuit Court of Appeals in
    San Francisco upheld the June 15, 1994, Seattle Federal District Court ruling that affirmed U S WEST's challenge to the constitutionality of the telephone company video programming restriction in the 1984 Cable Act. The act prevents telephone companies from providing video programming within their regions. U S WEST argued, and the courts agreed, that the restriction violates its First Amendment right to free speech. The decision would allow the Company to provide video programming directly to its regional telephone subscribers. The Federal Government can appeal to the U.S. Supreme Court. The Company is evaluating its options in light of this ruling. In January 1995, the FCC instituted a proceeding to modify and promulgate rules on the provision of video programming.

    In January 1995, the U.S. Circuit Court of Appeals for the District of Columbia overruled the FCC's "range-of-rates" decision. This FCC decision permitted non-dominant carriers to file ranges for rates, rather than specific price points. The Court of Appeals held that the Communications Act requires all carriers to specify prices on their tariffs. The effect of this decision will be to require non-dominant carriers (like MCI, or Time Warner's Full Service Network) to file tariffs with considerably more price detail.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OTHER ITEMS (continued)

    Federal Regulatory Issues (continued)

    In October 1994, the 9th U.S. Circuit Court of Appeals overruled the FCC's Computer III non-structural separation decision for the provision of enhanced services on an integrated basis. The effect of the decision is to return to the provision of such service through a separate subsidiary, which could make it more difficult for local exchange carriers to offer enhanced services. In January 1995, the FCC granted a waiver for the continued provision of enhanced services, pending further proceedings by the FCC.

    In August 1994, the U.S. Circuit Court of Appeals for the District of Columbia upheld an FCC ruling that neither telephone companies nor customer programmers need to obtain a franchise from local governments to provide Video Dial Tone ("VDT") service. The decision means that local telephone companies will avoid additional franchise fees related to the provisioning of VDT services.

    In June 1994, the U.S. Circuit Court of Appeals for the District of Columbia overturned the FCC's requirement that local telephone companies allow physical collocation by third parties (competitive access providers), within their central offices, for the installation and operation of equipment that connects to the local telephone network. The decision essentially affirms the private property rights of corporations. The court also ordered the FCC to reconsider its requirement that allows competitors to interconnect equipment to the local network from a point outside a central office. In light of the rulings, the Company is evaluating how it can provide future inter-connection services.

    On June 20, 1994, the seven regional Bell operating companies ("RBOCs") asked the divestiture court for a waiver of the Court's restriction on the RBOCs' provision of wireless long-distance services. The consent decree restricts the RBOCs from providing long-distance services as well as manufacturing. The request for a waiver closely follows a recommendation by the Department of Justice that the RBOCs be allowed to provide wireless long-distance services.

    The FCC has adopted a regulatory structure known as "Open Network Architecture" ("ONA"), under which the Company is required to unbundle its telephone network services in a manner that will accommodate the service needs of the growing number of information service providers. Under ONA, the number of local exchange service competitors could increase significantly.

    The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation designed to limit prices rather than profits. The price cap plan is currently under review by the FCC.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II
    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OTHER ITEMS (continued)

    State Regulatory Issues

    The Company has sought alternative forms of regulation ("AFOR") plans that provide for competitive parity, enhanced pricing flexibility and improved capability in bringing to market new products and services. In a number of states where AFOR plans have been adopted, such actions have been accompanied by agreements to refund revenues, reduce existing rates or upgrade service, any of which could have adverse short-term effects on earnings. Similar results may have occurred under traditional rate of return regulation. In addition to the FCC price cap plan, the Company has AFOR plans in the states of Colorado, Idaho, Minnesota, Nebraska, North Dakota, Oregon and South Dakota.

       There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.
    In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from an interexchange carrier and other parties that relates to the Tax Reform Act of 1986. This case is still in the discovery process. If a formal filing -- made in accordance with the remand from the Supreme Court -- alleges that the exceptions apply, the range of possible risk is $0 to $140.

    Interest Rate Risk Management

    The Company is exposed to market risks arising from changes in interest rates. Derivative financial instruments are used by the Company to manage these risks. The objective of the Company's interest rate risk management program is to minimize the total cost of debt. To meet this objective the Company uses risk-reducing and risk-adjusting strategies. Interest rate forward contracts were used in 1993 to reduce the debt issuance risks associated with interest rate fluctuations. Interest rate swaps are used to adjust the risks of the debt portfolio on a consolidated basis by varying the ratio of fixed- to floating-rate debt. The market value of the debt portfolio and its risk-adjusting derivative instruments are monitored and compared to predetermined benchmarks to evaluate the effectiveness of the risk management program.

    In 1993, the Company refinanced $2.7 billion of callable debt with new lower-cost fixed-rate debt. The Company achieved an annual interest expense reduction of approximately $35 as a result of this refinancing. In conjunction with the refinancing, the Company executed forward contracts to sell U.S. Treasury securities to reduce debt issuance risks and to lock in the cost of $1.5 billion of the future debt issue. At December 31, 1994, deferred credits of $8 and deferred charges of $51 on closed interest rate forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the new debt.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART II

    MANAGEMENT'S DISCUSSION.  (Dollars in millions)

    OTHER ITEMS (continued)

    Interest Rate Risk Management (continued)

    Notional amounts on interest rate swaps outstanding at December 31, 1994, were $781 with various maturities that extend to 1999. The estimated effect of the Company's interest rate derivative transactions was to adjust the level of fixed-rate debt from
    73.8 percent to 86.2 percent of the total debt portfolio.

    ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS

    To the Shareowner and Board of Directors of U S WEST
    Communications, Inc.

    We have audited the consolidated financial statements and the consolidated financial statement schedules of U S WEST Communications, Inc. listed in the index on page 38 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST Communications, Inc. as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note 6 of the Notes to Consolidated Financial Statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993. As discussed in Note 13 of the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions and other postemployment benefits in 1992.

    /s/ COOPERS & LYBRAND L.L.P.

    Coopers & Lybrand L.L.P.
    Denver, Colorado
    January 18, 1995

                          U S WEST COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
    ----------------------------------------------------------------
    Year Ended December 31,
    (Dollars in millions)                 1994       1993       1992
    ----------------------------------------------------------------
    OPERATING REVENUES
      Local service                     $4,067     $3,829    $3,674
      Interstate access service          2,269      2,147     2,047
      Intrastate access service            729        682       673
      Long-distance network service      1,329      1,442     1,420
      Other services                       604        556       510
                                       --------   --------   -------
        Total operating revenues         8,998      8,656     8,324
                                       --------   --------   -------
    OPERATING EXPENSES
      Employee-related expenses          2,930      2,870     2,829
      Other operating expenses           1,653      1,646     1,590
      Taxes other than income taxes        378        380       348
      Depreciation and amortization      1,887      1,806     1,735
      Restructuring charges                  -        880         -
                                       --------   --------   -------
        Total operating expenses         6,848      7,582     6,502
                                       --------   --------   -------
          Income from operations         2,150      1,074     1,822

      Interest expense                     331        374       402
      Gain on sales of rural
        telephone exchanges                 82          -         -
      Other expense - net                   20         13        35
                                       --------   --------   -------
        Income before income taxes,
          extraordinary items and
          cumulative effect of change
          in accounting principles       1,881        687     1,385

      Provision for income taxes           706        252       435
                                      ---------   --------  -------
    Income before extraordinary
      items and cumulative effect
      of change in accounting
      principles                         1,175        435       950

    Extraordinary items
      Discontinuance of SFAS No. 71,
        net of tax                           -     (3,041)        -
      Early extinguishment of debt,
        net of tax                           -        (77)        -

    Cumulative effect of change in
      accounting principles
      (accounting for postemployment
      and postretirement benefits),
      net of tax                             -          -    (1,724)
                                      ---------   --------  --------
    NET INCOME (LOSS)                   $1,175    ($2,683)    ($774)
                                      =========   ========  ========

    The accompanying notes are an integral part of the consolidated financial statements.

                                  21

                          U S WEST COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
    ----------------------------------------------------------------
                                       December 31,     December 31,
    (Dollars in millions)                  1994             1993
    ----------------------------------------------------------------
    ASSETS
    Current assets
        Cash and cash equivalents          $114              $67
        Accounts receivable, net of
          allowance for credit losses
          of $28 and $27 in 1994 and
          1993, respectively              1,450            1,391
        Materials and supplies              120              108
        Deferred tax asset                  280              292
        Other                                48               59
                                        -------          -------
          Total current assets            2,012            1,917
                                        -------          -------
      Property, plant and equipment,
       at cost
        In service                       28,791           27,464
        Under construction                  591              521
        Held for future use                  24               27
                                        -------          -------
                                         29,406           28,012
          Less accumulated
            depreciation                 16,444           15,465
                                        -------          -------
            Net property, plant
              and equipment              12,962           12,547
                                        -------          -------

      Other                                 726              698
                                        -------          -------

        Total assets                    $15,700          $15,162
                                        =======          =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          U S WEST COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
   -----------------------------------------------------------------
                                       December 31,    December 31,
   (Dollars in millions)                   1994            1993
   -----------------------------------------------------------------
   LIABILITIES AND SHAREOWNER'S EQUITY
   Current liabilities
       Short-term debt                    $1,485          $1,260
       Accounts payable                      883             935
       Employee compensation                 283             303
       Current portion of restructuring
         charges                             317             421
       Property taxes payable                207             200
       Advance billings and customer
         deposits                            211             198
       Other accrued liabilities             465             495
                                         --------        --------
         Total current liabilities         3,851           3,812
                                         --------        --------

     Long-term debt                        4,242           4,092
     Postretirement and postemployment
       benefit obligations                 2,393           2,592
     Deferred taxes and credits            1,530           1,526

     Shareowner's equity
       Common shares - one share
         without par value, owned by
         parent                            7,286           6,742
       Retained earnings (deficit)        (3,602)         (3,602)
                                         --------        --------
         Total shareowner's equity         3,684           3,140
                                         --------        --------

       Total liabilities and
         shareowner's equity             $15,700         $15,162
                                         ========        ========

   Contingencies (refer to Note 3 of the Notes to the Consolidated
   Financial Statements)

   The accompanying notes are an integral part of the consolidated financial statements.

                          U S WEST COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   -----------------------------------------------------------------
                                        Year Ended December 31,
   (Dollars in millions)              1994       1993        1992
   -----------------------------------------------------------------
   OPERATING ACTIVITIES
     Net income (loss)              $1,175     ($2,683)      ($774)
     Adjustments
       Depreciation and
         amortization                1,887       1,806       1,735
       Deferred income taxes
         and amortization
         of investment tax credit      223        (204)        (31)
       Discontinuance of SFAS
         No. 71                          -       3,041           -
       Restructuring charge              -         880           -
       Cumulative effect of change
         in accounting principles        -           -       1,724
       Gain on sales of rural
         telephone exchanges           (82)          -           -
       Changes in operating assets
        and liabilities
         Accounts receivable           (59)        (67)         30
         Materials, supplies and
           other                       (53)        (76)         20
         Accounts payable and
           accrued liabilities        (116)        130         158
         Restructuring payments       (272)       (104)        (80)
       Other - net                    (202)        (20)         73
                                    -------     -------     -------
       Cash provided by operating
         activities                  2,501       2,703       2,855
                                    -------     -------     -------
   INVESTING ACTIVITIES
     Expenditures for property,
       plant and equipment          (2,230)     (2,190)     (2,087)
     Other - net                        96          42          52
                                    -------     -------     -------
       Cash used for investing
         activities                 (2,134)     (2,148)     (2,035)
                                    -------     -------     -------
   FINANCING ACTIVITIES
     Net proceeds from
       short-term debt                 342         708           3
     Proceeds from long-term debt      251       2,282         344
     Repayments of long-term debt     (285)     (2,948)       (670)
     Dividends paid                 (1,172)       (852)       (864)
     Equity infusions from parent      544         269         370
                                    -------     -------     -------
       Cash used for financing
         activities                   (320)       (541)       (817)
                                    -------     -------     -------
   CASH AND CASH EQUIVALENTS
     Increase                           47          14           3
     Beginning balance                  67          53          50
                                    -------     -------     -------
     Ending balance                   $114         $67         $53
                                    =======     =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                          U S  WEST COMMUNICATIONS,  INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION: The Consolidated Financial Statements include the accounts of U S WEST Communications, Inc. and its wholly-owned subsidiaries (the "Company"). The Company is an indirect, wholly owned subsidiary of U S WEST, Inc. The Company was formed as a result of the January 1, 1991, merger of The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company. The merger was accounted for as a transfer of assets among entities under common control similar to that of a pooling-of-interests.

   In the third quarter of 1993, the Company discontinued accounting for its operations under Statement of Financial Accounting
   Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Refer to Note 6 of the Notes to
   Consolidated Financial Statements.

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

   The Company capitalizes interest related to qualifying construction projects and amortizes this cost over the remaining service lives of the related assets. Capitalized interest is recorded as a reduction of interest expense. Prior to the Company's discontinuance of SFAS No. 71, capitalized interest was recorded as an element of other expense. Total amounts capitalized by the Company were $36, $19 and $23 in 1994, 1993 and 1992, respectively.

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

                          U S  WEST COMMUNICATIONS,  INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   FINANCIAL INSTRUMENTS: Net interest income or expense on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Gains and losses on forward contracts, designated as hedges of interest rate exposure on debt refinancings, are deferred and recognized as an adjustment to interest expense over the life of the underlying debt.

   COMPUTER SOFTWARE: The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating system software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software of $146 and $148 at December 31, 1994 and 1993, respectively is recorded in property, plant and equipment. The Company amortized capitalized computer software costs of $86, $51 and $24 in 1994, 1993 and 1992, respectively.

   INCOME TAXES: The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods in accordance with SFAS No. 109. The Company implemented SFAS No. 109, "Accounting for Income Taxes," in 1993. Adoption of the new standard did not have a material effect on the financial position or results of operations, primarily because of the Company's earlier adoption of SFAS No. 96.

   For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

   NOTE 2: MAJOR CUSTOMER

   The Company provides network access services to interexchange carriers, the largest volume of which is provided to AT&T. During 1994, 1993 and 1992, billings for all services to AT&T approximated $1,130, $1,159 and $1,191, respectively. The decreases are primarily due to price decreases prescribed by the Federal Communications Commission ("FCC"). Related accounts receivable at December 31, 1994 and 1993, totaled $98 and $97, respectively.

   NOTE 3: CONTINGENCIES

   There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.
   In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from an interexchange carrier and other parties that relates to the Tax Reform Act of 1986. This case is still in the discovery process. If a formal filing -- made in accordance with the remand from the Supreme Court -- alleges that the exceptions apply, the range of possible risk is $0 to $140.

                          U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 4: RELATED PARTY TRANSACTIONS

   The Company purchases various services, as noted, from affiliated companies. The amount paid by the Company for these services is determined in accordance with FCC and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The costs of those services are billed to the regulated company.

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

   The Company's operations include the following charges for these services:
   -----------------------------------------------------------------
                                         Year Ended December 31,
                                       1994        1993        1992
   ------------------------------------------------------------------
   Research and development (1)        $266        $177        $199
   Procurement                          114         107          96
   Corporate services                    97         101          89
   Marketing services                    66          66          49
   Telecommunications                    13          16          18
   Leased office space                   12          11          10
   Other                                 36          34          36
   -----------------------------------------------------------------
   Total                               $604        $512        $497
   =================================================================

   <F1>
   (1) Includes charges related to research, development and maintenance of existing technologies performed by Bellcore, a telecommunications research entity in which the Company has 1/7 ownership interest.

                          U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 5: RESTRUCTURING CHARGES

   The Company's 1993 results reflect an $880 million restructuring charge (pretax). The related restructuring plan (the "Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company is consolidating its existing 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees (including the remaining employee reductions associated with the restructuring plan announced in 1991). The Plan provides for the reduction of 2,450 management and 6,550 occupational employees.

   Following is a schedule of the costs included in the 1993
   restructuring charge:
   Employee separation                                   $   225
   Systems development                                       360
   Real estate                                               130
   Relocation                                                105
   Retraining and other                                       60
   --------------------------------------------------------------
   Total                                                 $   880
   ==============================================================

   Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the sites of the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation.

   During 1994, 497 management and 1,683 occupational employees left the Company.  The following table shows amounts charged to the restructuring reserve:
   Employee separation (1)                            $   75
   Systems development                                   118
   Real estate                                            50
   Relocation                                             21
   Retraining and other                                    8
   -----------------------------------------------------------------
   1994 restructuring reserve activity                $  272
   =================================================================

   <F1>
   (1) Includes $56 associated with work-force reductions under the 1991 restructuring plan.

   The Company's 1991 restructuring plan included a pretax charge of $240 due to planned work-force reductions of approximately 6,000 employees. The balance of the unused reserve at December 31, 1993, was $56. All expenditures and work-force reductions under the 1991 plan were completed by the end of 1994.

                          U S WEST COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 6: DISCONTINUANCE OF SFAS NO. 71

   The Company incurred a non-cash, extraordinary charge of $3 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for its operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, competition notwithstanding, by charging its customers at prices established by its regulators. The Company's decision to discontinue the application of SFAS No. 71 was based on the belief that competition, market conditions and the development of broadband technology, more than prices established by regulators, will determine the future cost recovery by the Company. As a result of this change, the remaining asset lives of the Company's telephone plant have been shortened to more closely reflect the useful (economic) lives of such plant.

   Following is a list of the major categories of property, plant and equipment and the manner in which lives were affected by the discontinuance of SFAS No. 71:

                                          Average Life (years)
                                     -----------------------------
                                         Before          After
   Category                          Discontinuance  Discontinuance
   -----------------------------------------------------------------
  Digital switch                         17-18             10
  Digital circuit                        11-13             10
  Aerial copper cable                    18-28             15
  Underground copper cable               25-30             15
  Buried copper cable                    25-28             20
  Fiber cable                               30             20
  Buildings                              27-49          27-49
  General purpose computers                  6              6

  The Company employed two methods to determine the amount of the extraordinary charge. The "economic life" method assumed that a portion of the plant-related effect is a regulatory asset that was created by the under-depreciation of plant under regulation. This method yielded the plant-related adjustment that was confirmed by the second method, a discounted cash flows analysis.

  Following is a schedule of the nature and amounts of the after-tax charge recognized as a result of the Company's discontinuance of
  SFAS No.  71:
  Plant-related                                             $3,124
  Tax-related regulatory assets and liabilities               (208)
  Other regulatory assets and liabilities                      125
                                                            ------
    Total                                                   $3,041
                                                            ======

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)

  NOTE 7: PROPERTY, PLANT AND EQUIPMENT

  The composition of property, plant and equipment follows:
  ------------------------------------------------------------------
                                                    December 31,
                                              ----------------------
                                                   1994        1993
  ------------------------------------------------------------------
  Land and buildings                             $2,438      $2,393
  Telephone network equipment                    11,622      11,093
  Outside plant                                  11,897      11,386
  General purpose computers and other             2,858       2,619
  Construction in progress                          591         521
  ------------------------------------------------------------------
                                                 29,406      28,012
  ------------------------------------------------------------------
  Less accumulated depreciation on:
    Buildings                                       655         623
    Telephone network equipment                   6,733       6,326
    Outside plant                                 7,442       7,064
    General purpose computers and other           1,614       1,452
  ------------------------------------------------------------------
                                                 16,444      15,465
  ------------------------------------------------------------------
  Property, plant and equipment - net           $12,962     $12,547
  ==================================================================

  In 1994, the Company sold certain rural telephone exchanges with a cost basis of $122. The Company received consideration for the sales of $93 in cash and $81 in replacement property. The Company will receive an additional $30 of replacement property in 1995.

  NOTE 8: LEASE COMMITMENTS

  The Company has entered into operating leases for office facilities, equipment and real estate. Total commitments under non-cancelable operating leases at December 31, 1994, follow:

  ------------------------------------------------------------------
                                                         Operating
                                                          Leases
  ------------------------------------------------------------------
  1995                                                     $ 75
  1996                                                       73
  1997                                                       68
  1998                                                       65
  1999                                                       55
  Thereafter                                                357
  ------------------------------------------------------------------
  Total minimum lease payments                             $693
  ==================================================================

  Rent expense under operating leases was $194 in 1994, $184 in 1993 and $185 in 1992.

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  NOTE 9: DEBT

  The components of short-term debt follow:
  ------------------------------------------------------------------
                                                  December 31,
                                             -----------------------
                                                 1994         1993
  ------------------------------------------------------------------
  Commercial paper                              $1,321       $  979
  Current portion of long-term debt                164          281
  ------------------------------------------------------------------
  Short-term debt                               $1,485       $1,260
  ==================================================================

  The weighted average interest rate on commercial paper was 5.92 percent and 2.73 percent at December 31, 1994 and 1993, respectively.

  Under formal lines of credit with major banks, the Company is permitted to borrow up to $600, all of which was available at December 31, 1994.

  Interest rates and maturities on long-term debt follow:

                                                  December 31,
                                              ----------------------
                                                 1994        1993
  ------------------------------------------------------------------
  Maturing within 5 years:
  6     % to 6 5/8 % due 1995                   $    -      $    92
  7 1/2 % to 7 5/8 % due 1996                      370          370
  5 2/3 % to 7 1/2 % due 1997                       42           17
  4 7/8 % to 5 5/8 % due 1998                      335          335
  6 1/4 % to 6 5/8 % due 1999                      226            -

  Maturing thereafter:
  Up to 6% with various maturities
    through 2007                                   501          501
  Above 6% to  9% with various
    maturities through 2043                      2,435        2,435
  Above 9% to 12% with various
    maturities through 2030                        320          320
  ------------------------------------------------------------------
                                                 4,229        4,070
  Unamortized discount (net) and debt
    issuance costs                               (122)         (124)
  Other                                           135           146
  ------------------------------------------------------------------
  Long-term debt                               $4,242        $4,092
  ==================================================================

  Interest payments (net of amounts capitalized) were $344, $386 and $406, respectively, for 1994, 1993 and 1992.

  During 1993, the Company refinanced debt issues aggregating $2.7 billion in principal amount to take advantage of favorable interest rates. The refinancing resulted in an extraordinary charge to income of $77, net of a tax benefit of $48.

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt, approximate the carrying amount due to their short-term nature.

  The fair value of long-term debt is based on quoted market prices where available or, if not available, is based on discounting future cash flows using current interest rates. The fair values of interest rate swaps approximate their recorded value.

  As of December 31, 1994 and 1993, the carrying amount of the Company's debt was $5,727 and $5,352, respectively, and the fair value was $5,200 and $5,500, respectively.

  NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS

  The Company enters into interest rate swap agreements to manage its market exposure to fluctuations in interest rates. Swap agreements are primarily used to effectively convert existing commercial paper to fixed rate debt. This allows the Company to achieve interest savings over issuing fixed rate debt directly.

  Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed and variable rate terms of the swap agreements. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

  The Company also entered into a currency swap to convert Swiss franc-denominated debt to dollar-denominated debt. This allowed the Company to achieve interest savings over issuing fixed rate dollar-denominated debt. Under the currency swap, the Company agreed with another party to exchange dollars for francs within the terms of the loan which include periodic interest payments and principal upon origination and maturity. The currency swap and foreign currency debt are combined and accounted for as if dollar-denominated debt were issued directly.

  The following table summarizes terms of swaps as of December 31, 1994. Variable rates are primarily indexed to the 30 day commercial paper rate.

                                                       Weighted
                                                     Average Rate
                                                     ------------
                               Notional
                                Amount    Maturities  Receive  Pay
  ------------------------------------------------------------------
  Variable to fixed               $710    1995-1999    6.14    6.19
  Currency                          71       1999         -    6.53
  ------------------------------------------------------------------

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  NOTE 11: DERIVATIVE FINANCIAL INSTRUMENTS (continued)

  In 1993, the Company executed forward contracts to sell U.S. Treasury Securities to reduce debt issuance risks by allowing the Company to lock in the treasury rate component of the future debt issue. At December 31, 1994, deferred credits of $8 and deferred charges of $51 on closed interest rate forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the debt issuance. At December 31, 1994, there were no open forward contracts on interest rates.

  The counterparties to these derivative contracts are major financial institutions. The Company is exposed to credit loss in the event of non-performance by these counterparties. The Company manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. The Company does not have significant exposure to an individual counterparty and does not anticipate non-performance by any counterparty.

  NOTE 12: COMMON SHAREOWNER'S EQUITY

  Transactions affecting shareowner's equity follow:
  ------------------------------------------------------------------
                                    Common        Retained
                                    shares        earnings     Total
  -------------------------------------------------------------------
  Balance at December 31, 1991      $6,073        $1,764      $7,837
  -------------------------------------------------------------------
  Net loss                               -          (774)       (774)
  Dividends declared                     -          (989)       (989)
  Equity infusions                     384             -         384
  Other - net                            -            (1)         (1)
  -------------------------------------------------------------------
  Balance at December 31, 1992       6,457             -       6,457
  -------------------------------------------------------------------
  Net loss                               -        (2,683)     (2,683)
  Dividends declared                     -          (919)       (919)
  Equity infusions                     285             -         285
  Other - net                            -             -           0
  -------------------------------------------------------------------
  Balance at December 31, 1993       6,742        (3,602)      3,140
  -------------------------------------------------------------------
  Net income                             -         1,175       1,175
  Dividends declared                     -        (1,175)     (1,175)
  Equity infusions                     544             -         544
  Other - net                            -             -           0
  -------------------------------------------------------------------
  Balance at December 31, 1994      $7,286       ($3,602)     $3,684
  ===================================================================

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  NOTE 13: EMPLOYEE BENEFITS

  Pension Plans

  The Company is a participant in a defined benefit pension plan administered by U S WEST, which covers substantially all management and occupational employees. Prior to 1993, the Company was a participant in two defined benefit pension plans administered by U S WEST, which were merged into one plan effective January 1, 1993. Benefits for management employees are based upon a final pay formula, while occupational benefits are based upon a flat benefit formula. The projected unit credit method is used for financial reporting purposes and the aggregate cost method for funding purposes. No funding was required in 1994, 1993 or 1992. Net pension credits for 1994, 1993 and 1992 were $0, $66 and $102, respectively.

  Postretirement Benefits Other Than Pensions

  The Company provides certain health care and life insurance benefits for retired employees. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 mandates that employers reflect in their current expenses an accrual for the cost of providing retirement medical and life insurance benefits to current and future retirees. Prior to 1992, the Company recognized these costs as they were paid. Adoption of SFAS No. 106 resulted in a one-time, non-cash charge against 1992 earnings of $1,675, net of a deferred tax benefit of $1,022, for the prior service of active and retired employees. The effect upon 1992 income before change in accounting principle of adopting SFAS No. 106 was approximately $36.

  In conjunction with the adoption of SFAS No. 106, for financial reporting purposes, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets.

  The Company used the projected unit credit method for the determination of postretirement medical costs for financial reporting purposes. Net postretirement benefit costs for 1994, 1993 and 1992 were $220, $248 and $258, respectively. The amount funded by the Company will generally follow the amount of expense allowed in regulatory jurisdictions.

  Other Postemployment Benefits

  The Company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1992. SFAS No. 112 requires that employers accrue for the estimated costs of benefits, such as workers' compensation and disability, provided to former or inactive employees who are not eligible for retirement. Adoption of SFAS No. 112 resulted in a one-time, non-cash charge against 1992 earnings of $49, net of a deferred tax benefit of $30.

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

  NOTE 14: INCOME TAXES

  The Company is included in the consolidated tax return of U S WEST. Under an agreement with U S WEST, the Company recognizes income taxes on a separate return basis. At December 31, 1994 and 1993, the Company had outstanding taxes payable to U S WEST of $29 and $96, respectively.

  For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

  The components of the provision for income taxes follow:
  ------------------------------------------------------------------
                                      Year Ended December 31,
                             ---------------------------------------
                                   1994           1993        1992
  ------------------------------------------------------------------
  Federal income taxes
    Current                        $415           $394        $393
    Deferred                        228           (122)         31
    Investment tax credits-net      (47)           (56)        (63)
  ------------------------------------------------------------------
                                    596            216         361
  ------------------------------------------------------------------
  State and local
    Current                          68             62          59
    Deferred                         42            (26)         15
  ------------------------------------------------------------------
                                    110             36          74
  ------------------------------------------------------------------
  Provision for income taxes       $706           $252        $435
  ==================================================================

  The unamortized balance of investment tax credits were $231 and $280 at December 31, 1994 and 1993, respectively.

  Amounts paid for income taxes were $551, $338, and $465 respectively, for 1994, 1993 and 1992.

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)

   NOTE 14: INCOME TAXES (Continued)

   The effective tax rate differs from the statutory tax rate as follows:
   -----------------------------------------------------------------
                                       Year Ended December 31,
                                  ----------------------------------
                                    1994         1993        1992
   -----------------------------------------------------------------
   Federal statutory tax rate *     35.0 %       35.0 %      34.0 %
   Investment tax credit
     amortization                   (1.6)        (3.3)       (4.7)
   State income taxes - net
     of federal effect               3.8          3.9         3.5
   Rate differential on reversing
     temporary differences             -         (2.4)       (4.2)
   Depreciation on capitalized
     overheads                         -          1.5         2.0
   Tax law change - catch-up
     adjustment                        -          3.5           -
   Restructuring charge                -         (1.5)          -
   Other                             0.3         (0.1)        0.8
   -----------------------------------------------------------------
   Effective tax rate               37.5 %       36.6 %      31.4 %
   =================================================================

   <F1>
   * Federal statutory tax rate increase effective January 1, 1993

   The components of the net deferred tax liability follow:
   -----------------------------------------------------------------
                                                     December 31,
                                                  1994        1993
   -----------------------------------------------------------------
   Property, plant and equipment
     temporary differences                      $1,380      $1,284
   State deferred taxes - net of
     federal effect                                181         170
   Other                                            74          78
   -----------------------------------------------------------------
   Deferred tax liabilities                      1,635       1,532
   -----------------------------------------------------------------
   Pension, postretirement and
     postemployment benefits                       692         747
   Unamortized investment tax credit                81          98
   State deferred taxes - net of
     federal effect                                146         164
   Restructuring                                   229         328
   Other                                           167         147
   -----------------------------------------------------------------
   Deferred tax assets                           1,315       1,484
   -----------------------------------------------------------------
   Net deferred tax liability                     $320         $48
   =================================================================

   The current portion of the deferred tax asset was $280 and $292 at December 31, 1994 and 1993, respectively, resulting primarily from restructuring charges and compensation-related items.

   On August 10, 1993, federal legislation was enacted that increased the corporate tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The cumulative effect on deferred taxes of the 1993 increase in income tax rates was $54.

                          U S WEST COMMUNICATIONS, INC.
                           SUPPLEMENTARY FINANCIAL DATA
                              (Dollars in millions)

                       QUARTERLY FINANCIAL DATA (Unaudited)

   -----------------------------------------------------------------
   Quarter                        1st      2nd      3rd      4th
   -----------------------------------------------------------------
   1994
   Operating revenues             $2,218   $2,243   $2,267   $2,270
   Operating income                  541      536      545      528
   Net income                        297      295      285      298
   -----------------------------------------------------------------
   1993
   Operating revenues             $2,141    2,151   $2,148   $2,216
   Operating income (loss)           499      477     (407)     505
   Net income (loss)                 267      193   (3,417)     274
   -----------------------------------------------------------------

   First, second and fourth quarters' net income in 1994 includes gains on sales of certain rural exchanges of $15, $16 and $20, respectively.

   Second quarter 1993 net income reflects the costs associated with the refinancing of debt in the amount of $50.

   Third quarter 1993 operating loss reflects the restructuring charge of $880 ($534 after-tax) described in Note 5 of the Notes to Consolidated Financial Statements.

   Third quarter 1993 net loss includes, in addition to the effects of the restructuring charge, the impacts of discontinuing the application of SFAS No. 71 of $3,041, the cumulative effect of a federally mandated increase in income taxes of $54 and the early extinguishment of debt of $27.

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.

   (a) Documents filed as a part of this report:                Page
       (1) Report of Independent Accountants  .  .  .  .  .       20


       (2) Consolidated Financial Statements and
           Supplementary Data:

                Consolidated Statements of Income -
                for the years ended December 31, 1994,
                1993 and 1992.  .  .  .  .  .  .  .  .  .  .      21

                Consolidated Balance Sheets -
                as of December 31, 1994 and 1993  .  .  .  .      22

                Consolidated Statements of Cash Flows -
                for the years ended December 31, 1994,
                1993 and 1992   .  .  .  .  .  .  .  .  .  .      24

                Notes to Consolidated Financial Statements .      25

                Supplementary Financial Data (Unaudited).  .      37


       (3) Consolidated Financial Statement Schedules:

                II - Valuation and Qualifying Accounts  .  .      42

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


   (b) Reports on Form 8-K:

       No filings on Form 8-K were made in 1994.

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

    3a.3 Articles of Amendment to the Articles of Incorporation of U S WEST Communications, Inc. as filed with the Colorado
           Secretary of State on June 24, 1993.

    3a.4   Statement of Reduction of Stated Capital of U S WEST
           Communications, Inc. as filed with the Colorado Secretary of State on October 18, 1993.

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

                                      39

                          U S WEST COMMUNICATIONS, INC.
                                    FORM 10-K

                                     PART IV

   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K.

   (c) Exhibits - continued
   (10d)   Agreement Concerning Certain Centrally Developed Computer
           Systems effective December  31, 1983, between American
           Telephone and Telegraph Company, Western Electric
           Company, Incorporated, The Mountain States Telephone and
           Telegraph and Central Services Organization (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File
           No.  1-3040).

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

   12      Computation of Ratio of Earnings to Fixed Charges.

   23      Consent of Independent Accountants.

   24      Powers of Attorney.

   27      Financial Data Schedule.

                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 28, 1995.


                                       U S WEST COMMUNICATIONS, INC.

                                           /s/ DAVID R. LAUBE
                                       By
                                         ---------------------------
                                          David R. Laube
                                          Vice President, Controller
                                          and Treasurer



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

   Principal Financial Officer:
   James T. Helwig, Vice President and Chief Financial Officer

   Principal Accounting Officer:
   David R. Laube, Vice President, Controller and Treasurer


   Directors:

   /s/ A. GARY AMES
   /s/ JAMES T. HELWIG
   /s/ JAMES M. OSTERHOFF




       /s/ DAVID R. LAUBE
   By
     ------------------------
       David R. Laube
       (for himself and as Attorney-in-Fact)



   Dated:  March 28, 1995

                        U S WEST COMMUNICATIONS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in millions)

   ----------------------------------------------------------------
                    Balance             Charged             Balance
                      at       Charged    to                at end
                    beginning    to      other     Deduc-     of
   Description      of period  expense  accounts   tions    period
   ----------------------------------------------------------------
   ALLOWANCE FOR
     CREDIT LOSSES
   Year 1994          $ 27        55        -        54      $ 28
   Year 1993            27        55        -        55        27
   Year 1992            32        55        1        61        27

   RESERVES RELATED
     TO 1993 BUSINESS
     RESTRUCTURING,
     INCLUDING FORCE
     AND FACILITY
     CONSOLIDATION
   Year 1994          $880         -        -       216      $664
   Year 1993             -       880        -         -       880

   RESERVES RELATED
     TO 1991 BUSINESS
     RESTRUCTURING,
     INCLUDING FORCE
     REDUCTIONS
   Year 1994           $56         -        -        56        $0
   Year 1993           160         -        -       104        56
   Year 1992           240         -        -        80       160

   <F1>
   (a) Allowance for credit losses does not include those amounts charged directly to expense in the charged to expense category. These amounts were $10, $10 and $9, respectively, for 1994, 1993 and 1992.
   <F2>
   (a) Allowance for credit losses deductions represents customer accounts written off during the period, net of recoveries.