Form 10-Q
period 1995-03-31
U S WEST COMMUNICATIONS INC
filed 1995-05-15
CIK 68622

_______________________________________________________________________________
_______________________________________________________________________________


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended March 31, 1995

                                         OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                          Commission File Number 1-3040

                          U S WEST Communications, Inc.

A Colorado Corporation                              IRS Employer No. 84-0273800

                   1801 California Street, Denver, Colorado 80202

                         Telephone Number (303) 896-3099

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

_______________________________________________________________________________
_______________________________________________________________________________

Form 10-Q - Part I                                U S WEST Communications, Inc.


                               TABLE OF CONTENTS

ITEM                                                                    PAGE
- ----                                                                    ----

                         PART I - FINANCIAL INFORMATION



1.  Financial Statements

     Consolidated Statements of Operations -
          Three months ended March 31, 1995 and 1994                      3

     Condensed Consolidated Balance Sheets -
          March 31, 1995 and December 31, 1994                            4

     Consolidated Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994                      6

     Consolidated Statements of Shareowner's Equity -
          Three months ended March 31, 1995 and 1994                      7

     Notes to Consolidated Financial Statements                           8


2.  Management's Analysis - (Reduced disclosure format pursuant to
     General Instruction H(2))                                           10


                         PART II - OTHER INFORMATION


6.  Exhibits and Reports on Form 8-K                                     18


Form 10-Q - Part I                                U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
DOLLARS IN MILLIONS


- -------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                 1995        1994
- -------------------------------------------------------------------------------

OPERATING REVENUES
  Local service                                             $1,050     $  985
  Interstate access service                                    589        562
  Intrastate access service                                    188        174
  Long-distance network service                                299        351
  Other services                                               151        146
                                                            -----------------
    Total operating revenues                                 2,277      2,218

OPERATING EXPENSES
  Employee-related expenses                                    730        717
  Other operating expenses                                     391        398
  Taxes other than income taxes                                103         97
  Depreciation and amortization                                494        465
                                                            -----------------
    Total operating expenses                                 1,718      1,677

      Income from operations                                   559        541

Interest expense                                                91         80
Gain on sales of rural telephone exchanges                      63         24
Other expense - net                                             13         10
                                                            -----------------

Income before income taxes                                     518        475

Provision for income taxes                                     195        178
                                                            -----------------

NET INCOME                                                  $  323     $  297
                                                            -----------------
                                                            -----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Form 10-Q - Part I                                U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DOLLARS IN MILLIONS


- -------------------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
                                                          1995         1994
- -------------------------------------------------------------------------------

ASSETS

Current assets
   Cash and cash equivalents                           $    41     $   114
   Accounts receivable                                   1,422       1,450
   Materials and supplies                                  130         120
   Deferred tax asset                                      277         280
   Other                                                    62          48
                                                       -------------------

Total current assets                                     1,932       2,012
                                                       -------------------

Gross property, plant and equipment                     29,579      29,406
Accumulated depreciation                                16,698      16,444

Property, plant and equipment - net                     12,881      12,962

Other assets                                               797         726
                                                       -------------------

Total assets                                           $15,610     $15,700
                                                       -------------------
                                                       -------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Form 10-Q - Part I                                U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DOLLARS IN MILLIONS


- -------------------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
                                                          1995         1994
- -------------------------------------------------------------------------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
     Short-term debt                                   $ 1,707       $ 1,485
     Accounts payable                                      690           883
     Employee compensation                                 257           283
     Current portion of restructuring charges              342           317
     Other                                               1,040           883
                                                       ---------------------

Total current liabilities                                4,036         3,851
                                                       ---------------------

Long-term debt                                           4,279         4,242
Postretirement and other postemployment benefit
  obligations                                            2,168         2,393
Deferred taxes, credits and other                        1,443         1,530

Shareowner's equity
   Common shares - one share without par value           7,286         7,286

Cumulative deficit                                      (3,602)       (3,602)
                                                       ---------------------

Total shareowner's equity                                3,684         3,684
                                                       ---------------------

Total liabilities and shareowner's equity              $15,610       $15,700
                                                       ---------------------
                                                       ---------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Form 10-Q - Part I                                U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
DOLLARS IN MILLIONS


- -------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                 1995        1994
- -------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                $ 323      $ 297
   Adjustments:
     Depreciation and amortization                             494        465
     Gains on sales of rural telephone exchanges               (63)       (24)
     Deferred income taxes and amortization
       of investment tax credits                                37         26
     Changes in operating assets and liabilities:
        Restructuring payments                                 (77)       (21)
        Accounts receivable                                     28         31
        Materials, supplies and other                          (31)       (41)
        Accounts payable and accrued liabilities                38         33
     Other - net                                              (243)      (275)
                                                             ----------------
   Cash provided by operating activities                       506        491
                                                             ----------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment             (539)      (605)
   Proceeds from disposals of property, plant
     and equipment                                              93         18
                                                             ----------------
   Cash used for investing activities                         (446)      (587)
                                                             ----------------
FINANCING ACTIVITIES
   Net proceeds from short-term debt                           225         71
   Proceeds from issuance of long-term debt                      -        182
   Repayments of long-term debt                                (18)      (116)
   Dividends paid                                             (340)      (319)
   Equity infusions from parent                                  -        256
                                                             ----------------
   Cash (used for) provided by financing activities           (133)         74
                                                             ----------------

CASH AND CASH EQUIVALENTS
   Decrease                                                    (73)       (22)
   Beginning balance                                           114         67
                                                             ----------------
   Ending balance                                            $  41      $  45
                                                             ----------------
                                                             ----------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Form 10-Q - Part I                                U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS'S EQUITY (UNAUDITED)
DOLLARS IN MILLIONS


- -------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                 1995        1994
- -------------------------------------------------------------------------------
COMMON SHARES
  Balance at beginning of period                           $ 7,286     $ 6,742
  Equity infusions from parent                                   -         256
  Other                                                          -           -
                                                           -------------------
    Balance at end of period                                 7,286       6,998

CUMULATIVE DEFICIT
  Balance at beginning of period                            (3,602)     (3,602)
  Net income                                                   323         297
  Dividends declared                                          (323)       (297)
                                                           -------------------
  Balance at end of period                                  (3,602)     (3,602)

TOTAL SHAREOWNER'S EQUITY                                  $ 3,684     $ 3,396
                                                           -------------------
                                                           -------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Form 10-Q - Part I                                U S WEST Communications, Inc.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements have been prepared by U S WEST Communications, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

B. RECAPITALIZATION PROPOSAL

The Board of Directors of U S WEST, Inc. ("U S WEST"), a Colorado corporation, has adopted a proposal (the "Recapitalization Proposal") that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of U S WEST's communications and multimedia businesses. Under the Recapitalization Proposal, shareholders of U S WEST will be asked to approve an Agreement and Plan of Merger between U S WEST and U S WEST, Inc., a Delaware corporation and wholly owned subsidiary of U S WEST ("U S WEST Delaware"), pursuant to which U S WEST would be merged (the "Merger") with and into U S WEST Delaware with U S WEST Delaware continuing as the surviving corporation. In connection with the Merger, the Certificate of Incorporation of U S WEST Delaware would be amended and (as so amended and restated, the "Restated Certificate") to, among other things, designate two classes of common stock of U S WEST Delaware, one class of which would be authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class of which would be authorized as U S WEST Media Group Common Stock ("Media Stock"). Upon consummation of the Merger, each share of existing common stock of U S WEST would be automatically converted into one share of Communications Stock and one share of Media Stock.

Form 10-Q - Part I                                U S WEST Communications, Inc.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

B. RECAPITALIZATION PROPOSAL (CONTINUED)

The Communications Stock and Media Stock are designed to provide shareholders with separate securities that are intended to reflect separately the communications businesses of U S WEST Communications and certain other subsidiaries of U S WEST (the "Communications Group") and U S WEST's multimedia businesses (the "Media Group" and, together with the Communications Group, the "Groups").

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc.

Under the Recapitalization Proposal, dividends to be paid to the holders of Communications Stock will initially be at a quarterly rate of $0.535 per share. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, Inc., based primarily upon the financial condition, results of operations and business requirements of the Communications Group and U S WEST as a whole.

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995.

C. CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from an interexchange carrier and other parties that relates to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $140.

Item 2.  Management's Analysis (DOLLARS IN MILLIONS)

RESULTS OF OPERATIONS

Comparative details of operations for the three months ended March 31 follow:


- -------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                 1995        1994
- -------------------------------------------------------------------------------
Operating revenues                                          $2,277      $2,218
Operating expenses
  Employee-related expenses                                    730         717
  Other operating expenses                                     391         398
  Taxes other than income taxes                                103          97
  Depreciation and amortization                                494         465
Interest expense                                                91          80
Gains on sales of rural telephone exchanges                     63          24
Other expense - net                                             13          10
                                                            ------------------
Income before income taxes                                     518         475

Provision for income taxes                                     195         178
                                                            ------------------

Net income                                                  $  323      $  297
                                                            ------------------
                                                            ------------------

At March 31, 1995, the Company's net income was $323, a $26, or 8.8 percent, increase over the same period last year. Absent the effects of the sale of certain rural telephone exchanges, net income increased $2, or 0.7 percent, over the same period last year. Net income is normalized for gains on the sale of certain rural telephone exchanges of $39 and $15 in 1995 and 1994, respectively.

Volume growth also resulted in a 4.7 percent increase in earnings before interest, taxes, depreciation and amortization, and other ("EBITDA"). The Company believes EBIDTA is an important indicator of the operational strength of the business.

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2.  Management's Analysis (DOLLARS IN MILLIONS)

OPERATING REVENUES

Total operating revenues were $2,277, a $59 or 2.7% increase over the prior year. In the table below, price changes primarily represent the aggregate effects of price changes resulting from regulatory proceedings and growth represents increased market penetration (through increased access lines and additional sales of products and services to existing customers). Different regulatory commissions govern the interstate and intrastate jurisdictions, resulting in varying price and refund impacts.

                                         Lower
                                Price   (Higher)                     Inc(Dec)
                                Change   Refund   Growth   Other   $          %
- -------------------------------------------------------------------------------
Local service                   $  2     $ 9      $ 54        -    $ 65     6.6
Interstate access                 (8)     (9)       44        -      27     4.8
Intrastate access                 (5)      2        11        6      14     8.0
Long-distance network             (9)      -       (12)     (31)    (52)  (14.8)
Other services                     -       -         -        5       5     3.4
- -------------------------------------------------------------------------------
  Total revenues                $(20)    $ 2      $ 97     $(20)   $ 59     2.7
- -------------------------------------------------------------------------------

LOCAL SERVICE

The increase in local service revenues was attributable to access line growth of 494,000 lines, or 3.5 percent. Absent the effects of the sale of certain rural telephone exchanges, access lines increased by 585,000 lines, or 4.2 percent.

INTERSTATE ACCESS SERVICE

Higher revenues from interstate access services resulted from an increase of
9.2 percent in interstate billed access minutes of use, which more than offset the effects of price decreases.

INTRASTATE ACCESS SERVICE

Intrastate access charges increased as a result of higher demand and the effects of multiple toll carrier plans implemented in Oregon and Washington, in the second quarter of 1994 (see "Long-Distance Network Service").

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2. Management's Analysis (DOLLARS IN MILLIONS)

OPERATING REVENUES (CONTINUED)

LONG-DISTANCE NETWORK SERVICE

The effects of competition continue to impact long-distance revenues as well as the effects of multiple toll carrier plans implemented in Oregon and Washington in May and July of 1994, respectively. These regulatory arrangements allow independent telephone companies to act as toll carriers. The impact in the first quarter of 1995 was a decrease of $31 in long-distance revenue, partially offset by an increase of $6 in intrastate access revenue and a decrease of $21 in access fees (otherwise paid to independent companies).

OTHER SERVICES

The increase in other services revenues is largely due to continued market penetration of new service offerings.

OPERATING EXPENSES

Total operating expenses were $1,718, a $41 or 2.4% increase over the same period last year.

Higher employee-related costs of $30 were primarily a result of additional overtime payments and contract labor, which were primarily related to the implementation of customer service and streamlining initiatives. Partially offsetting the increases were lower health-care benefit costs, including a reduction in the accrual for postretirement benefits, and a true-up of certain benefit costs.

The decrease in other operating expenses was attributable to the reduction in access expense related to the effects of the multiple toll carrier plans (see "Long-Distance Network Service"). Additional costs of services and products provided by affiliates partially offset this increase.

The increase in depreciation and amortization expense was primarily a result of a higher depreciable asset base and increased depreciation rates.

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2. Management's Analysis (DOLLARS IN MILLIONS)

INTEREST AND OTHER

Interest expense increased as a result of higher amounts of short-term debt combined with the effects of higher interest rates.

PROVISION FOR INCOME TAXES

Income tax expense increased primarily due to an increase in income before income taxes.

RESTRUCTURING

The Company's 1993 results reflected an $880 million restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, provide automated inventory systems and centralize its service centers so that customers can have their telecommunications needs resolved with one phone call. The Company is consolidating its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees (including the remaining employee reductions associated with the restructuring plan announced in 1991).

Following is a schedule of the costs included in the Restructuring Plan:


- -----------------------------------------------------------------------------
                                       Actual         Estimate
                                      ------------------------------
                                        1994    1995    1996    1997   Total
- -----------------------------------------------------------------------------

Cash expenditures:
  Employee separation                   $ 19    $ 61    $ 72    $ 73    $225
  Systems development                    118     128     114       -     360
  Real estate                             50      80       -       -     130
  Relocation                              21      54       4      26     105
  Retraining and other                     8      19      10      23      60
                                      ---------------------------------------
Total cash expenditures                  216     342     200     122     880
Remaining 1991 plan employee costs        56       -       -       -      56
                                      ---------------------------------------
Total (1)                               $272    $342    $200    $122    $936
                                      ---------------------------------------
                                      ---------------------------------------

(1) The Restructuring Plan also provides for capital expenditures of $440 over the life of the Restructuring Plan.

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2.  Management's Analysis (DOLLARS IN MILLIONS)

RESTRUCTURING (CONTINUED)

Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include the replacement of existing, single-purpose systems with new systems designed to provide integrated, end-to-end customer service. The work-force reductions would not be possible without the development and installation of the new systems, which will eliminate the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the new methods and systems required in the new, restructured mode of operation. For a more complete description of restructuring costs, refer to the Company's Form 10-K for the year ended December 31, 1994.

The Company estimates that full implementation of the Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation.

PROGRESS UNDER THE RESTRUCTURING PLAN:
- --------------------------------------

Following is a reconciliation of restructuring activity during first quarter
1995:


- -------------------------------------------------------------------------------
                           Reserve Balance                    Reserve Balance
                          December 31, 1994   1995 Activity    March 31, 1995
- -------------------------------------------------------------------------------
Employee separations
  Managerial                     $ 70             $ 4               $ 66
  Occupational                    136               9                127
                          -----------------------------------------------------
Total                             206              13                193

Systems Development
  Service delivery                 52               3                 49
  Service assurance                52               7                 45
  Capacity provisioning           122              24                 98
  All other                        16               0                 16
                          -----------------------------------------------------
Total                             242              34                208

Real estate                        80              22                58
Relocation                         84               5                79
Retraining and other               52               3                49
                          -----------------------------------------------------
Total                            $664            $ 77              $587

                          -----------------------------------------------------
                          -----------------------------------------------------

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2.  Management's Analysis (DOLLARS IN MILLIONS)

RESTRUCTURING (CONTINUED)

PROGRESS UNDER THE RESTRUCTURING PLAN: (continued)
- --------------------------------------


                                       1994           1995          Total
                                    Separations    Separations   Separations
                                  --------------------------------------------
Employee separations
  Managerial                           497             125            622
  Occupational                       1,683             491          2,174
                                  --------------------------------------------
Total                                2,180             616          2,796
                                  --------------------------------------------
                                  --------------------------------------------

RECAPITALIZATION PROPOSAL

The Board has adopted a proposal that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia businesses. For a more complete discussion on the Recapitalization Proposal see Footnote B in the Notes to the Consolidated Financial Statements.

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995.

OTHER ITEMS

U S WEST from time to time engages in discussions regarding acquisitions.
U S WEST may fund such acquisitions with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with acquisitions, if significant, could result in a downgrading of the credit rating of U S WEST or the Company.

REGULATORY

On April 24, 1995, the Regional Bell Operating Companies ("RBOCs") asked the D.C. District Court, which has jurisdiction over construction, implementation, modification and enforcement of the modified final judgment ("MFJ"), for a waiver of the MFJ's restriction on the provision by the RBOCs of information services on an interexchange basis. The request for a waiver follows recommendations by the Department of Justice that the RBOCs be allowed to provide information services on an interexchange basis.

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2. Management's Analysis (DOLLARS IN MILLIONS)

OTHER ITEMS (CONTINUED)

REGULATORY (CONTINUED)

The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March 1995, the FCC issued an interim order on price cap regulation. This order increases the productivity factor used in the price cap index, thus reducing the access prices paid by interexchange carriers to local telephone companies. The interim order also provides for a no-sharing productivity factor option and for increased flexibility for adjusting prices downward in response to competition. During the past several years the Company has used the higher productivity factor in determining its access prices. Consequently, no significant impact is expected in 1995 as a result of the interim order.

In January 1995, the 9th U.S. Circuit Court of Appeals in San Francisco upheld the June 15, 1994, Seattle Federal District Court ruling that affirmed U S WEST's challenge to the constitutionality of the telephone company video programming restriction in the 1984 Cable Act. The Act prevents telephone companies from providing video programming within their regions. U S WEST argued and the courts agreed, that the restriction violates its First Amendment right to free speech. The decision would allow the Company to provide video programming directly to its regional telephone subscribers. The Federal Government can appeal to the U. S. Supreme Court. U S WEST Communications is evaluating its options in light of this ruling. In January 1995, the FCC instituted a proceeding to modify and promulgate rules on the provision of video programming. In March 1995, the FCC announced that it would not enforce its cross-ownership ban on local exchange carriers providing video programming directly to subscribers in their local telephone exchange service areas.

Form 10-Q - Part I                                U S WEST Communications, Inc.

Item 2. Management's Analysis (DOLLARS IN MILLIONS)


OTHER ITEMS (CONTINUED)

REGULATORY (CONTINUED)

Though Congress failed to pass telecommunications reform legislation in 1994, new telecommunications legislation has been introduced in 1995. The thrust of this legislation is to open up the network of local exchange carriers to further competition, and to eliminate certain prohibitions upon local exchange carriers entering into other lines of business. The proposed legislation would (i) open local exchange service to competition and preempt states from imposing barriers preventing such competition, (ii) impose new unbundling and interconnection requirements on local exchange carrier networks, (iii) remove the MFJ prohibitions on interLATA services and manufacturing if certain competitive conditions are met, (iv) transfer any remaining MFJ requirements (including the MFJ's nondiscrimination provisions) to the FCC's jurisdiction and (v) eliminate any remaining cable and telephone company cross-ownership restrictions. There is, however, uncertainty concerning the outcome of such legislation. The passing of such legislation would significantly change the competitive landscape of the telecommunications industry as a whole.

CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The Commission's initial order denied a refund request from an interexchange carrier and other parties that relates to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $140.

Form 10-Q - Part II                               U S WEST Communications, Inc.


                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

EXHIBIT NO.
- -----------

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

27 Financial Data Schedule

(b) REPORTS ON FORM 8-K Filed During the First Quarter:

    No reports on Form 8-K were filed during the first quarter of 1995.

Form 10-Q - Part II                               U S WEST Communications, Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 15, 1995                                /s/ James T. Helwig
                                            -------------------


                                           U S WEST Communications, Inc.
                                           James T. Helwig
                                           Vice President - Chief
                                           Financial Officer