Form 10-Q
period 1995-06-30
U S WEST COMMUNICATIONS INC
filed 1995-08-09
CIK 68622

_____________________________________________________________________________
__________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q
                                  ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No __
 ____________________________________________________________________________
___________________________________________________________________

  Form 10-Q - Part I     U S WEST Communications, Inc.


                              TABLE OF CONTENTS

  Item                                                               Page
-------------------------------------------------------------------  ----


PART I - FINANCIAL INFORMATION



1.  Financial Statements

Consolidated Statements of Operations -
      Three and six months ended June 30, 1995 and 1994                 3

Condensed Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                               4

Consolidated Statements of Cash Flows -
      Six months ended June 30, 1995 and 1994                           6

Consolidated Statements of Shareowner's Equity -
      Six months ended June 30, 1995 and 1994                           7

Notes to Consolidated Financial Statements                              8

2.  Management's Analysis - (Reduced disclosure format pursuant to
General Instruction H(2))                                              10



                         PART II - OTHER INFORMATION


6.  Exhibits and Reports on Form 8-K  19


Form 10-Q - Part I     U S WEST Communications, Inc.

 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 Dollars in millions

                                                   Three      Three      Six        Six
                                                   Months     Months     Months     Months
                                                   Ended      Ended      Ended      Ended
                                                   June 30,   June 30,   June 30,   June 30,
                                                        1995       1994       1995       1994
                                                   ---------  ---------  ---------  ---------

OPERATING REVENUES
  Local service                                    $   1,076  $   1,016  $   2,126  $   2,001
  Interstate access service                              591        556      1,180      1,118
  Intrastate access service                              184        179        372        353
  Long-distance network service                          294        345        593        696
  Other services                                         153        147        304        293
                                                   ---------  ---------  ---------  ---------
     Total operating revenues                          2,298      2,243      4,575      4,461

OPERATING EXPENSES
  Employee-related expenses                              767        738      1,497      1,455
  Other operating expenses                               365        401        756        799
  Taxes other than income taxes                          104         98        207        195
  Depreciation and amortization                          498        470        992        935
                                                   ---------  ---------  ---------  ---------
     Total operating expenses                          1,734      1,707      3,452      3,384

      Income from operations                             564        536      1,123      1,077

Interest expense                                          95         81        186        161
Gains on sales of rural telephone
      exchanges                                           15         24         78         48
Other expense - net                                       20          7         33         17
                                                   ---------  ---------  ---------  ---------

Income before income taxes                               464        472        982        947

Provision for income taxes                               175        177        370        355
                                                   ---------  ---------  ---------  ---------

NET INCOME                                         $     289  $     295  $     612  $     592
                                                   =========  =========  =========  =========

  See Notes to Consolidated Financial Statements.


Form 10-Q - Part I     U S WEST Communications, Inc.

 CONSOLIDATED BALANCE SHEETS (Unaudited)
 Dollars in millions

                                                 June 30,   December 31,
                                                      1995           1994
                                                 ---------  -------------

ASSETS

Current assets
     Cash and cash equivalents                   $      45  $         114
     Accounts receivable                             1,552          1,450
     Materials and supplies                            135            120
     Deferred tax asset                                284            280
     Other                                              62             48
                                                 ---------  -------------

Total current assets                                 2,078          2,012
                                                 ---------  -------------


Gross property, plant and equipment                 29,972         29,406
 Accumulated depreciation                           16,983         16,444
                                                 ---------  -------------

Property, plant and equipment - net                 12,989         12,962

Other assets                                           761            726
                                                 ---------  -------------


Total assets                                     $  15,828  $      15,700
                                                 =========  =============

See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I     U S WEST Communications, Inc.

 CONSOLIDATED BALANCE SHEETS  (Unaudited)
 Dollars in millions

                                                  June 30,    December 31,
                                                       1995            1994
                                                  ----------  --------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
     Short-term debt                              $   2,262   $       1,485
     Accounts payable                                   700             883
     Employee compensation                              275             283
     Current portion of restructuring charges           342             317
     Other                                            1,029             883
                                                  ----------  --------------

Total current liabilities                             4,608           3,851
                                                  ----------  --------------


Long-term debt                                        3,977           4,242
Postretirement and other postemployment benefit
     obligations                                      2,196           2,393
Deferred taxes, credits and other                     1,363           1,530

Shareowner's equity
     Common shares - one share without par value      7,286           7,286
     Cumulative deficit                              (3,602)         (3,602)
                                                  ----------  --------------

Total shareowner's equity                             3,684           3,684
                                                  ----------  --------------


Total liabilities and shareowner's equity         $  15,828   $      15,700
                                                  ==========  ==============

See Notes to Consolidated Financial Statements.


Form 10-Q - Part I     U S WEST Communications, Inc.

 CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
 Dollars in millions

Six Months Ended June 30,                                1995      1994
----------------------------------------------------  --------  --------

OPERATING ACTIVITIES
   Net income                                         $   612   $   592
   Adjustments
      Depreciation and amortization                       991       935
      Gains on sales of rural telephone exchanges         (78)      (48)
      Deferred income taxes and amortization
         of investment tax credits                         56        50
   Changes in operating assets and liabilities:
       Restructuring payments                            (172)      (63)
       Postretirement medical and life costs, net of
          cash fundings                                  (211)     (235)
       Accounts receivable                               (102)      (29)
       Materials, supplies and other                      (41)      (37)
       Accounts payable and accrued liabilities            41         -
   Other - net                                              5        37
                                                      --------  --------
   Cash provided by operating activities                1,101     1,202
                                                      --------  --------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment      (1,090)   (1,165)
   Proceeds from disposals of property, plant
      and equipment                                       112        47
                                                      --------  --------
   Cash (used) for investing activities                  (978)   (1,118)
                                                      --------  --------

FINANCING ACTIVITIES
   Net proceeds from repayment of short-term debt         569       149
   Proceeds from Issuance of long-term debt                 -       251
   Repayments of long-term debt                          (132)     (243)
   Dividends paid                                        (629)     (612)
   Equity infusions from parent                             -       360
                                                      --------  --------
   Cash (used for) financing activities                  (192)      (95)
                                                      --------  --------

CASH AND CASH EQUIVALENTS
   Decrease                                               (69)      (11)
   Beginning balance                                      114        67
                                                      --------  --------
   Ending balance                                     $    45   $    56
                                                      ========  ========

See Notes to Consolidated Financial Statements.


  Form 10-Q - Part I     U S WEST Communications, Inc.

 CONSOLIDATED STATEMENTS OF
        SHAREOWNER'S EQUITY  (Unaudited)
 Dollars in millions

Six Months Ended June 30,                           1995      1994
-----------------------------------------------  --------  --------

COMMON SHARES
   Balance at beginning of period                $ 7,286   $ 6,742
   Equity infusions from parent                        -       360
   Other                                               -         2
                                                 --------  --------
      Balance at end of period                     7,286     7,104

CUMULATIVE DEFICIT
   Balance at beginning of period                 (3,602)   (3,602)
   Net income                                        612       592
   Dividends declared                               (612)     (592)
                                                 --------  --------
   Balance at end of period                       (3,602)   (3,602)

TOTAL SHAREOWNER'S EQUITY                        $ 3,684   $ 3,502
                                                 ========  ========

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

B.  Recapitalization Proposal

The Board of Directors of U S WEST, Inc. ("U S WEST"), a Colorado corporation, has adopted a proposal (the "Recapitalization Proposal") that would change the state of incorporation of U S WEST from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of U S WEST's communications and multimedia businesses. Under the Recapitalization Proposal, shareholders of U S WEST will be asked to approve an Agreement and Plan of Merger between U S WEST and U S WEST, Inc., a Delaware corporation and wholly owned subsidiary of U S WEST ("U S WEST Delaware"), pursuant to which U S WEST would be merged (the "Merger") with and into U S WEST Delaware with U S WEST Delaware continuing as the surviving corporation. In connection with the Merger, the Certificate of Incorporation of U S WEST Delaware would be amended and restated (as so amended and restated, the "Restated Certificate") to, among other things, designate two classes of common stock of U S WEST Delaware, one class of which would be authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class of which would be authorized as U S WEST Media Group Common Stock ("Media Stock"). Upon consummation of the Merger, each share of existing common stock of U S WEST would be automatically converted into one share of Communications Stock and one share of Media Stock.

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

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995, and amendment one was filed on June 30, 1995.

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

Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Results of Operations

Comparative details of operations for the six months ended June 30 follow:

Six Months Ended June 30,                      1995    1994
-------------------------------------------  ------  ------

Operating revenues                           $4,575  $4,461

Operating expenses
  Employee-related expenses                   1,497   1,455
  Other operating expenses                      756     799
  Taxes other than income taxes                 207     195
  Depreciation and amortization                 992     935
Interest expense                                186     161
Gains on sales of rural telephone exchanges      78      48
Other expense - net                              33      17
                                             ------  ------
Income before income taxes                      982     947

Provision for income taxes                      370     355
                                             ------  ------

Net income                                   $  612  $  592
                                             ======  ======



For the six months ended June 30, 1995, the Company's net income was $612, a $20, or 3.4 percent, increase compared with the same period in 1994.
Excluding gains on the sales of certain rural telephone exchanges, of $49 and $31 year-to-date 1995 and year-to-date 1994, respectively, net income increased $2, or .4 percent, as compared to the same period of 1994.

Increased income at U S WEST Communications is attributable to higher demand for services and access line growth, and lower employee benefit costs, including the effects of certain benefit cost true-ups, largely offset by an increase in operating costs incurred to address current customer service issues.

Volume growth resulted in a 5.1 percent increase in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") for the six months ended June 30, 1995, as compared with the same period of 1994. EBITDA also excludes the sales of certain rural telephone exchanges. The Company considers EBITDA an important indicator of the operational strength and performance of the business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Sales & Other Revenues

                          Six        Six
                        Months     Months
                         Ended      Ended                 Lower                        Increase     Increase
                       June 30,   June 30,     Price    (Higher)                      (Decrease)   (Decrease)
                         1995       1994      Changes    Refunds    Growth    Other     Dollars     Percent
                       ---------  ---------  ---------  ---------  --------  -------  -----------  ----------
Local service          $   2,126  $   2,001  $      4   $      -   $   121   $    -   $      125         6.2
Interstate access          1,180      1,118       (18)       (10)       90        -           62         5.5
Intrastate access            372        353       (12)         5        19        7           19         5.4
Long-distance network        593        696       (15)         -       (28)     (60)        (103)      (14.8)
Other services               304        293         -          -         -       11           11         3.8
                       ---------  ---------  ---------  ---------  --------  -------  -----------  ----------
  Total revenues       $   4,575  $   4,461  $    (41)  $     (5)  $   202   $  (42)  $      114         2.6
                       ---------  ---------  ---------  ---------  --------  -------  -----------  ----------



Total operating revenues were $4,575, a $114, or 2.6 percent, increase over the prior year. Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of 509,000 access lines, or 3.6 percent, during the last 12 months. Excluding the effects of the sales of certain rural telephone exchanges, access lines increased by 591,000 lines, or 4.2 percent, during the last 12 months.

Higher  revenue  from  interstate access services resulted from an increase of
9.1 percent in interstate billed access minutes of use in the first six months of 1995 as compared with the same period of 1994, which more than offset the effects of price reductions. Intrastate access charges increased as a result of higher demand and the effects of multiple toll carrier plans implemented in Oregon and Washington in May and June 1994, respectively, partially offset by the impacts of price changes. These regulatory arrangements decreased long-distance network revenues by $62, increased intrastate access revenues by $12 and decreased access fees (otherwise paid to independent companies) by $42.

The increase in other services revenues is largely due to continued market penetration of new service offerings and higher revenues from customer premise equipment installations.

  Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Costs and Expenses

                                  Six        Six

                                Months     Months

                                 Ended      Ended     Increase     Increase

                               June 30,   June 30,   (Decrease)   (Decrease)

                                 1995       1994       Dollars     Percent
                               ---------  ---------  -----------  ----------
Employee-related expenses      $   1,497  $   1,455  $       42         2.9
eEmplo
yee-related expenses
Other operating expenses             756        799         (43)       (5.4)
Taxes other than income taxes        207        195          12         6.2
Depreciation and amortization        992        935          57         6.1
Interest expense                     186        161          25        15.5
Other expense-net                     33         17          16        94.1
Provision for income taxes           370        355          15         4.2
                               ---------  ---------  -----------  ----------



Higher employee-related expenses are a result of business growth and related customer service issues, which have been impacted by a temporary decline in productivity caused by a major rearrangement of resources due to restructuring. Growth in employee-related expenses is expected to continue throughout the remainder of the year. Overtime payments and contract labor increased employee-related expenses by approximately $95 from the first six months of 1994 to the first six months of 1995. Partially offsetting these increases were lower health-care benefit costs, including a reduction in the accrual for postretirement benefits, and certain benefit cost true-ups.

Since December 1993, the Company has separated 3,560 employees under the Restructuring Plan. (See "Restructuring Charges.") These separations have been partially offset by the addition of approximately 2,100 employees (a significant portion of which are temporary) primarily dedicated to improving customer service and also developing new business opportunities. Benefits from the net work-force reductions have offset wage and salary increases.

The Company estimates that it will achieve employee reductions of 9,000 in connection with the Restructuring Plan by the end of 1997. (See
"Restructuring Charges.") These employee reductions will be partially offset by the planned addition of some employees by the end of 1997 to accommodate business growth, including wireless and data transmission services.

Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Costs and Expenses (continued)

The decrease in other operating expenses was mainly attributable to a $42 reduction in access expense related to the effects of multiple toll carrier plans. The increase in depreciation and amortization expense was primarily a result of a higher depreciable asset base. Interest expense increased as a result of higher amounts of short-term debt combined with the effects of higher interest rates.

 Restructuring Charges

The Company's 1993 results reflect an $880 restructuring charge (pretax). The related Restructuring Plan is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new services for customers and centralize its service centers. The Company is consolidating 560 customer service centers into 26 centers in 10 cities and reducing its work force by approximately
9,000 employees.

The Restructuring Plan is scheduled to be completed by the end of 1997. Implementation to date has been driven by growth in the business and related service issues, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues may continue to affect the timing of the implementation of the Restructuring Plan.

Following is a schedule of the costs included in the Restructuring Plan:


                                           Actual   Estimate   Estimate   Estimate
                                              1994       1995       1996       1997  Total
                                           -------  ---------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)<F1>              $    19  $      67  $     104  $      65    $255
  Systems development                          118        145         97          -     360
  Real estate                                   50         77          3          -     130
  Relocation                                    21         52          2          -      75
  Retraining and other                           8         30         12         10      60
                                           -------  ---------  ---------  ---------  ------
Total cash expenditures                        216        371        218         75     880
Remaining 1991 plan employee costs(1)<F1>       56          -          -          -      56
                                           -------  ---------  ---------  ---------  ------
Total                                      $   272  $     371  $     218  $      75  $  936
                                           =======  =========  =========  =========  ======

 <F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at
December 31, 1993, aggregate $311.

Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Restructuring Charges (continued)
Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include new systems and the application of enhanced system functionality to existing single purpose systems to provide integrated, end-to-end customer service. A substantial portion of the work-force reductions will be enabled by developing new systems and enhanced system functionality, which will simplify the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

The Company estimates that full implementation of the Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings are expected to be offset by the effects of inflation. Future operating costs also will be impacted by business growth.

Employee Separation. Net employee reductions will total 9,000 under the Restructuring Plan. While the Company will separate 10,000 employees, approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and will be replaced. The estimated total cost for employee separations is $311, compared with $281 in the original estimate. The $30 cost associated with these additional employee separations has been reclassified from relocation to the reserve for employee separations.


The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997:


                             Estimate      Actual      Estimate   Estimate   Estimate
                               1994      1994(1)<F1>     1995       1996       1997      Total
                             ---------  -------------  ---------  ---------  ---------  -------
Employee separations
   Managerial                    1,061            497        862        840        521    2,720
  Occupational                   1,887          1,683      1,288      2,660      1,649    7,280
                             ---------  -------------  ---------  ---------  ---------  -------
  Total                          2,948          2,180      2,150      3,500      2,170   10,000
                             =========  =============  =========  =========  =========  =======





                             Estimate   Actual         Estimate   Estimate   Estimate
                                  1994   1994 (1)<F1>       1995       1996       1997  Total
                             ---------  -------------  ---------  ---------  ---------  -------
Employee separation amounts
  Managerial                 $      22  $           5  $      31  $      30  $      19  $    85
  Occupational                      15             14         36         74         46      170
                             ---------  -------------  ---------  ---------  ---------  -------
  Total                             37             19         67        104         65      255
  Remaining 1991 reserve            56             56          -          -          -       56
                             ---------  -------------  ---------  ---------  ---------  -------
  Total                      $      93  $          75  $      67  $     104  $      65  $   311
                             =========  =============  =========  =========  =========  =======


<F1>
 (1)   Includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

  Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Restructuring Charges (continued)

Employee Separation (continued)

Compared with the original estimates, employee reduction and separation amounts shown above have been reduced by 1,319 employees and $35, respectively, in 1995, and increased by 900 employees and $18 in 1996 and 2,170 employees and $65 in 1997, respectively.

Systems Development. The Company's existing information management systems were largely developed to support a monopoly environment. These systems have become increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new services that can be delivered quickly, reliably and economically. The Company believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the Company's initial strategy which placed more emphasis on the development of new systems.
  The Restructuring Plan is now less dependent on development of entirely new, untested systems and related technology.

The systems development program involves new systems and enhanced system functionality for systems that support the following core processes:

   Service Delivery - to support service on demand for all products and
  services.    These new systems and enhanced system functionality will permit one customer service representative to handle all facets of a customer's requirements as contrasted to the numerous points of customer interface required today.

   Service Assurance - for performance monitoring from one location and remote testing in the new environment, including identification and resolution of faults prior to customer impact.

   Capacity Provisioning - for integrated planning of future network capacity,
including the installation     of software controllable service components.

The direct, incremental and nonrecurring costs of providing new and enhanced system functionality follow:


                       Estimate   Actual   Estimate Estimate
                         1994      1994      1995     1996     Total
                       ---------  -------  ---------  -----  ---------
Service delivery          $35       $21       $21      $31      $73
Service assurance          45        12        24       28       64
Capacity provisioning      17        57        92       30      179
All other                   8        28         8        8       44
                       ---------  -------  ---------  -----  ---------
Total                    $105      $118      $145      $97     $360
                       =========  =======  =========  =====  =========




Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Restructuring Charges (continued)

Systems Development (continued)

The Company continues to review its estimates of systems expenditures under the Restructuring Plan. Management does not anticipate any material revisions in total estimated expenditures. However, should expenditures exceed the remaining reserve, additional amounts would be expensed as incurred.

Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. The key related administrative (i.e. general purpose) systems include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1994, 1993 and 1992. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Restructuring Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.

Progress Under the Restructuring Plan. Following is a reconciliation of restructuring activity since December 1993:


                                                                           Change in
                                                                          Relocation/
                            Reserve               Reserve   First Half     Employee     Reserve
                            Balance     1994      Balance      1995       Separation    Balance
                           12/31/93   Activity   12/31/94    Activity      Estimates    6/30/95
                           ---------  ---------  ---------  -----------  -------------  --------
Employee Separations
   Managerial              $      75  $       5  $      70  $        11  $          7   $     66
    Occupational                 150         14        136           28            23        131
                           ---------  ---------  ---------  -----------  -------------  --------
Total                            225         19        206           39            30        197

System Development
   Service delivery               73         21         52            7                       45
   Service assurance              64         12         52           11                       41
   Capacity provisioning         179         57        122           47                       75
   All other                      44         28         16            0                       16
                           ---------  ---------  ---------  -----------                 --------
Total                            360        118        242           65                      177

Real Estate                      130         50         80           50                       30
Relocation                       105         21         84           10           (30)        44
Retraining & other                60          8         52            9                       43
                           ---------  ---------  ---------  -----------                 --------
Total                            880        216        664          173             -        491
Remaining 1991 plan costs         56         56          -            -             -          -
                           ---------  ---------  ---------  -----------  -------------  --------

Total                      $     936  $     272  $     664  $       173             -   $    491
                           =========  =========  =========  ===========  =============  ========


Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

Restructuring Charges (continued)

 Progress Under the Restructuring Plan: (continued)


                                                          Cumulative
                                        First Half        Separations
                      1994 Separations  1995 Separations  At June 30, 1995
                      ----------------  ----------------  ----------------

Employee separations
  Managerial                       497               324               821
  Occupational                   1,683             1,056             2,739
                      ----------------  ----------------  ----------------
Total                            2,180             1,380             3,560
                      ================  ================  ================


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

A preliminary proxy statement on the Recapitalization Proposal was filed with the Securities and Exchange Commission on May 12, 1995, and amendment one was filed on June 30, 1995.

Other Items

U S WEST from time to time engages in discussions regarding acquisitions. U S WEST may fund such acquisitions with internally generated funds, debt or equity. The incurrence of indebtedness to fund such acquisitions and/or the assumption of indebtedness in connection with acquisitions, if significant, could result in a downgrading of the credit rating of U S WEST and/or the Company.

Broadband

In early 1994, U S WEST Communications filed applications with the FCC to install Broadband Network architecture in Denver; Minneapolis-St. Paul; Salt Lake City; Boise; and Portland, Oregon (collectively, the "Broadband Applications"). In May 1995, however, in order to fully assess the results of the Omaha trials and examine alternative technologies, including wireless cable and direct broadcast satellite services, U S WEST Communications withdrew the Broadband Applications. The Communications Group plans to incorporate the results of the Omaha trials , as well as applicable new technologies, into its Broadband Network architecture in order to develop an advanced Broadband Network that is responsive to the needs of customers.

Form 10-Q - Part I     U S WEST Communications, Inc.

 Item 2.  Management's Analysis (Dollars in millions)

OTHER ITEMS (continued)

Regulatory

Though Congress failed to pass telecommunications reform legislation in 1994, new telecommunications legislation has been introduced in both houses in 1995.
  The Senate passed a bill on June 16, 1995, and the House of Representatives passed a bill on August 4, 1995. The thrust of this legislation is to open up the network of local exchange carriers to further competition and to eliminate certain prohibitions upon local exchange carriers entering into other lines of business. The proposed legislation would (i) open local exchange service to competition and preempt states from imposing barriers preventing such competition, (ii) impose new unbundling and interconnection requirements on local exchange carrier networks, (iii) remove the MFJ prohibitions on interLATA services and manufacturing if certain competitive conditions are met, (iv) transfer any remaining MFJ requirements (including the MFJ's nondiscrimination provisions) to the FCC's jurisdiction, (v) impose requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminate many of the remaining cable and telephone company cross-ownership restrictions. There is, however, uncertainty concerning the outcome of such legislation and whether key differences between the House and Senate bills could be resolved in Conference Committee. The passing of such legislation would significantly change the competitive landscape of the telecommunications industry as a whole.

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

 (b)  Reports on Form 8-K filed during the second quarter

            (i) report dated June 20, 1995, concerning U S WEST, Inc.'s announcement with respect to key executive changes.

Form 10-Q - Part II     U S WEST Communications, Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     /s/  John W. Putnam


     U S WEST Communications, Inc.
     John W. Putnam
     Vice President and Controller


     August 9, 1995