Form 10-Q
period 1995-09-30
U S WEST COMMUNICATIONS INC
filed 1995-11-13
CIK 68622

26
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

              For the Quarterly Period Ended September 30, 1995

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

                              TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION






Item                                                                 Page

1.    Financial Statements
Consolidated Statements of Operations -
Three and nine months ended September 30, 1995 and 1994                 3

Condensed Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994                                4
Consolidated Statements of Cash Flows -
Nine months ended September 30, 1995 and 1994                           6

Consolidated Statements of Shareowner's Equity -
Nine months ended September 30, 1995 and 1994                           7

Notes to Consolidated Financial Statements                              8

2.  Management's Analysis - (Reduced disclosure format pursuant to
General Instruction H(2))                                              11




                         PART II - OTHER INFORMATION





6.  Exhibits and Reports on Form 8-K  21








Form 10-Q - Part I                            U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Dollars in millions





                                                Three Mos.    Three Mos.   Nine Mos.    Nine Mos.
                                                Ended         Ended        Ended        Ended
                                                Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
Dollars in millions                                    1995          1994        1995         1994

OPERATING REVENUES
  Local service                                 $     1,105   $     1,034  $    3,231   $    3,035
  Interstate access service                             594           573       1,774        1,691
  Intrastate access service                             186           188         558          541
  Long-distance network service                         298           323         891        1,019
  Other services                                        151           149         455          442
 Total operating revenues                             2,334         2,267       6,909        6,728

OPERATING EXPENSES
  Employee-related expenses                             780           752       2,277        2,207
  Other operating expenses                              403           400       1,159        1,199
  Taxes other than income taxes                          92            99         299          294
  Depreciation and amortization                         507           471       1,499        1,406
     Total operating expenses                         1,782         1,722       5,234        5,106

Income from operations                                  552           545       1,675        1,622
Interest expense                                         98            82         284          243
Gains on sales of rural telephone exchanges              34             -         112           48
Other expense - net                                      10             6          43           23
Income before income taxes and
      extraordinary item                                478           457       1,460        1,404
Provision for income taxes                              173           172         543          527
Income before extraordinary item                        305           285         917          877
Extraordinary item:
      Early extinguishment of debt, net of tax           (5)            -          (5)           -

NET INCOME                                      $       300   $       285  $      912   $      877


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I                U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)
Dollars in millions





                                     September 30,   December 31,
Dollars in millions                            1995           1994

ASSETS

Current assets
     Cash and cash equivalents       $           65  $         114
     Accounts receivable                      1,638          1,450
     Materials and supplies                     160            120
     Deferred tax asset                         274            280
      Other                                      38             48
Total current assets                          2,175          2,012

Gross property, plant and equipment          30,498         29,406
Accumulated depreciation                     17,289         16,444
Property, plant and equipment - net          13,209         12,962

Other assets                                    752            726

Total assets                         $       16,136  $      15,700


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I                U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS  (Unaudited)
Dollars in millions





                                                  September 30,    December 31,
Dollars in millions                                         1995            1994

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
     Short-term debt                              $        2,011   $       1,485
     Accounts payable                                        784             883
     Employee compensation                                   321             283
     Current portion of restructuring charges                342             317
     Other                                                   934             883

Total current liabilities                                  4,392           3,851


Long-term debt                                             4,465           4,242
Postretirement and other postemployment benefit
     obligations                                           2,249           2,393
Deferred taxes, credits and other                          1,346           1,530

Shareowner's equity
     Common shares - one share without par value           7,286           7,286
     Cumulative deficit                                   (3,602)         (3,602)

Total shareowner's equity                                  3,684           3,684


Total liabilities and shareowner's equity         $       16,136   $      15,700


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I                  U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
Dollars in millions





Nine Months Ended September 30,                          1995      1994

OPERATING ACTIVITIES
   Net income                                         $   912   $   877
   Adjustments
      Depreciation and amortization                     1,499     1,406
      Gains on sales of rural telephone exchanges        (112)      (48)
      Deferred income taxes and amortization
         of investment tax credits                        120       135
   Changes in operating assets and liabilities:
       Restructuring payments                            (253)     (156)
       Postretirement medical and life costs, net of
          cash fundings                                  (159)    ( 213)
       Accounts receivable                               (188)     (123)
       Materials, supplies and other                      (49)      (31)
       Accounts payable and accrued liabilities           (48)       15
   Other - net                                             17       (23)
   Cash provided by operating activities                1,739     1,839

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment      (1,696)   (1,732)
   Proceeds from disposals of property, plant
      and equipment                                       160        48
   Cash (used for) investing activities                (1,536)   (1,684)

FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt          406       286
   Proceeds from issuance of long-term debt               495       251
   Repayments of long-term debt                          (248)     (263)
   Dividends paid                                        (905)     (894)
   Equity infusions from parent                             -       451
    Cash (used for) financing activities                 (252)     (169)

CASH AND CASH EQUIVALENTS
   Decrease                                               (49)      (14)
   Beginning balance                                      114        67
   Ending balance                                     $    65   $    53


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I                    U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF
        SHAREOWNER'S EQUITY  (Unaudited)
Dollars in millions





Nine Months Ended September 30,       1995      1994

COMMON SHARES
   Balance at beginning of period  $ 7,286   $ 6,742
   Equity infusions from parent          -       451
   Other                                 -         -
     Balance at end of period        7,286     7,193

CUMULATIVE DEFICIT
   Balance at beginning of period   (3,602)   (3,602)
   Net income                          912       877
   Dividends declared                 (912)     (877)
   Balance at end of period         (3,602)   (3,602)

TOTAL SHAREOWNER'S EQUITY          $ 3,684   $ 3,591


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I                 U S WEST Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

A.   Summary of Significant Accounting Policies

Consolidated Financial Statements

The Consolidated Financial Statements have been prepared by U S WEST Communications, Inc. (the "Company"), a wholly owned subsidiary of U S WEST Inc., pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

B.  Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation ("U S WEST Colorado") voted to approve a proposal (the "Recapitalization Plan") adopted by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock that are intended to reflect separately the performance of the communications and multimedia businesses. Under the Recapitalization Plan, shareholders approved an Agreement and Plan of Merger between U S WEST Colorado and U S WEST, Inc., a Delaware corporation ("U S WEST"), pursuant to which U S WEST continues as the surviving corporation. In connection with the merger, the Certificate of Incorporation of U S WEST has been amended and restated to, among other things, designate two classes of common stock of U S WEST, one class of which is authorized as U S WEST Communications Group Common Stock ("Communications Stock"), and the other class is authorized as U S WEST Media Group Common Stock ("Media Stock"). Effective November 1, 1995, each share of common stock of U S WEST Colorado was converted into one share of Communications Stock and one share of Media Stock.

Form 10-Q - Part I                      U S WEST Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


B.  Recapitalization Plan (continued)

The Communications Stock and Media Stock are designed to provide shareholders with separate securities that are intended to reflect separately the communications businesses of the Company and certain other subsidiaries of U S WEST (the "Communications Group") and the U S WEST's multimedia businesses (the "Media Group" and, together with the Communications Group, the "Groups").

The Communications Group is comprised of U S WEST Communications, U S WEST Communications Services, Inc., U S WEST Communications Federal Services, Inc., U S WEST Advanced Technologies, Inc. and U S WEST Business Resources, Inc. U S WEST Communications comprised approximately 98 percent of the revenues and assets of the Communications Group in 1994.

The Media Group is comprised of U S WEST Marketing Resources Group, Inc., a publisher of White and Yellow Pages telephone directories, and provider of multimedia content and services, U S WEST NewVector Group, Inc., which provides communications and information products and services over wireless networks, U S WEST Multimedia Communications, Inc., which owns domestic cable television operations and investments, and U S WEST International Holdings, Inc., which primarily owns investments in international cable and telecommunications, wireless communications and directory publishing operations.

Dividends to be paid to the holders of Communications Stock will initially be $0.535 per share per quarter. Dividends on the Communications Stock will be paid at the discretion of the Board of Directors of U S WEST, based primarily upon the financial condition, results of operations and business requirements of the Communications Group and U S WEST as a whole. With regard to the Media Stock, the Board of Directors of U S WEST currently intends to retain future earnings, if any, for the development of the Media Group's businesses and does not anticipate paying dividends on the Media Stock in the foreseeable future.

Form 10-Q - Part I                     U S WEST Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


 C.   Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $140.

 D.     Debt

During third quarter 1995, the Company refinanced $410 of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, the Company refinanced $90 of long term debt. Expenses associated with the refinancing of long-term debt resulted in an extraordinary charge to income of $5, net of an income tax benefit of $3.

Subsequent to third quarter 1995, the Company refinanced $750 of commercial paper.

Form 10-Q - Part I                    U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results of Operations

Comparative details of operations for the nine months ended September 30 follow:





Nine Months Ended September 30,                       1995     1994

Operating revenues                                  $6,909   $6,728

Operating expenses
  Employee-related expenses                          2,277    2,207
  Other operating expenses                           1,159    1,199
  Taxes other than income taxes                        299      294
  Depreciation and amortization                      1,499    1,406
Interest expense                                       284      243
Gains on sales of rural telephone exchanges            112       48
Other expense - net                                     43       23
 Income before income taxes and extraordinary item   1,460    1,404

Provision for income taxes                             543      527
Income before extraordinary item                       917      877
Extraordinary item                                      (5)       -

Net income                                          $  912   $  877



For the nine months ended September 30, 1995, the Company's net income was $912, a $35, or 4.0 percent, increase compared with the same period in 1994. Excluding gains on the sales of certain rural telephone exchanges of $70 and $31 year-to-date 1995 and 1994, respectively, and the extraordinary item in 1995 of $5, net income increased $1, or .1 percent, as compared with the same period in 1994.

Increased income is attributable to higher demand for services and access line growth, and lower employee benefit costs, including the effects of certain benefit cost true-ups. Largely offsetting these items were an increase in operating costs incurred to address current customer service issues, increased depreciation expense and higher interest expense.

Form 10-Q - Part I                          U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Results of Operations (continued)

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 4.8 percent for the nine months ended September 30, 1995, as compared with the same period in 1994. The Company believes EBITDA is an important indicator of the operational strength of the business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Sales & Other Revenues

An analysis of changes in the Company's revenues follows:





                       Nine       Nine
                       Mos.       Mos.
                       Ended      Ended                 Lower                         Increase     Increase
                       Sept. 30   Sept. 30   Price       (Higher)                      (Decrease)   (Decrease)
                            1995       1994  Changes    Refunds    Growth    Other    Dollars      Percentage
Local service          $   3,231  $   3,035  $      9   $     (7)  $   194   $    -   $      196          6.5
Interstate access          1,774      1,691       (27)       (15)      126       (1)          83          4.9
Intrastate access            558        541       (24)         7        26        8           17          3.1
Long-distance network        891      1,019       (20)         -       (42)     (66)        (128)       (12.6)
Other services               455        442         -          -         -       13           13          2.9
  Total revenues       $   6,909  $   6,728  $    (62)  $    (15)  $   304   $  (46)         181          2.7



Total operating revenues were $6,909, a $181 or 2.7 percent increase over the prior year. Local service revenues increased principally as a result of higher demand for services, as evidenced by an increase of 495,000 access lines, or
3.5 percent, during the last 12 months. Access line growth was 4.2 percent as adjusted for sales of approximately 103,000 rural telephone access lines during the last 12 months.

Higher  revenues  from interstate access services resulted from an increase of
9.4 percent in interstate billed access minutes of use in the first nine months of 1995 as compared with the same period of 1994. The increased volume of business more than offset the effects of price reductions and refunds.

Intrastate access revenues increased primarily due to the impacts of multiple toll carrier plans.

Multiple toll carrier plans ("MTCP") implemented in Oregon and Washington in May and July 1994, respectively, allow independent telephone companies to act as toll carriers. The impact on the Company for the nine months ended September 30, 1995 was long-distance revenue losses of $62, partially offset by increases in intrastate access revenue of $12, and decreases in other operating expenses (i.e. access expense) of $42. These regulatory arrangements did not impact third quarter results.

Form 10-Q - Part I                  U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Sales & Other Revenues (continued)

Adjusted  for the effects of MTCP, long-distance network revenues decreased by
6.5 percent for the nine months ended September 30, 1995, compared with the same period last year. The decrease was primarily due to the effects of competition and rate reductions.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services and increases in inside wire services, partially offset by decreases in billing and collection revenues.

Costs and Expenses





                               Nine Mos.       Nine Mos.
                               Ended           Ended           Increase     Increase
                               September 30,   September 30,    (Decrease)   (Decrease)
                                         1995            1994  Dollars      Percentage

Employee-related expenses      $        2,277  $        2,207  $       70          3.2
Other operating expenses                1,159           1,199         (40)        (3.3)
Taxes other than income taxes             299             294           5          1.7
Depreciation and amortization           1,499           1,406          93          6.6
Interest expense                          284             243          41         16.9
Other expense-net                          43              23          20         87.0
Provision for income taxes                543             527          16          3.0




Higher employee-related expenses are primarily the result of initiatives to improve customer service and address business growth. Customer service has been impacted by temporary declines in productivity partly caused by restructuring efforts. Higher levels of employee-related expenses are expected to continue throughout the remainder of the year. Overtime payments and contract labor increased employee-related expenses by approximately $149 for the first nine months of 1995 as compared to the first nine months of 1994. Partially offsetting these increases was a reduction in the accrual for postretirement benefits, certain benefit cost true-ups and lower travel and conference expenses.

Form 10-Q - Part I              U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Costs and Expenses (continued)

Since December 1993, the Company has separated 4,299 employees under the Restructuring Plan. (See "Restructuring Charges.") These separations have been partially offset by the addition of approximately 2,600 employees (a significant portion of which are temporary) primarily dedicated to improving customer service and also developing new business opportunities. Benefits from the net work-force reductions have offset wage and salary increases.

The Company estimates that it will achieve employee reductions of 9,000 in connection with the Restructuring Plan by the end of 1997. (See "Restructuring Charges.") These employee reductions will be partially offset by the planned addition of some employees by the end of 1997 to accommodate business growth, including wireless cable and data transmission services.

Other operating expenses decreased primarily due to the effect of the multiple toll carrier plans. Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base. Interest expense increased primarily as a result of an increased use of debt financing.

 Restructuring

The Company's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan new systems and enhanced system functionality are being developed that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new services for customers and centralize its service centers. The Company is consolidating its 560 customer service centers into 26 centers in 10 cities and reducing its total work force by approximately 9,000 employees.
The Restructuring Plan is scheduled to be completed by the end of 1997. Implementation to date has been driven by growth in the business and related service issues, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues may continue to affect the timing of the implementation of the Restructuring Plan.

Form 10-Q - Part I                      U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Following is a schedule of the costs included in the Restructuring Plan:






                               Actual   Estimate   Estimate   Estimate
                                  1994       1995       1996       1997  Total
Cash expenditures:
  Employee separation (1)      $    19  $      75  $      96  $      65  $  255
  Systems development              118        145         97          -     360
  Real estate                       50         71          9          -     130
  Relocation                        21         23         31          -      75
  Retraining and other               8         27         15         10      60
Total cash expenditures            216        341        248         75     880
Remaining 1991 plan employee        56          -          -          -      56
     costs (1)
Total                          $   272  $     341  $     248  $      75  $  936


(1) Employee separation costs, including the balance of the 1991 restructuring reserve at December 31, 1993, aggregate $311.


Employee separation costs include severance payments, health-care coverage and postemployment education benefits. System development costs include new systems and the application of enhanced system functionality to existing single purpose systems to provide integrated, end-to-end customer service. A substantial portion of the work-force reductions will be enabled by developing new systems and enhanced system functionality, which will simplify the current, labor-intensive interfaces between existing processes. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

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

Form 10-Q - Part I                    U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

The following estimates of employee separations and related amounts reflect the extension of employee reductions into 1997:





                      Estimate  Actual    Estimate  Estimate  Estimate
                          1994  1994 (1)      1995      1996      1997  Total
Employee separations
  Managerial             1,061      497        612     1,090       521   2,720
  Occupational           1,887    1,683      1,638     2,310     1,649   7,280
  Total                  2,948    2,180      2,250     3,400     2,170  10,000





                             Estiimate   Actual     Estimate   Estimate   Estimate
                                   1994   1994 (1)       1995       1996       1997  Total
Employee separation amounts
  Managerial                 $       22  $      5   $      21  $      40  $      19  $   85
  Occupational                       15        14          54         56         46     170
  Total                              37        19          75         96         65     255
   Remaining 1991 reserve            56        56           -          -          -      56
  Total                      $       93  $     75   $      75  $      96  $      65  $  311


(1)   Includes the remaining employees and the separation amounts associated with the balance of the 1991 restructuring reserve at
December 31, 1993


Compared with the original estimates, employee reductions and separation amounts shown above have been reduced by 1,219 and $27 in 1995, and increased by 800 and $10 in 1996, and 2,170 and $65 in 1997.

Systems Development. The existing information management systems were largely developed to support a monopoly environment. These systems have become increasingly inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new services that can be delivered quickly, reliably and economically. The Company believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the initial strategy which placed more emphasis on the development of new systems. The Restructuring Plan is now less dependent on development of entirely new, untested systems and related technology.

Form 10-Q - Part I             U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

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

Capacity Provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:





                       Estimate   Actual   Estimate   Estimate
                            1994     1994       1995       1996  Total
Service delivery       $      35  $    21  $      21  $      31  $   73
Service assurance             45       12         24         28      64
Capacity provisioning         17       57         92         30     179
All other                      8       28          8          8      44
Total                  $     105  $   118  $     145  $      97  $  360



The Company continues to review its estimates of systems expenditures under the Restructuring Plan. Material revisions in total estimated expenditures are not anticipated. However, should expenditures exceed the remaining reserve, additional amounts would be expensed as incurred.

Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining data bases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1994, 1993 and 1992. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout the life of the Restructuring Plan. However, systems costs could increase relative to other operating costs as the business becomes more technology dependent.


Form 10-Q - Part I          U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity since December 1993.





                                                          First      Change in
                                                          Nine       Relocation/
                         Reserve               Reserve    Months     Employee       Reserve Balance
                         Balance         1994  Balance         1995  Separation              9/30/95
                          12/31/93  Activity    12/31/94  Activity   Estimates
Employee separations
  Managerial             $      75  $       5  $      70  $      19  $          7   $             58
  Occupational                 150         14        136         48            23                111
Total separations              225         19        206         67            30                169
Systems Development
  Service delivery              73         21         52         13                               39
  Service assurance             64         12         52         16                               36
  Capacity provisioning        179         57        122         65                               57
   All other                    44         28         16          3                               13
Total systems                  360        118        242         97                              145
Real estate                    130         50         80         58                               22
Relocation                     105         21         84         13           (30)                41
Retraining and other            60          8         52         18                               34
Total                          880        216        664        253                              411
Remaining 1991 Plan
    expenditures                56         56          0          -             -                  -
 Total                   $     936  $     272  $     664  $     253  $          -   $            411







                                                           Cumulative
                                        First Nine Months  Separations
                      1994 Separations   1995 Separations  At September 30,1995
Employee separations
  Managerial                       497                581                 1,078
  Occupational                   1,683              1,538                 3,221
Total                            2,180              2,119                 4,299



Recapitalization Plan

On October 31, 1995, the shareholders of U S WEST, Inc., a Colorado corporation and parent of the Company, voted to approve a proposal by the Board of Directors to reincorporate from Colorado to Delaware and create two classes of common stock, the Communications Stock and the Media Stock, which are intended to reflect separately the performance of the communications and multimedia businesses. For a more complete discussion on the Recapitalization Plan see Footnote B in the Notes to the Consolidated Financial Statements.

Form 10-Q - Part I                U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions) , continued

Broadband

In 1993, the Company announced its intention to build an interactive multimedia telecommunications network (the "Broadband Network") capable of providing voice, data and video services to customers within the region. Limited testing of the Broadband Network began in Omaha, Nebraska in December 1994. A market trial in the Omaha area that will cover up to 50,000 homes commenced in August 1995.

In early 1994, U S WEST Communications filed applications with the FCC to install Broadband Network architecture in Denver; Minneapolis-St. Paul; Salt Lake City; Boise; and Portland, Oregon (collectively, the "Broadband
Applications").    In May 1995, U S WEST Communications withdrew the Broadband
Applications.    The  Company  is evaluating the relative costs of alternative video technologies, as well as the near-term feasibility of interactive
services.   In order to satisfy anticipated demand for combined video and telephony services on a cost-effective basis, the Company's strategy may include selective investments in wireless cable technologies.

Regulatory

On October 11, 1995, the U.S. Justice Department recommended that U S WEST be allowed to offer long-distance telephone service outside its 14-state region. The agreement, among U S WEST, the Justice Department and AT&T, must be approved by U. S. District Court Judge Harold Greene, who oversees the consent decree that broke up AT&T in 1984, and barred the Regional Holding Companies from a number of businesses, including interLATA long distance.

If approved by Judge Greene, U S WEST will be able to offer long-distance service outside U S WEST's local service territory. Such an approval would mean that U S WEST would be the first Regional Holding Company allowed to offer interLATA long-distance service outside its region.

Union Contract

On October 2, 1995, U S WEST union members approved a new three-year contract with the Company. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases becoming effective in August each year. This lump sum payment will be recognized over the life of the contract. The agreement covers 33,000 Communications Workers of America members who work for U S WEST Communications and U S WEST Business Resources.

Form 10-Q - Part I              U S WEST Communications, Inc.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions), continued

Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing certain exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $140.

 Form 10-Q - Part II             U S WEST Communications, Inc.


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

(b)  Reports on Form 8-K filed during the third quarter

(i) report dated September 14, 1995, concerning U S WEST Communications, Inc.'s form of 6-5/8% Notes due 2005 and form of 7-1/4% Debentures due 2025.

Form 10-Q - Part II            U S WEST Communications, Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     U S WEST Communications, Inc.

          /s/ John W. Putnam
     By: __________________________________
     John W. Putnam
     Vice President-Controller

November 13, 1995