Form 10-K
period 1995-12-31
U S WEST COMMUNICATIONS INC
filed 1996-03-28
CIK 68622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K



        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1995

                                      OR

       [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the transition period from________to_______

                        Commission file number 1-3040

                        U S WEST COMMUNICATIONS, INC.





A Colorado Corporation  IRS Employer No.
                              84-0273800




                1801 California Street, Denver, Colorado 80202
                       Telephone Number (303) 896-3099

                            ______________________

         Securities registered pursuant to Section 12 (b) of the Act:





                                                             Name of each exchange
Title of each class                                          on which registered
-------------------                                          -----------------------

      Forty Year     3 1/4% Debentures due February 1, 1996  New York Stock Exchange



                            ______________________

     Securities registered pursuant to Section 12 (g) of the Act:  None.


THE REGISTRANT, AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   ***

*** Not applicable in that registrant is an indirect, wholly owned subsidiary.

The total number of pages contained in this report, including exhibits, is 62 and the exhibit index is on page 40.




     38

     3
                        U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K
                              TABLE OF CONTENTS






Item  Description                                                                  Page
----  ---------------------------------------------------------------------------  ----

      PART  I

1.    Business  (Abbreviated pursuant to General Instruction J (2))                   3
2.    Properties  (Abbreviated pursuant to General Instruction  J(2))                 4
3.    Legal Proceeding                                                                5
4.    Submission of Matters to a Vote of Security Holders  (Inapplicable).

      PART II

5.    Market for the Registrant's Common Equity and Related Shareowner
          Matters  (Inapplicable).
6.    Selected Financial Data  (Omitted pursuant to General Instruction  J (2)).
7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations (Omitted pursuant to General Instruction J (2).
        See "Management's Discussion.")                                               6
8.    Consolidated Financial Statements and Supplementary Data                       20
9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                         39

      PART III

10.   Directors and Executive Officers of the Registrant  (Omitted pursuant to
         General Instruction J (2)).
11.   Executive Compensation (Omitted pursuant to General Instruction  J (2)).
12.   Security Ownership of Certain Beneficial Owners and Management
      (Omitted pursuant to General Instruction J (2)).
13.   Certain Relationships and Related Transactions (Omitted pursuant to
        General Instruction J(2)).

      PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                40




                        U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                    PART I

ITEM 1.     BUSINESS

General

U S WEST Communications, Inc. ("U S WEST Communications" or the "Company") is incorporated under the laws of the State of Colorado and has its principal offices at 1801 California Street, Denver, Colorado 80202, telephone number
(303) 896-3099. The Company is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

Company Operations

The Company provides telecommunications services to more than 25 million residential and business customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (collectively, the "Region"). The Company serves approximately 80 percent of the Region's population and approximately 40 percent of its geographic area.

The  principal types of telecommunications services offered by the Company are
(i) local service, (ii) exchange access service (which connects customers to the facilities of interLATA service providers), and (iii) intraLATA long-distance network service. For the year ended December 31, 1995, local service, exchange access service and intraLATA long-distance network service accounted for 47%, 34% and 13%, respectively, of the sales and other revenues of the Company. At December 31, 1995, the Company had approximately 14,847,000 telephone network access lines in service, a 3.6% increase over
year-end 1994.   Excluding the effect of the sale of approximately 95,000
rural telephone access lines during 1995, access lines increased 4.2% over year-end 1994. In 1995, revenues from a single customer, AT&T, accounted for approximately 12% of the sales and other revenues of the Company. The Company expensed $14 million, $23 million and $42 million for research and development costs in 1995, 1994 and 1993, respectively.

The Company incurred capital expenditures of approximately $2.7 billion in 1995 and expects to incur approximately $2.5 billion in 1996. The 1995 capital expenditures of the Company were substantially devoted to the continued modernization of telephone plant, to improve customer services and to accommodate additional line capability in several states.

ITEM 2.     PROPERTIES

The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1995, the percentage distribution of total net telephone plant by major category for the Company was as follows:





a.  Connecting lines not on customers'
    premises  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  35%

b.  Telephone network equipment   .  .  .  .  .  .  .  .  .  .  .  .                  38%

c.  Land and buildings (occupied
    principally by central offices) .  .  .  .  .  .  .  .  .  .  .  .  .             14%

d.  General purpose computers and other.  .  .  .  .  .  .  .  .                      13%





At December 31, 1995, substantially all of the installations of central office equipment were located in buildings owned by the Company situated on land which it owns in fee, while many garages, and administrative and business offices were in leased quarters.

Total investment in telephone plant increased to $31.0 billion at December 31, 1995, from $29.4 billion at December 31, 1994, after giving effect to retirements, but before deducting accumulated depreciation. The Company's 1995 capital expenditures of $2.7 billion were substantially devoted to the continued modernization of telephone plant, including investments in fiber optic cable, to improve customer services and network productivity. 1996 capital expenditures are anticipated to be $2.5 billion and the majority of these are expected to be financed through internally generated funds.

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

                                   PART II

 MANAGEMENT'S DISCUSSION.   (Dollars in millions)

Results of Operations

Comparative details of income before extraordinary items for 1995 and 1994 follow:





                                                       Increase     Increase
                                                        (Decrease)   (Decrease)
                                    1995(1)   1994(2)  Dollars      Percentage
                                   --------  --------  -----------  -----------
Income before extraordinary items  $ 1,219   $ 1,175   $       44           3.7
Extraordinary items                     (8)        -           (8)            -
                                   --------  --------  -----------  -----------
Net income                         $ 1,211   $ 1,175   $       36           3.1
                                   ========  ========  ===========  ===========

<F1>
(1) 1995 income before extraordinary items includes a gain of $85 on the sales of certain rural telephone exchanges and $8 for costs associated with U S WEST, Inc.'s November 1, 1995 recapitalization.
<F2>
(2) 1994 income before extraordinary items includes a gain of $51 on the sales of certain rural telephone exchanges.


The Company's 1995 income before extraordinary items, excluding the effects of one-time items described in Note (1) to the table above, was $1,142, an increase of $18, or 1.6 percent, compared with $1,124 in 1994, also excluding the effects of one-time items. Total revenue growth of 3.2 percent was largely offset by significantly higher costs incurred to improve customer service and meet greater than expected business growth. Net income growth will also be limited in 1996 while the Company continues to commit significant resources to meet customer service objectives and broaden its range of product and service offerings.

During 1995, the Company refinanced $145 of long-term debt. Expenses associated with the refinancings resulted in extraordinary charges of $8, net of tax benefits of $5.

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 5.2 percent as compared with 1994. The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

Operating Revenues

An analysis of changes in operating revenues follows:





                                                  Lower                         Incr.      Incr.
                                       Price       (Higher)                       (Decr.)   (Decr.)
                         1995    1994  Changes    Refunds    Demand    Other    Dollars    Percent
                       ------  ------  ---------  ---------  --------  -------  ---------  --------
Local service          $4,344  $4,067  $     35   $    (10)  $   273   $  (21)  $    277       6.8
Interstate access       2,378   2,269       (66)        (2)      191      (14)       109       4.8
Intrastate access         747     729       (31)         8        36        5         18       2.5
Long-distance network   1,189   1,329       (23)        (1)      (54)     (62)      (140)    (10.5)
Other services            626     604         -          -         -       22         22       3.6
                       ------  ------  ---------  ---------  --------  -------  ---------  --------
Total                  $9,284  $8,998  $    (85)  $     (5)  $   446   $  (70)  $    286       3.2
                       ======  ======  =========  =========  ========  =======  =========  ========


Approximately 59 percent of the revenues of the Company are derived from the states of Arizona, Colorado, Minnesota and Washington. Approximately 29 percent of the access lines in service are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1995, business access lines grew 5.4 percent while residential access lines increased 2.8 percent.

The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. During 1995, revenues from new product and service offerings were $491, an increase of 57 percent as compared with 1994. These revenues primarily consist of caller identification, voice messaging, call waiting and high-speed data network transmission services.

Local service revenues include local telephone exchange, local private line and public telephone services. In 1995, local service revenues increased principally as a result of higher demand for new and existing services, and demand for second lines. Local service revenues from new services increased $92, or 78 percent, as compared with 1994. Reported total access lines increased 511,000, or 3.6 percent, of which 161,000 were second lines. Second line installations increased 25.5 percent as compared with 1994. Access line growth was 4.2 percent adjusted for the sale of approximately 95,000 rural telephone access lines during the last 12 months.

Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 33 percent of access revenues and 12 percent of total revenues are derived from providing access service to AT&T.

Higher  revenues from interstate access services were driven by an increase of
9.2 percent in interstate billed access minutes of use. The increased business volume more than offset the effects of price reductions and refunds. The Company reduced prices for interstate access services in both 1995 and 1994 as a result of Federal Communications Commission ("FCC") orders and competitive pressures. Intrastate access revenues increased primarily due to the impacts of increased business volume and the multiple toll carrier plans, partially offset by the impacts of rate changes.

Long-distance revenues are derived from calls made within the LATA boundaries of the Region. During 1995 and 1994, long-distance revenues were impacted by the implementation of multiple toll carrier plans ("MTCPs") in Oregon and Washington in May and July 1994, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1995 impact of the MTCPs was long-distance revenue losses of $62, partially offset by increases in intrastate access revenues of $12 and decreases in other operating expenses (i.e. access expense) of $42 as compared with 1994. These regulatory arrangements have decreased annual net income by approximately $10.
  Similar changes in other states could occur, though the impact on 1996 net income would not be material.

Excluding the effects of the MTCPs, long-distance revenues decreased by 5.9 percent in 1995, primarily due to the effects of competition and rate reductions. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer these services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, are recovered through access charges paid by the interexchange carriers. Erosion in long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996. Annual long-distance revenue losses could approximate $30 as a result of these changes. The Company is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services.

Revenues from other services primarily consist of billing and collection services provided to interexchange carriers, voice messaging services, high-speed data transmission services, and sales of service agreements related to inside wiring .

During 1995, revenues from other services increased $22, primarily as a result of continued market penetration in voice messaging services and sales of high-speed data transmission services. Revenue growth from other services is also attributable to maintenance contracts for inside wire services. These increases were partially offset by a decrease of $20 in revenues from billing and collection services. The decline in billing and collection revenues is primarily related to lower contract prices and a decrease in the volume of services provided to AT&T.

Costs and Expenses





                                               Increase     Increase
                                                (Decrease)   (Decrease)
                                 1995    1994  Dollars      Percentage
                               ------  ------  -----------  -----------
Employee-related expenses      $3,079  $2,930  $      149          5.1
Other operating expenses        1,587   1,653         (66)        (4.0)
Taxes other than income taxes     371     378          (7)        (1.9)
Depreciation and amortization   2,022   1,887         135          7.2
Interest expense                  386     331          55         16.6
Other expense - net                58      20          38            -


Employee-related expenses include basic salaries and wages, overtime, benefits (including pension and health care), payroll taxes and contract labor. During 1995, improving customer service was the Company's first priority. Overtime payments and contract labor expense associated with customer service initiatives increased employee-related costs by approximately $178 compared with 1994. Expenses related to the addition of approximately 2,800 employees in 1995 (including the absorption of certain employee transfers from affiliate companies) also increased employee-related costs. These expenses were incurred to handle the higher than anticipated volume of business and to meet new business opportunities. Partially offsetting these increases was a $32 reduction in the accrual for postretirement benefits, a $19 decrease in travel expense and reduced expenses related to employee separations under reengineering and streamlining initiatives. The Company will continue to add employees to address customer service issues and growth in the core business. Costs related to these work-force additions will partially offset the benefits of employee separations achieved through restructuring. (See "Restructuring Charge.")

Other operating expenses include access charges (incurred for the routing of long-distance traffic through the facilities of independent companies), network software expenses and other general and administrative costs. During 1995, other operating expenses decreased primarily due to the effects of the multiple toll carrier plans and a reduction in expenses related to project funding at Bell Communications Research, Inc. ("Bellcore"), of which U S WEST Communications has a one-seventh ownership interest. These decreases in other operating expenses were partially offset by increases in costs associated with increased sales of products and services, including bad debt expense.

Taxes other than income taxes, which consist primarily of property taxes, decreased 1.9 percent in 1995, primarily due to favorable property tax valuations and mill levies as compared with 1994. As a result of these valuations and mill levies, 1995 fourth-quarter accruals decreased by $20 as compared with fourth-quarter 1994.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of the sales of certain rural telephone exchanges.

Interest expense increased primarily as a result of an increased use of debt financing. The increase in other expense is largely attributable to $8 of costs associated with U S WEST, Inc.'s November 1, 1995 recapitalization.

Provision for Income Taxes





                                            Decrease    Decrease
                             1995    1994   Dollars     Percentage
                            ------  ------  ----------  -----------
Provision for income taxes  $ 698   $ 706   $      (8)        (1.1)
Effective tax rate           36.4%   37.5%          -            -


The decrease in the effective tax rate resulted primarily from the effects of a research and experimentation credit and adjustments for prior periods.

Restructuring Charge

The Company's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer products and services for customers, and centralize its service centers. The Company has consolidated its 560 customer service centers into 26 centers in 10 cities and plans on reducing its work force by approximately 10,000 employees. All service centers are operational and supported by new systems and system functionality.

The Restructuring Plan is expected to be substantially completed by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

The Company estimates that full implementation of the 1993 Restructuring Plan will reduce employee-related expenses by approximately $400 per year. These savings related to work-force reductions will be offset by the effects of inflation and a variety of other factors. These factors include costs related to the achievement of customer service objectives, and increased demand for existing services. (See "Costs and Expenses.")

Following is a schedule of the costs included in the Restructuring Plan:





                                           1994     1995       1996       1997
                                        Actual   Actual   Estimate   Estimate   Total
                                        -------  -------  ---------  ---------  ------
Employee separation (1)                 $    19  $    76  $      33  $     127  $  255
Systems development                         118      129        113          -     360
Real estate                                  50       66         14          -     130
Relocation                                   21       21         20         13      75
Retraining and other                          8       23         22          7      60
                                        -------  -------  ---------  ---------  ------
Total 1993 Restructuring Plan               216      315        202        147     880
Remaining 1991 plan employee costs (1)       56        -          -          -      56
                                        -------  -------  ---------  ---------  ------
Total                                   $   272  $   315  $     202  $     147  $  936
                                        =======  =======  =========  =========  ======

<F1>
(1) Employee separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $311.

Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Systems development costs include new systems and the application of enhanced system functionality to existing, single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

Employee Separation Under the Restructuring Plan, the Company anticipates the separation of 10,000 employees. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $311 from $281, as compared with the original estimate. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

Annual employee separations and employee-separation amounts under the Restructuring Plan follow:





                                1994 (1)   1994 (1)       1995     1995           1996          1997
                              Estimate    Actual     Estimate   Actual   Estimate(2)    Estimate(2)   Total
                              ----------  ---------  ---------  -------  -------------  ------------  -------
Employee separations:
  Managerial                      1,061        497         612      682            202         1,357    2,738
  Occupational                    1,887      1,683       1,638    1,643            798         3,138    7,262
                              ----------  ---------  ---------  -------  -------------  ------------  -------
  Total                           2,948      2,180       2,250    2,325          1,000         4,495   10,000
                              ==========  =========  =========  =======  =============  ============  =======

                                1994 (1)   1994 (1)       1995     1995           1996          1997
                              Estimate    Actual     Estimate   Actual   Estimate (2)   Estimate(2)   Total
Employee-separation amounts:
  Managerial                  $      22   $      5   $      21  $    30  $           9  $         54  $    98
  Occupational                       15         14          54       46             24            73      157
                              ----------  ---------  ---------  -------  -------------  ------------  -------
  Total                              37         19          75       76             33           127      255
  Remaining 1991 reserve             56         56           -        -              -             -       56
                              ----------  ---------  ---------  -------  -------------  ------------  -------
  Total                       $      93   $     75   $      75  $    76  $          33  $        127  $   311
                              ==========  =========  =========  =======  =============  ============  =======

<F1>
(1)  Includes the remaining employees and the separation amounts associated with the balance of a 1991 restructuring reserve at December 31, 1993.
<F2>
(2)  A significant number of the employee reductions originally scheduled for 1996 will be delayed while the
Company focuses on overtime and contract-labor expenses.  The Restructuring Plan  is expected to be substantially complete by the end of 1997.


Compared with the original estimates, employee reductions and separation amounts shown above have been reduced by 1,600 employees and $53, respectively, in 1996, and increased by 4,495 employees and $127, respectively, in 1997.

Systems Development The existing information management systems were largely developed to support a monopoly environment. These systems were inadequate due to the effects of increased competition, new forms of regulation and changing technology that have driven consumer demand for new products and services that can be delivered quickly, reliably and economically. The Company believes that improved customer service, delivered at lower cost, can be achieved by a combination of new systems and introducing new functionality to existing systems. This is a change from the initial strategy which placed more emphasis on the development of new systems.

The systems development program involves new systems and enhanced system functionality for systems that support the following core processes:

   Service Delivery - to support service on demand for all products and services. These new systems and enhanced system functionality permit customer calls to be directed to those service representatives who can meet their requirements. This process will provide enhanced information to the service representatives regarding the customer requests and the ability of the Company to fulfill them.

   Service Assurance - for performance monitoring from one location and remote testing in the new environment, including identification and resolution of faults prior to customer impact.

   Capacity Provisioning - for integrated planning of future network capacity, including the installation of software controllable service components.

Certain of the new systems and enhanced system functionality have been implemented in the service centers and have simplified the labor-intensive interfaces between systems processes in existence prior to the Restructuring Plan. Enhanced system functionality introduced under the Restructuring Plan since its inception includes the following:

--    The  ability to determine facilities' availability while the customer is placing an order;

--   Automated engineering of central office facilities and automated updating of central office facilities' records;

--    The  ability to track the status of complex network design jobs from the customer's perspective; and

-- Systems that accurately diagnose network problems and prepare repair packages to correct the problems identified.

The direct, incremental and nonrecurring costs of providing new systems and enhanced system functionality follow:





                            1994     1994       1995     1995       1996
                       Estimate   Actual   Estimate   Actual   Estimate   Total
                       ---------  -------  ---------  -------  ---------  ------
Service delivery       $      35  $    21  $      21  $    19  $      44  $   84
Service assurance             45       12         24       22         26      60
Capacity provisioning         17       57         92       85         42     184
All other                      8       28          8        3          1      32
                       ---------  -------  ---------  -------  ---------  ------
Total                  $     105  $   118  $     145  $   129  $     113  $  360
                       =========  =======  =========  =======  =========  ======



Systems expenses charged to current operations consist of costs associated with the information management function, including planning, developing, testing and maintaining databases for general purpose computers, in addition to systems costs related to maintenance of telephone network applications. Other systems expenses are for administrative (i.e. general purpose) systems which include customer service, order entry, billing and collection, accounts payable, payroll, human resources and property records. Ongoing systems costs comprised approximately six percent of total operating expenses in 1995, 1994 and 1993. The Company expects systems costs charged to current operations as a percent of total operating expenses to approximate the current level throughout 1996. Systems costs could increase relative to other operating costs as the business becomes more technology dependent.

Progress Under the Restructuring Plan

 Following is a reconciliation of restructuring reserve activity since December 1993:





                                  Reserve               Reserve                            Reserve
                                   Balance        1994  Balance         1995  Change in     Balance
                                   12/31/93  Activity    12/31/94  Activity   Estimates     12/31/95
                                  ---------  ---------  ---------  ---------  -----------  ---------
Employee separation:
Managerial                        $      75  $       5  $      70  $      30  $       23   $      63
Occupational                            150         14        136         46           7          97
                                  ---------  ---------  ---------  ---------  -----------  ---------
Total employee separation               225         19        206         76          30         160
Systems development:
Service delivery                         73         21         52         19          11          44
Service assurance                        64         12         52         22          (4)         26
Capacity provisioning                   179         57        122         85           5          42
All other                                44         28         16          3         (12)          1
                                  ---------  ---------  ---------  ---------  -----------  ---------
Total systems development               360        118        242        129           -         113
Real estate                             130         50         80         66           -          14
Relocation                              105         21         84         21         (30)         33
Retraining and other                     60          8         52         23           -          29
                                  ---------  ---------  ---------  ---------  -----------  ---------
Total 1993 Restructuring Plan           880        216        664        315           -         349
Remaining 1991 plan expenditures         56         56          -          -           -           -
                                  ---------  ---------  ---------  ---------  -----------  ---------
Total                             $     936  $     272  $     664  $     315  $        -   $     349
                                  =========  =========  =========  =========  ===========  =========









                                                Cumulative
                             1994         1995  Separations at
                      Separations  Separations  Dec. 31, 1995
                      -----------  -----------  --------------
Employee separation:
  Managerial                  497          682           1,179
  Occupational              1,683        1.643           3,326
                      -----------  -----------  --------------
Total                       2,180        2,325           4,505
                      ===========  ===========  ==============


Regulatory Issues

On February 1, 1996, the House and Senate approved the Telecommunications Act of 1996 (the "1996 Act") which is intended to promote competition between local telephone companies, long-distance carriers and cable television operators. The 1996 Act was signed into law on February 8, 1996, and replaces the antitrust consent decree that broke up the "Bell System" in 1984. A major provision of the legislation includes the preemption of state regulations that govern competition by allowing local telephone companies, long-distance carriers and cable television companies to enter each other's lines of business. Consequently, the Regional Bell Operating Companies ("RBOCs") are immediately permitted to offer wireline interLATA toll services out of their regions. However, to participate in the interLATA long-distance market within their regions, the RBOCs must first open their local networks to facilities-based competition by satisfying a detailed checklist of requirements, including requirements related to interconnection and number portability.

Other key provisions of the 1996 Act: (1) eliminate most of the regulation of cable television rates within three years and eliminate the ban on cross-ownership between cable television and telephone companies in small communities; (2) permit the RBOCs to develop new, competitive cable systems within their regions and to acquire or build wireless cable systems; (3) provide partial relief from the ban against manufacturing telecommunications equipment by the RBOCs; and (4) permit wireless operators to provide interLATA toll service in and out of region without a separate subsidiary and to jointly market or resell cellular service.

The FCC and state regulators have been given latitude in interpreting and overseeing the implementation of this legislation, including developing universal service funding policy. The extent and timing of future competition, including the Company's ability to offer in-region interLATA long-distance services, will depend in part on the implementation guidelines determined by the FCC and state regulators, and how quickly the Company can satisfy requirements of the checklist. The Company estimates that fulfillment of the checklist requirements could occur in the majority of its states within 12 to 18 months.

The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. However, the FCC's price cap plan includes sharing of earnings in excess of authorized levels. In March 1995, the FCC issued an interim order on price cap regulation. The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs and has resulted in reduced access prices paid by interexchange carriers to local telephone companies. The interim order also provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1995, the Company selected the lowest productivity option, while prior to this interim order, the Company used an optional higher productivity factor in determining its prices. Consequently, the Company expects the order to have no significant near-term impact.

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $150.

The Company is subject to varying degrees of federal and state regulation. The Company's regulatory strategy includes working to:

--  Achieve accelerated capital recovery;

-- Reprice local services to cover costs and ensure these services are subsidy free, while lowering toll and access rates to meet competition; and

--    Ensure  that the new rules associated with the Telecommunications Act of
1996 concerning the unbundling of interconnection, resale of services and universal service do not advantage one competitor over another.

The Company is currently working with state regulators to gain approval of these initiatives.

Interest Rate Risk Management

The Company is exposed to market risks arising from changes in interest rates.
  Derivative financial instruments are used to manage this risk. The Company does not use derivative financial instruments for trading purposes.

The objective of the interest rate risk management program is to minimize the total cost of debt. Interest rate swaps are used to adjust the ratio of fixed- to variable-rate debt. The market value of the debt portfolio including interest rate swaps, is monitored and compared with predetermined benchmarks to evaluate the effectiveness of the risk management program.

Notional amounts of interest rate swaps outstanding were $784 and $781 at December 31, 1995 and 1994, respectively, with various maturities extending to 2001. The estimated effect of the Company's interest rate derivative transactions was to adjust the level of fixed-rate debt from 89 percent to 98 percent of the total debt portfolio at December 31, 1995 and from 74 percent to 86 percent of the total debt portfolio at December 31, 1994.

In conjunction with the 1993 debt refinancing, the Company executed forward contracts to sell U.S. Treasury bonds to lock in the U.S. Treasury rate component of $1.5 billion of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the new debt.

Other Items

In connection with U S WEST's February 27, 1996 announcement of a planned merger with Continental Cablevision, U S WEST, Inc.'s credit rating is being reviewed by credit rating agencies, which may result in a downgrading. The credit rating of the Company was not placed under review by Moody's, has been reaffirmed by Duff and Phelps, and is under review by Fitch and Standard & Poors.

On October 2, 1995, union members approved a new three-year contract with U S WEST. The contract provides for salary increases of 10.6 percent over three years effective January 1 of each year. The contract also provides employees with a lump sum payment of $1,500 in lieu of wage increases becoming effective in August of each year. This lump sum payment is being recognized over the life of the contract. The agreement covers approximately 30,000 Communications Workers of America members who work for the Company.



                        U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART II

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.

We have audited the consolidated financial statements and the consolidated financial statement schedule of U S WEST Communications, Inc. listed in the index on page 40 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST Communications, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993.

Coopers & Lybrand L.L.P.

Denver, Colorado
February 12, 1996


                        U S WEST COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATION





----------------------------------------------------------------    ---------   Year Ended December 31,    -------
                                                                                ------------------------
Dollars in millions                                                      1995                       1994      1993
-----------------------------------------------------------------  -----------  ------------------------  ---------
Operating revenues:
  Local service                                                    $    4,344   $                  4,067  $  3,829
  Interstate access service                                             2,378                      2,269     2,147
  Intrastate access service                                               747                        729       682
  Long-distance network services                                        1,189                      1,329     1,442
  Other services                                                          626                        604       556
                                                                   -----------  ------------------------  ---------
    Total operating revenues                                            9,284                      8,998     8,656

Operating expenses:
  Employee-related expenses                                             3,079                      2,930     2,870
  Other operating expenses                                              1,587                      1,653     1,646
  Taxes other than income taxes                                           371                        378       380
  Depreciation and amortization                                         2,022                      1,887     1,806
  Restructuring charge                                                      -                          -       880
                                                                   -----------  ------------------------  ---------
    Total operating expenses                                            7,059                      6,848     7,582
                                                                   -----------  ------------------------  ---------
Income from operations                                                  2,225                      2,150     1,074

Interest expense                                                          386                        331       374
Gains on sales of rural telephone exchanges                               136                         82         -
Other expense - net                                                        58                         20        13
                                                                   -----------  ------------------------  ---------
Income before income taxes and extraordinary items                      1,917                      1,881       687
Provision for income taxes                                                698                        706       252
                                                                   -----------  ------------------------  ---------
Income before extraordinary items                                       1,219                      1,175       435
Extraordinary items:
  Discontinuance of SFAS No. 71, net of tax                                 -                          -    (3,041)
  Early extinguishment of debt, net of tax                                 (8)                         -       (77)
                                                                   -----------  ------------------------  ---------
NET INCOME (LOSS)                                                  $    1,211   $                  1,175  $ (2,683)
                                                                   ===========  ========================  =========




The accompanying notes are an integral part of the Consolidated Financial Statements.

                        U S WEST COMMUNICATIONS, INC.

                         CONSOLIDATED BALANCE SHEETS





                                                                      December 31,    December 31,
Dollars in millions                                                            1995            1994
--------------------------------------------------------------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents                                        $         191   $         114
     Accounts and notes receivable, less allowance for credit losses
       of $30 and $28, respectively                                           1,546           1,450
     Materials and supplies                                                     142             120
     Deferred tax asset                                                         240             280
     Prepaid and other                                                           43              48
                                                                      --------------  --------------
Total current assets                                                          2,162           2,012
                                                                      --------------  --------------
Property, plant and equipment, net                                           13,448          12,962
Other assets                                                                    740             726
                                                                      --------------  --------------
Total assets                                                          $      16,350   $      15,700
                                                                      ==============  ==============

 LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities:
     Short-term debt                                                  $         995   $       1,485
     Accounts payable                                                           864             883
     Employee compensation                                                      281             283
     Dividends payable                                                          299             125
     Current portion of restructuring charge                                    270             317
     Advanced billing and customer deposits                                     223             211
     Other                                                                      559             547
                                                                      --------------  --------------
Total current liabilities                                                     3,491           3,851
                                                                      --------------  --------------
Long-term debt                                                                5,411           4,242
Postretirement and other postemployment benefit obligations                   2,316           2,393
Deferred income taxes                                                           749             599
Unamortized investment tax credits                                              199             231
Deferred credits and other                                                      438             700

Shareowner's equity
     Common shares - one share without par value, owned by parent             7,348           7,286
     Cumulative deficit                                                      (3,602)         (3,602)
                                                                      --------------  --------------
Total shareowner's equity                                                     3,746           3,684
                                                                      --------------  --------------
 Total liabilities and shareowner's equity                            $      16,350   $      15,700
                                                                      ==============  ==============



Contingencies (see Note 11 to the Consolidated Financial Statements)


The accompanying notes are an integral part of the Consolidated Financial Statements.

                        U S WEST COMMUNICATIONS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS





Year Ended December 31,
Dollars in millions                                                            1995      1994      1993
--------------------------------------------------------------------------  --------  --------  --------
OPERATING ACTIVITIES
   Net income (loss)                                                        $ 1,211   $ 1,175   $(2,683)
   Adjustments to net income (loss):
      Discontinuance of SFAS No. 71                                               -         -     3,041
      Restructuring charge                                                        -         -       880
      Depreciation and amortization                                           2,022     1,887     1,806
      Gains on sales of rural telephone exchanges                              (136)      (82)        -
      Deferred income taxes and amortization of investment tax credits          158       223      (204)
   Changes in operating assets and liabilities:
      Postretirement medical and life costs, net of cash fundings               (93)     (198)     (132)
      Restructuring payments                                                   (315)     (272)     (104)
      Accounts receivable                                                       (96)      (59)      (67)
      Materials, supplies and other                                             (45)      (53)      (76)
      Accounts payable and accrued liabilities                                   24      (116)      130
   Other - net                                                                   27        (4)      112
                                                                            --------  --------  --------
   Cash provided by operating activities                                      2,757     2,501     2,703
                                                                            --------  --------  --------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                            (2,437)   (2,230)   (2,190)
   Proceeds from (payments on) disposals of property, plant and equipment       (18)        3        42
   Proceeds from sale of rural telephone exchanges                              214        93         -
                                                                            --------  --------  --------
   Cash (used for) investing activities                                      (2,241)   (2,134)   (2,148)
                                                                            --------  --------  --------
FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance of short-term debt               (778)      342       708
   Proceeds from issuance of long-term debt                                   1,647       251     2,282
   Repayments of long-term debt                                                (327)     (285)   (2,948)
   Dividends paid on common stock                                            (1,037)   (1,172)     (852)
   Equity infusions from parent                                                  56       544       269
                                                                            --------  --------  --------
   Cash provided by (used for) financing activities                            (439)     (320)     (541)
                                                                            --------  --------  --------
CASH AND CASH EQUIVALENTS
   Increase                                                                      77        47        14
   Beginning balance                                                            114        67        53
                                                                            --------  --------  --------
   Ending balance                                                           $   191   $   114   $    67
                                                                            ========  ========  ========




The accompanying notes are an integral part of the Consolidated Financial Statements.
                        U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The Consolidated Financial Statements include the accounts of U S WEST Communications, Inc., and its wholly owned subsidiaries (the "Company"). The Company is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST"). The Company was formed as a result of the January 1, 1991, merger of The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company. The merger was accounted for as a transfer of assets among entities under common control similar to that of a pooling-of-interests.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

Industry Segment The Company primarily provides regulated communications services to more than 25 million residential and business customers in the Company's region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Company include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Company provides other products and services, including custom calling, voice messaging, caller identification and high-speed data applications.

Approximately 59 percent of the Company's revenues are derived from the states of Arizona, Colorado, Minnesota and Washington.

Significant Concentrations The largest volume of the Company's services are provided to AT&T. During 1995, 1994 and 1993, revenues related to those services provided to AT&T were $1,085, $1,130 and $1,159, respectively. Related accounts receivable at December 31, 1995 and 1994 totaled $91 and $98, respectively. As of December 31, 1995, the Company is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents   Cash and cash equivalents include highly liquid
investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

Materials and Supplies New and reusable materials of the Company are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value.

Property, Plant and Equipment The investment in property, plant and equipment is carried at cost, less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

The Company's provision for depreciation of property, plant and equipment is based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. In third quarter 1993, the Company discontinued accounting for its regulated telephone operations under Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." (See Note 4 to the Consolidated Financial Statements.) Prior to discontinuing SFAS No. 71, depreciation was based on lives specified by regulators.

When the depreciable property, plant and equipment of the Company is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation.

Interest related to qualifying construction projects is capitalized and is reflected as a reduction of interest expense. Prior to discontinuing SFAS No. 71, capitalized interest was included as an element of other income. Amounts capitalized by the Company were $39, $36 and $19 in 1995, 1994 and 1993, respectively.

Revenue  Recognition    Local  telephone service revenues are generally billed
monthly, in advance, and revenues are recognized the following month when services are provided. Revenues derived from exchange access and long-distance services are billed and recorded monthly as services are provided.

Financial Instruments Net interest received or paid on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Gains and losses on forward contracts are deferred and recognized as an adjustment to interest expense over the life of the underlying debt. Currency swaps entered into to convert foreign debt to dollar-denominated debt are combined with the foreign currency debt and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

Computer Software The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software of $181 and $146 at December 31, 1995 and 1994, respectively, is recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $69, $61 and $37 in 1995, 1994 and 1993, respectively.

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

New Accounting Standards In 1996, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. The Company expects that the adoption of SFAS No. 121 will not have a material effect on its financial position or results of operations.

NOTE 2: RELATED PARTY TRANSACTIONS

The Company purchases various services, as noted, from affiliated companies. The amount paid by the Company for these services is determined in accordance with FCC and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The cost of those services are billed to the regulated company.

It is not practicable to provide a detailed estimate of the expenses which would be recognized on a stand-alone basis. However, the Company believes that corporate services, including those related to shareholder relations, procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since the Company absorbs only a portion of the total costs. Additionally, through its one-seventh ownership interest in Bellcore (see footnote (1) below), the Company obtains benefits associated with research and development activities which exceed the Company's share of the total costs.

The Company's operations include the following charges for these services:





Year Ended December 31,        1995   1994   1993
----------------------------  -----  -----  -----
Research and development (1)  $ 178  $ 266  $ 177
Procurement                     120    114    107
Corporate services              117     97    101
Marketing services               74     66     66
Telecommunications               10     13     16
Leased office space              10     12     11
Other                            18     36     34
                              -----  -----  -----
Total                         $ 527  $ 604  $ 512
                              =====  =====  =====

<F1>
(1) Includes charges related to research, development and maintenance of existing technologies performed by Bellcore, a telecommunications research entity in which the Company has a one-seventh ownership interest.


NOTE 3: RESTRUCTURING CHARGE

The Company's 1993 results reflected an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services. As part of the Restructuring Plan, the Company is developing new systems and enhanced system functionality that will enable it to monitor networks to reduce the risk of service interruptions, activate telephone service on demand, rapidly design and engineer new products and services for customers, and centralize its service centers. The Company has consolidated its 560 customer service centers into 26 centers in 10 cities and plans on reducing its work force by approximately 10,000 employees. Approximately 1,000 employees that were originally expected to relocate have chosen separation or other job assignments and have been replaced. This increased the number of employee separations to 10,000 from 9,000, and increased the estimated total cost for employee separations to $311, compared with $281 in the original estimate. The $30 cost associated with these additional employee separations was reclassified from relocation to the reserve for employee separations during 1995.

Following is a schedule of the costs included in the 1993 restructuring charge:





                                   1993  Change      December 31,
                         Restructuring   in                   1995
                         Charge          Estimate    Estimate
                         --------------  ----------  -------------
Employee separation (1)  $          225  $      30   $         255
Systems development                 360          -             360
Real estate                         130          -             130
Relocation                          105        (30)             75
Retraining and other                 60          -              60
                         --------------  ----------  -------------
     Total               $          880  $       -   $         880
                         ==============  ==========  =============

<F1>
(1) Employee-separation costs, including the balance of a 1991 restructuring reserve at December 31, 1993, aggregate $311.


Employee separation costs include severance payments, health-care coverage and postemployment education benefits. System development costs include new systems and the application of enhanced systems functionality to existing single-purpose systems to provide integrated end-to-end customer service. Real estate costs include preparation costs for the new service centers. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

The following table shows amounts charged to the restructuring reserve:





                                   1993                        Change      December 31,
                         Restructuring        1994       1995  in                   1995
                         Charge          Activity   Activity   Estimate    Balance
                         --------------  ---------  ---------  ----------  -------------
Employee separation (1)  $          281  $      75  $      76  $      30   $         160
Systems development                 360        118        129          -             113
Real estate                         130         50         66          -              14
Relocation                          105         21         21        (30)             33
Retraining and other                 60          8         23          -              29
                         --------------  ---------  ---------  ----------  -------------
     Total               $          936  $     272  $     315  $       -   $         349
                         ==============  =========  =========  ==========  =============

<F1>
(1) Includes $56 associated with work-force reductions under a 1991 restructuring plan.

Employee separations under the Restructuring Plan in 1995 and 1994 were as follows:





                                                 Cumulative
                              1994         1995  Separations
                       Separations  Separations  At December 31, 1995
                       -----------  -----------  --------------------
Employee separations:
Managerial                     497          682                 1,179
Occupational                 1,683        1,643                 3,326
                       -----------  -----------  --------------------
Total                        2,180        2,325                 4,505
                       ===========  ===========  ====================


The Restructuring Plan is expected to be substantially completed by the end of 1997. Implementation of the Restructuring Plan has been impacted by growth in the business and related service issues, new business opportunities, revisions to system delivery schedules and productivity issues caused by the major rearrangement of resources due to restructuring. These issues will continue to affect the timing of employee separations.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

 The composition of property, plant and equipment follows:





December 31,                             1995     1994
                                      -------  -------
Land and buildings                    $ 2,413  $ 2,438
Telephone network equipment            12,019   11,622
Telephone outside plant                12,353   11,897
General purpose computers and other     3,437    2,858
Construction in progress                  766      591
                                      -------  -------
                                       30,988   29,406
                                      -------  -------
Less accumulated depreciation
Buildings                                 675      655
Telephone network equipment             7,221    6,733
Telephone outside plant                 7,851    7,442
General purpose computers and other     1,793    1,614
                                      -------  -------
                                       17,540   16,444
                                      -------  -------
Property, plant and equipment - net   $13,448  $12,962
                                      =======  =======


In 1995, the Company sold certain rural telephone exchanges with a cost basis of $258. The Company received consideration for the sales of $388, including $214 in cash. In 1994, the Company sold certain rural telephone exchanges with a cost basis of $122 and received consideration for the sales of $204, including $93 in cash.

DISCONTINUANCE OF SFAS NO. 71

The Company incurred a noncash, extraordinary charge of $3.0 billion, net of an income tax benefit of $2.3 billion, in conjunction with its decision to discontinue accounting for its operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as of September 30, 1993. SFAS No. 71 generally applies to regulated companies that meet certain requirements, including a requirement that a company be able to recover its costs, notwithstanding competition, by charging its customers at prices established by its regulators. The Company's decision to discontinue application of SFAS No. 71 was based on the belief that competition, market conditions and technological advances, more than prices established by regulators, will determine the future cost recovery by the Company. As a result of this change, the remaining asset lives of the Company's plant were shortened to more closely reflect the useful (economic) lives of such plant.

Following is a list of the major categories of telephone property, plant and equipment and the manner in which depreciable lives were affected by the discontinuance of SFAS No. 71:





                           Average Life (years)
                           --------------------
                           Before                After
Category                   Discontinuance        Discontinuance
-------------------------  --------------------  --------------
Digital switch                            17-18              10
Digital circuit                           11-13              10
Aerial copper cable                       18-28              15
Underground copper cable                  25-30              15
Buried copper cable                       25-28              20
Fiber cable                                  30              20
Buildings                                 27-49           27-49
General purpose computers                     6               6


The Company employed two methods to determine the amount of the extraordinary charge. The "economic life" method assumed that a portion of the plant-related effect is a regulatory asset that was created by the under-depreciation of plant under regulation. This method yielded the plant-related adjustment that was confirmed by the second method, a discounted cash flows analysis.

Following is a schedule of the nature and amounts of the after-tax charge recognized as a result of the Company's discontinuance of SFAS No. 71:





Plant related                                  $3,124
Tax-related regulatory assets and liabilities    (208)
Other regulatory assets and liabilities           125
                                               -------
Total                                          $3,041
                                               =======


NOTE 5: DEBT

SHORT-TERM DEBT

The components of short-term debt follow:





December 31,                        1995    1994
                                   -----  ------
Commercial paper                   $ 542  $1,321
Current portion of long-term debt    453     164
                                   -----  ------
Total                              $ 995  $1,485
                                   =====  ======


The  weighted  average  interest rate on commercial paper was 5.79 percent and
5.92 percent at December 31, 1995 and 1994, respectively.

The Company maintains a commercial paper program to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. Additionally, the Company, which conducts its own borrowing activities, is permitted to borrow up to $600 under short-term formal lines of credit, all of which was available at December 31, 1995.

LONG-TERM DEBT

Interest rates and maturities of long-term debt at December 31 follow:





                                                    Maturities                       Total    Total
                                                    -----------
Interest rates                         1997   1998         1999   2000  Thereafter     1995     1994
------------------------------------  -----  -----  -----------  -----  -----------  -------  -------
Up to 5%                              $   -  $  35  $         -  $  90  $       150  $  275   $  275
Above 5% to 6%                            -    300            -      -          261     561      561
Above 6% to 7%                            -      -           71    257        1,916   2,244    1,361
Above 7% to 8%                           16      -            -      -        1,646   1,662    1,282
Above 8% to 9%                            -      -            -      -          250     250      250
Above 9% to 10%                           -      -            -    175            -     175      320
Variable rate debt indexed to two-
and ten-year constant maturity
Treasury rates                           25      -          155      -            -     180      180
                                      -----  -----  -----------  -----  -----------  -------  -------
                                      $  41  $ 335  $       226  $ 522  $     4,223   5,347    4,229
                                      =====  =====  ===========  =====  ===========
Capital lease obligations and other                                                     187      135
Unamortized discount - net                                                             (123)    (122)
                                                                                     -------  -------
Total                                                                                $5,411   $4,242
                                                                                     =======  =======


Long-term debt consists principally of debentures and medium-term notes.

During 1995, the Company refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, the Company refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of tax benefits of $5.

During 1993, the Company refinanced long-term debt issues aggregating $2.7 billion in principal amount. Expenses associated with the refinancing resulted in an extraordinary charge to income of $77, net of a tax benefit of $48.

Interest payments, net of amounts capitalized, were $367, $344 and $386 in 1995, 1994 and 1993, respectively.

INTEREST RATE RISK MANAGEMENT

The Company enters into interest rate swap agreements to effectively convert existing commercial paper to fixed-rate debt. This allows the Company to achieve interest savings over issuing fixed-rate debt directly.

Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest received or paid as part of the interest rate swap is accounted for as an adjustment to interest expense.

During 1995 and 1994, the Company entered into currency swaps to convert Swiss franc-denominated debt to dollar-denominated debt. This allowed the Company to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

The following table summarizes terms of swaps pertaining to the Company as of December 31, 1995 and 1994. Variable rates are indexed to two- and ten-year constant maturity treasury and 30-day commercial paper rates.





                                    1995                                       1994
                              ----------                                 ----------
                                          Weighted  Weighted                         Weighted  Weighted
                                          Average   Average                          Average   Average
                   Notional               Rate      Rate      Notional               Rate      Rate
                                          --------  --------                         --------  --------
                   Amount     Maturities  Receive   Pay       Amount     Maturities  Receive   Pay
                   ---------  ----------  --------  --------  ---------  ----------  --------  --------
Variable to fixed  $     580   1996-1999      5.70      6.56  $     710   1995-1999      6.14      6.19
Currency                 204   1999-2001         -      6.55         71        1999         -      6.53


In 1993, the Company executed forward contracts to sell U.S. Treasury bonds to lock in the U.S. Treasury rate component of the future debt issue. At December 31, 1995, deferred credits of $8 and deferred charges of $51 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043. The net deferred charge is directly offset by the lower coupon rate achieved on the debt issuance. At December 31, 1995, there were no open forward contracts.

The counterparties to these interest rate contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 6: FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of cash equivalents, other current amounts receivable and payable, and short-term debt approximate carrying values due to their short-term nature.

The fair values of interest rate swaps are based on estimated amounts the Company would receive or pay to terminate such agreements taking into account current interest rates and creditworthiness of the counterparties.

The fair values of long-term debt are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.





                                                   1995    1995        1994    1994
                                              Carrying   Fair     Carrying   Fair
-------------------------------------------   Value      Value    Value      Value
                                              ---------  -------  ---------  -------
Debt (includes short-term portion)            $   6,406  $6,700   $   5,727  $5,215
Interest rate swap agreements - assets                -     (19)          -     (15)
Interest rate swap agreements - liabilities           -      17           -       -
                                              ---------  -------  ---------  -------
Debt - net                                    $   6,406  $6,698   $   5,727  $5,200
                                              =========  =======  =========  =======

NOTE 7: LEASING ARRANGEMENTS

The Company has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $179, $194 and $184 in 1995, 1994 and 1993, respectively. Minimum future lease payments as of December 31, 1995, under noncancelable operating leases, follow:





Year
----------
1996        $ 83
1997          83
1998          77
1999          68
2000          65
Thereafter   365
            ----
Total       $741
            ====

NOTE 8: COMMON SHAREOWNER'S EQUITY

Transactions affecting shareowner's equity follow:





                              Common   Cumulative
                              Shares   Deficit       Total
                              -------  ------------  --------
Balance at December 31, 1992  $ 6,457  $         -   $ 6,457
----------------------------  -------  ------------  --------
Net loss                                    (2,683)   (2,683)
Dividend declared                   -         (919)     (919)
Equity infusions                  285            -       285
                              -------  ------------  --------
Balance at December 31, 1993    6,742       (3,602)    3,140
----------------------------  -------  ------------  --------
Net income                          -        1,175     1,175
Dividends declared                  -       (1,175)   (1,175)
Equity infusions                  544            -       544
                              -------  ------------  --------
Balance at December 31, 1994    7,286       (3,602)    3,684
----------------------------  -------  ------------  --------
Net income                          -        1,211     1,211
Dividends declared                  -       (1,211)   (1,211)
Equity infusions                   62            -        62
                              -------  ------------  --------
Balance at December 31, 1995  $ 7,348      ($3,602)  $ 3,746
----------------------------  =======  ============  ========



NOTE 9: EMPLOYEE BENEFITS

PENSION PLAN

The Company participates in a defined benefit pension plan sponsored by U S WEST, which covers substantially all management and occupational employees. Benefits for management employees are based on a final pay formula, while occupational benefits are based on a flat benefit formula. The projected unit credit method is used for financial reporting purposes and the aggregate cost method for funding purposes. No funding was required in 1995, 1994 or 1993. Net pension costs for 1995, 1994 and 1993 were $(2), $0 and $(66), respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company participates in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes with most jurisdictions requiring funding as a stipulation for rate recovery.

The Company used the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. Net postretirement benefit costs for 1995, 1994 and 1993 were $183, $220 and $248, respectively. The amount funded by the Company is based on regulatory accounting requirements.

NOTE 10: INCOME TAXES

The components of the provision for income taxes follow:





Year Ended December 31,           1995    1994    1993
-------------------------------  ------  ------  ------
Federal
   Current                       $ 467   $ 415   $ 394
   Deferred                        157     228    (122)
   Investment tax credits - net    (38)    (47)    (56)
                                 ------  ------  ------
                                   586     596     216
                                 ------  ------  ------
State and local
   Current                          73      68      62
   Deferred                         39      42     (26)
                                 ------  ------  ------
                                   112     110      36
                                 ------  ------  ------
Provision for income taxes       $ 698   $ 706   $ 252
                                 ======  ======  ======


The unamortized balance of investment tax credits at December 31, 1995 and 1994, was $199 and $231, respectively.

Amounts paid for income taxes were $530, $551 and $338 in 1995, 1994 and 1993, respectively.

NOTE 10: INCOME TAXES (CONTINUED)

The effective tax rate differs from the statutory tax rate as follows:





Year Ended December 31,
In percent                                            1995   1994   1993
----------------------------------------------------  -----  -----  -----
Federal statutory tax rate                            35.0   35.0   35.0
Investment tax credit amortization                    (1.3)  (1.6)  (3.3)
State income taxes - net of federal effect             3.8    3.8    3.9
Rate differential on reversing temporary differences     -      -   (2.4)
Depreciation on capitalized overheads - net              -      -    1.5
Tax law change - catch-up adjustment                     -      -    3.5
Restructuring charge                                     -      -   (1.5)
Other                                                 (1.1)   0.3   (0.1)
                                                      -----  -----  -----
Effective tax rate                                    36.4   37.5   36.6
                                                      =====  =====  =====


The components of the net deferred tax liability follow:





December 31,                                    1995    1994
--------------------------------------------  ------  ------
Property, plant and equipment                 $1,431  $1,380
State deferred taxes - net of federal effect     186     181
Other                                             64      74
                                              ------  ------
Deferred tax liabilities                       1,681   1,635
                                              ------  ------
Postemployment benefits, including pension       664     692
Restructuring and other                          119     229
Unamortized investment tax credit                 70      81
State deferred taxes - net of federal effect     130     146
Other                                            189     167
                                              ------  ------
Deferred tax assets                            1,172   1,315
                                              ------  ------
Net deferred tax liability                    $  509  $  320
                                              ======  ======


The current portion of the deferred tax asset was $240 and $280 at December 31, 1995 and 1994, respectively, resulting primarily from restructuring charges and compensation related items.

On August 10, 1993, federal legislation was enacted which increased the corporate tax rate from 34 percent to 35 percent retroactive to January 1,
1993.   The cumulative effect on deferred taxes of the 1993 increase in income tax rates was $54.


NOTE 11: CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk to U S WEST Communications is $0 to $150.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)





                                First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter
                                --------  --------  --------  --------
1995
Operating revenues              $  2,277  $  2,298  $  2,334  $  2,375
Income before income taxes and
extraordinary item                   518       464       478       457
Net income                           323       289       300       299
1994
Operating revenues              $  2,218  $  2,243  $  2,267  $  2,270
Income before income taxes           475       472       457       477
Net income                           297       295       285       298


1995 first-quarter net income includes $39 for a gain on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 for a gain on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 for a gain on the sales of certain rural telephone exchanges and $5 for expenses associated with U S WEST, Inc.'s November 1, 1995 recapitalization. 1995 third-quarter net income also includes $5 for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 for a gain on the sales of certain rural telephone exchanges and other charges of $6 including an extraordinary charge of $3 for the early extinguishment of debt and $3 for costs associated with the recapitalization.

1994 first-quarter net income includes $15 for a gain on the sales of certain rural telephone exchanges. 1994 second-quarter net income includes a gain of $16 for the sales of certain rural telephone exchanges. 1994 fourth-quarter net income includes a gain of $20 for the sales of certain rural telephone exchanges.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Coopers & Lybrand L.L.P. has served as the Company's independent auditor, and Arthur Andersen L.L.P. has served as the primary auditing firm for certain major subsidiaries of U S WEST, since 1984. In view of the targeted stock structure adopted by U S WEST in 1995, U S WEST determined, following a recommendation of its Audit Committee, that it will be more efficient and effective for U S WEST to have a single firm perform the auditing function for its entire business, including the Company.

During the Company's two most recent fiscal years ended December 31, 1995 and December 31, 1994, the reports of Coopers & Lybrand L.L.P. on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during such fiscal years and the interim periods thereafter: (1) no disagreements with Coopers & Lybrand L.L.P. have occurred on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements; (2) no reportable events involving Coopers & Lybrand L.L.P. have occurred that must be disclosed under applicable securities laws; and (3) the Company has not consulted with Arthur Andersen L.L.P. on items that concerned the application of accounting principles to a specific transaction, either completed or proposed, or on the type of audit opinion that might be rendered on the Company's financial statements.

                        U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.






(a)  Documents filed as a part of this report:                 Page

(1)  Report of Independent Accountants                           19
(2) Consolidated Financial Statements and Supplementary Data

Consolidated Statements of Income for the years ended
December 31, 1995, 1994 and 1993                                 20

Consolidated Balance Sheets as of December 31, 1995 and 1994     21

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993                                 22

Notes to Consolidated Financial Statements                       23

Supplementary Financial Data (Unaudited)                         38

(3) Consolidated Financial Statement Schedules:

II  -  Valuation and Qualifying Accounts                         44



Financial statement schedules other than those listed above have been omitted because the required information is contained in the Consolidated Financial Statements and notes thereto, or because such schedules are not required or applicable.


(b)     Reports on Form 8-K

        (i) report dated June 20, 1995, relating to a press release issued June 19, 1995 announcing key executive changes;

     (ii) report dated September 14, 1995, filing a Form of Note concerning the Company's $50,000,000 6_5/8% Notes due 2005 and a Form of Debenture concerning the Company's $50,000,000 7-1/4% Debentures due 2025;

     (iii) report dated October 13, 1995, filing a Form of Debenture concerning the Company's 7-1/4% Debentures due October 15, 2035 and a Form
 of Note concerning the Company's 6-3/5% Notes due October 15, 2002;

     (iv) report dated October 27, 1995, reporting a change in the Company's certifying accountant; and

     (v) report dated November 9, 1995, filing a Form of Debenture concerning the Company's 7.20% Debentures due November 10, 2026.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(c)     Exhibits

      Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission ("SEC"), are incorporated herein by referenced as exhibits hereto.

Exhibit
Number

(2a)      Articles of Merger including the Plan of Merger between The Mountain
      States Telephone and Telegraph Company (renamed U S WEST Communications,
       Inc.) and Northwestern Bell Telephone Company.  (Incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File
     No. 1-3040.)

(2b) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications,
     Inc.) and Pacific Northwest Bell Telephone Company. (Incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040.)

3a      Restated Articles of Incorporation of the Registrant as filed with the
   Colorado Secretary of State on December 19, 1995.

3b     Bylaws of the Registrant as adopted July 1, 1995.

(4) No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to
     Regulation S-K,  Item 601(b) (4) (iii) (A).  Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10a) Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST Inc.,
      and certain of their affiliated companies, including The Mountain States
         Telephone and Telegraph Company, Northwestern Bell Telephone Company,
        Pacific Northwest Bell Telephone Company and NewVector Communications,
       Inc.  (Exhibit 10a to Form 10-K for the period ended December 31, 1983,
      File No. 1-3040.)

(10b) Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and Telegraph
         Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No. 1-3040.)

(10c) Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between American Telephone and Telegraph
          Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization.
        (Exhibit 10d to Form 10-K for the period ended December 31, 1983, File No. 1-3040.)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(10d) Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph
          Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization
        (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10e) Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph
      Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10f) Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983, between American
          Telephone and Telegraph Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

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

12     Computation of Ratio of Earnings to Fixed Charges.

23     Consent of Independent Accountants.

24     Powers of Attorney.

27     Financial Data Schedule.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 28,1996.

     U S WEST COMMUNICATIONS, INC.

     /S/ BARBARA M. JAPHA*
     By ______________________________
     Barbara M. Japha
     Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

Principal Executive Officer:
Solomon D. Trujillo, President and Chief Executive Officer

Principal Financial Officer:
Barbara M. Japha, Vice President and Chief Financial Officer


Directors:
     /s/ James T. Anderson*
     /s/ Barbara M. Japha*
     /s/ Solomon D. Trujillo*

     /S/ STEPHEN E. BRILZ
*By___________________________
     Stephen E. Brilz
(for himself and as Attorney-in-Fact)


Dated:    March 28,1996

                        U S WEST COMMUNICATIONS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN MILLIONS)






                                      Balance                                                Balance
                                      at          Charged        Charged                     at
                                      beginning   to             to other                    end of
                                      of period   expense        accounts  Deductions        period
                                      ----------  --------       --------  -----------       --------

  ALLOWANCE FOR CREDIT LOSSES
    Year 1995                         $       28  $     66  (a)         -  $        64  (b)  $     30
    Year 1994                                 27        55  (a)         -           54  (b)        28
    Year 1993                                 27        55  (a)         -           55  (b)        27
RESERVES RELATED TO 1993 BUSINESS
  RESTRUCTURING, INCLUDING FORCE AND
  FACILITY CONSOLIDATION
  Year 1995                           $      664         -              -  $       315       $    349
  Year 1994                                  880         -              -          216            664
  Year 1993                                    -  $    880              -            -            880
RESERVES RELATED TO 1991 BUSINESS
  RESTRUCTURING, INCLUDING FORCE
  REDUCTIONS
  Year 1995                                    -         -              -            -              -
  Year 1994                           $       56         -              -  $        56       $      0
  Year 1993                                  160         -              -          104             56


<F1>
Note:  Certain reclassifications within the schedule have been made to conform to the current year presentation.
<F2>
(a)  Does not include amounts charged directly to expense.  These amounts were $6, $10 and $10 for
1995, 1994 and 1993, respectively.
<F3>
(b)  Represents credit losses written off during the period, less collection of amounts previously written off.