Form 10-Q
period 1996-03-31
U S WEST COMMUNICATIONS INC
filed 1996-05-14
CIK 68622

================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  ---------
                                  FORM 10-Q
                                  ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1996

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
================================================================

Form 10-Q - Part I                 U S WEST Communications, Inc.

                              TABLE OF CONTENTS





  Item                                                               Page
- -------------------------------------------------------------------  ----


PART I - FINANCIAL INFORMATION


1.  Financial Statements

Consolidated Statements of Income -
Three Months Ended March 31, 1996 and 1995                              3

Consolidated Balance Sheets -
March 31, 1996 and December 31, 1995                                    4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 1996 and 1995                              5

Notes to Consolidated Financial Statements                              6

2.  Management's Analysis - (Reduced disclosure format pursuant to
General Instruction H(2))                                               9



PART II - OTHER INFORMATION


  1.  Legal Proceedings                                                17

  6.  Exhibits and Reports on Form 8-K                                 17





Form 10-Q - Part I          U S WEST Communications, Inc.

 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)





Three Months Ended March 31,
Dollars in millions                                  1996    1995
- -------------------------------------------------  ------  ------

Operating revenues:
   Local service                                   $1,145  $1,050
   Interstate access service                          622     589
   Intrastate access service                          190     188
   Long-distance network services                     290     299
   Other services                                     161     151
                                                   ------  ------
Total operating revenues                            2,408   2,277

Operating expenses:
   Employee-related expenses                          813     730
   Other operating expenses                           389     391
   Taxes other than income taxes                       95     103
   Depreciation and amortization                      511     494
                                                   ------  ------
Total operating expenses                            1,808   1,718
                                                   ------  ------

Income from operations                                600     559

Interest expense                                      103      91
Gain on sales of rural telephone exchanges              -      63
Other expense -  net                                   17      13
                                                   ------  ------

Income before income taxes and cumulative effect
   of change in accounting principle                  480     518

Provision for income taxes                            183     195
                                                   ------  ------

Income before cumulative effect of change in
   accounting principle                               297     323

Cumulative effect of change in accounting
   principle - net of tax                              34       -
                                                   ------  ------

NET INCOME                                         $  331  $  323
                                                   ======  ======
  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I               U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)





                                                                     March 31,    December 31,
Dollars in millions                                                        1996            1995
- -------------------------------------------------------------------  -----------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       47   $         191
   Accounts and notes receivable - net                                    1,454           1,546
   Inventories and supplies                                                 145             142
   Deferred tax asset                                                       230             240
   Prepaid and other                                                         81              43
                                                                     -----------  --------------
Total current assets                                                      1,957           2,162
                                                                     -----------  --------------

Gross property, plant and equipment                                      31,472          30,988
Accumulated depreciation                                                 17,772          17,540
                                                                     -----------  --------------
Property, plant and equipment - net                                      13,700          13,448
Other assets                                                                703             740
                                                                     -----------  --------------
Total assets                                                         $   16,360   $      16,350
                                                                     ===========  ==============

LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities:
   Short-term debt                                                   $      912   $         995
   Accounts payable                                                         775             864
   Employee compensation                                                    257             281
   Current portion of restructuring charge                                  202             270
   Other                                                                  1,267           1,081
                                                                     -----------  --------------
Total current liabilities                                                 3,413           3,491
                                                                     -----------  --------------

Long-term debt                                                            5,396           5,411
Postretirement and other postemployment benefit obligations               2,282           2,316
Deferred taxes, credits and other                                         1,430           1,386

Shareowner's equity:
   Common shares - one share without par value                            7,456           7,348
   Cumulative deficit                                                    (3,617)         (3,602)
                                                                     -----------  --------------
Total shareowner's equity                                                 3,839           3,746
                                                                     -----------  --------------
Total liabilities and shareowner's equity                            $   16,360   $      16,350
                                                                     ===========  ==============

Contingencies (see Note B to the Consolidated Financial Statements)

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I         U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)





Three Months Ended March 31,
Dollars in millions                                                      1996    1995
- ----------------------------------------------------------------------  ------  ------
OPERATING ACTIVITIES
   Net income                                                           $ 331   $ 323
   Adjustments to net income:
      Depreciation and amortization                                       511     494
      Gain on sales of rural telephone exchanges                            -     (63)
      Deferred income taxes and amortization
         of investment tax credits                                         22      37
      Cumulative effect of change in accounting principle - net of tax    (34)      -
    Changes in operating assets and liabilities:
       Restructuring payments                                             (42)    (77)
       Postretirement medical and life costs - net of cash fundings       (34)   (241)
       Accounts and notes receivable                                       93      28
       Inventories, supplies and other                                    (31)    (31)
       Accounts payable and accrued liabilities                            19      38
    Other - net                                                             2      (2)
                                                                        ------  ------
    Cash provided by operating activities                                 837     506
                                                                        ------  ------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                        (637)   (539)
   Proceeds from sales of rural telephone exchanges                         -      88
   Proceeds from (payments on) disposals of property, plant and
     equipment                                                             (7)      5
                                                                        ------  ------
   Cash (used for) investing activities                                  (644)   (446)
                                                                        ------  ------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from issuance of short-term debt          (93)    225
   Repayments of long-term debt                                           (24)    (18)
   Dividends paid on common stock                                        (308)   (340)
   Equity infusions from parent                                            88       -
                                                                        ------  ------
   Cash (used for) financing activities                                  (337)   (133)
                                                                        ------  ------

CASH AND CASH EQUIVALENTS
   Decrease                                                              (144)    (73)
   Beginning balance                                                      191     114
                                                                        ------  ------
   Ending balance                                                       $  47   $  41
                                                                        ======  ======
  See Notes to Consolidated Financial Statements.

Form 10-Q - Part I            U S WEST Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ended March 31, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

A.   Summary of Significant Accounting Policies

Consolidated Financial Statements

U  S  WEST Communications, Inc. (the "Company") is incorporated under the laws
of the State  of  Colorado  and  is  an   indirect   wholly owned   subsidiary
 of   U S WEST, Inc.
("U S WEST").

The Consolidated Financial Statements have been prepared by the Company, pursuant to the interim rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

New Accounting Standard

Effective January 1, 1996, U S WEST adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale.

Form 10-Q - Part I           U S WEST Communications, Inc.

                                 (Unaudited)

New Accounting Standard (Continued)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. As a result of adopting SFAS No. 121, first-quarter depreciation expense was reduced by $8 ($5 after tax). In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

B.   Contingencies

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

Form 10-Q - Part I                 U S WEST Communications, Inc.

                                 (Unaudited)

B.   Contingencies (Continued)

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decrease ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The Company expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the Company's future results of operations.

Form 10-Q - Part I            U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results of Operations

Comparative details of income before cumulative effect of change in accounting principle for the three months ended March 31 follow:





Three Months Ended March 31,         1996   1995  Percent
- ----------------------------------  -----  -----  --------
                                                  Change
                                                  --------
Income before cumulative effect of
  change in accounting principle    $ 297  $ 323     (8.0)


Adjusted to exclude nonrecurring items, the Company's first-quarter 1996 income before cumulative effect of change in accounting principle was $292, an increase of $8, or 2.8 percent, compared with first quarter 1995. The nonrecurring items include the 1996 current year, after-tax impact of $5 from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and an after-tax gain of $39 on the sales of rural telephone exchanges in first quarter 1995.

Effective January 1, 1996, the Company adopted SFAS No. 121, which among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 related to the cumulative effect of change in accounting principle. The first-quarter, pretax effect of the SFAS No. 121 adoption resulted in a decrease to depreciation expense of $8 ($5 after tax).

Increased income at the Company is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in operating costs to address customer service issues, expenditures related to development of new products and services, flood conditions in the Pacific Northwest, increased depreciation expense and higher interest expense.

Form 10-Q - Part I                 U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 5.5 percent for first quarter 1996. EBITDA also excludes the gain on sales of certain rural telephone exchanges in 1995. The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

Operating Revenues

An analysis of changes in the Company's operating revenues follows:





                                       Higher     (Higher)                     Increase     Increase
Three Months Ended                      (Lower)  Lower                          (Decrease)  (Decrease)
March 31,                1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent
- ---------------------  ------  ------  --------  ---------  --------  -------  -----------  ----------

Local service          $1,145  $1,050  $     7   $     (4)  $    97   $   (5)  $       95         9.0
Interstate access         622     589      (16)         -        55       (6)          33         5.6
Intrastate access         190     188       (7)         -        11       (2)           2         1.1
Long-distance network     290     299       (3)         -        (5)      (1)          (9)       (3.0)
Other services            161     151        -          -         -       10           10         6.6
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $2,408  $2,277  $   (19)  $     (4)  $   158   $   (4)  $      131         5.8
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local  service revenues increased principally as a result of higher demand for
services.   Total reported access lines increased 647,000, or 4.5 percent during the last 12 months, of which 202,000 was attributed to second lines. Second line installations increased 30 percent during the past year. Access line growth was 4.8 percent when adjusted for sales of approximately 45,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $40 for first-quarter 1996, an increase of approximately 120 percent compared to the same period last year.

Higher  revenues  from interstate access services resulted from an increase of
9.5 percent in interstate billed access minutes of use, which more than offset the effects of price reductions. Intrastate access revenues increased slightly as higher demand was largely offset by the effects of price reductions.

Form 10-Q - Part I            U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Revenues (Continued)

Long-distance network revenues decreased primarily due to the effects of competition and rate reductions. Erosion of long-distance revenue will continue due to the loss of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services and increases in inside wire services, partially offset by decreases in billing and collection revenues.

Costs and Expenses





Three Months Ended March 31,    1996   1995  Percent Change
- -----------------------------  -----  -----  ---------------
 Employee-related expenses     $ 813  $ 730            11.4
Other operating expenses         389    391            (0.5)
Taxes other than income taxes     95    103            (7.8)
Depreciation and amortization    511    494             3.4
Interest expense                 103     91            13.2
Other expense - net               17     13            30.8


Employee-related expenses increased $83 compared to the prior year. The increase is attributable to continued efforts to improve customer service and to address business growth through expenditures on overtime, contract labor and workforce additions. Costs related to workforce additions will partially offset the benefits of employee separations achieved through restructuring.

Salaries and wages, overtime payments and contract labor increased employee-related expenses by approximately $72 for the first quarter as compared with the same period last year. Approximately $15 of the overtime and contract labor increase was attributed to severe flooding in Washington and Oregon. Additionally, current year employee-related expenses increased as a result of absorbing certain employee transfers from affiliate companies during 1995. Partially offsetting these increases was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

Form 10-Q - Part I             U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs and Expenses (Continued)

The decrease in other operating expenses of $2 is primarily due to lower affiliate expenses offset by increased uncollectibles and higher advertising
costs.   Taxes other than income taxes decreased $8 compared to the prior year primarily as a result of lower than expected tax assessments and mill levies.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Interest expense increased primarily due to higher interest rates associated with refinancing commercial paper in the latter part of 1995. Slightly higher debt levels also contributed to the increase in interest expense.

Form 10-Q - Part I             U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Charge

The Company's 1993 results reflected a $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan") is designed to provide faster, more responsive customer services while reducing the costs of providing these services.

Following are schedules of the costs and planned workforce reductions included in the Restructuring Plan:





                                        Actual   Actual   Estimate   Estimate
Restructuring Plan Costs                   1994     1995       1996       1997  Total
- --------------------------------------  -------  -------  ---------  ---------  ------
Cash expenditures:
  Employee separation (1)               $    19  $    76  $      33  $     127  $  255
  Systems development                       118      129        113          -     360
  Real estate                                50       66         14          -     130
  Relocation                                 21       21         20         13      75
  Retraining and other                        8       23         22          7      60
Total cash expenditures                     216      315        202        147     880
Remaining 1991 plan employee costs (1)       56        -          -          -      56
Total                                   $   272  $   315  $     202  $     147  $  936

<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at
December 31, 1993, aggregate $311.








                       Actual  Actual  Estimate  Estimate
 Workforce Reductions    1994    1995      1996      1997  Total
- ---------------------  ------  ------  --------  --------  ------
Employee separations
  Managerial              497     682       202     1,357   2,738
  Occupational          1,683   1,643       798     3,138   7,262
                       ------  ------  --------  --------  ------
Total                   2,180   2,325     1,000     4,495  10,000
                       ======  ======  ========  ========  ======

<F1>
(1) A significant number of the employee reductions originally scheduled for 1996 will be delayed while the Company focuses on overtime and contract-labor expenses. The Restructuring Plan is expected to be substantially complete by the end of 1997.

Form 10-Q - Part I                 U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Charge (Continued)

Employee separation costs include severance payments, health-care coverage and postemployment education benefits associated with the planned reduction of 10,000 employees. System development costs include new systems and the application of enhanced system functionality to existing single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The Company has consolidated its 560 customer service centers into 26 centers in 10 cities. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.

Progress Under the Restructuring Plan:

Following is a reconciliation of restructuring reserve activity during first quarter 1996:





                         Reserve Balance                     Reserve Balance
                         December 31, 1995    1996 Activity   March 31, 1996
                         ------------------  --------------  ----------------
Employee separations
  Managerial             $               63  $            7  $             56
  Occupational                           97               6                91
                         ------------------  --------------  ----------------
Total separations                       160              13               147

Systems development
  Service delivery                       44               8                36
  Service assurance                      26               1                25
  Capacity provisioning                  42              11                31
  All other                               1               1                 -
                         ------------------  --------------  ----------------
Total systems                           113              21                92

Real estate                              14               2                12
Relocation                               33               1                32
Retraining and other                     29               5                24
                         ------------------  --------------  ----------------
Total                    $              349  $           42  $            307
                         ==================  ==============  ================


Form 10-Q - Part I                 U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Charge (Continued)

Progress Under the Restructuring Plan (Continued):





                                                First-Quarter  Cumulative
                                                -------------  --------------
                             1994         1995           1996  Separations
                      -----------  -----------  -------------  --------------
                      Separations  Separations  Separations    March 31, 1996
                      -----------  -----------  -------------  --------------
Employee separations
  Managerial                  497          682            107           1,286
  Occupational              1,683        1,643            142           3,468
                      -----------  -----------  -------------  --------------
Total                       2,180        2,325            249           4,754
                      ===========  ===========  =============  ==============


Form 10-Q - Part I            U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER ITEMS

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

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The Company expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the Company's future results of operations.

In connection with the WUTC's $91.5 rate reduction order, the Company's debt securities have been placed on rating watch by Duff & Phelps. The credit rating of the Company's debt securities was not placed under review by Moody's and is under review by Fitch and Standard & Poors.

Form 10-Q - Part II              U S WEST Communications, Inc.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission" ) acted on U S WEST Communications' 1995 rate request. In February 1995, U S WEST Communications sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve U S WEST Communications' requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting U S WEST Communications' request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, U S WEST Communications filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay for a period of six months or until a decision is made on U S WEST Communications' appeal. Effective May 1, 1996, U S WEST Communications began collecting revenues subject to refund with interest. U S WEST Communications expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on U S WEST Communications' future results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.

12   Statement regarding computation of earnings to fixed charges ratio of U S
   WEST Communications, Inc.

27  Financial Data Schedule

(b)  Reports on Form 8-K Filed During the First Quarter of 1996:

No reports on Form 8-K have been filed for the Company during the first quarter of 1996.

Form 10-Q - Part II           U S WEST Communications, Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     U S WEST Communications, Inc.

     /s/ Barbara M. Japha
     ______________________________
     Barbara M. Japha
     Vice President, Chief Financial
         Officer and Treasurer


May 14, 1996