Form 10-Q
period 1996-06-30
U S WEST COMMUNICATIONS INC
filed 1996-08-12
CIK 68622

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

                 For the Quarterly Period Ended June 30, 1996

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

                                  FORM 10-Q
                              TABLE OF CONTENTS





Item                                                                   Page
- ----                                                                   ----
      PART I - FINANCIAL INFORMATION
1.    Financial Statements
      Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1996 and 1995                   3
      Consolidated Balance Sheets -
      June 30, 1996 and December 31, 1995                                 4
      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995                             5
      Notes to Consolidated Financial Statements                          6
2.    Management's Analysis - (Reduced disclosure format pursuant to
      General Instruction H(2))                                           9

      PART II - OTHER INFORMATION
1.    Legal Proceedings                                                  18
6.    Exhibits and Reports on Form 8-K                                   18

Form 10-Q - Part I     U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)





                                                  Three      Three       Six         Six
                                                  Months     Months      Months      Months
                                                  Ended      Ended       Ended       Ended
                                                  June 30.   June 30.    June 30,    June 30,
Dollars in millions                                    1996       1995        1996        1995

Operating revenues:
   Local service                                  $   1,179  $   1,076   $   2,324   $   2,126
   Interstate access service                            626        591       1,248       1,180
   Intrastate access service                            189        184         379         372
   Long-distance network                                278        294         568         593
       services
   Other services                                       168        153         329         304
                                                  ---------  ----------  ----------  ----------
Total operating revenues                              2,440      2,298       4,848       4,575

Operating expenses:
   Employee-related expenses                            864        767       1,677       1,497
   Other operating expenses                             373        365         762         756
   Taxes other than income taxes                         97        104         192         207
   Depreciation and amortization                        513        498       1,024         992
                                                  ---------  ----------  ----------  ----------
Total operating expenses                              1,847      1,734       3,655       3,452
                                                  ---------  ----------  ----------  ----------

Income from operations                                  593        564       1,193       1,123

Interest expense                                        101         95         204         186
Gains on sales of rural telephone exchanges              49         15          49          78
Other income (expense) -  net                             2        (20)        (15)        (33)
                                                  ---------  ----------  ----------  ----------

Income before income taxes and cumulative effect
   of change in accounting principle                    543        464       1,023         982

Provision for income taxes                              208        175         391         370
                                                  ---------  ----------  ----------  ----------

Income before cumulative effect of change in
   accounting principle                                 335        289         632         612

Cumulative effect of change in accounting
   principle - net of tax                                 -          -          34           -
                                                  ---------  ----------  ----------  ----------

See Notes to Consolidated Financial Statements.
NET INCOME                                        $     335  $     289   $     666   $     612
                                                  =========  ==========  ==========  ==========

Form 10-Q - Part I     U S WEST Communications, Inc.

CONSOLIDATED BALANCE SHEETS (Unaudited)






                                            June 30,    December 31,

Dollars in millions                              1996            1995
ASSETS
Current assets:
   Cash and cash equivalents                $      67   $         191
   Accounts and notes receivable - net          1,507           1,546
   Inventories and supplies                       136             142
   Deferred tax asset                             202             240
   Prepaid and other                               74              43
                                            ----------  --------------
Total current assets                            1,986           2,162
                                            ----------  --------------

Gross property, plant and equipment            31,522          30,988
Accumulated depreciation                       17,863          17,540
                                            ----------  --------------
Property, plant and equipment - net            13,659          13,448
Other assets                                      790             740
                                            ----------  --------------
Total assets                                $  16,435   $      16,350
                                            ==========  ==============

LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities:
   Short-term debt                          $   1,132   $         995
   Accounts payable                               674             864
   Employee compensation                          241             281
   Current portion of restructuring charge        202             270
   Other                                        1,222           1,081
                                            ----------  --------------
Total current liabilities                       3,471           3,491
                                            ----------  --------------

Long-term debt                                  5,390           5,411
Postretirement and other postemployment         2,290           2,316
  benefit obligations
Deferred taxes, credits and other               1,385           1,386

Shareowner's equity:
   Common shares - one share without            7,516           7,348
      par value
   Cumulative deficit                          (3,617)         (3,602)
                                            ----------  --------------
Total shareowner's equity                       3,899           3,746
                                            ----------  --------------
Total liabilities and shareowner's equity   $  16,435   $      16,350
                                            ==========  ==============


Contingencies (See Note B to the Consolidated Financial Statements)

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I     U S WEST Communications, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)






                                                     Six Months    Six Months
                                                     Ended         Ended
                                                     June 30,      June 30,

Dollars in millions                                         1996          1995
OPERATING ACTIVITIES
   Net income                                        $       666   $       612
   Adjustments to net income:
      Depreciation and amortization                        1,024           992
      Gains on sales of rural telephone exchanges            (49)          (78)
      Deferred income taxes and amortization
         of investment tax credits                            (4)           56
      Cumulative effect of change in accounting              (34)            -
         principle - net of tax
    Changes in operating assets and liabilities:
       Restructuring payments                                (74)         (172)
       Postretirement medical and life costs -               (30)         (211)
          net of cash fundings
       Accounts and notes receivable                          45          (102)
       Inventories, supplies and other                       (23)          (41)
       Accounts payable and accrued liabilities              (83)           41
    Other - net                                               18             4
                                                     ------------  ------------
    Cash provided by operating activities                  1,456         1,101
                                                     ------------  ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment         (1,259)       (1,090)
   Proceeds from sales of rural telephone exchanges          111           114
   Payments on disposals of property, plant and
     equipment                                                (7)           (2)
                                                     ------------  ------------
   Cash (used for) investing activities                   (1,155)         (978)
                                                     ------------  ------------

FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt             302           569
   Repayments of long-term debt                             (245)         (132)
   Dividends paid on common stock                           (630)         (629)
   Equity infusions from parent                              148             -
                                                     ------------  ------------
   Cash (used for) financing activities                     (425)         (192)
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS
   Decrease                                                 (124)          (69)
   Beginning balance                                         191           114
                                                     ------------  ------------
   Ending balance                                    $        67   $        45
                                                     ============  ============



See Notes to Consolidated Financial Statements

Form 10-Q - Part I     U S WEST Communications, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Six Months Ended June 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

A.     Summary of Significant Accounting Policies

Consolidated Financial Statements

U  S  WEST Communications, Inc. (the "Company") is incorporated under the laws
of the State  of  Colorado  and  is  an   indirect   wholly owned   subsidiary
 of   U S WEST, Inc.
("U S WEST").

The Consolidated Financial Statements have been prepared by the Company, pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

New Accounting Standard

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale.

Form 10-Q - Part I     U S WEST Communications, Inc.

                                 (Unaudited)

New Accounting Standard (Continued)

Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural exchange assets through January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying value of the rural exchange assets was approximately $338 at December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the six months ended June 30, 1996 was reduced by $16 ($10 after tax). In 1996, depreciation expense will decrease approximately $30 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

B.     Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

Form 10-Q - Part I     U S WEST Communications, Inc.

                                 (Unaudited)

B.     Contingencies (Continued)

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

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

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results of Operations

Comparative details of income before cumulative effect of change in accounting principle for the six months ended June 30 follow:






                                    Six        Six
                                    Months     Months
                                    Ended      Ended
                                    June 30,   June 30,   Percent
                                         1996       1995  Change
Income before cumulative effect of
  change in accounting principle    $     632  $     612     3.3
                                    ---------  ---------  ------




Adjusted to exclude certain nonoperating items, the Company's year-to-date 1996 income before cumulative effect of change in accounting principle was $592, an increase of $29, or 5.2 percent, compared with the same period in 1995. The nonoperating adjustments include the 1996 current year, after-tax impact of $10 from adopting SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and after-tax gains of $30 and $49 on the sales of rural telephone exchanges during the first six months of 1996 and 1995, respectively.

Effective January 1, 1996, the Company adopted SFAS No. 121 (See Footnote A), which among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 related to the cumulative effect of change in accounting principle.

Increased income at the Company is attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with accelerating business growth. Further offsetting the effects of higher demand were costs associated with continuing service-improvement initiatives, expenditures related to new business initiatives and flood conditions in the Pacific Northwest during the first quarter of 1996.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (Continued)

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 4.8 percent for the first half of 1996. EBITDA also excludes the gains on sales of certain rural telephone exchanges in 1996 and 1995. The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles.

Operating Revenues

An analysis of changes in the Company's operating revenues follows:







                                       Higher                                  Increase     Increase
Six Months Ended                        (Lower)   (Higher)                      (Decrease)  (Decrease)
June 30,                 1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent

Local service          $2,324  $2,126  $    17   $     (5)  $   194   $   (8)  $      198         9.3
Interstate access       1,248   1,180      (33)        (7)      110       (2)          68         5.8
Intrastate access         379     372      (15)         -        24       (2)           7         1.9
Long-distance network     568     593       (5)         -       (15)      (5)         (25)       (4.2)
Other services            329     304        -          -         -       25           25         8.2
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $4,848  $4,575  $   (36)  $    (12)  $   313   $    8   $      273         6.0
                       ======  ======  ========  =========  ========  =======  ===========  ==========




Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 586,000, or 4.0 percent during the last 12 months, of which 228,000 is attributed to second lines. Second line installations increased 32 percent during the past year. Access line growth was 4.9 percent when adjusted for sales of approximately 124,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new product and service offerings, such as caller identification and call waiting. Local service revenues from new product and service offerings were approximately $80 in the first half of 1996, an increase of approximately 120 percent compared to the same period last year.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Revenues (Continued)

Higher revenues from interstate access services resulted from access line growth and an increase of 9.5 percent in interstate billed access minutes of use. The increased volume of business was partially offset by the effects of price reductions and refunds. Intrastate access revenues increased slightly due to higher demand, largely offset by the effects of price reductions.

Long-distance network revenues decreased primarily due to the effects of competition, rate reductions and the implementation of a multiple toll carrier plan (MTCP) in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the six months ended June 30, 1996 was long-distance revenue losses of $6, offset by increases in intrastate access revenues of $1 and decreases in other operating expenses (i.e. access expense) of $6.

Excluding  the  effects  of the MTCP, long-distance network revenues decreased
3.2 percent for six months ended June 30, 1996. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, which became effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging services and increases in inside wire services.

Costs and Expenses









                               Six Months Ended   Six Months Ended
                               June 30,           June 30,
                                                                     Percent
                                            1996               1995  Change
Employee-related expenses      $           1,677  $           1,497     12.0
Other operating expenses                     762                756      0.8
Taxes other than income taxes                192                207     (7.2)
Depreciation and amortization              1,024                992      3.2
Interest expense                             204                186      9.7
Other expense - net                           15                 33    (54.5)




Employee-related expenses increased $180 compared to the prior year. This increase is primarily attributable to continued efforts to meet the requirements associated with accelerating business growth, service-improvement initiatives and new business initiatives.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs and Expenses (Continued)

Salaries and wages increased employee-related expenses by approximately $73 over the prior year, primarily due to inflation-driven base wage increases. The increase is also attributable to absorbing certain employee transfers from affiliate companies during 1995. Salaries and wages were reduced through restructuring; however, costs associated with employee transfers, along with other workforce additions needed to meet the increased business growth and service-improvement initiatives, have offset these benefits.

Overtime payments and contract labor increased approximately $85 over the prior year. The increase in contract labor is primarily due to increased network operations costs incurred to meet accelerating business growth and marketing organization costs associated with the implementation of new products and services. Additionally, approximately $15 of this increase is attributable to severe flooding in Washington and Oregon during the first quarter of 1996. Partially offsetting the increase in employee-related expenses was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

The increase in other operating expenses is primarily due to increased uncollectibles, higher advertising costs and greater materials and supplies expense. Offsetting these increases were lower affiliate expenses and the effect of the MTCP implemented in Iowa in May of 1996. Taxes other than income taxes decreased primarily as a result of timing.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges and the adoption of SFAS No. 121.

Interest expense increased due to equal effects of slightly higher debt levels, as well as higher interest rates associated with refinancing commercial paper in the latter part of 1995.

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

Following are schedules of the costs and planned workforce reductions included in the Restructuring Plan:







                                        Actual   Actual   Estimate   Estimate
Restructuring Plan Costs                   1994     1995       1996       1997  Total
Cash expenditures:
  Employee separation (1)<F1>           $    19  $    76  $      33  $     127  $  255
  Systems development                       118      129        113          -     360
  Real estate                                50       66         14          -     130
  Relocation                                 21       21         20         13      75
  Retraining and other                        8       23         22          7      60
                                        -------  -------  ---------  ---------  ------
Total cash expenditures                     216      315        202        147     880
Remaining 1991 plan employee costs (1)       56        -          -          -      56
                                        -------  -------  ---------  ---------  ------
Total                                   $   272  $   315  $     202  $     147  $  936
                                        =======  =======  =========  =========  ======

<F1>
(1) Employee separation costs, including the balance of the 1991 restructuring reserve at
     December 31, 1993 aggregate $311.









                      Actual  Actual  Estimate(1)<F1>  Estimate(1)<F1>
Workforce Reductions    1994    1995             1996             1997  Total
Employee separations
  Managerial             497     682              202            1,357   2,738
  Occupational         1,683   1,643              798            3,138   7,262
                      ------  ------  ---------------  ---------------  ------
Total                  2,180   2,325            1,000            4,495  10,000
                      ======  ======  ===============  ===============  ======

<F1>
(1) Certain of the workforce reductions scheduled for 1997 may occur in 1996. The Restructuring Plan is expected to be substantially complete by the end of 1997.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Charge (Continued)

Employee separation costs include severance payments, health-care coverage and postemployment education benefits associated with the planned reduction of 10,000 employees. System development costs include new systems and the application of enhanced system functionality to existing single-purpose systems to provide integrated, end-to-end customer service. Real estate costs include preparation costs for the new service centers. The Company has consolidated its 560 customer service centers into 26 centers in 10 cities. The relocation and retraining costs are related to moving employees to the new service centers and retraining employees on the methods and systems required in the new, restructured mode of operation.Progress Under The Restructuring
Plan:

Following is a reconciliation of restructuring activity during the first six months of 1996:







                         Reserve Balance     First half      Reserve Balance
                         December 31, 1995    1996 Activity  June 30, 1996
Employee separations
  Managerial             $               63  $           12  $             51
  Occupational                           97               9                88
                         ------------------  --------------  ----------------
Total separations                                       160               139

Systems development
  Service delivery                       44              18                26
  Service assurance                      26               3                23
  Capacity provisioning                  42              17                25
  All other                               1               1                 -
                         ------------------  --------------  ----------------
Total systems                           113              39                74

Real estate                              14               3                11
Relocation                               33               2                31
Retraining and other                     29               9                20
                         ------------------  --------------  ----------------
Total                    $              349  $           74  $            275
                         ==================  ==============  ================

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring Charge (Continued)

Progress Under The Restructuring Plan (Continued):







                                                First half   Cumulative
                             1994         1995         1996  Separations
                      Separations  Separations  Separations  June 30, 1996
Employee separations
  Managerial                  497          682          190          1,369
  Occupational              1,683        1,643          261          3,587
                      -----------  -----------  -----------  -------------
Total                       2,180        2,325          451          4,956
                      ===========  ===========  ===========  =============



Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for reconsideration, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2)
misconduct.    The  PSC's  initial  order  denied  a  refund  request  from interexchange carriers and other parties related to the Tax Reform Act of 1986. This action is still in the discovery process. If a formal filing - made in accordance with the remand from the Supreme Court - alleges that the exceptions apply, the range of possible risk is $0 to $155.

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contingencies (Continued)

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

Regulatory Environment

On August 1, 1996, the Federal Communications Commission ("FCC") established a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provision of the Telecommunications Act of 1996. The FCC's order relies heavily on the states to develop specific rates and procedures consistent with the FCC's general rules. Included in the order are stipulations that require local exchange carriers ("LECs") to: a) provide interconnection to any requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis;
c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS") are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service. The Company is evaluating the effects of the order.

Form 10-Q - Part I     U S WEST Communications, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Other Items

In connection with the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (See "Contingencies"), U S WEST Communications' debt securities have been placed on rating watch by Duff & Phelps. U S WEST Communications' senior unsecured debt and commercial paper ratings have also been lowered by Standard and Poor's in connection with a February 27, 1996, announcement by U S WEST, Inc. of a planned merger with Continental Cablevision, Inc. The senior unsecured debt was lowered to A-plus from AA-minus and the commercial paper was lowered to A-1 from A-1-plus. The credit rating of U S WEST Communications' debt securities was reaffirmed by Moody's and is under review by Fitch.



Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange and intralata toll markets, (ii) changes in demand for products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses as a result of unusually rapid in-region growth, (iv) the gain or loss of significant customers, and (v) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market.

Form 10-Q - Part II     U S WEST Communications, Inc.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits







Exhibit No.
- ------------------------------------------------------------------

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST
     Communications, Inc.

27   Financial Data Schedule

(b)  Reports on Form 8-K Filed During the Second Quarter of 1996:

(i) Form 8-K report dated April 4, 1996, concerning changes in the registrant's certifying accountant.



Form 10-Q - Part II     U S WEST Communications, Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     U S WEST Communications, Inc


     /s/  Allan R. Spies
     ____________________________
     Allan R. Spies
     Vice President and Controller

August 12, 1996