Form 10-Q
period 1996-09-30
U S WEST COMMUNICATIONS INC
filed 1996-11-13
CIK 68622

=====================================================================
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

              For the Quarterly Period Ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X  No  __
=====================================================================

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

                                  FORM 10-Q
                              TABLE OF CONTENTS





Item                                                                   Page
----                                                                   ----
      PART I - FINANCIAL INFORMATION
1.    Financial Statements
      Consolidated Statements of Income -
      Three and Nine Months Ended September 30, 1996 and 1995             3
      Consolidated Balance Sheets -
      September 30, 1996 and December 31, 1995                            4
      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995                       5
      Notes to Consolidated Financial Statements                          6
2.    Management's Analysis - (Reduced disclosure format pursuant to
      General Instruction H(2))                                           8





    PART II - OTHER INFORMATION
1.  Legal Proceedings                 18
6.  Exhibits and Reports on Form 8-K  18

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.
CONSOLIDATED  STATEMENTS  OF  INCOME  (Unaudited)





Dollars in millions                   Three Months     Three Months      Nine Months      Nine Months
------------------------------------  ---------------  ----------------  ---------------  ----------------
                                      Ended            Ended             Ended            Ended
                                      ---------------  ----------------  ---------------  ----------------
                                      Sept. 30, 1996   Sept. 30, 1995    Sept. 30, 1996   Sept. 30, 1995
                                      ---------------  ----------------  ---------------  ----------------
Operating revenues:
   Local service                      $         1,208  $         1,105   $         3,532  $         3,231
   Interstate access service                      606              594             1,854            1,774
   Intrastate access service                      192              186               571              558
   Long-distance network services                 272              298               840              891
   Other services                                 178              151               507              455
                                      ---------------  ----------------  ---------------  ----------------
Total operating revenues                        2,456            2,334             7,304            6,909

Operating expenses:
   Employee-related expenses                      848              780             2,525            2,277
   Other operating expenses                       386              403             1,148            1,159
   Taxes other than income taxes                   92               92               284              299
   Depreciation and amortization                  541              507             1,565            1,499
                                      ---------------  ----------------  ---------------  ----------------
Total operating expenses                        1,867            1,782             5,522            5,234
                                      ---------------  ----------------  ---------------  ----------------

Income from operations                            589              552             1,782            1,675

Interest expense                                  104               98               308              284
Gains on sales of rural telephone
      exchanges                                     2               34                51              112
Other expense -  net                               10               10                25               43
                                      ---------------  ----------------  ---------------  ----------------
Income before income taxes,
   extraordinary item and
   cumulative effect of change
   in accounting principle                        477              478             1,500            1,460
Provision for income taxes                        183              173               574              543
                                      ---------------  ----------------  ---------------  ----------------
Income before extraordinary item
   and cumulative effect of change
   in accounting principle                        294              305               926              917

Extraordinary item:
   Early extinguishment of debt
   - net of tax                                     -               (5)                -               (5)
                                      ---------------  ----------------  ---------------  ----------------
Income before cumulative effect of
   change in accounting principle                 294              300               926              912


Cumulative effect of change in
   accounting principle - net of tax                -                -                34                -
                                      ---------------  ----------------  ---------------  ----------------
NET INCOME                            $           294  $           300   $           960  $           912
                                      ===============  ================  ===============  ================


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

CONSOLIDATED  BALANCE  SHEETS  (Unaudited)





Dollars in millions                              September 30, 1996    December 31, 1995
-----------------------------------------------  --------------------  -------------------
ASSETS
Current assets:
   Cash and cash equivalents                     $                94   $              191
   Accounts and notes receivable - net                         1,533                1,546
   Inventories and supplies                                      124                  142
   Deferred tax asset                                            213                  240
   Prepaid and other                                              60                   43
                                                 --------------------  -------------------
Total current assets                                           2,024                2,162
                                                 --------------------  -------------------

Gross property, plant and equipment                           31,936               30,988
Accumulated depreciation                                      18,204               17,540
                                                 --------------------  -------------------
Property, plant and equipment - net                           13,732               13,448
Other assets                                                     759                  740
                                                 --------------------  -------------------
Total assets                                     $            16,515   $           16,350
                                                 ====================  ===================

LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities:
   Short-term debt                               $             1,107   $              995
   Accounts payable                                              664                  864
   Employee compensation                                         255                  281
   Current portion of restructuring charge                       202                  270
   Other                                                       1,282                1,081
                                                 --------------------  -------------------
Total current liabilities                                      3,510                3,491
                                                 --------------------  -------------------

Long-term debt                                                 5,375                5,411
Postretirement and other postemployment benefit
   obligations                                                 2,293                2,316
Deferred taxes, credits and other                              1,351                1,386

Shareowner's equity:
   Common shares - one share without par value                 7,603                7,348
   Cumulative deficit                                         (3,617)              (3,602)
                                                 --------------------  -------------------
Total shareowner's equity                                      3,986                3,746
                                                 --------------------  -------------------
Total liabilities and shareowner's equity        $            16,515   $           16,350
                                                 ====================  ===================


Contingencies  (See  Note  B  to  the  Consolidated  Financial  Statements)

See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS    (Unaudited)





Dollars in millions                                  Nine Months Ended    Nine Months Ended
---------------------------------------------------  -------------------  ------------------
                                                     Sept. 30, 1996       Sept. 30, 1995
                                                     -------------------  ------------------
OPERATING ACTIVITIES
   Net income                                        $              960   $             912
   Adjustments to net income:
      Depreciation and amortization                               1,565               1,499
      Gains on sales of rural telephone exchanges                   (51)               (112)
      Cumulative effect of change in accounting
           principle - net of tax                                   (34)                  -
      Deferred income taxes and amortization
         of investment tax credits                                   (8)                120
    Changes in operating assets and liabilities:
       Restructuring payments                                      (114)               (253)
       Postretirement medical and life costs
          - net of cash fundings                                    (28)               (159)
       Accounts and notes receivable                                  5                (188)
       Inventories, supplies and other
           current assets                                            (2)                (49)
       Accounts payable and accrued liabilities                      83                 (48)
    Other - net                                                       9                  17
                                                     -------------------  ------------------
    Cash provided by operating activities                         2,385               1,739
                                                     -------------------  ------------------

INVESTING ACTIVITIES
   Expenditures for property, plant
       and equipment                                             (1,883)             (1,696)
   Proceeds from sales of rural telephone exchanges                 130                 162
   Payments on disposals of property, plant and
     equipment                                                       (1)                 (2)
                                                     -------------------  ------------------
   Cash (used for) investing activities                          (1,754)             (1,536)
                                                     -------------------  ------------------

FINANCING ACTIVITIES
   Net proceeds from issuance of short-term debt                    257                 406
   Proceeds from issuance of long-term debt                          16                 495
   Repayments of long-term debt                                    (271)               (248)
   Dividends paid on common stock                                  (965)               (905)
   Equity infusions from
       U S WEST Communications Group                                235                   -
                                                     -------------------  ------------------
   Cash (used for) financing activities                            (728)               (252)
                                                     -------------------  ------------------

CASH AND CASH EQUIVALENTS
   Decrease                                                         (97)                (49)
   Beginning balance                                                191                 114
                                                     -------------------  ------------------
   Ending balance                                    $               94   $              65
                                                     ===================  ==================


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Nine Months Ended September 30, 1996 and 1995
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and is an indirect wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

The Consolidated Financial Statements have been prepared by the Company, pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the interim SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

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

New  Accounting  Standard  (Continued)

December 31, 1995. As a result of adopting SFAS No. 121, depreciation expense for the nine months ended September 30, 1996 was reduced by $21 ($13 after tax). In 1996, depreciation expense will decrease approximately $25 as a result of adopting SFAS No. 121. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural exchange sales.

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

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The Company expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the Company's future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Results  of  Operations

Comparative details of income before extraordinary item and cumulative effect of change in accounting principle for the nine months ended September 30 follow:





                                                 Nine Months Ended   Nine Months Ended   Percent
                                                 ------------------  ------------------  -------
                                                 Sept. 30, 1996      Sept. 30, 1995      Change
                                                 ------------------  ------------------  -------
Income before extraordinary item and cumulative
   effect of change in accounting principle      $              926  $              917      1.0


Income before extraordinary item and cumulative effect of change in accounting principle for the nine-month period ended September 30, 1996, adjusted to exclude certain nonoperating items, was $882, an increase of $35, or 4.1 percent, compared with the same period in 1995. The adjustments include the 1996 current year-to-date impact of $13 from adopting SFAS No. 121 and gains of $31 and $70 on the sales of rural telephone exchanges during 1996 and 1995, respectively.

Effective January 1, 1996, the Company adopted SFAS No. 121 (See Note A) which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), related to the cumulative effect of change in accounting principle.

Increased income at the Company is primarily attributable to higher demand for services. Partially offsetting the effects of higher demand was an increase in costs incurred to address the requirements associated with increased business growth and continuing service-improvement initiatives. Further offsetting the effects of higher demand were third quarter 1996 costs associated with the discontinuance of the Omaha broadband video service trial.

Increased demand for the Company's services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of
5.5 percent for the nine-month period ended September 30, 1996. EBITDA also excludes gains on sales of certain rural telephone exchanges in 1996 and 1995.
 The Company believes EBITDA is an important indicator of the operational strength of the business. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating  Revenues

An  analysis  of  changes  in  the  Company's  operating  revenues  follows:





                                       Higher                                  Increase     Increase
                                       --------                                -----------  ----------
Nine Months Ended                       (Lower)  Higher                         (Decrease)  (Decrease)
---------------------                  --------  ---------                     -----------  ----------
September 30,            1996    1995  Prices    Refunds    Demand    Other    Dollars      Percent
---------------------  ------  ------  --------  ---------  --------  -------  -----------  ----------

Local service          $3,532  $3,231  $    19   $     (4)  $   301   $  (15)  $      301         9.3
Interstate access       1,854   1,774      (43)       (46)      174       (5)          80         4.5
Intrastate access         571     558      (17)         -        32       (2)          13         2.3
Long-distance network     840     891       (6)        (1)      (28)     (16)         (51)       (5.7)
Other services            507     455        -          -         -       52           52        11.4
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $7,304  $6,909  $   (47)  $    (51)  $   479   $   14   $      395         5.7
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local service revenues increased principally as a result of higher demand for services. Total reported access lines increased 633,000, or 4.3 percent during the last 12 months, of which 234,000 is attributed to second lines. Second line installations increased 31.4 percent during the past year. Access line growth was 5.1 percent when adjusted for sales of approximately 116,000 rural telephone access lines during the last 12 months. Also contributing to the increase in local service revenues was expanded growth in new central office features such as caller identification, last call return and continuous redial. Local service revenues from these features were approximately $130, an increase of over 100 percent as compared to 1995.

Higher revenues from interstate access services resulted from access line growth and an increase of 8.9 percent in interstate billed access minutes of use for the nine-month period ended September 30, 1996. The increased volume of business was partially offset by the effects of price reductions and sharing related accruals for refunds to interexchange carriers. Intrastate access revenues increased slightly primarily due to higher demand partially offset by the effects of price reductions.

Long-distance network service revenues decreased by 5.7 percent, compared with the same period in 1995, primarily due to the effects of competition and the implementation of a multiple toll carrier plan ("MTCP") in Iowa in May 1996. The MTCP allows independent telephone companies to act as toll carriers. The impact of the MTCP for the nine-month period ended September 30, 1996 was long-distance revenue losses of $16, offset by an increase in intrastate access revenues of $2 and a decrease in other operating expenses (i.e., access expense) of $13.

Form 10-Q - Part I
          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating  Revenues  (Continued)

Excluding the effects of the MTCP, long-distance network service revenues decreased 3.9 percent for the nine-month period ended September 30, 1996. Erosion of long-distance revenue will continue due to the loss of exclusivity of 1+ dialing in Minnesota, effective in February 1996, and in Arizona, effective in April 1996.

Revenues from other services increased primarily as a result of continued market penetration in voice messaging service and increases in inside wire service.

Future revenues at the Company may be affected by pending regulatory actions in local regulatory jurisdictions.

Costs  and  Expenses





                               Nine Months Ended    Nine Months Ended    Percent
                               -------------------  -------------------  --------
                               September 30, 1996   September 30, 1995   Change
                               -------------------  -------------------  --------
Employee-related expenses      $             2,525  $             2,277     10.9
Other operating expenses                     1,148                1,159     (0.9)
Taxes other than income taxes                  284                  299     (5.0)
Depreciation and amortization                1,565                1,499      4.4
Interest expense                               308                  284      8.5
Other expense - net                             25                   43    (41.9)


Employee-related expenses increased $248 compared to the prior year. The increase is primarily attributable to continued efforts to meet the requirements associated with increased business growth and service-improvement initiatives.

Salaries and wages increased employee-related expenses by approximately $119 over the prior year primarily due to inflation-driven wage increases. The increase is also attributable to absorbing certain employee transfers from affiliate companies during 1995. Salaries and wages were reduced through employee reductions associated with the Company's restructuring program; however, costs associated with employee transfers, along with other workforce additions needed to meet increased business growth and service-improvement initiatives, have offset these benefits.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs  and  Expenses  (Continued)

Contract labor increased approximately $115 for the nine-month period ended September 30, 1996. The increase was primarily due to increased network operations costs incurred to meet increased business growth and marketing organization costs associated with the implementation of new products and services. Also contributing to the increase was $6 of third-quarter 1996 costs related to the discontinuance of the Omaha broadband video service trial.

Approximately $15 of the increase in employee-related expenses (i.e., contract labor and overtime) was attributed to severe flooding in Washington and Oregon in the first quarter of 1996. Partially offsetting the increase in employee-related expenses was a reduction in the postretirement benefits accrual and lower travel and conference expenses.

The slight decrease in other operating expenses is primarily attributable to lower affiliate costs and reduced access expense of which a portion related to the implementation of the MTCP in Iowa in May 1996. Increased uncollectible expense, higher advertising costs and greater materials and supplies expense partially offset these decreases. Also partially offsetting was an $11 third-quarter 1996 charge related to the discontinuance of the Omaha broadband video service trial.

Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of rural telephone exchanges, and the effects of adopting SFAS No.
121.   Interest expense increased primarily due to higher average debt levels.

Provision  for  Income  Taxes





                            Nine Months Ended    Nine Months Ended    Percent
                            -------------------  -------------------  -------
                            September 30 1996    September 30 1995    Change
                            -------------------  -------------------  -------
Provision for income taxes  $              574   $              543       5.7
Effective tax rate                        38.3%                37.2%        -


The increase in the effective tax rate resulted primarily from higher income before income taxes and lower amortization of the investment tax credit.

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

Following  is  a  schedule  of  the  costs included in the Restructuring Plan:





Restructuring Plan Costs                Actual 1994   Actual 1995   Estimate 1996   Estimate 1997   Total
--------------------------------------  ------------  ------------  --------------  --------------  ------
Cash expenditures:
  Employee separation (1) <F1>          $         19  $         76  $           82  $          106  $  283
  Systems development                            118           129             113               -     360
  Real estate                                     50            66              14               -     130
  Relocation                                      21            21               5               -      47
  Retraining and other                             8            23              22               7      60
                                        ------------  ------------  --------------  --------------  ------
Total cash expenditures                          216           315             236             113     880
Remaining 1991 plan employee costs (1)            56             -               -               -      56
                                        ------------  ------------  --------------  --------------  ------
Total                                   $        272  $        315  $          236  $          113  $  936
                                        ============  ============  ==============  ==============  ======

<F1>
(1)  Employee  separation  costs,  including the balance of the 1991 restructuring reserve at December 31,
1993,  aggregate  $339.


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

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring  Charge  (Continued)

The timing and mix of employee separations has been changed. Managerial and occupational employee separations under the Restructuring Plan are estimated to be 3,670 and 6,330, respectively, as compared with previous estimates of 2,738 and 7,262. As a result of this change, the currently estimated cost for employee separations is $339, compared with $311 as previously estimated. The cost increase will be funded through a transfer from the reserve for employee relocations.

Additionally, 1,000 employee separations previously scheduled for 1997 will occur in 1996. Accordingly, estimated employee separation costs increased by $49 in 1996, of which $21 was transferred from 1997 and $28 was reallocated from the reserve for employee relocations. Following are current estimates of employee separations and separation costs:





Employee Separations  Actual 1994  Actual 1995  Estimate 1996  Estimate 1997  Total
--------------------  -----------  -----------  -------------  -------------  ------
Managerial                    497          682          1,435          1,056   3,670
Occupational                1,683        1,643            565          2,439   6,330
                      -----------  -----------  -------------  -------------  ------
Total                       2,180        2,325          2,000          3,495  10,000
                      ===========  ===========  =============  =============  ======





Employee Separation Costs  Actual 1994(1) <F1>   Actual 1995   Estimate 1996   Estimate 1997   Total
-------------------------  --------------------  ------------  --------------  --------------  ------
Managerial                 $                  5  $         30  $           69  $           49  $  153
Occupational                                 14            46              13              57     130
                           --------------------  ------------  --------------  --------------  ------
Total                                        19            76              82             106     283
Remaining 1991 reserve                       56             -               -               -      56
                           --------------------  ------------  --------------  --------------  ------
Total                      $                 75  $         76  $           82  $          106  $  339
                           ====================  ============  ==============  ==============  ======

<F1>
(1)    Includes  the  remaining employees and the separation amounts associated with the balance of a
1991  restructuring  reserve  at  December  31,  1993.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Restructuring  Charge  (Continued)

Progress  Under  the  Restructuring  Plan:

Following is a reconciliation of restructuring reserve activity during the first nine months of 1996:





                         Reserve Balance     First Nine Months    Change in Relocation/    Reserve Balance
                         ------------------  -------------------  -----------------------  -------------------
                         December 31, 1995        1996 Activity   Employee Separation      September 30, 1996
                         ------------------  -------------------  -----------------------  -------------------
                                                                  Amounts (1)<F1>
                                                                  -----------------------
Employee separations
  Managerial             $               63  $              (28)  $                   55   $                90
  Occupational                           97                 (11)                     (27)                   59
                         ------------------  -------------------  -----------------------  -------------------
Total separations                       160                 (39)                      28                   149

Systems development
  Service delivery                       44                 (26)                       -                    18
  Service assurance                      26                  (7)                       -                    19
  Capacity provisioning                  42                 (22)                       -                    20
  All other                               1                   -                        -                     1
                         ------------------  -------------------  -----------------------  -------------------
Total systems                           113                 (55)                       -                    58
Real estate                              14                  (4)                       -                    10
Relocation                               33                  (2)                     (28)                    3
Retraining and other                     29                 (14)                       -                    15
                         ------------------  -------------------  -----------------------  -------------------
Total                    $              349  $             (114)  $                    -   $               235
                         ==================  ===================  =======================  ===================

<F1>
(1)    As  a result of the change in the estimated mix of total employee separations, $27 was transferred from the  occupational  to  the managerial employee separation reserve.  Additionally, $28 was reallocated from the relocation  reserve  to  the  managerial  employee  separation  reserve.








                             1994         1995  First Nine Months  Cumulative
                      -----------  -----------  -----------------  --------------
                      Separations  Separations   1996 Separations  Separations At
                      -----------  -----------  -----------------  --------------
                                                                   Sept. 30, 1996
                                                                   --------------
Employee separations
  Managerial                  497          682                549           1,728
  Occupational              1,683        1,643                444           3,770
                      -----------  -----------  -----------------  --------------
Total                       2,180        2,325                993           5,498
                      ===========  ===========  =================  ==============

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

On April 11, 1996, the WUTC acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision made on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The Company expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the Company's future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Regulatory  Environment

On August 8, 1996, the Federal Communications Commission ("FCC") established a framework of detailed national rules that will enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act of 1996. Included in the order are requirements that
local  exchange  carriers  ("LECs"):    a)  provide  interconnection  to  any
requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC; b) provide unrestricted access to network services on an unbundled basis; c) provide physical collocation of equipment necessary for interconnection at the incumbent LEC's premises, unless physical collocation is not practical for technical reasons or because of space limitations; and d) offer for resale any telecommunications services that the LEC provides at retail to subscribers who
are  not  telecommunications  carriers.    The  order  also  stipulates  that
commercial mobile radio service operators ("CMRS") are entitled to reciprocal compensation arrangements and that a LEC may not charge a CMRS provider for terminating LEC-originated traffic. The FCC's order continues to provide for access charge recovery by LECs from interexchange carriers until it further evaluates the issues of access charge reform and universal service.

The FCC order also established rigid costing and pricing rules which, from the Company's perspective, significantly impede negotiations with new entrants, State Public Utility Commission ("PUC") interconnection rulemakings, and interconnection arbitrations. U S WEST appealed the FCC order and sought a stay of portions of the order, including certain pricing provisions, pending appellate review. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued its order granting a stay of all the pricing provisions of the FCC order. The stay does not postpone implementation of the Telecommunications Act of 1996. Rather the effect of the stay is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitrations without the PUCs being limited in their consideration of relevant costs.

Subsequently, the FCC and certain interexchange carriers requested the United States Supreme Court ("Supreme Court") to review and vacate the Eighth Circuit
stay.    On  October  31,  1996,  the  Supreme  Court  denied these requests.
Thereafter, the FCC and certain interexchange carriers petitioned the Supreme Court for further consideration of vacating the stay. On November 12, 1996, the Supreme Court rejected these further petitions. Thus, the Eighth Circuit stay will remain in effect until modified by that court or until the appeal is resolved. A decision on the appeal is expected by May 1997. The order's impact on the Company's future results is unknown.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other  Items

During October 1996, the Company's credit ratings were lowered in connection with the regulatory uncertainty surrounding the WUTC's $91.5 rate reduction order (See "Contingencies") and U S WEST's planned merger with Continental Cablevision, Inc. Duff & Phelps lowered the senior unsecured debt rating to AA-minus and reaffirmed the D-1-plus commercial paper rating. Fitch lowered the senior unsecured debt rating to A-plus and the commercial paper rating to F-1.

The Company and the other regional Bell operating companies ("RBOCs") continue to explore the disposal of their interests in Bell Communications Research Inc. ("Bellcore"), one-seventh of which is owned by the Company. The majority of the Company's research and development activities are currently conducted at Bellcore. Following such disposal, Bellcore and other third parties will provide research and development and other services to the Company on a contract basis.


Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange and intralata toll markets, (ii) changes in demand for products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses as a result of unusually rapid in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions and (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market.

Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

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

On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending a decision on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The Company expects its appeal to be successful and plans not to accrue any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the Company's future results of operations. The Company expects the Court to rule on the appeal in November 1996.

Item  6.    Exhibits  and  Reports  on  Form  8-K

(a)    Exhibits





Exhibit No.
-----------

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

27           Financial Data Schedule


(b)    Reports  on  Form  8-K  Filed  During  the  Third  Quarter  of  1996:





(i)  No reports on Form 8-K were filed.

Form  10-Q  -  Part  II          U  S  WEST  Communications,  Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     /S/    ALLAN  R.  SPIES

     U  S  WEST  Communications,  Inc.
     Allan  R.  Spies
     Vice  President  and  Controller

November  13,  1996