Form 10-K405
period 1996-12-31
U S WEST COMMUNICATIONS INC
filed 1997-03-28
CIK 68622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                    OR

/ /                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                                     SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE TRANSITION PERIOD FROM TO

                                      COMMISSION FILE NUMBER 1-3040

                         U S WEST COMMUNICATIONS, INC.

A COLORADO CORPORATION   IRS EMPLOYER NO.
                            84-0273800

 1801 CALIFORNIA STREET, DENVER, COLORADO
                  80202
     TELEPHONE NUMBER (303) 896-3099

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

    THE REGISTRANT, AN INDIRECT, WHOLLY OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ***

*** Not applicable in that registrant is an indirect, wholly owned subsidiary.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

   ITEM                                        DESCRIPTION                                       PAGE
   -----     -------------------------------------------------------------------------------     -----
                                                 PART I

        1.   Business.......................................................................           1
        2.   Properties.....................................................................           1
        3.   Legal Proceedings..............................................................           1
        4.   Submission of Matters to a Vote of Security Holders............................           2

                                                 PART II

        5.   Market for the Registrant's Common Equity and Related Stockholder Matters......           2
        6.   Selected Financial Data........................................................           2
        7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................           2
        8.   Consolidated Financial Statements and Supplementary Data.......................           2
        9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...................................................................           2

                                                PART III

       10.   Directors and Executive Officers of the Registrant.............................           2
       11.   Executive Compensation.........................................................           2
       12.   Security Ownership of Certain Beneficial Owners and Management.................           2
       13.   Certain Relationships and Related Transactions.................................           3

                                                 PART IV

       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................           3

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS.

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

    The principal types of telecommunications services offered by the Company are (i) local telephone services, (ii) exchange access services (which connects customers to the facilities of carriers, including long-distance providers and wirelss operators), and (iii) long-distance network services within Local Access and Transport Areas ("LATAs") in the Region. For the year ended December 31, 1996, local service, exchange access service and intraLATA long-distance network service accounted for 49 percent, 33 percent and 11 percent, respectively, of the total operating revenues of the Company. At December 31, 1996, the Company had approximately 15,424,000 telephone network access lines in service, a 4.3 percent increase over year-end 1995. Excluding the effect of the sales of approximately 113,000 rural telephone access lines during 1996, access lines increased 5.0 percent over year-end 1995. In 1996, revenues from a single customer, AT&T, accounted for approximately 11 percent of the total operating revenues of the Company.

ITEM 2.  PROPERTIES.

    The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1996, the percentage distribution of total net telephone plant by major category for the Company follows:

a.         Connecting lines not on customers' premises....................         38%
           Telephone network equipment (primarily central office
b.           equipment)...................................................         39%
c.         Land and buildings (occupied principally by central offices)...         12%
d.         General purpose computers and other............................         11%

    At December 31, 1996, substantially all of the installations of central office equipment were located in buildings owned by the Company situated on land which it owns in fee, while many garages, and administrative and business offices, were in leased quarters.

    Total investment in telephone plant increased to $32.5 billion at December 31, 1996, from $31.0 billion at December 31, 1995, after giving effect to retirements, but before deducting accumulated depreciation. The Company's 1996 capital expenditures of $2.8 billion were substantially devoted to the continued modernization of telephone plant, to improve customer services and to accommodate additional line capability in several states. 1997 capital expenditures are anticipated to be $2.5 billion and the majority of these are expected to be financed through internally generated funds.

ITEM 3.  LEGAL PROCEEDINGS.

    With respect to lawsuits, proceedings and other claims pending at year end, it is the opinion of management that after final disposition, any monetary liability or financial impact to the Company beyond that provided at year end, would not be material to the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

    Omitted pursuant to General Instruction J(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Omitted pursuant to General Instruction J(2). See "Management's Analysis of the Results of Operations." Reference is made to the information set forth on pages 6 through 13.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages 16 through 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Coopers & Lybrand L.L.P. served as the Company's independent auditor, and Arthur Andersen LLP served as the primary auditing firm for major subsidiaries within U S WEST Media Group, from 1984 to 1995. In view of the targeted stock structure that U S WEST adopted in 1995, U S WEST determined, following a recommendation of the Audit Committee, that it is more efficient and effective for U S WEST to have a single firm perform the auditing function for its entire business, including the Company.

    During the Company's fiscal years ended December 31, 1995 and December 31, 1994, the reports of Coopers & Lybrand L.L.P. on the Company's financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during such fiscal years and the interim periods thereafter: (1) no disagreements with Coopers & Lybrand L.L.P. occurred on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements; (2) no reportable events involving Coopers & Lybrand L.L.P. occurred that must be disclosed under applicable securities laws; and (3) the Company did not consult with Arthur Andersen LLP on items that concerned the application of accounting principles to a specific transaction, either completed or proposed, or on the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Omitted pursuant to General Instruction J(2).

ITEM 11.  EXECUTIVE COMPENSATION.

    Omitted pursuant to General Instruction J(2).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Omitted pursuant to General Instruction J(2).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted pursuant to General Instruction J(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this report:

                                                                                                     PAGE
                                                                                               ----------------
(1)        Reports of Independent Accountants................................................   14 through 15
(2)        Consolidated Financial Statements and Supplementary Data..........................
           Consolidated Statements of Operations for the years ended December 31, 1996, 1995
                 and 1994....................................................................         16
           Consolidated Balance Sheets as of December 31, 1996 and 1995......................         17
           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995
                 and 1994....................................................................         18
           Notes to Consolidated Financial Statements........................................   19 through 30
(3)        Consolidated Financial Statement Schedule
           II -- Valuation and Qualifying Accounts...........................................         31

Financial statement schedules other than those listed above have been omitted because the required information is contained in the Consolidated Financial Statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K

        U S WEST Communications filed the following reports on Form 8-K during the fourth quarter of 1996:

    (i) report dated November 25, 1996, relating to a press release issued by U S WEST Communications, Inc. entitled "U S WEST Communications Receives a King County Superior Court Decision in Washington State Rate Order Appeal." In addition, on November 26, 1996, U S WEST Communications, Inc. issued a press release entitled "U S WEST Communications To Continue Appeal of Washington State Rate Order."

(c) Exhibits

        Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission ("SEC"), are incorporated herein by referenced as exhibits hereto.

 EXHIBIT
  NUMBER
----------
  (2a)      Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company.
            (Incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No.
            1-3040).

  (2b)      Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone
            Company. (Incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991,
            File No. 1-3040).

 EXHIBIT
  NUMBER
----------
  4         No instrument which defines the rights of holders of long and intermediate term debt of the
            Registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
 (10a)      Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST Inc., and certain of their affiliated companies, including The
            Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific
            Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for
            the period ended December 31, 1983, File No. 1-3040).
 (10b)      Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and
            Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and
            Telegraph Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No.
            1-3040).
 (10c)      Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The
            Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to
            Form 10-K for the period ended December 31, 1983, File No. 1-3040).
 (10d)      Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The
            Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10e to
            Form 10-K for the period ended December 31, 1983, File No. 1-3040).
 (10e)      Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for
            the period ended December 31, 1983, File No. 1-3040).
 (10f)      Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements dated as of
            November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain
            States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).
 (10g)      Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation,
            Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation,
            Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation
            and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1984, File No.
            1-3040).
 (10h)      Shareholders' Agreement dated as of January 1, 1988, between Ameritech Services, Inc., Bell
            Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company,
            Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph
            Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit
            10h to Form SE dated March 5, 1992, File No. 1-3040).
 12         Computation of Ratio of Earnings to Fixed Charges.
 23         Consent of Independent Accountants.
 24         Power of Attorney.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 28, 1997.

                                          U S WEST COMMUNICATIONS, INC.

                                          By        /s/ MICHAEL P. GLINSKY

                                            ------------------------------------

                                                     Michael P. Glinsky
                                               ACTING CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Solomon D. Trujillo*                      President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Michael P. Glinsky                        Acting Chief Financial Officer

DIRECTORS:

/s/ Michael P. Glinsky

/s/ Solomon D. Trujillo*

*By         /s/ MICHAEL P. GLINSKY
      --------------------------------------
             Michael P. Glinsky
           (AS ATTORNEY-IN-FACT)

Dated: March 28, 1997

                 (This page has been left blank intentionally.)

                         U S WEST COMMUNICATIONS, INC.

               MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) different than anticipated competition from new entrants into the local exchange and intraLATA toll markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) different than anticipated employee levels, capital expenditures, and operating expenses as a result of unusually rapid, in-region growth, (iv) the gain or loss of significant customers, (v) pending regulatory actions in state jurisdictions, and (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market.

RESULTS OF OPERATIONS -- 1996 COMPARED WITH 1995

    Following are details of the Company's reported net income for 1996 and 1995, normalized to exclude the effects of certain nonoperating items.

                                                                                                       INCREASE (DECREASE)
                                                                                                       --------------------
                                                                                   1996       1995         $          %
                                                                                 ---------  ---------  ---------  ---------
Reported net income............................................................  $   1,267  $   1,211  $      56        4.6
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges..................................        (36)       (85)        49       57.6
  Cumulative effect of change in accounting principle(1).......................        (34)    --            (34)    --
  Current year effect of change in accounting principle(1).....................        (15)    --            (15)    --
  Recapitalization costs.......................................................     --              8         (8)    --
  Early extinguishment of debt.................................................     --              8         (8)    --
                                                                                 ---------  ---------  ---------        ---
Normalized income..............................................................  $   1,182  $   1,142  $      40        3.5
                                                                                 ---------  ---------  ---------        ---
                                                                                 ---------  ---------  ---------        ---

------------------------------

(1) Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See the Consolidated Financial Statements -- Note 2 -- Property, Plant and Equipment.

    The Company's 1996 normalized income was $1,182, an increase of $40, or 3.5 percent, compared with $1,142 in 1995. The increase in normalized income is primarily attributable to demand for services, evidenced by revenue growth of
5.9 percent. Partially offsetting the increased demand are higher costs incurred to address business growth, service-improvement initiatives and costs related to new business opportunities.

    The Company expects net income growth in the core business to be partially offset by cost increases related to growth initiatives such as wireless Personal Communications Services ("PCS"). Net income growth could also be impacted by costs related to implementing the interconnection requirements and other provisions of the Telecommunications Act of 1996. However, the net income impact will depend on the nature and timing of the requirements, and the type of recovery mechanisms provided for by the Federal Communications Commission ("FCC") and state commissions. (See "Regulatory Environment.")

    Increased demand for services resulted in growth in earnings before interest, taxes, depreciation, amortization and other ("EBITDA") of 6.0 percent in 1996. EBITDA also excludes gains on sales of certain rural telephone exchanges in 1996 and 1995. The Company believes EBITDA is an important indicator of the operational strength of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

    Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a one-time gain of $34 (net of tax of $22), related to the cumulative effect of change in accounting principle. See the Consolidated Financial Statements --
Note 2 -- Property, Plant and Equipment.

    During 1995, the Company refinanced $145 of long-term debt. Expenses associated with the refinancing resulted in extraordinary charges of $8, net of tax benefits of $5.

OPERATING REVENUES

    An analysis of operating revenues follows:

                                                                                                                          INCREASE
                                                                                                   LOWER                  (DECREASE)
                                                                                      PRICE      (HIGHER)                 ---------
                                                  1996       1995       DEMAND       CHANGES      REFUNDS       OTHER         $
                                                ---------  ---------  -----------  -----------  -----------  -----------  ---------
Local service.................................  $   4,770  $   4,344   $     413    $      27    $       8    $     (22)  $     426
Interstate access.............................      2,507      2,378         250          (48)         (69)          (4)        129
Intrastate access.............................        770        747          45          (16)      --               (6)         23
Long-distance network.........................      1,100      1,189         (53)          (7)          (1)         (28)        (89)
Other services................................        684        626      --           --           --               58          58
                                                ---------  ---------       -----        -----        -----        -----   ---------
Total.........................................  $   9,831  $   9,284   $     655    $     (44)   $     (62)   $      (2)  $     547
                                                ---------  ---------       -----        -----        -----        -----   ---------
                                                ---------  ---------       -----        -----        -----        -----   ---------


                                                    %
                                                ---------
Local service.................................        9.8
Interstate access.............................        5.4
Intrastate access.............................        3.1
Long-distance network.........................       (7.5)
Other services................................        9.3
                                                      ---
Total.........................................        5.9
                                                      ---
                                                      ---

    Approximately 60 percent of the Company's revenues are derived from the states of Arizona, Colorado, Minnesota and Washington. Approximately 29 percent of the access lines in service are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1996, business access lines grew 7.6 percent while residential access lines increased 4.0 percent, when adjusted for the 1996 sales of rural telephone access lines.

    The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. During 1996, revenues from new product and service offerings were approximately $808, an increase of 51 percent as compared with 1995. These revenues primarily consist of caller identification, voice messaging, digital switched services and high-speed data network transmission services.

    Local service revenues include local telephone exchange, local private line and public telephone services. The 9.8 percent increase in local service revenues is primarily attributable to growth in access lines and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 629,000 during 1996, or 4.3 percent, of which 244,000 is attributed to second lines. Second line installations increased 30.5 percent compared with 1995. Access lines grew by

742,000, or 5.0 percent, when adjusted for sales of approximately 113,000 rural telephone access lines during 1996.

    Access charges are collected primarily from interexchange carriers for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 30 percent of access revenues and 11 percent of total revenues are derived from providing access services to AT&T.

    Higher revenues from interstate access services were driven by access line growth and an increase of 8.9 percent in interstate billed access minutes of use. The increased business volume was partially offset by the effects of price reductions and sharing related accrued refunds to interexchange carriers. The Company reduced prices for interstate access services in both 1996 and 1995 as a result of FCC orders and competitive pressures. Intrastate access revenues increased primarily due to higher demand partially offset by the effects of price reductions.

    Long-distance revenues are derived from calls made within the LATA boundaries of the Region. During 1996, long-distance revenues decreased 7.5 percent, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in May and October 1996, respectively. The MTCPs essentially allow independent telephone companies to act as toll carriers. The 1996 impact of the MTCPs was a $27 reduction in long-distance revenues, offset by increases in intrastate access revenues of $5 and decreases in other operating expenses (i.e., access expense) of $21. Similar changes in other states are scheduled to occur in 1997, though the impact on 1997 net income is not expected to be material.

    Excluding the effects of the MTCPs, long-distance revenues decreased 5.2 percent. Long-distance revenues have declined over the last several years as customers have migrated to interexchange carriers that have the ability to offer long-distance services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the interexchange carriers. The Company expects erosion in long-distance revenue to continue in 1997 due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued dial-around activity in other states within the Region, though management expects the decline to be less than in 1996. The Company is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

    Revenues from other services primarily consist of voice messaging services, inside wire maintenance services, billing and collection services provided to interexchange carriers, and high-speed data transmission services.

    During 1996, revenues from other services increased $58, or 9.3 percent, primarily as a result of continued market penetration in voice messaging services and increased inside wire maintenance services.

    Future revenues at the Company may be affected by pending regulatory actions in federal and local regulatory jurisdictions. (See "Regulatory Environment.")

COSTS AND EXPENSES

                                                                                                      INCREASE (DECREASE)
                                                                                                      --------------------
                                                                                  1996       1995         $          %
                                                                                ---------  ---------  ---------  ---------
Employee-related expenses.....................................................  $   3,377  $   3,079  $     298        9.7
Other operating expenses......................................................      1,574      1,587        (13)      (0.8)
Taxes other than income taxes.................................................        379        371          8        2.2
Depreciation and amortization.................................................      2,101      2,022         79        3.9
Interest expense..............................................................        414        386         28        7.3
Other expense -- net..........................................................         44         58        (14)     (24.1)

    Employee-related expenses include salaries and wages (including both basic and performance-based pay), overtime, benefits (including pension and health care), payroll taxes and contract labor. During 1996, total employee-related expenses increased $298 primarily due to continued efforts to address increased business growth, service-improvement initiatives and new business opportunities. Salaries and wages and contract labor, which increased by $133 and $177, respectively, in 1996, are the two primary factors that impact employee-related expenses. Salaries and wages increased primarily due to inflation-driven and contractual wage increases, as well as absorbing certain employee transfers from affiliate companies during 1995. The contract labor increase supported the increased business growth and the additional marketing organization costs related to the launch of new products and services. Employee-related expenses also include approximately $15 for contract labor and overtime as a result of flooding in Washington and Oregon in first-quarter 1996. Partially offsetting these increases was a reduction in postretirement benefits costs due to changes in actuarial assumptions and favorable costs trends, lower conference and travel expenses and decreased overtime as a result of accelerated cost reduction efforts in the latter half of 1996.

    The Company will add a certain number of employees to address the needs of new business opportunities such as wireless PCS. Costs related to these work force additions could partially offset the benefits of employee separations achieved through restructuring. (See "Restructuring Charge.")

    Other operating expenses include access charges paid to independent local exchange carriers (incurred for the routing of long-distance traffic through their facilities), network software expenses and other general and administrative costs. During 1996, other operating expenses decreased primarily due to lower affiliate costs and reduced access expense, a portion of which relates to the 1996 implementation of the MTCPs in Iowa and Nebraska. Partially offsetting the decrease were higher advertising and bad debt expenses. The decrease was also partially offset by a reserve adjustment associated with billing and collection activities performed for interexchange carriers and a charge related to the discontinuance of the Omaha broadband video service trial.

    Taxes other than income taxes, which consist primarily of property taxes, were relatively flat as compared with 1995. In fourth-quarter 1996, taxes other than income taxes increased by $23, or 31.9 percent, due to favorable property tax valuations and mill levies recognized during fourth-quarter 1995.

    The increase in depreciation and amortization expense is attributed to the effects of a higher depreciable asset base, partially offset by the effects of 1995 sales of certain rural telephone exchanges and the adoption of SFAS No. 121.

    Interest expense increased primarily due to higher average debt levels and a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

PROVISION FOR INCOME TAXES

                                                                                                                 INCREASE
                                                                                                           --------------------
                                                                                       1996       1995         $          %
                                                                                     ---------  ---------  ---------  ---------
Provision for income taxes.........................................................  $     768  $     698  $      70       10.0
Effective tax rate.................................................................       38.4%      36.4%    --         --

    The increase in the effective tax rate resulted primarily from the effects of lower investment tax credit amortization combined with the effects of a research and experimentation credit recorded in 1995.

RESTRUCTURING CHARGE

    In 1993, the Company incurred an $880 restructuring charge (pretax). The related restructuring plan (the "Restructuring Plan"), which is expected to be substantially complete by the end of 1997, is designed to provide faster, more responsive customer services, while reducing the costs of providing these services. Following is a schedule of the incurred costs that were included in the Restructuring Plan:

                                                                                      ACTUAL                ESTIMATE
                                                                          -------------------------------  -----------
                                                                            1994       1995       1996        1997        TOTAL
                                                                          ---------  ---------  ---------  -----------  ---------
Employee separation.....................................................  $      19  $      76  $     102   $      86   $     283
Systems development.....................................................        118        129         91          22         360
Real estate.............................................................         50         66          8           6         130
Relocation..............................................................         21         21          5      --              47
Retraining and other....................................................          8         23         20           9          60
                                                                          ---------  ---------  ---------       -----   ---------
Total...................................................................  $     216  $     315  $     226   $     123   $     880
                                                                          ---------  ---------  ---------       -----   ---------
                                                                          ---------  ---------  ---------       -----   ---------

    Employee separation costs include severance payments, health-care coverage and postemployment education benefits. Under the Restructuring Plan, the Company anticipates the separation of 10,000 employees. Annual employee separations and employee-separation amounts under the Restructuring Plan follow:

                                                                                  ACTUAL                ESTIMATE
                                                                      -------------------------------  -----------
                                                                        1994       1995       1996        1997        TOTAL
                                                                      ---------  ---------  ---------  -----------  ---------
Employee separations................................................      2,180      2,325      2,667       2,828      10,000
Employee-separation amounts.........................................  $      75  $      76  $     102   $      86   $     339

OTHER ITEMS

    On November 15, 1996, Continental Cablevision, Inc. was merged into a wholly owned subsidiary of U S WEST (the "Continental Merger"). The Continental Merger and the regulatory uncertainty surrounding the Washington State Utilities and Transportation Commission's $91.5 rate reduction order (see the Consolidated Financial Statements -- Note 11 -- Contingencies) have resulted in a general downgrading of the Company's credit ratings. The Company's senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Aa3, A-plus and AA-minus, and P1, A1 and D-1-plus, respectively, at December 31, 1996.

REGULATORY ENVIRONMENT

THE TELECOMMUNICATIONS ACT OF 1996

    The Telecommunications Act of 1996 (the "Telecommunications Act") replaces the Modification of Final Judgment, the antitrust consent decree entered into in 1984 in connection with the divestiture by AT&T of its local telephone business and the formation of U S WEST and the other Regional Bell Operating Companies ("RBOCs"). The Telecommunications Act permits local telephone companies, long-distance carriers and cable television companies to enter each others' lines of business. The RBOCs will be permitted to provide interLATA long-distance services by opening their local networks to facilities-based competition and satisfying a detailed list of requirements, including providing interconnection and number portability. The Telecommunications Act also lifts the ban on cross-ownership between cable television and telephone companies, thereby permitting the RBOCs to enter into the cable business within their respective service regions so long as such entry is not achieved through the purchase of existing cable companies, except in rural communities. The Telecommunications Act also reaffirms the concept of universal service and directs the FCC and state regulators to determine universal service funding policy. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of large portions of the Telecommunications Act.

    On August 8, 1996, the FCC issued an order (the "FCC Order") establishing a framework of minimum national rules that will enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act. Key provisions that relate to the Company and other local exchange carriers ("LECs") include:

    - Providing interconnection to any requesting telecommunications carrier at any technically feasible point, equal in quality to that provided by the incumbent LEC.

    - Providing unrestricted access to network services on an unbundled basis.

    - Providing physical collocation of equipment necessary for interconnection at the incumbent LEC, unless physical collocation is not practical for technical reasons or because of space limitations.

    - Offering for resale any telecommunications services that the LEC provides at retail to subscribers who are not telecommunications carriers.

    - Reciprocal compensation arrangements for wireline and wireless local service providers.

    The FCC Order also established rigid costing and pricing rules which, from U S WEST's perspective, significantly impede negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings. U S WEST appealed the FCC Order and sought a stay of certain of its provisions, including certain pricing provisions, pending appellate review. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued its order granting a stay of all the pricing provisions of the FCC Order. The stay does not postpone implementation of the Telecommunications Act. Rather, the effect of the stay is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitration proceedings without the PUCs being limited in their consideration of relevant costs.

    Subsequently, the FCC and certain interexchange carriers requested the United States Supreme Court (the "Supreme Court") to review and vacate the Eighth Circuit stay. On October 31, 1996, the Supreme Court denied these requests. Thereafter, the FCC and certain interexchange carriers petitioned the Supreme Court for further consideration of vacating the stay. On November 12, 1996, the Supreme Court rejected these further petitions. Thus, the Eighth Circuit stay will remain in effect until modified by that court or until the appeal is resolved. A decision on the appeal is expected by May 1997.

    The Telecommunications Act will drive key public policy initiatives of the Company in 1997. These include:

    - INTERCONNECTION PROCEEDINGS. Despite the FCC Order being stayed by the Eighth Circuit, interconnection proceedings throughout local regulatory jurisdictions are continuing. At December 31, 1996, the Company had completed 25 state arbitrations in 11 states. An additional 32 arbitrations were pending throughout the Region and 41 parties were still in negotiations with the Company. The Company advocates that LECs have the right to recover fully the costs of providing interconnection services and that they must not be placed at a competitive disadvantage as local and long-distance markets are opened to competition. The Company is aggressively defending its views in arbitrations and, when necessary, in the courts. The Company cannot provide assurance that it will be able to fully recover its costs related to providing interconnection services.

    - FEDERAL ACCESS REFORM. In December 1996, the FCC issued a Notice of Proposed Rulemaking related to the pricing, terms and conditions for long-distance carriers to access LEC networks. The FCC has alternatively proposed a regulatory approach that entails scheduled fee reductions or a market-based approach that would allow competition to determine access pricing. The Company advocates a market-based approach that would permit LECs to gradually reduce access charges as new sources of revenue are developed through the expansion of wholesale and retail services and in conjunction with interstate and intrastate rate rebalancing that would eliminate implicit subsidies. The Company expects new rules to be issued by May 1997, with implementation of the new rules to occur over a three- to four-year period.

    - UNIVERSAL SERVICE. The Telecommunications Act requires the FCC and state jurisdictions to preserve universally available and affordable local telephone service for low-income and high-cost area customers through an explicit subsidy. A federal-state joint board issued recommendations on universal service policy during fourth-quarter 1996. Funding recommendations include an assessment on service providers' gross telecommunications service revenues net of payments to other carriers. The Company advocates that universal service support be based on the smallest, high-cost geographic areas that are reasonably identifiable and that funding occur through a pass-through surcharge on retail revenues. The Company expects new FCC rules on universal service to be issued by May 1997.

    - LEGISLATIVE INITIATIVES. Key legislative initiatives in local regulatory jurisdictions in 1997 include: (1) achieving accelerated capital recovery;
      (2) rebalancing local service prices to cover actual costs; and (3) eliminating subsidies.

    Due to legal and regulatory uncertainties, the impact of the Telecommunications Act on the Company's future results is unknown.

OTHER REGULATORY ISSUES

    The Company's interstate services have been subject to price cap regulation since January 1991. Price caps are an alternative form of regulation designed to limit prices rather than profits. The FCC's price cap plan (the "Price Cap Plan") includes sharing of earnings in excess of authorized levels. The Price Cap Plan has resulted in reduced access prices paid by interexchange carriers to LECs.

    The price cap index for most services is annually adjusted for inflation, productivity level and exogenous costs. The Price Cap Plan provides for three productivity options, including a no-sharing option, and for increased flexibility for adjusting prices downward in response to competition. In 1996 and 1995, the Company selected the lowest productivity option in determining prices. Current FCC deliberations on access charge reform and universal service will likely impact the nature and duration of the interim rules on price cap regulation.

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: (1) unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $155 at December 31, 1996.

    On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's rate request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

    On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending its decision on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. On November 25, 1996, the Court ruled in favor of the WUTC. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. The Company expects the State Supreme Court's review to begin in the second quarter of 1997.

    The Company expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.:

    We have audited the accompanying consolidated balance sheet of U S WEST Communications, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Communications, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II on page 31 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The Year 1996 information on this schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1997.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.:

    We have audited the consolidated Balance Sheet of U S WEST Communications, Inc. as of December 31, 1995, and the consolidated Statements of Operations and Cash Flows for each of the two years in the period ended December 31, 1995. In addition, we have audited the 1995 and 1994 information contained in the consolidated financial statement schedule of U S WEST Communications, Inc. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S WEST Communications, Inc. as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Denver, Colorado
February 12, 1996

                         U S WEST COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
                                                                                            (DOLLARS IN MILLIONS)
Operating revenues:
  Local service......................................................................  $   4,770  $   4,344  $   4,067
  Interstate access service..........................................................      2,507      2,378      2,269
  Intrastate access service..........................................................        770        747        729
  Long-distance network services.....................................................      1,100      1,189      1,329
  Other services.....................................................................        684        626        604
                                                                                       ---------  ---------  ---------
    Total operating revenues.........................................................      9,831      9,284      8,998

Operating expenses:
  Employee-related expenses..........................................................      3,377      3,079      2,930
  Other operating expenses...........................................................      1,574      1,587      1,653
  Taxes other than income taxes......................................................        379        371        378
  Depreciation and amortization......................................................      2,101      2,022      1,887
                                                                                       ---------  ---------  ---------
    Total operating expenses.........................................................      7,431      7,059      6,848
                                                                                       ---------  ---------  ---------

Income from operations...............................................................      2,400      2,225      2,150
Interest expense.....................................................................        414        386        331
Gains on sales of rural telephone exchanges..........................................         59        136         82
Other expense -- net.................................................................         44         58         20
                                                                                       ---------  ---------  ---------
Income before income taxes, extraordinary item and cumulative
 effect of change in accounting principle............................................      2,001      1,917      1,881
Provision for income taxes...........................................................        768        698        706
                                                                                       ---------  ---------  ---------
Income before extraordinary item and cumulative effect of change in accounting
 principle...........................................................................      1,233      1,219      1,175
Extraordinary item -- early extinguishment of debt -- net of tax.....................     --             (8)    --
                                                                                       ---------  ---------  ---------
Income before cumulative effect of change in accounting principle....................      1,233      1,211      1,175
Cumulative effect of change in accounting principle -- net of tax....................         34     --         --
                                                                                       ---------  ---------  ---------
NET INCOME...........................................................................  $   1,267  $   1,211  $   1,175
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS)
Current assets:
  Cash and cash equivalents.................................................................  $      92  $     191
  Accounts and notes receivable, less allowance for
    credit losses of $37 and $30, respectively..............................................      1,550      1,546
  Inventories and supplies..................................................................        109        142
  Deferred tax asset........................................................................        152        240
  Prepaid and other.........................................................................         57         43
                                                                                              ---------  ---------
Total current assets........................................................................      1,960      2,162
                                                                                              ---------  ---------
Gross property, plant and equipment.........................................................     32,451     30,988
Less accumulated depreciation...............................................................     18,522     17,540
                                                                                              ---------  ---------
Property, plant and equipment -- net........................................................     13,929     13,448
Other assets................................................................................        743        740
                                                                                              ---------  ---------
Total assets................................................................................  $  16,632  $  16,350
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
  Short-term debt...........................................................................  $     834  $     995
  Accounts payable..........................................................................        998        864
  Employee compensation.....................................................................        308        281
  Dividends payable.........................................................................        307        299
  Current portion of restructuring charge...................................................        123        270
  Advanced billing and customer deposits....................................................        250        223
  Accrued property taxes....................................................................        193        194
  Other.....................................................................................        438        365
                                                                                              ---------  ---------
Total current liabilities...................................................................      3,451      3,491
                                                                                              ---------  ---------
Long-term debt..............................................................................      5,375      5,411
Postretirement and other postemployment benefit obligations.................................      2,347      2,316
Deferred income taxes.......................................................................        807        749
Unamortized investment tax credits..........................................................        173        199
Deferred credits and other..................................................................        419        438

Contingencies

Shareowner's equity
  Common shares -- one share without par value, owned by parent.............................      7,677      7,348
  Cumulative deficit........................................................................     (3,617)    (3,602)
                                                                                              ---------  ---------
Total shareowner's equity...................................................................      4,060      3,746
                                                                                              ---------  ---------
Total liabilities and shareowner's equity...................................................  $  16,632  $  16,350
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                         (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income........................................................................  $   1,267  $   1,211  $   1,175
Adjustments to net income:
  Depreciation and amortization...................................................      2,101      2,022      1,887
  Gains on sales of rural telephone exchanges.....................................        (59)      (136)       (82)
  Cumulative effect of change in accounting principle.............................        (34)    --         --
  Deferred income taxes and amortization of investment tax credits................         99        158        223
Changes in operating assets and liabilities:
  Restructuring payments..........................................................       (226)      (315)      (272)
  Postretirement medical and life costs, net of cash fundings.....................         25        (93)      (198)
  Accounts receivable.............................................................        (12)       (96)       (59)
  Inventories, supplies and other current assets..................................          6        (45)       (53)
  Accounts payable and accrued liabilities........................................        146         24       (116)
Other -- net......................................................................         25         27         (4)
                                                                                    ---------  ---------  ---------
Cash provided by operating activities.............................................      3,338      2,757      2,501
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment....................................     (2,392)    (2,437)    (2,230)
Proceeds from sales of rural telephone exchanges..................................        174        214         93
Proceeds from (payments on) disposals of property, plant and equipment............         15        (18)         3
                                                                                    ---------  ---------  ---------
Cash (used for) investing activities..............................................     (2,203)    (2,241)    (2,134)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
Proceeds from (repayments of) short-term debt -- net..............................        158       (778)       342
Proceeds from issuance of long-term debt..........................................         23      1,647        251
Repayments of long-term debt......................................................       (466)      (327)      (285)
Dividends paid on common stock....................................................     (1,259)    (1,037)    (1,172)
Equity infusions from U S WEST Communications Group...............................        310         56        544
                                                                                    ---------  ---------  ---------
Cash (used for) financing activities..............................................     (1,234)      (439)      (320)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
Increase (decrease)...............................................................        (99)        77         47
Beginning balance.................................................................        191        114         67
                                                                                    ---------  ---------  ---------
Ending balance....................................................................  $      92  $     191  $     114
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of U S WEST Communications, Inc., and its wholly owned subsidiaries (the "Company"). The Company is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST"). The Company was formed as a result of the January 1, 1991, merger of The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company. The merger was accounted for as a transfer of assets among entities under common control similar to that of a pooling-of-interests.

    Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

    INDUSTRY SEGMENT. The Company primarily provides telecommunications services to more than 25 million residential and business customers in the Company's region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered by the Company include local telephone services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within Local Access and Transport Areas ("LATAs") in the Region. The Company provides other products and services, including caller identification, voice messaging, digital switched services and high-speed data network transmission services.

    Approximately 60 percent of the Company's revenues are derived from the states of Arizona, Colorado, Minnesota and Washington.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the Company's services is provided to AT&T. During 1996, 1995 and 1994, revenues related to those services provided to AT&T were $1,046, $1,085 and $1,130, respectively. Related accounts receivable at December 31, 1996 and 1995 totaled $89 and $91, respectively. As of December 31, 1996, the Company is not aware of any other significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact operations.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

    INVENTORIES AND SUPPLIES. New and reusable materials of the Company are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value.

    PROPERTY, PLANT AND EQUIPMENT. The investment in property, plant and equipment is carried at cost, less accumulated depreciation. Additions, replacements and substantial betterments are capitalized. Costs for normal repair and maintenance of property, plant and equipment are expensed as incurred.

    The Company's provision for depreciation of property, plant and equipment is based on various straight-line group methods using remaining useful (economic) lives based on industry-wide studies. The

                         U S WEST COMMUNICATIONS, INC.

Company discontinued accounting for its regulated telephone operations under Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1993. The average depreciable lives used for the major categories of telephone property, plant and equipment follow:

                                                                               AVERAGE LIFE
CATEGORY                                                                          (YEARS)
--------------------------------------------------------------------------  -------------------
General purpose computers.................................................           6
Digital switch............................................................          10
Digital circuit...........................................................          10
Aerial copper cable.......................................................          15
Underground copper cable..................................................          15
Buried copper cable.......................................................          20
Fiber cable...............................................................          20
Buildings.................................................................         27-49

    When the depreciable property, plant and equipment of the Company is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation.

    Interest related to qualifying construction projects is capitalized and is reflected as a reduction of interest expense. Amounts capitalized by the Company were $31, $39 and $36 in 1996, 1995 and 1994, respectively.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are expensed. Capitalized computer software costs of $187 and $181 at December 31, 1996 and 1995, respectively, are recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $81, $69 and $61 in 1996, 1995 and 1994, respectively.

    FINANCIAL INSTRUMENTS. Net interest accrued on interest rate swaps is recognized over the life of the swaps as an adjustment to interest expense. Gains and losses incurred on executed forward U.S. Treasury Bond contracts, used to lock in the U.S. Treasury rate component of future debt issues, are deferred and recognized as an adjustment to interest expense over the life of the underlying debt. At December 31, 1996, deferred credits of $8 and deferred charges of $50 on the closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are being recognized as a yield adjustment over the life of the debt, which matures at various dates through 2043.

    Currency swaps entered into to convert foreign debt to dollar-denominated debt are combined with the foreign currency debt and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    REVENUE RECOGNITION. Local telephone service revenues are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from exchange access and long-distance network services are billed and recorded monthly as services are provided.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits of the Company are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    The Company is included in the consolidated federal income tax returns of U S WEST. The Company recognizes federal income tax expense based upon a pro-rata allocation agreement with U S WEST. Under

                         U S WEST COMMUNICATIONS, INC.

the agreement, the Company is allocated income tax consequences or benefits based upon its pro-rata contribution to the consolidated group's taxable income, deductions and credits. The amount of federal income tax expense recognized by the Company is not significantly different than an amount computed on a stand-alone basis.

    The Company is included in combined state tax returns filed by U S WEST. The Company recognized state income tax expense based upon a stand-alone allocation policy with U S WEST.

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE"). Charges relating to research, development and maintenance of existing technologies performed by Bellcore, of which the Company has a one-seventh ownership interest, were $97, $95, and $122 in 1996, 1995 and 1994, respectively.

    In fourth-quarter 1996, the Company and the other Regional Bell Operating Companies ("RBOCs") entered into an agreement to sell their interests in Bellcore. The sale is expected to be finalized in late 1997 after the RBOCs obtain the requisite regulatory approvals. Following the disposition, Bellcore and other third parties will provide research and development and other services to the Company on a contract basis.

    NEW ACCOUNTING STANDARD. In 1996, U S WEST adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. See Note 2 -- Property, Plant and Equipment -- to the Consolidated Financial Statements.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------
Land and buildings..........................................................  $   2,372  $   2,413
Telephone network equipment.................................................     12,893     12,019
Telephone outside plant.....................................................     13,148     12,353
General purpose computers and other.........................................      3,440      3,437
Construction in progress....................................................        598        766
                                                                              ---------  ---------
                                                                                 32,451     30,988
                                                                              ---------  ---------
Less accumulated depreciation
  Buildings.................................................................        690        675
  Telephone network equipment...............................................      7,742      7,221
  Telephone outside plant...................................................      8,221      7,851
  General purpose computers and other.......................................      1,869      1,793
                                                                              ---------  ---------
                                                                                 18,522     17,540
                                                                              ---------  ---------
Property, plant and equipment -- net........................................  $  13,929  $  13,448
                                                                              ---------  ---------
                                                                              ---------  ---------

    In 1996, the Company sold certain rural telephone exchanges with a cost basis of $243. The Company received consideration for the sales of $306, including $174 in cash. In 1995, the Company sold certain rural telephone exchanges with a cost basis of $258 and received consideration for the sales of $388, including $214 in cash.

                         U S WEST COMMUNICATIONS, INC.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
ADOPTION OF SFAS NO. 121

    Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of tax of $22) from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. The carrying values of the rural telephone exchange assets being held for sale approximates $144 and $338 at December 31, 1996 and 1995, respectively. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24. The combined effects of lower depreciation expense and the cumulative effect of adoption of the new standard will be directly offset by lower recognized gains on future rural telephone exchange sales.

NOTE 3: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
Notes payable:
  Commercial paper................................................................  $     701  $     542
  Current portion of long-term debt...............................................        133        453
                                                                                    ---------  ---------
Total.............................................................................  $     834  $     995
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The weighted average interest rate on commercial paper was 5.57 percent and
5.79 percent at December 31, 1996 and 1995, respectively.

    The Company maintains commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, the Company, which conducts its own borrowing activities, is permitted to borrow up to $600 under short-term lines of credit, all of which was available at December 31, 1996.

                         U S WEST COMMUNICATIONS, INC.

NOTE 3: DEBT (CONTINUED)
LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                           MATURITIES
                                                     -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                         1998       1999       2000       2001     THEREAFTER     1996       1995
---------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%...........................................  $      35  $  --      $      90  $  --       $     150   $     275  $     275
Above 5% to 6%.....................................        300     --         --             50         211         561        561
Above 6% to 7%.....................................     --             71        257        133       1,783       2,244      2,244
Above 7% to 8%.....................................     --         --         --         --           1,646       1,646      1,662
Above 8% to 9%.....................................     --         --         --         --             250         250        250
Above 9% to 10%....................................     --         --            175     --          --             175        175
Variable-rate debt indexed to three-month LIBOR and
 two- and ten-year constant maturity Treasury
 rates.............................................     --            155     --         --          --             155        180
                                                     ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                     $     335  $     226  $     522  $     183   $   4,040       5,306      5,347
                                                     ---------  ---------  ---------  ---------  -----------
                                                     ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other................                                                                 191        187
Unamortized discount -- net........................                                                                (122)      (123)
                                                                                                              ---------  ---------
Total..............................................                                                           $   5,375  $   5,411
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------

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

    Interest payments by the Company, net of amounts capitalized, were $422, $367 and $344 in 1996, 1995 and 1994, respectively.

INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the debt's interest variability. This is achieved through interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

                         U S WEST COMMUNICATIONS, INC.

NOTE 3: DEBT (CONTINUED)

    Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements. The net interest accrued under the interest rate swap is accounted for as an adjustment to interest expense.

    During 1995, the Company entered into currency swaps to convert Swiss franc-denominated debt to U.S. dollar-denominated debt. This allowed the Company to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps pertaining to the Company as of December 31, 1996 and 1995. Variable rates are indexed to three-month LIBOR and two- and ten-year constant maturity Treasury and 30-day commercial paper rates.

                                                 DECEMBER 31, 1996                                 DECEMBER 31, 1995
                                  ------------------------------------------------  ------------------------------------------------
                                                            WEIGHTED AVERAGE RATE                             WEIGHTED AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed...............   $     180     1997-1999        5.51        5.91   $     580     1996-1999        5.70        6.56
Currency........................         204     1999-2001      --            6.55         204     1999-2001      --            6.55

    The counterparties to swaps or other interest rate contracts are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company manages this exposure by monitoring the credit standing of the counterparty and establishing dollar and term limitations which correspond to the respective credit rating of each counterparty. The Company does not have significant exposure to an individual counterparty and does not anticipate nonperformance by any counterparty.

NOTE 4: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents, other current amounts receivable and payable and short-term debt approximate carrying values due to their short-term nature.

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

                                                                            DECEMBER 31,
                                                           ----------------------------------------------
                                                                    1996                    1995
                                                           ----------------------  ----------------------
                                                            CARRYING      FAIR      CARRYING      FAIR
                                                              VALUE       VALUE       VALUE       VALUE
                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................   $   6,209   $   6,160   $   6,406   $   6,700
Interest rate swap agreements -- assets..................      --             (17)     --             (19)
Interest rate swap agreements -- liabilities.............      --              10      --              17
                                                           -----------  ---------  -----------  ---------
Debt -- net..............................................   $   6,209   $   6,153   $   6,406   $   6,698
                                                           -----------  ---------  -----------  ---------
                                                           -----------  ---------  -----------  ---------

                         U S WEST COMMUNICATIONS, INC.

NOTE 5: RESTRUCTURING CHARGE

    In 1993, the Company incurred an $880 restructuring charge (pretax). The related restructuring plan, which is expected to be substantially complete by the end of 1997, is designed to provide faster, more responsive customer services, while reducing the costs of providing these services. Following is a schedule of the incurred costs that were included in the 1993 restructuring charge:

                                                                      ACTUAL                ESTIMATE
                                                          -------------------------------  -----------
                                                            1994       1995       1996        1997        TOTAL
                                                          ---------  ---------  ---------  -----------  ---------
Employee separation.....................................  $      19  $      76  $     102   $      86   $     283
Systems development.....................................        118        129         91          22         360
Real estate.............................................         50         66          8           6         130
Relocation..............................................         21         21          5      --              47
Retraining and other....................................          8         23         20           9          60
                                                          ---------  ---------  ---------       -----   ---------
Total...................................................  $     216  $     315  $     226   $     123   $     880
                                                          ---------  ---------  ---------       -----   ---------
                                                          ---------  ---------  ---------       -----   ---------

NOTE 6: LEASING ARRANGEMENTS

    The Company has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $161, $179 and $194 in 1996, 1995 and 1994, respectively. Minimum future lease payments as of December 31, 1996 under noncancelable operating leases follow:

YEAR
----------------------------------------------------------------------------------
1997..............................................................................  $     100
1998..............................................................................         98
1999..............................................................................         86
2000..............................................................................         76
2001..............................................................................         80
Thereafter........................................................................        501
                                                                                    ---------
Total.............................................................................  $     941
                                                                                    ---------
                                                                                    ---------

                         U S WEST COMMUNICATIONS, INC.

NOTE 7: SHAREOWNER'S EQUITY

    Following is a reconciliation of the Company's shareowner's equity:

                                                                    COMMON     CUMULATIVE
                                                                    SHARES       DEFICIT      TOTAL
                                                                  -----------  -----------  ---------
Balance at December 31, 1993....................................   $   6,742    $  (3,602)  $   3,140
  Net income....................................................      --            1,175       1,175
  Dividends declared............................................      --           (1,175)     (1,175)
  Equity infusions..............................................         544       --             544
                                                                  -----------  -----------  ---------
Balance at December 31, 1994....................................       7,286       (3,602)      3,684
                                                                  -----------  -----------  ---------
  Net income....................................................      --            1,211       1,211
  Dividends declared............................................      --           (1,211)     (1,211)
  Equity infusions..............................................          62       --              62
                                                                  -----------  -----------  ---------
Balance at December 31, 1995....................................       7,348       (3,602)      3,746
                                                                  -----------  -----------  ---------
  Net income....................................................      --            1,267       1,267
  Dividends declared............................................      --           (1,267)     (1,267)
  Equity infusions..............................................         329       --             329
  Other(1)......................................................      --              (15)        (15)
                                                                  -----------  -----------  ---------
Balance at December 31, 1996....................................   $   7,677    $  (3,617)  $   4,060
                                                                  -----------  -----------  ---------
                                                                  -----------  -----------  ---------

------------------------

(1)   During 1996, the Company absorbed an affilated company.

NOTE 8: EMPLOYEE BENEFITS

PENSION PLAN

    The Company participates in a defined benefit pension plan sponsored by U S WEST which covers substantially all management and occupational employees. Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. The projected unit credit method is used for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 ("ERISA") and no funding was required in 1996, 1995 or 1994. Net pension costs (credits) for 1996, 1995 and 1994 were $(5), $(2) and $0, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company participates in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with the Company's 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees. However, the Federal Communications Commission ("FCC") and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes, with most jurisdictions requiring funding as a stipulation for rate recovery.

                         U S WEST COMMUNICATIONS, INC.

NOTE 8: EMPLOYEE BENEFITS (CONTINUED)

    The Company uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. Net postretirement benefit costs for 1996, 1995 and 1994 were $147, $183 and $220, respectively. The amount funded by the Company is based on regulatory accounting requirements.

NOTE 9: INCOME TAXES

    The components of the provision for income taxes follow:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Federal:
  Current.........................................................................  $     576  $     467  $     415
  Deferred........................................................................        104        157        228
  Investment tax credits -- net...................................................        (29)       (38)       (47)
                                                                                    ---------  ---------  ---------
                                                                                          651        586        596
                                                                                    ---------  ---------  ---------
State and local:
  Current.........................................................................         93         73         68
  Deferred........................................................................         24         39         42
                                                                                    ---------  ---------  ---------
                                                                                          117        112        110
                                                                                    ---------  ---------  ---------
Provision for income taxes........................................................  $     768  $     698  $     706
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    Amounts paid for income taxes were $667, $530 and $551 in 1996, 1995 and 1994, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
                                                                                               (IN PERCENT)
Federal statutory tax rate..........................................................       35.0       35.0       35.0
Investment tax credit amortization..................................................       (0.8)      (1.3)      (1.6)
State income taxes -- net of federal effect.........................................        3.8        3.8        3.8
Other...............................................................................        0.4       (1.1)       0.3
                                                                                            ---        ---        ---
Effective tax rate..................................................................       38.4       36.4       37.5
                                                                                            ---        ---        ---
                                                                                            ---        ---        ---

                         U S WEST COMMUNICATIONS, INC.

NOTE 9: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability follow:

                                                                                     DECEMBER 31,
                                                                                 --------------------
                                                                                   1996       1995
                                                                                 ---------  ---------
Property, plant and equipment..................................................  $   1,501  $   1,431
State deferred taxes -- net of federal effect..................................        229        186
Other..........................................................................        336         64
                                                                                 ---------  ---------
    Deferred tax liabilities...................................................      2,066      1,681
                                                                                 ---------  ---------
Postemployment benefits, including pension.....................................        763        664
Restructuring and other........................................................         45        119
Unamortized investment tax credit..............................................         61         70
State deferred taxes -- net of federal effect..................................        156        130
Other..........................................................................        386        189
                                                                                 ---------  ---------
    Deferred tax assets........................................................      1,411      1,172
                                                                                 ---------  ---------
Net deferred tax liability.....................................................  $     655  $     509
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    The current portion of the deferred tax asset was $152 and $240 at December 31, 1996 and 1995, respectively, resulting primarily from restructuring charges and compensation-related items.

    At December 31, 1996 and 1995, the Company had outstanding taxes payable to U S WEST of $35 and $33, respectively.

NOTE 10: RELATED PARTY TRANSACTIONS

    The Company purchases various services, as noted below, from affiliated companies. The amount paid by the Company for these services is determined in accordance with FCC and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The cost of those services is billed to the Company.

    It is not practicable to provide a detailed estimate of the expenses which would be recognized on a stand-alone basis. However, the Company believes that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since the Company absorbs only a portion of the total costs.

                         U S WEST COMMUNICATIONS, INC.

NOTE 10: RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company's operations include the following charges for services:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
Project development and maintenance(1)....................................  $     129  $     178  $     266
Procurement...............................................................        102        120        114
Corporate services........................................................        108        117         97
Marketing services........................................................         74         74         66
Telecommunications........................................................         14         10         13
Leased office space.......................................................          8         10         12
Other.....................................................................         16         18         36
                                                                            ---------  ---------  ---------
Total.....................................................................  $     451  $     527  $     604
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

------------------------------

(1) Includes charges related to maintenance of existing technologies, and research and development performed by Bellcore.

NOTE 11: CONTINGENCIES

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: (1) unforeseen and extraordinary events, and (2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $155 at December 31, 1996.

    On April 11, 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. In February 1995, the Company sought to increase revenues by raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's requests for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's rate request, the Commission ordered approximately $91.5 in annual revenue reductions, effective May 1, 1996. Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase.

    On April 29, 1996, the Court stayed the rate decreases ordered by the WUTC. The Court granted the stay pending its decision on the Company's appeal. Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. On November 25, 1996, the Court ruled in favor of the WUTC. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. The Company expects the State Supreme Court's review to begin in the second quarter of 1997.

    The Company expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

                         U S WEST COMMUNICATIONS, INC.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1996
  Operating revenues.......................................................   $   2,408    $   2,440    $   2,456    $   2,527
  Income before income taxes and cumulative effect of change
    in accounting principle................................................         480          543          477          501
  Income before cumulative effect of change in accounting principle........         297          335          294          307
  Net income...............................................................         331          335          294          307

1995
  Operating revenues.......................................................   $   2,277    $   2,298    $   2,334    $   2,375
  Income before income taxes and extraordinary item........................         518          464          478          457
  Income before extraordinary item.........................................         323          289          305          302
  Net income...............................................................         323          289          300          299

    1996 first-quarter net income includes the cumulative and current effects of $34 and $5, respectively, from adopting SFAS No. 121. 1996 second-quarter net income includes $30 from gains on the sales of certain rural telephone exchanges and current effects of $5 from adopting SFAS No. 121. 1996 third-quarter net income includes $1 from a gain on the sales of certain rural telephone exchanges and current effects of $3 from adopting SFAS No. 121. 1996 fourth-quarter net income includes $5 from gains on the sales of certain rural telephone exchanges and current effects of $2 from adopting SFAS No. 121.

    1995 first-quarter net income includes $39 from gains on the sales of certain rural telephone exchanges. 1995 second-quarter net income includes $10 from gains on the sales of certain rural telephone exchanges. 1995 third-quarter net income includes $21 from gains on the sales of certain rural telephone exchanges and $5 for expenses associated with U S WEST's November 1, 1995 recapitalization. 1995 third-quarter net income also includes a charge of $5 for the early extinguishment of debt. 1995 fourth-quarter net income includes $15 from gains on the sales of certain rural telephone exchanges and other charges of $6, including an extraordinary charge of $3 for the early extinguishment of debt and $3 for expenses associated with the recapitalization.

                         U S WEST COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                          BALANCE AT                       CHARGED                       BALANCE
                                                           BEGINNING       CHARGED        TO OTHER                       AT END
                                                           OF PERIOD      TO EXPENSE      ACCOUNTS       DEDUCTIONS     OF PERIOD
                                                         -------------  --------------  -------------  --------------  -----------
ALLOWANCE FOR CREDIT LOSSES
  Year 1996............................................    $      30     $      89(a)        --         $      82(b)    $      37
  Year 1995............................................           28            66(a)        --                64(b)           30
  Year 1994............................................           27            55(a)        --                54(b)           28
RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING,
 INCLUDING FORCE AND FACILITY CONSOLIDATION
  Year 1996............................................          349          --             --               226             123
  Year 1995............................................          664          --             --               315             349
  Year 1994............................................          880          --             --               216             664
RESERVES RELATED TO 1991 BUSINESS RESTRUCTURING,
 INCLUDING FORCE REDUCTIONS
  Year 1996............................................       --              --             --              --            --
  Year 1995............................................       --              --             --              --            --
  Year 1994............................................           56          --             --                56          --

------------------------

Note: Certain reclassifications within the schedule have been made to conform to the current year presentation.

(a) Does not include amounts charged directly to expense. These amounts were $7, $6 and $10 for 1996, 1995 and 1994, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.