Form 10-Q
period 1997-03-31
U S WEST COMMUNICATIONS INC
filed 1997-05-14
CIK 68622

=====================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                   ---------
                                   FORM 10-Q
                                   ---------


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

                        Telephone Number (303) 896-3099

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X  No  __
                                                              -
=====================================================================






Form 10-Q - Part I
Part I              U S WEST Communications, Inc.


                                   FORM 10-Q
                               TABLE OF CONTENTS





Item                                                                  Page
----                                                                  ----
      PART I - FINANCIAL INFORMATION

1.    Financial Statements

      Consolidated Statements of Operations -
      Three Months Ended March 31, 1997 and 1996                         3

      Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996                               4

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1997 and 1996                         6

      Notes to Consolidated Financial Statements                         7

2.    Management's Analysis of the Results of Operations - (Reduced
      disclosure format pursuant to General Instruction H(2))            9


      PART II - OTHER INFORMATION

1.    Legal Proceedings                                                 15

6.    Exhibits and Reports on Form 8-K                                  15

Form  10-Q  -  Part  I





CONSOLIDATED  STATEMENTS OF   U S WEST COMMUNICATIONS, INC.
OPERATIONS (Unaudited)








                                                                  Three       Three
                                                                  Months      Months
                                                                  Ended       Ended
                                                                  March 31,   March 31,
Dollars in millions                                                     1997        1996
                                                                  ----------  ----------
Operating revenues:
   Local service                                                  $    1,231  $    1,145
   Interstate access service                                             687         622
   Intrastate access service                                             200         190
   Long-distance network services                                        250         290
   Other services                                                        179         161
                                                                  ----------  ----------
   Total operating revenues                                            2,547       2,408

Operating expenses:
   Employee-related expenses                                             806         813
   Other operating expenses                                              450         389
   Taxes other than income taxes                                         105          95
   Depreciation and amortization                                         522         511
                                                                  ----------  ----------
   Total operating expenses                                            1,883       1,808
                                                                  ----------  ----------

Income from operations                                                   664         600

Interest expense                                                          96         103
Gain on sale of rural telephone exchanges                                 18           -
Other expense - net                                                       22          17
                                                                  ----------  ----------

Income before income taxes and cumulative effect of
   change in accounting principle                                        564         480

Provision for income taxes                                               215         183
                                                                  ----------  ----------

Income before cumulative effect of change in
   accounting principle                                                  349         297

Cumulative effect of change in accounting principle - net of tax           -          34
                                                                  ----------  ----------

NET INCOME                                                        $      349  $      331
                                                                  ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED BALANCE SHEETS   U S WEST COMMUNICATIONS, INC.
(Unaudited)









                                           March 31,   December 31,
Dollars in millions                              1997           1996
-----------------------------------------  ----------  -------------

ASSETS

Current assets:
     Cash and cash equivalents             $       82  $          92
     Accounts and notes receivable  - net       1,489          1,550
     Inventories and supplies                     107            109
     Deferred tax asset                           122            152
     Prepaid and other                             74             57
                                           ----------  -------------

Total current assets                            1,874          1,960
                                           ----------  -------------


Gross property, plant and equipment            32,568         32,451
Less accumulated depreciation                  18,839         18,522
                                           ----------  -------------

Property, plant and equipment - net            13,729         13,929

Other assets                                      768            743
                                           ----------  -------------

Total assets                               $   16,371  $      16,632
                                           ==========  =============


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED BALANCE SHEETS  U S WEST COMMUNICATIONS, INC.
(Unaudited), continued








                                                    March 31,    December 31,
Dollars in millions                                       1997            1996
                                                    -----------  --------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
     Short-term debt                                $      375   $         834
     Accounts payable                                    1,027             998
     Employee compensation                                 239             308
     Dividends payable                                     349             307
     Advanced billing and customer deposits                259             250
     Accrued property taxes                                244             193
     Other                                                 728             561
                                                    -----------  --------------

Total current liabilities                                3,221           3,451
                                                    -----------  --------------


Long-term debt                                           5,362           5,375
Post-retirement and other post-employment
     benefit obligations                                 2,330           2,347
Deferred income taxes                                      806             807
Deferred credits and other                                 515             592

Contingencies (See Note B to the Consolidated
     Financial Statements)

Shareowner's equity:
     Common shares - one share without par value,
         owned by parent                                 7,754           7,677
     Cumulative deficit                                 (3,617)         (3,617)
                                                    -----------  --------------
Total shareowner's equity                                4,137           4,060
                                                    -----------  --------------
Total liabilities and shareowner's equity           $   16,371   $      16,632
                                                    ===========  ==============


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I





CONSOLIDATED STATEMENTS OF   U S WEST COMMUNICATIONS, INC.
CASH FLOWS (Unaudited)








                                                        Three        Three
                                                        Months       Months
                                                        Ended        Ended
                                                        March 31,    March 31,
Dollars in millions                                           1997         1996
------------------------------------------------------  -----------  -----------
OPERATING ACTIVITIES
   Net income                                           $      349   $      331
   Adjustments to net income:
      Depreciation and amortization                            522          511
      Gain on sale of rural telephone exchanges                (18)           -
      Cumulative effect of change in accounting
         principle                                               -          (34)
      Deferred income taxes and amortization
         of investment tax credits                              22           22
   Changes in operating assets and liabilities:
      Restructuring payments                                   (29)         (42)
      Post-retirement medical and life costs, net
          of cash fundings                                     (11)         (44)
      Accounts receivable                                       60           93
      Inventories, supplies and other current assets            (3)         (31)
      Accounts payable and accrued liabilities                 222           29
   Other - net                                                 (12)           2
                                                        -----------  -----------
   Cash provided by operating activities                     1,102          837
                                                        -----------  -----------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment             (395)        (637)
   Proceeds from sale of rural telephone exchanges               7            -
   Payments on disposals of property, plant
      and equipment                                             (7)          (7)
                                                        -----------  -----------
   Cash (used for) investing activities                       (395)        (644)
                                                        -----------  -----------

FINANCING ACTIVITIES
   Repayments of short-term debt - net                        (429)         (93)
   Repayments of long-term debt                                (54)         (24)
   Dividends paid on common stock                             (307)        (308)
   Equity infusions from U S WEST Communications Group          73           88
                                                        -----------  -----------
   Cash (used for) financing activities                       (717)        (337)
                                                        -----------  -----------

CASH AND CASH EQUIVALENTS
   Decrease                                                    (10)        (144)
   Beginning balance                                            92          191
                                                        -----------  -----------
   Ending balance                                       $       82   $       47
                                                        ===========  ===========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1997
                             (Dollars in millions)
                                  (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis  of  Presentation

U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

The Consolidated Financial Statements have been prepared by the Company, pursuant to the interim reporting rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that the Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

Certain reclassifications within the Consolidated Financial Statements have been made to conform to the current year presentation.

B.  Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2)
misconduct.    The  PSC's  initial  order  denied  a  refund  request  from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $160 at March 31, 1997.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. The Company had sought to increase revenues by primarily raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's rate request, the Commission ordered approximately $91.5 in annual net revenue reductions, effective May 1, 1996.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal which will begin in the second quarter of 1997.

Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The cumulative amount of revenues collected subject to refund as of March 31, 1997, is approximately $95. The Company expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions)

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

RESULTS  OF  OPERATIONS  - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Following are details of the Company's reported net income, normalized to exclude the effects of certain non-operating items.





                                      Three        Three
                                      Months       Months
                                      Ended        Ended        Increase     Increase
                                      March 31,    March 31,     (Decrease)  (Decrease)
                                            1997         1996   Dollars      Percent
                                      -----------  -----------  -----------  ----------
Reported net income                   $      349   $      331   $       18          5.4
Adjustments to reported net income:
  Gain on sale of rural telephone
    exchanges (1)<F1>                        (11)           -          (11)           -
  Cumulative effect of change in
    accounting principle (2)<F2>               -          (34)          34            -
  Current year effect of change in
    accounting principle (2)                   -           (5)           5            -
                                      -----------  -----------  -----------  ----------
Normalized income                     $      338   $      292   $       46         15.8
                                      ===========  ===========  ===========  ==========

<F1>
(1)    In  first-quarter  1997,  the  Company sold certain rural telephone exchanges in
Nebraska  for  a  pretax  gain  of  $18  and  an  after  tax  gain  of  $11.
<F2>
(2)    Effective January 1, 1996, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived  Assets  to  be  Disposed  Of."



During 1997, the Company's normalized income increased $46, or 15.8 percent, to $338. Earnings before interest, taxes, depreciation, amortization and other ("EBITDA") increased $75, or 6.8 percent, to $1,186. EBITDA also excludes the gain on sale of certain rural telephone exchanges in 1997. The increases are primarily due to higher demand for services and continued cost control efforts, which accelerated in the latter half of 1996. The Company anticipates net income growth will be partially offset by increased costs related to growth initiatives and interconnection requirements.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

The Company believes EBITDA is an important indicator of the operational performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

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

Operating  Revenues

An  analysis  of  operating  revenues  follows:





                                                                               Increase     Increase
Three Months Ended                               Price      Lower               (Decrease)  (Decrease)
March 31,                1997    1996  Demand    Changes    Refunds   Other    Dollars      Percent
---------------------  ------  ------  --------  ---------  --------  -------  -----------  ----------
Local service          $1,231  $1,145  $   101   $    (10)  $      5  $  (10)  $       86         7.5
Interstate access         687     622       64         (5)        10      (4)          65        10.5
Intrastate access         200     190        9          2          -      (1)          10         5.3
Long-distance network     250     290      (22)        (1)         -     (17)         (40)      (13.8)
Other services            179     161        -          -          -      18           18        11.2
                       ------  ------  --------  ---------  --------  -------  -----------  ----------
Total                  $2,547  $2,408  $   152   $    (14)  $     15  $  (14)  $      139         5.8
                       ======  ======  ========  =========  ========  =======  ===========  ==========


Local service revenues increased $86, or 7.5 percent, to $1,231, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 562,000, or 3.7 percent, during the past 12 months, of which 250,000 was attributable to second lines. Second line installations increased 28.6 percent. Access lines grew 688,000, or 4.6 percent, when adjusted for sales of approximately 126,000 rural telephone access lines during the past twelve months. Partially offsetting the increase in local service revenues was the effect of lower wireless interconnection access prices as mandated by the Telecommunications Act of 1996, which reduced local service revenues by $16.

Higher interstate access revenues are primarily attributable to access line growth, a 6.6 percent increase in billed interstate access minutes of use and increased demand for private line services. True-ups of $18 to the 1996 sharing related accruals for refunds to interexchange carriers also contributed to the increase in interstate access revenues. These true-ups more than offset the current year sharing related accruals. The increase in intrastate access revenues was primarily attributable to a 8.5 percent increase in billed intrastate access minutes of use and increased demand for private line services.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Long-distance network service revenues decreased $40, or 13.8 percent, as compared with 1996, primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During 1997, the MTCPs reduced long-distance revenues by $17, which was offset by increased intrastate access revenues of $2 and decreased other operating expenses (i.e., access expense) of $14.

Excluding the effects of the MTCPs, long-distance network service revenues decreased 7.9 percent. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, and continued dial-around activity in other states within the Communications Group's 14 state region. The Communications Group is partially mitigating competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

During 1997, revenues from other services increased $18, or 11.2 percent, primarily as a result of continued market penetration in voice messaging services, and increased inside wire maintenance services and billing and collection service revenues.

Future revenues at U S WEST Communications may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Costs  and  Expenses





                               Three       Three
                               Months      Months
                               Ended       Ended       Increase     Increase
                               March 31,   March 31,    (Decrease)  (Decrease)
                                     1997        1996  Dollars      Percent
                               ----------  ----------  -----------  ----------
Employee-related expenses      $      806  $      813  $       (7)       (0.9)
Other operating expenses              450         389          61        15.7
Taxes other than income taxes         105          95          10        10.5
Depreciation and amortization         522         511          11         2.2
Interest expense                       96         103          (7)       (6.8)
Other expense - net                    22          17           5        29.4
                               ----------  ----------  -----------  ----------


Employee-related expenses decreased slightly in 1997, primarily due to lower salaries and wages, and overtime. Salaries and wages decreased primarily as a result of employee reductions totaling 3,873 during the last twelve months. However, this decrease was largely offset by the effects of inflation-driven wage increases. The reduction in overtime is primarily the result of continued cost control efforts which accelerated in the latter half of 1996. Partially offsetting these decreases were higher contract labor costs and an increase in the post-retirement benefits accrual. The contract labor increase primarily relates to marketing and sales efforts associated with a special advertising promotion of caller identification and additional costs related to systems development.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

The increase in other operating expenses is primarily due to higher advertising expenses, of which approximately $30 is attributable to a special advertising promotion of caller identification. Also contributing to the increase was a reserve adjustment associated with billing and collection activities performed for interexchange carriers, and increased consulting and professional fees primarily related to new business opportunities.

The increase in taxes other than income taxes is primarily due to increased use and gross receipts tax.

The decrease in interest expense is primarily due to lower average debt levels and lower interest rates as compared to 1996. Partially offsetting the decrease in interest expense was a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

RESTRUCTURING  CHARGE

In 1993, the Company incurred an $880 restructuring charge (pretax). The related restructuring plan, which is expected to be substantially complete by the end of 1997, is designed to provide faster, more responsive customer services, while reducing the costs of providing these services.

During the first quarter, the restructuring reserve decreased $29 to a balance of $94 at March 31, 1997. Reserve usage is primarily a result of expenditures for employee separation and systems development costs. First-quarter 1997 employee separations were 207, bringing the cumulative employee separations under the restructuring plan to 7,379.

CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. In one such instance, the Utah Supreme Court has remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and
2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The range of possible risk is $0 to $160 at March 31, 1997.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC" or the "Commission") acted on the Company's 1995 rate request. The Company had sought to increase revenues by primarily raising rates for basic residential services over a four-year period. The two major issues in this proceeding involve the Company's request for improved capital recovery and elimination of the imputation of Yellow Pages revenue. Instead of granting the Company's rate request, the Commission ordered approximately $91.5 in annual net revenue reductions, effective May 1, 1996.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Based on the above ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal which will begin in the second quarter of 1997.

Effective May 1, 1996, the Company began collecting revenues subject to refund with interest. The cumulative amount of revenues collected subject to refund as of March 31, 1997, is approximately $95. The Company expects its appeal to be successful and has not accrued any of the amounts subject to refund. However, an adverse judgment on the appeal would have a significant impact on the future results of operations.

REGULATORY  ENVIRONMENT

On May 7, 1997, the Federal Communications Commission ("FCC") announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act of 1996 ("the Universal Service Order"), as well as rules to restructure the access charge system ("the Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

Universal  Service

Under the Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on assessments against these service providers' end-user revenues. The Universal Service Order deferred defining a new explicit mechanism to support high-cost service in areas served by non-rural telephone companies, such as the Company, until January 1, 1999. Until the explicit mechanism is put in place, the existing universal service support mechanisms were left intact, except to the extent modified by the FCC's Access Reform and Price Cap Orders discussed below.

The FCC's Universal Service Order also includes the establishment of two separate funds to help connect eligible schools, libraries and rural health care providers to the global telecommunications network.

Federal  Access  Reform

The FCC rejected proposals to immediately base access rates on total service long run incremental costs. The FCC will instead rely on market forces to bring access rates to competitive levels over time. The FCC will issue detailed rules at a later date.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

The Access Reform Order will generally remove non-traffic sensitive costs from minutes-of-use access charges. The FCC concluded these non-traffic sensitive costs should be generally recovered through flat-rate charges against interexchange carriers, multi-line business users and additional residential lines. The Access Reform Order will also affirm the tentative conclusions reached in the Notice of Proposed Rulemaking issued in December 1996 that incumbent local exchange carriers ("LECs") may not assess interstate access charges on information service providers and purchasers of unbundled network elements. The FCC will separately address issues surrounding information service providers' usage of the public switched network in a related Notice of Inquiry. The impacts of access reform will occur over a number of years and the effects on the Company cannot be evaluated until the order and accompanying rules are issued. Competition from new entrant local exchange carriers will also affect the Company's access revenues.

Price  Cap  Order

The FCC's Price Cap Order will require LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order will eliminate the lower productivity factor options (i.e., 4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and will require LECs to set their 1997 price cap index assuming that the 6.5 factor had been in effect at the time of the 1996 tariff filing. The Price Cap Order will require price cap incumbent LECs to file revisions to their interstate access tariffs in compliance with the new rules to be effective July 1, 1997. The effects of the Price Cap Order on the Company cannot be evaluated until a later date when the FCC releases its order and new rules.

OTHER  ITEMS

On March 31, 1997, Standard and Poor's lowered the Company's senior unsecured debt rating from A plus to A. This downgrading is a result of a modified rating criteria implemented by Standard and Poor's to reflect the changing
telecommunications    regulatory  environment.

In January 1997, the Company purchased personal communications service licenses in the FCC's block auction of D and E spectrum. The purchase price of approximately $57 will be paid as the licenses are granted.






Form 10-Q - Part I  U S WEST Communications, Inc.


                          PART II - OTHER INFORMATION

Item  1.    Legal  Proceedings

The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any contingent liabilities, in the opinion of the Company, any financial impact to which the Company and its subsidiaries are subject is not expected to be material in amount to the Company's operating results or its financial position.


Item  6.    Exhibits  and  Reports  on  Form  8-K

(a)    Exhibits





Exhibit No.
-----------

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.




(b)    Reports  on  Form  8-K  Filed  During  the  First  Quarter  of  1997:

     No reports on Form 8-K have been filed for the Company during the first quarter of 1997.






Form 10-Q - Part II  U S WEST Communications, Inc.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May  14,  1997

     /s/    Allan  R.  Spies
     -----------------------

     U  S  WEST  Communications,  Inc.
          Allan  R.  Spies
     Vice  President  and  Chief
          Financial  Officer