Form 10-Q
period 1997-06-30
U S WEST COMMUNICATIONS INC
filed 1997-08-13
CIK 68622

2
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

                 For the Quarterly Period Ended June 30, 1997

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

------
25
--


Form  10-Q  -  Part  I          U  S  WEST  Communications,  Inc.

                                   FORM 10-Q
                               TABLE OF CONTENTS







Item                                                                  Page
----                                                                  ----
      PART I - FINANCIAL INFORMATION



1.    Financial Statements

      Consolidated Statements of Operations -
      Three and Six Months Ended June 30, 1997 and 1996                  3

      Consolidated Balance Sheets -
      June 30, 1997 and December 31, 1996                                4

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996                            6

      Notes to Consolidated Financial Statements                         7

2.    Management's Analysis of the Results of Operations - (Reduced
      disclosure format pursuant to General Instruction H(2))           10


      PART II - OTHER INFORMATION



1.    Legal Proceedings                                                 20

6.    Exhibits and Reports on Form 8-K                                  20


Form  10-Q  -  Part  I

CONSOLIDATED    STATEMENTS  OF
OPERATIONS  (Unaudited)          U  S  WEST  COMMUNICATIONS,  INC.





                                             Three       Three      Six         Six
                                             Months      Months     Months      Months
                                             Ended       Ended      Ended       Ended
                                             June 30,    June 30,   June 30,    June 30,
Dollars in millions                               1997        1996       1997        1996
-------------------------------------------  ----------  ---------  ----------  ----------
 Operating revenues:
Local service                                $   1,151   $   1,179  $   2,382   $   2,324
Interstate access service                          678         626      1,365       1,248
Intrastate access service                          200         189        400         379
Long-distance network services                     240         278        490         568
Other services                                     219         168        398         329
                                             ----------  ---------  ----------  ----------
Total operating revenues                         2,488       2,440      5,035       4,848

Operating expenses:
Employee-related expenses                          842         864      1,648       1,677
Other operating expenses                           374         373        824         762
Taxes other than income taxes                       95          97        200         192
Depreciation and amortization                      524         513      1,046       1,024
                                             ----------  ---------  ----------  ----------
Total operating expenses                         1,835       1,847      3,718       3,655
                                             ----------  ---------  ----------  ----------

Income from operations                             653         593      1,317       1,193

Interest expense                                    93         101        189         204
Gains on sales of rural telephone exchanges         29          49         47          49
Other income (expense) - net                       (18)          2        (40)        (15)
                                             ----------  ---------  ----------  ----------

Income before income taxes and cumulative
  effect of change in accounting principle         571         543      1,135       1,023

Provision for income taxes                         218         208        433         391
                                             ----------  ---------  ----------  ----------

Income before cumulative effect of change
   in accounting principle                         353         335        702         632

Cumulative effect of change in accounting
    principle - net of tax                           -           -          -          34
                                             ----------  ---------  ----------  ----------

NET INCOME                                   $     353   $     335  $     702   $     666
                                             ==========  =========  ==========  ==========


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS
(Unaudited)          U  S  WEST  COMMUNICATIONS,  INC.





                                           June 30,   December 31,
Dollars in millions                             1997           1996
-----------------------------------------  ---------  -------------

ASSETS

Current assets:
     Cash and cash equivalents             $      98  $          92
     Accounts and notes receivable  - net      1,537          1,550
     Inventories and supplies                    131            109
     Deferred tax asset                          177            152
     Prepaid and other                            64             57
                                           ---------  -------------

Total current assets                           2,007          1,960
                                           ---------  -------------


Gross property, plant and equipment           32,583         32,451
Less accumulated depreciation                 18,954         18,522
                                           ---------  -------------

Property, plant and equipment - net           13,629         13,929

Other assets                                     821            743
                                           ---------  -------------

Total assets                               $  16,457  $      16,632
                                           ---------  -------------


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS
(Unaudited),  continued          U  S  WEST  COMMUNICATIONS,  INC.





                                                    June 30,    December 31,
Dollars in millions                                      1997            1996
--------------------------------------------------  ----------  --------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
     Short-term debt                                $     159   $         834
     Accounts payable                                   1,036             998
     Employee compensation                                268             308
     Dividends payable                                    354             307
     Advanced billing and customer deposits               278             250
     Other                                              1,026             754
                                                    ----------  --------------

Total current liabilities                               3,121           3,451
                                                    ----------  --------------


Long-term debt                                          5,320           5,375
Postretirement and other postemployment
     benefit obligations                                2,349           2,347
Deferred income taxes                                     827             807
Deferred credits and other                                569             592

Contingencies (See Note C to the Consolidated
     Financial Statements)

Shareowner's equity:
     Common shares - one share without par value,
        owned by parent                                 7,888           7,677
     Cumulative deficit                                (3,617)         (3,617)
                                                    ----------  --------------
Total shareowner's equity                               4,271           4,060
                                                    ----------  --------------
Total liabilities and shareowner's equity           $  16,457   $      16,632
                                                    ==========  ==============


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  STATEMENTS  OF
CASH  FLOWS  (Unaudited)          U  S  WEST  COMMUNICATIONS,  INC.





                                                            Six Months Ended    Six Months Ended
                                                            June 30,            June 30,
Dollars in millions                                                      1997                1996
----------------------------------------------------------  ------------------  ------------------
OPERATING ACTIVITIES
   Net income                                               $             702   $             666
   Adjustments to net income:
      Depreciation and amortization                                     1,046               1,024
      Gains on sales of rural telephone exchanges                         (47)                (49)
      Cumulative effect of change in accounting principle                   -                 (34)
      Deferred income taxes and amortization
         of investment tax credits                                        (14)                 (4)
   Changes in operating assets and liabilities:
      Restructuring payments                                              (45)                (74)
      Postretirement medical and life costs, net
          of cash fundings                                                  5                 (30)
      Accounts receivable                                                  12                  45
      Inventories, supplies and other current assets                      (40)                (23)
      Accounts payable and accrued liabilities                            310                 (83)
   Other adjustments - net                                                 77                  18
                                                            ------------------  ------------------
   Cash provided by operating activities                                2,006               1,456
                                                            ------------------  ------------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                        (831)             (1,259)
   Proceeds from sales of rural telephone exchanges                        28                 111
   Proceeds from (payments on) disposals of property,
      plant, and equipment                                                  4                  (7)
                                                            ------------------  ------------------
   Cash (used for) investing activities                                  (799)             (1,155)
                                                            ------------------  ------------------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt                     (669)                302
   Repayments of long-term debt                                           (85)               (245)
   Dividends paid on common stock                                        (656)               (630)
   Equity infusions from U S WEST Communications Group                    209                 148
                                                            ------------------  ------------------
   Cash (used for) financing activities                                (1,201)               (425)
                                                            ------------------  ------------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                      6                (124)
   Beginning balance                                                       92                 191
                                                            ------------------  ------------------
   Ending balance                                           $              98   $              67
                                                            ==================  ==================



See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended June 30, 1997 and 1996
                             (Dollars in millions)
                                  (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis  of  Presentation.    U  S  WEST Communications, Inc. (the "Company") is
incorporated under the laws of the State of Colorado and is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

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

Financial Instruments. Synthetic instrument accounting is used for interest rate and foreign currency swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument, which qualifies for synthetic instrument accounting, would be deferred and amortized over the remaining life of the original instrument.

Hedge accounting is used for forward contracts which qualify as hedges of future debt issues. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in interest rates. Qualified contracts are carried at market value with gains and losses recorded with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract, which qualifies for hedge accounting, would be deferred and accounted for with the related transaction. The Company does not use derivative financial instruments for trading purposes.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

New Accounting Standards. In 1998, U S WEST will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components of and the total amount for comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Among other things, SFAS No. 131 requires detailed operating segment information of an enterprise on an annual and interim period basis. The effects of adopting both SFAS No. 130 and 131 are being evaluated.

B.    Rural  Telephone  Exchanges  Held  for  Sale

In conjunction with its rural telephone exchange sales program, the Company sold certain rural telephone exchanges for pretax gains of $47. The carrying value of the remaining rural telephone exchanges held for sale approximates $75 at June 30, 1997. The remaining rural telephone exchanges held for sale are expected to be disposed of in the latter half of 1997 and first-quarter 1998. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company has stopped depreciating the exchanges held for sale.

C.  Contingencies

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely the Company's alternative form of regulation ("AFOR") plan, and it then undertook a review of the Company's earnings. In May 1997, the OPUC ordered the Company to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when the Company's AFOR plan was terminated on May 1, 1996.

Form  10-Q  -  Part  I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted the Company's request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997.

The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of June 30, 1997, totals approximately $121.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC") acted on the Company's 1995 rate request. The Company had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting the Company's request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the WUTC ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. Oral arguments were heard in June 1997. The Company is waiting a decision by the State Supreme Court.

Effective  May  1,  1996,  the  Company  began  collecting revenues subject to
refund.    The cumulative amount of revenues collected subject to refund as of
June  30,  1997,  including  interest,  is  approximately  $135.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1997, is approximately $160.

The Company has accrued $113 at June 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to $300. The Company continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

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

RESULTS  OF  OPERATIONS  -  SIX  MONTHS ENDED JUNE 30, 1997 COMPARED WITH 1996

Following are details of the Company's reported net income, normalized to exclude the effects of certain nonoperating items.





                                     Six         Six
                                     Months      Months
                                     Ended       Ended       Increase     Increase
                                     June 30,    June 30,     (Decrease)  (Decrease)
                                          1997        1996   Dollars      Percent
                                     ----------  ----------  -----------  ----------
Reported net income                  $     702   $     666   $        36        5.4
Adjustments to reported net income:
  Gains on sales of rural telephone
    exchanges                              (29)        (30)            1       (3.3)
  Cumulative effect of change in
    accounting principle (1)<F1>             -         (34)           34          -
  Current year effect of change in
    accounting principle (1)<F1>             -         (10)           10          -
                                     ----------  ----------  -----------  ----------
Normalized income                    $     673   $     592   $        81       13.7
                                     ==========  ==========  ===========  ==========

<F1>
(1)    Effective  January  1,  1996,  the  Company  adopted  Statement  of Financial
Accounting  Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived
Assets  and  for  Long-Lived  Assets  to  be  Disposed  Of."



During 1997, the Company's normalized income increased $81, or 13.7 percent, to $673. Earnings before interest, taxes, depreciation, amortization and other ("EBITDA") increased $146, or 6.6 percent, to $2,363. EBITDA excludes gains on sales of certain rural telephone exchanges. The Company believes EBITDA is an important indicator of the operational performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

The increases are primarily due to higher demand for services and continued cost control efforts which accelerated in the latter half of 1996. These increases were partially offset by an accrual to recognize the Company's estimated state regulatory liabilities. (See "Contingencies") The Company anticipates net income growth will continue to be partially offset by increased costs related to growth initiatives and interconnection requirements, and the impacts of access reform and price cap regulation. (See "Regulatory Environment")

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of tax of $22), related to the cumulative effect of change in accounting principle.

Operating  Revenues

An  analysis  of  operating  revenues  follows:





                       Six        Six
                       Months     Months
                       Ended      Ended                                              Increase     Increase
                       June 30,   June 30,             Price      Lower               (Decrease)  (Decrease)
                            1997       1996  Demand    Changes    Refunds   Other    Dollars      Percent

Local service          $   2,382  $   2,324  $   198   $    (14)  $     17  $ (143)  $       58         2.5
Interstate access          1,365      1,248      138        (10)         3     (14)         117         9.4
Intrastate access            400        379       25          5          -      (9)          21         5.5
Long-distance network        490        568      (47)        (5)         -     (26)         (78)      (13.7)
Other services               398        329        -          -          -      69           69        21.0
                       ---------  ---------  --------  ---------  --------  -------  -----------  ----------
Total                  $   5,035  $   4,848  $   314   $    (24)  $     20  $ (123)  $      187         3.9
                       =========  =========  ========  =========  ========  =======  ===========  ==========



Local Services Revenues. Local service revenues increased $58, or 2.5 percent, to $2,382, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 616,000, or 4.1 percent, during the past 12 months, of which 249,000 was attributable to second lines. Second line installations increased 26.7 percent. Access lines grew 686,000, or 4.6 percent, when adjusted for sales of approximately 70,000 rural telephone access lines during the past twelve months.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Partially offsetting the increase is a $91 accrual to recognize the Company's estimated state regulatory liabilities. (See "Contingencies") Also partially offsetting the increase was a $30 reclassification of public telephone revenues to other services revenues. The reclassification was in conjunction with the Federal Communications Commission's ("FCC") payphone orders, which took effect April 15, 1997, as mandated by the Telecommunications Act of 1996 (the "Telecommunications Act"). Lower wireless interconnection access prices, also mandated by the Telecommunications Act, reduced local service revenues by $27.

Excluding the non-recurring effects of the regulatory accrual and the public telephone revenues reclassification, local service revenues increased 6.8
percent.    (See  "Contingencies")

Interstate Access Revenues. Higher interstate access revenues resulted from increased demand for private line services, access line growth and an increase of 6.3 percent in billed interstate access minutes of use. The increase was partially offset by the effects of price reductions and accruals of $22 for refunds to interexchange carriers. The refunds relate to a one-time $22 exogenous cost adjustment ordered by the FCC as a condition of granting the Company's waiver from price cap sharing rules for the first half of 1997. (See "Regulatory Environment") True-ups of $18 to the 1996 price cap sharing accruals  partially  offset  the  one-time  $22  exogenous  cost  adjustment.

The Company anticipates future interstate access revenue growth will be negatively impacted by the FCC's recent orders to restructure the access charge system and its current price cap plan. (See "Regulatory Environment")

Intrastate Access Revenues. Intrastate access revenues increased largely as a result of an increase of 10.5 percent in billed intrastate minutes of use and increased demand for private line services.

Long-distance  Network  Service  Revenues.    Long-distance  network  service
revenues decreased 13.7 percent primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in Iowa, Oregon and Washington in first-quarter 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers. During 1997, the MTCPs reduced long-distance revenues by $29, which was offset by increased intrastate access revenues of $3, and decreased other operating expenses (i.e., access expense) of $23.

Excluding the effects of the MTCPs, long-distance network service revenues decreased by 8.6 percent. Erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued dial-around activity in other states within the Company's 14 state region. The Company is responding to competitive losses through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Other Services Revenues. Other services revenues increased largely due to the second-quarter 1997 $30 reclassification of public telephone revenues from local service revenues. Also contributing to the increase was interim compensation revenue from interexchange carriers as a result of the FCC's payphone orders which took effect April 15, 1997. The amount of interim compensation may change as a result of the District of Columbia Court of Appeals recent review and remand of the FCC's payphone orders. Increases in voice messaging, inside wire maintenance and billing and collection services revenues also contributed to higher other services revenues.

Future revenues may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Costs  and  Expenses





                                             Six        Six
                                             Months     Months     Increase    Increase
                                             Ended      Ended      (Decrease)  (Decrease)
                                             June 30,   June 30,   Dollars)    Percent
                                                  1997       1996

Employee-related expenses                    $   1,648  $   1,677        (29)       (1.7)
Other operating expenses                           824        762         62         8.1
Taxes other than income taxes                      200        192          8         4.2
Depreciation and amortization                    1,046      1,024         22         2.1
Interest expense                                   189        204        (15)       (7.4)
Gains on sales of rural telephone exchanges         47         49         (2)       (4.1)
Other expense                                       40         15         25           -
-------------------------------------------  ---------  ---------  ----------  ----------



Employee-Related Expenses. Employee-related expenses decreased $29, or 1.7 percent, primarily due to lower salaries and wages, overtime, and conference and travel expenses. Salaries and wages decreased primarily as a result of employee reductions totaling 3,795 during the last twelve months. However, this decrease was largely offset by the effects of inflation-driven wage increases. The reduction in overtime, and conference and travel expenses is primarily the result of continued cost control efforts which accelerated in the latter half of 1996. Partially offsetting the decreases were higher contract labor costs and an increase in the postretirement benefits accrual. The increase in contract labor is primarily due to additional costs for system development work and the launch of new products and services, and sales efforts associated with a first-quarter 1997 promotion of caller identification.

Other Operating Expenses. Other operating expenses increased $62, or 8.1 percent. The increase was predominantly a result of higher advertising costs, of which approximately $30 is attributable to a advertising promotion of caller identification in first-quarter 1997, and a reserve adjustment associated with billing and collection activities performed for interexchange carriers. Also contributing to the increase was additional network software purchases, increased professional

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

fees and repair costs associated with flooding in North Dakota. Costs related to the growth initiatives also contributed to the increase. Partially offsetting the increases were lower materials and supplies as a result of continued cost control efforts and reduced access expense (primarily related to the implementation of the MTCPs in 1996 and 1997).

Taxes Other Than Income Taxes. Taxes other than income taxes increased primarily due to increased use and gross receipt taxes. Partially offsetting were decreased property taxes due to favorable tax valuations and mill levies, as compared with 1996.

Depreciation and Amortization. Increased depreciation and amortization expense was attributable to the effects of a higher depreciable asset base partially offset by lower depreciation rates for certain classes of plant.

Interest Expense. Interest expense decreased primarily due to lower average debt levels and interest rates as compared to 1996. Partially offsetting the decrease in interest expense was a decrease in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

Gains on Sales of Rural Telephone Exchanges. During 1997, the Company sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska and Idaho for a pretax gain of $47 and an after tax gain of $29. The 1996 gains were a
result  of  sales  in    North  and  South  Dakota.

Other  Expense.   Other expense increased primarily due to additional interest expense associated with the Company's interstate sharing liabilities and state regulatory liabilities.

Provision  for  Income  Taxes






                            Six         Six
                            Months      Months
                            Ended       Ended
                            June 30,    June 30,    Percent
                                 1997        1996   Change
                            ----------  ----------  -------
Provision for income taxes  $     433   $     391      10.7
Effective tax rate               38.1%       38.2%        -
--------------------------  ----------  ----------  -------



The increase in the provision for income taxes resulted primarily from higher pretax earnings and lower amortization of the investment tax credit.

Restructuring  Charge

During the six-month period ended June 30, 1997, the restructuring reserve decreased $45 to a balance of $78. Reserve usage is primarily a result of expenditures for 380 employee separations during the first half of 1997 and systems development costs. The restructuring plan is expected to be substantially complete by the end of 1997. Management continues to evaluate the remaining reserve balance and employee separations.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely the Company's alternative form of regulation ("AFOR") plan, and it then undertook a review of the Company's earnings. In May 1997, the OPUC ordered the Company to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when the Company's AFOR plan was terminated on May 1, 1996.

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted the Company's request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997.

The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of June 30, 1997, totals approximately $121.

In 1996, the Washington State Utilities and Transportation Commission ("WUTC") acted on the Company's 1995 rate request. The Company had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting the Company's request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

Based on the WUTC ruling, the Company filed a lawsuit with the King County Superior Court (the "Court") for an appeal of the order, a temporary stay of the ordered rate reduction and an authorization to implement a revenue increase. The Court declined to change the WUTC order. The Company appealed the Court's decision to the Washington State Supreme Court (the "State Supreme Court") which, on January 22, 1997, granted a stay of the order, pending the State Supreme Court's full review of the appeal. Oral arguments were heard in June 1997. The Company is waiting a decision by the State Supreme Court.

Effective  May  1,  1996,  the  Company  began  collecting revenues subject to
refund.    The cumulative amount of revenues collected subject to refund as of
June  30,  1997,  including  interest,  is  approximately  $135.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1997, is approximately $160.

The Company has accrued $113 at June 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to $300. The Company continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

REGULATORY  ENVIRONMENT

The    Telecommunications  Act  of  1996

The Telecommunications Act of 1996 (the "Telecommunications Act") replaces the Modification of Final Judgment, the antitrust consent decree entered into in 1984 in connection with the divestiture by AT&T of its local telephone business and the formation of U S WEST and the other Regional Bell Operating Companies ("RBOCs"). The Telecommunications Act permits local telephone companies, long-distance carriers and cable television companies to enter each others' lines of business. Among other things, the RBOCs will be permitted to provide interLATA long-distance services by opening their local networks to facilities-based competition and satisfying a detailed list of requirements, including providing interconnection and number portability. The Telecommunications Act also reaffirms the concept of universal service and directs the FCC and state regulators to determine universal service funding policy. The FCC and state regulators have been given the responsibility to interpret and oversee implementation of large portions of the Telecommunications Act.

On August 8, 1996, the FCC issued an order (the "FCC Order") establishing a framework of minimum national rules that would enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act. Among other things, the FCC Order established rigid costing and pricing rules which, from U S WEST's perspective, significantly impede negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

On July 18, 1997, the Eighth Circuit Court of Appeals ("Eighth Circuit") vacated significant portions of the FCC Order. Most significantly, the Eighth Circuit ruled that jurisdiction over local interconnection prices rests with the states, not the FCC. The effect of the Eighth Circuit's decision is to have interconnection and network unbundled element pricing be resolved through negotiations or state PUC arbitration proceedings. Some of the FCC's unbundling rules, as well as its "pick and choose" provision, were also vacated by the Eighth Circuit Court.

On May 7, 1997, the FCC announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act of 1996 (the "Universal Service Order"), as well as rules to restructure the access charge system (the "Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

UNIVERSAL  SERVICE

Under the Universal Service Order, all providers of interstate telecommunications services will contribute to universal service funding, which will be based on retail telecommunications revenues. The Universal Service Order deferred defining a new explicit mechanism to support high-cost service in areas served by non-rural telephone companies such as the Company until January 1, 1999. Until the explicit mechanism is put in place, the existing universal service support mechanisms were left intact, except to the extent modified by the FCC's Access Reform and Price Cap Orders discussed below.

The FCC's Universal Service Order also includes the establishment of two separate funds to help connect eligible schools and libraries, and rural health care providers, to the global telecommunications network. These funds are capped at $2.25 billion and $400, respectively.

On July 17, 1997, U S WEST filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, U S WEST requested the FCC to reconsider: 1) establishing a national fund to ensure high-cost support is sufficient, and 2) assessing contributions as explicit end-user surcharges. Appeals of the Universal Service Order have been filed by various other companies.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

FEDERAL  ACCESS  REFORM

The FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the pricing that has been charged using minutes-of-use pricing will now be charged using a combination of minutes-of-use rates, presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes will occur on January 1, 1998. Additional mandated pricing changes will also occur on January 1, 1998 through 2001. The net effect of these changes will be to decrease minutes-of-use charges by over 60 percent and increase flat-rate charges (i.e., PICCs and SLCs). The Access Reform Order also continued in place the current rules by which incumbent local exchange carriers ("LECs") may not assess interstate access charges on information service providers and purchasers of unbundled network elements. The FCC will separately address issues surrounding information service providers' usage of the public switched network in a related notice of inquiry. The impacts of access reform will occur over a number of years and cannot be evaluated until the FCC resolves all remaining issues. Generally, however, the Access Reform Order will reduce the revenues the Company derives from interstate access charges. Competition from new entrant LECs will also affect the Company's access revenues.

U S WEST has appealed the Access Reform Order. U S WEST's primary challenge is that the FCC acted unlawfully by exempting purchasers of unbundled network elements from payment of interstate access charges.

PRICE  CAP  ORDER

The FCC's Price Cap Order requires LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order eliminates the lower productivity factor options (i.e.,
4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and will require LECs to set their 1997 price cap index assuming that the 6.5 percent factor had been in effect at the time of the 1996 tariff filing.

Under the FCC's previous price cap plan, the Company had elected the lowest productivity factor, 4.0 percent, in its 1996 annual interstate tariff filing. As a result, the Company remained subject to the sharing requirements for the first half of 1997. In May 1997, the Company requested a waiver of the price cap sharing rules for the first half of 1997. On June 26, 1997, the FCC granted the waiver, resulting in the Company making a one-time exogenous cost adjustment of $22. The adjustment is reflected in the 1997 second-quarter interstate access revenues results (See "Operating Revenues"). The $22 adjustment was reflected in lower interstate access rates over twelve months beginning July 1, 1997.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

As mandated by the Price Cap Order, the price cap index in the Company's 1997 interstate access tariff filing was established assuming that the 6.5 percent productivity factor had been in effect at the time of the 1996 tariff filing. The access rate reductions have an on-going revenue impact of approximately $165 which will be reflected through lower interstate rates over twelve months beginning July 1, 1997.

On June 23, 1997, U S WEST petitioned the Tenth Circuit Court of Appeals ("Tenth Circuit") for a review of the Access Reform Order and Price Cap Order. Among other things, the petition requested the Tenth Circuit to review the use of a 6.5 percent productivity factor and the retroactive application of the
6.5 percent productivity factor to July 1, 1996 when determining the price cap index for the 1997 price cap filing. Through the federal court multi-district litigation forum selection process, the Access Reform Order will be reviewed by the Eighth Circuit. The Tenth Circuit has now transferred review of the Price Cap Order to the District of Columbia Court of Appeals.

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

27           Financial Data Schedule


(b)    Reports  on  Form  8-K  Filed  During  the  Second  Quarter  of  1997:

     No reports on Form 8-K have been filed for the Company during the second quarter of 1997.

Form  10-Q  -  Part  II          U  S  WEST  Communications,  Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





August  13,  1997

     /s/    Allan  R.  Spies
     -----------------------

     U  S  WEST  Communications,  Inc.
     Allan  R.  Spies
     Vice  President  and  Chief  Financial  Officer