Form 10-Q
period 1997-09-30
U S WEST COMMUNICATIONS INC
filed 1997-11-13
CIK 68622

20

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

              For the Quarterly Period Ended September 30, 1997

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


                                  FORM 10-Q
                              TABLE OF CONTENTS





Item                                                                  Page
----                                                                  ----
      PART I - FINANCIAL INFORMATION



1.    Financial Statements

      Consolidated Statements of Operations -
      Three and Nine Months Ended September 30, 1997 and 1996            3

      Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996                           4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996                      6

      Notes to Consolidated Financial Statements                         7

2.    Management's Analysis of the Results of Operations - (Reduced
      disclosure format pursuant to General Instruction H(2))           10


      PART II - OTHER INFORMATION



1.    Legal Proceedings                                                 18

6.    Exhibits and Reports on Form 8-K                                  18

Form  10-Q  -  Part  I

CONSOLIDATED    STATEMENTS  OF            U  S  WEST  COMMUNICATIONS,  INC.
OPERATIONS  (Unaudited)





                                                 Three       Three       Nine        Nine
                                                 Months      Months      Months      Months
                                                 Ended       Ended       Ended       Ended
                                                 September   September   September   September
                                                        30,         30,         30,         30,
Dollars in millions                                    1997        1996        1997        1996
Operating revenues:
  Local service                                  $    1,314  $    1,208  $    3,739  $    3,532
  Interstate access service                             663         606       2,028       1,854
  Intrastate access service                             208         192         608         571
  Long-distance network services                        231         272         721         840
  Other services                                        193         178         548         507
                                                 ----------  ----------  ----------  ----------
Total operating revenues                              2,609       2,456       7,644       7,304

Operating expenses:
  Employee-related expenses                             850         848       2,498       2,525
  Other operating expenses                              479         386       1,303       1,148
  Taxes other than income taxes                         100          92         300         284
  Depreciation and amortization                         528         541       1,574       1,565
                                                 ----------  ----------  ----------  ----------
Total operating expenses                              1,957       1,867       5,675       5,522
                                                 ----------  ----------  ----------  ----------

Income from operations                                  652         589       1,969       1,782

Interest expense                                         93         104         282         308
Gains on sales of rural telephone exchanges              30           2          77          51
Other expense                                            11          10          51          25
                                                 ----------  ----------  ----------  ----------

Income before income taxes and cumulative
  effect of change in accounting principle              578         477       1,713       1,500

Provision for income taxes                              220         183         653         574
                                                 ----------  ----------  ----------  ----------

Income before cumulative effect of change
 in accounting principle                                358         294       1,060         926

Cumulative effect of change in accounting
  principle - net of tax                                  -           -           -          34
                                                 ----------  ----------  ----------  ----------

NET INCOME                                       $      358  $      294  $    1,060  $      960
                                                 ----------  ----------  ----------  ----------

See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS          U  S  WEST  COMMUNICATIONS,  INC.
(Unaudited)





                                                 September 30,   December 31,
Dollars in millions                                        1997           1996

ASSETS

Current assets:
     Cash and cash equivalents                   $          172  $          92
     Accounts and notes receivable  - net                 1,513          1,550
     Inventories and supplies                               147            109
     Deferred tax asset                                     145            152
     Prepaid and other                                       55             57
                                                 --------------  -------------

Total current assets                                      2,032          1,960
                                                 --------------  -------------


Gross property, plant and equipment                      32,831         32,451
Less accumulated depreciation                            19,120         18,522
                                                 --------------  -------------

Property, plant and equipment - net                      13,711         13,929

Other assets                                                834            743
                                                 --------------  -------------

Total assets                                     $       16,577  $      16,632
                                                 --------------  -------------


See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  BALANCE  SHEETS            U  S  WEST  COMMUNICATIONS,  INC.
(Unaudited),  continued





                                                    September 30,    December 31,
Dollars in millions                                           1997            1996

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
     Short-term debt                                $          423   $         834
     Accounts payable                                        1,219             998
     Employee compensation                                     291             308
     Dividends payable                                         357             307
     Advanced billing and customer deposits                    286             250
     Other                                                     865             754
                                                    ---------------  --------------

Total current liabilities                                    3,441           3,451
                                                    ---------------  --------------


Long-term debt                                               5,023           5,375
Postretirement and other postemployment
     benefit obligations                                     2,294           2,347
Deferred income taxes                                          841             807
Deferred credits and other                                     614             592

Contingencies (See Note C to the Consolidated
     Financial Statements)

Shareowner's equity:
     Common shares - one share without par value,
        owned by parent                                      7,981           7,677
     Cumulative deficit                                     (3,617)         (3,617)
                                                    ---------------  --------------
Total shareowner's equity                                    4,364           4,060
                                                    ---------------  --------------

Total liabilities and shareowner's equity           $       16,577   $      16,632
                                                    ---------------  --------------

See Notes to Consolidated Financial Statements.

Form  10-Q  -  Part  I

CONSOLIDATED  STATEMENTS  OF          U  S  WEST  COMMUNICATIONS,  INC.
CASH  FLOWS  (Unaudited)





                                                            Nine         Nine
                                                            Months       Months
                                                            Ended        Ended
                                                            September    September
                                                                   30,          30,
Dollars in millions                                               1997         1996
OPERATING ACTIVITIES
   Net income                                               $    1,060   $      960
   Adjustments to net income:
      Depreciation and amortization                              1,574        1,565
      Gains on sales of rural telephone exchanges                  (77)         (51)
      Cumulative effect of change in accounting principle            -          (34)
      Deferred income taxes and amortization
         of investment tax credits                                   1           (8)
   Changes in operating assets and liabilities:
      Restructuring payments                                       (55)        (114)
      Postretirement medical and life costs, net
         of cash fundings                                            8          (28)
      Accounts receivable                                           37            5
      Inventories, supplies and other current assets               (55)          (2)
      Accounts payable and accrued liabilities                     302           83
   Other adjustments - net                                         111            9
                                                            -----------  -----------
   Cash provided by operating activities                         2,906        2,385
                                                            -----------  -----------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment               (1,291)      (1,883)
   Purchase of PCS wireless licenses                               (57)           -
   Proceeds from sales of rural telephone exchanges                 51          130
   Proceeds from (payments on) disposals of property,
      plant, and equipment                                          27           (1)
                                                            -----------  -----------
   Cash (used for) investing activities                         (1,270)      (1,754)
                                                            -----------  -----------

FINANCING ACTIVITIES
   Net (repayments of) proceeds from short-term debt              (700)         257
   Proceeds from issuance of long-term debt                          -           16
   Repayments of long-term debt                                   (107)        (271)
   Dividends paid on common stock                               (1,009)        (965)
   Equity infusions from U S WEST Communications Group             260          235
                                                            -----------  -----------
   Cash (used for) financing activities                         (1,556)        (728)
                                                            -----------  -----------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                              80          (97)
   Beginning balance                                                92          191
                                                            -----------  -----------
   Ending balance                                           $      172   $       94
                                                            -----------  -----------


See  Notes  to  Consolidated  Financial  Statements.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Nine Months Ended September 30, 1997 and 1996
                            (Dollars in millions)
                                 (Unaudited)

A.      Summary  of  Significant  Accounting  Policies

Basis of Presentation. U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST") and a major component of U S WEST Communications Group ("Communications Group").

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

B.          U  S  WEST  Split

On October 27, 1997, U S WEST announced its intention to split Communications Group and U S WEST Media Group ("Media Group") into separate public companies. Communications Group will be renamed U S WEST, Inc. ("new U S WEST") and Media Group will be renamed MediaOne Group, Inc. ("MediaOne Group"). Under the terms of the proposed transaction, new U S WEST will include the telephone, data and wireless operations of the Communications Group, as well as the Yellow Pages and electronic directory businesses of U S WEST Dex, Inc. ("Dex"). Dex is currently part of the Media Group and will be transferred to the Communications Group as part of the proposed transaction (the "Dex Transfer").
 MediaOne Group will include the cable/broadband, wireless and domestic and international investments of the Media Group.

Under the terms of the proposed split, Communications Group shareowners will receive one share of new U S WEST common stock for each share of Communications Group common stock. Media Group shareowners will receive one share of MediaOne Group common stock for each share of Media Group common stock. In addition, Media Group shareowners will receive shares of new U S WEST common stock for each share of Media Group common stock which represents their interest in Dex, totaling approximately $850. Under the terms of the Dex Transfer, Media Group debt will be reduced and Communications Group debt will be increased by $3.9 billion.

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

B.          U  S  WEST  Split  (continued)

The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The split is expected to be complete in the second half of 1998.

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

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion ("Oregon Circuit Court"). On June 26, 1997, the Oregon Circuit Court granted the Company's request for a stay, pending a full review of the OPUC's order. The Oregon Circuit Court is scheduled to hear arguments on the appeal in December 1997. The one-time refund and cumulative amount of revenues collected subject to refund, including interest, as of September 30, 1997, totals approximately $150.

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

Form  10-Q  -  Part  I

                        U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                 (Unaudited)

C.  Contingencies  (continued)

Effective May 1, 1996, the Company began collecting revenues subject to refund. The cumulative amount of revenues collected subject to refund as of September 30, 1997, including interest, is approximately $155.

In another proceeding, the Utah Supreme Court remanded a Utah Public Service Commission ("PSC") order to the PSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The PSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at September 30, 1997, is approximately $160.

The Company has accrued $125 at September 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $340. The Company continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

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

RESULTS  OF  OPERATIONS  -  NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
1996

Following are details of the Company's reported net income, normalized to exclude the effects of certain nonoperating items.





                                     Nine         Nine
                                     Months       Months
                                     Ended        Ended
                                     September    September    Increase     Increase
                                            30,          30,    (Decrease)  (Decrease)
                                           1997         1996   Dollars      Percent
Reported net income                  $    1,060   $      960   $      100        10.4
Adjustments to reported net income:
  Gains on sales of rural telephone         (48)         (31)         (17)      (54.8)
    exchanges
  Cumulative effect of change in
    accounting principle (1)<F1>              -          (34)          34           -
  Current year effect of change in
    accounting principle (1)<F1>              -          (13)          13           -
                                     -----------  -----------  -----------  ----------
Normalized income                    $    1,012   $      882   $      130        14.7
                                     -----------  -----------  -----------  ----------

<F1>
(1)   Effective January 1, 1996, the Company adopted Statement of Financial Accounting
Standards  ("SFAS")  No.  121, "Accounting for the Impairment of Long-Lived Assets and
for  Long-Lived  Assets  to  be  Disposed  Of."


During 1997, the Company's normalized income increased $130, or 14.7 percent, primarily due to higher demand for services and continued cost control efforts in the core business which accelerated in the latter half of 1996. Additional expenses related to interconnection and accruals to recognize the Company's estimated state regulatory liability partially offset the increase. (See Note C - Contingencies - to the Consolidated Financial Statements.) The Company anticipates that spending increases related to interconnection requirements and entry into wireless personal communications services ("PCS") markets, combined with rate reductions resulting from the Federal Communications Commission's (the "FCC") price cap regulation, will partially offset future net income growth.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which, among other things, requires that companies no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in a 1996 one-time gain of $34 (net of income tax expenses of $22), related to the cumulative effect of change in accounting principle.

Operating  Revenues





                                Nine        Nine
                                Months      Months
                                Ended       Ended
                                September   September   Increase     Increase
                                       30,         30,   (Decrease   (Decrease)
                                      1997        1996  Dollars      Percent
Local service                   $    3,739  $    3,532  $      207         5.9
Interstate access service            2,028       1,854         174         9.4
Intrastate access service              608         571          37         6.5
Long-distance network services         721         840        (119)      (14.2)
Other services                         548         507          41         8.1
                                ----------  ----------  -----------  ----------
Total                           $    7,644  $    7,304  $      340         4.7
                                ----------  ----------  -----------  ----------


Local Service Revenues. Local service revenues increased predominately as a result of access line growth, and increased demand for new product and service offerings and existing central office features. Total reported access lines increased 576,000, or 3.8 percent, during the past 12 months, of which 274,000 was attributable to second lines. Second-line installations increased 28 percent during the past 12 months. Access lines grew 663,000, or 4.3 percent, when adjusted for sales of approximately 87,000 rural telephone access lines during the past 12 months. Also contributing to the revenue increase were rate increases in various states and interim compensation revenue from interexchange carriers as a result of the FCC's payphone orders which took effect in April 1997.

Partially offsetting the increase were accruals of approximately $100 to recognize the Company's estimated state regulatory liabilities (See Note C - Contingencies - to the Consolidated Financial Statements) and lower wireless interconnection access prices mandated by the Telecommunications Act of 1996 (the "Telecommunications Act").

Interstate Access Service Revenues. Higher interstate access service revenues resulted from increased demand for private line services, access line growth and a 6.2 percent increase in billed interstate access minutes of use. Also contributing to the increase were the effects of sharing-related accruals for refunds to interexchange carriers recorded in 1996. These increases were partially offset by 1997 price reductions. Beginning July 1, 1997, the Company reduced prices for interstate services as a result of the FCC's current price cap plan. The access rate reductions have an on-going annual revenue impact of approximately $165 which is reflected in lower interstate rates over twelve months beginning July 1, 1997.


Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Intrastate  Access  Service  Revenues.    Intrastate  access  service revenues
increased largely as a result of an 11.4 percent increase in billed intrastate minutes of use and increased demand for private line services.

Long-Distance Network Service Revenues. Long-distance network service revenues decreased 14.2 percent primarily due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in Iowa and Nebraska in 1996, and in several states in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access revenues and lower access expense.

Excluding the effects of the MTCPs, long-distance network service revenues decreased 9.4 percent. The Company believes that erosion of long-distance network service revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona, effective in February and April 1996, respectively, and continued competitive dial-around activity in other states within the Company's 14 state region. The Company is responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

Other  Services  Revenues.    Other services revenues increased primarily as a
result of continued market penetration of voice messaging services and greater sales of inside wire maintenance.

Revenue growth may be affected by pending regulatory actions in federal and local regulatory jurisdictions.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Costs  and  Expenses





                               Nine        Nine
                               Months      Months
                               Ended       Ended
                               September   September   Increase     Increase
                                      30,         30,   (Decrease)  (Decrease)
                                     1997        1996  Dollars      Percent
Employee-related expenses      $    2,498  $    2,525  $      (27)       (1.1)
Other operating expenses            1,303       1,148         155        13.5
Taxes other than income taxes         300         284          16         5.6
Depreciation and amortization       1,574       1,565           9         0.6
Interest expense                      282         308         (26)       (8.4)
Gains on sales of rural
  telephone exchanges                  77          51          26        51.0
Other expense                          51          25          26           -


Employee-Related Expenses. Employee-related expenses decreased $27, or 1.1 percent, primarily as a result of lower salaries and wages related to employee reductions totaling 4,180 during the last 12 months (which includes the transfer of 1,200 employees during third-quarter 1997 to an unregulated affiliate). Lower overtime costs and lower conference and travel expenses were largely offset by higher contract labor costs. The contract labor increase reflects increased marketing and sales efforts, systems development work (which include expenses related to interconnection), and the launch of new products and services. Further offsetting the decrease in employee-related expenses  were  increases  in  certain  employee-related  benefit  costs.

Other Operating Expenses. Other operating expenses increased $155, or 13.5 percent, predominantly as a result of increased network software purchases (which include expenses related to interconnection), advertising costs and professional fees. Additionally, operating expenses increased as a result of a reserve adjustment associated with billing and collection activities performed for interexchange carriers, increased affiliate expense as a result of transferring 1,200 employees to an unregulated affiliate in third-quarter 1997 and repair costs associated with flooding in North Dakota. Partially offsetting the increases were reduced access expenses (primarily related to the implementation of the MTCPs in 1996 and 1997), lower materials and supplies, and a 1996 charge to discontinue the Omaha broadband video service trial.

Taxes Other Than Income Taxes. Taxes other than income taxes increased $16, or
5.6 percent, as a result of increased 1997 use taxes and property tax true-ups in 1996.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA increased 5.9 percent, to $3,543, primarily due to higher demand for services and continued cost control efforts in the core business which accelerated in the latter half of 1996. Additional expenses related to interconnection and accruals to recognize the Company's estimated state regulatory liability partially offset the increase. (See Note C - Contingencies - to the Consolidated Financial Statements.) EBITDA excludes gains on sales of certain rural telephone exchanges. The Company believes EBITDA is an important indicator of the operational performance of its businesses. EBITDA, however, should not be considered as an alternative to operating or net income as an indicator of the performance of the Company's business or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with GAAP.

Depreciation  and  Amortization.  Depreciation  expense  increased  during the
nine-month  period.    The  effects  of  a  higher depreciable asset base were
partially  offset  by  a  third-quarter  1996  depreciation  adjustment.

Interest Expense. Interest expense decreased $26, or 8.4 percent, primarily a result of lower average debt levels as compared to 1996. Partially offsetting the decrease was a reduction in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

Gains on Sales of Rural Telephone Exchanges. During the nine-month period, the Company sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska, Idaho, and Minnesota for pretax gains of $77. The 1996 gains were a result of sales in Utah, North Dakota and South Dakota.

Other  Expense.   Other expense increased primarily due to additional interest expense associated with the Company's interstate sharing and state regulatory liabilities.

Provision  for  Income  Taxes





                            Nine             Nine
                            Months           Months
                            Ended            Ended
                            September 30,    September 30,    Percent
                                      1997             1996   Change
Provision for income taxes  $          653   $          574      13.8
Effective tax rate                    38.1%            38.3%        -


The increase in the provision for income taxes resulted primarily from higher pretax earnings and lower amortization of investment tax credits.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Restructuring  Charge

During the nine-month period ended September 30, 1997, the restructuring reserve decreased $55 to a balance of $68. Reserve usage is primarily a result of expenditures for 492 employee separations during the first nine months of 1997 and systems development costs. The restructuring plan is expected to be substantially complete by the end of 1997. Management continues to evaluate the remaining reserve balance and employee separations.

Other  Items

In connection with U S WEST's announcement of its intention to split the Communications Group and the Media Group into separate public companies, Standard & Poor's placed the Company's senior unsecured debt rating on credit watch with positive implications and reaffirmed the Company's commercial paper ratings. Duffs & Phelps reaffirmed the Company's senior unsecured debt and commercial paper ratings. The Company's senior unsecured debt rating remains under review by Moody's, which may result in a downgrading.

CONTINGENCIES

There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of the specific pending regulatory items, see Note C - Contingencies - to the Consolidated Financial Statements.

The Company has accrued $125 at September 30, 1997, which represents its estimated liability for state regulatory proceedings. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $340. The Company continues to monitor and evaluate the risks associated with its state regulatory environment, and will adjust estimates as new information becomes available.

REGULATORY  ENVIRONMENT

INTERCONNECTION

In August 1996, the FCC issued an order (the "FCC Order") establishing a framework of mandatory national rules that would enable the states and the FCC to begin implementing the local competition provisions of the Telecommunications Act. Among other things, the FCC Order established rigid costing and pricing rules which, from U S WEST's perspective, significantly impeded negotiations with new entrants to the local exchange market, state public utility commission ("PUC") interconnection rulemakings, and interconnection arbitration proceedings.

Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

On July 18, 1997, the Eighth Circuit Court of Appeals (the "Eighth Circuit") vacated significant portions of the FCC Order. Most significantly, the Eighth Circuit ruled that jurisdiction over local interconnection prices rests with the states, not the FCC. The effect of the Eighth Circuit's decision is to have interconnection and unbundled network element pricing be resolved through negotiations or state PUC arbitration proceedings. Some of the FCC's unbundling rules, as well as its "pick and choose" provision, were also vacated by the Eighth Circuit.

On October 14, 1997, the Eighth Circuit clarified that incumbent telecommunications providers are not required to make rebundled service offerings available to competitors at unbundled element pricing. This decision substantially reduces new entrants' ability to arbitrage between resale of finished services and the pricing of unbundled network elements.

The Eighth Circuit is reviewing the FCC's August 1997 order that required shared transport be made available in combination with local switching as an unbundled element. This review is still pending.

NUMBER  PORTABILITY

Among other things, the Telecommunications Act requires all local exchange carriers ("LECs") to provide permanent number portability to facilitate local exchange competition. The FCC has established a schedule for deployment of number portability during 1998. This schedule includes 10 markets in the Company's 14 state region. The FCC, however, has not issued cost recovery rules as required by the Telecommunications Act. On October 23, 1997, U S WEST filed a petition in the Tenth Circuit Court of Appeals (the "Tenth Circuit"), seeking an order which would require the FCC to issue its cost recovery rules. The Company will also seek cost recovery through state ratemaking proceedings and interconnection cost recovery dockets. The Company expects its estimated costs to deploy number portability will be significant over the next few years. Due to legal and regulatory uncertainties, the Company cannot provide assurance the one-time costs of deploying number portability will ultimately be recovered.

UNIVERSAL  SERVICE,  ACCESS  REFORM  AND  PRICE  CAP

On May 7, 1997, the FCC announced three decisions that will establish rules to implement the Universal Service provision of the Telecommunications Act (the "Universal Service Order"), as well as rules to restructure the access charge system (the "Access Reform Order") and the FCC's current price cap plan (the "Price Cap Order").

Universal  Service

On July 17, 1997, U S WEST filed a petition with the FCC for reconsideration and clarification of certain issues in the Universal Service Order. Among other things, U S WEST requested the FCC to reconsider: 1) establishing a national fund to ensure high-cost support is sufficient, and 2) assessing contributions as explicit end-user surcharges. Appeals of other issues addressed by the Universal Service Order have been filed by various other companies.
Form  10-Q  -  Part  I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Federal  Access  Reform

The FCC has ordered a substantial restructuring of interstate access pricing. A significant portion of the services that have been charged using minutes-of-use pricing will now be charged using a combination of minutes-of-use rates, presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes will occur on January 1, 1998. Additional mandated pricing changes will also occur on January 1, 1999 through 2001. The net effect of these changes will be to decrease minutes-of-use charges up to 60 percent and increase flat-rate charges (i.e. PICCs and SLCs). Although the effects of the mandated pricing changes beginning January 1, 1998 will initially be revenue neutral, the Access Reform Order coupled with the Price Cap Order, will over time reduce the revenues the Company derives from interstate access charges. Competition from competitive LECs will also affect the Company's access revenues.

U S WEST and other incumbent LECs have appealed the Access Reform Order. U S WEST's primary challenge is that the FCC acted unlawfully by exempting purchasers of unbundled network elements from payment of interstate access charges, while not providing for the immediate replacement of subsidies contained within those same access charges. This case is pending in the Eighth Circuit and will be heard in January 1998.

Price  Cap  Order

The FCC's Price Cap Order requires LECs that are subject to price cap regulation to increase their price cap index productivity factor to 6.5 percent. The order eliminated the lower productivity factor options (i.e. 4.0 percent and 4.7 percent) that required sharing of earnings above a specified level and required LECs to set their 1997 price cap index assuming that the
6.5  percent  factor had been in effect at the time of the 1996 tariff filing.

As mandated by the Price Cap Order, the price cap index in the Company's 1997 interstate access tariff filing was established assuming that the 6.5 percent productivity factor had been in effect at the time of the 1996 tariff filing. The access rate reductions have an on-going annual revenue impact of approximately $165 which are being reflected through lower interstate rates over twelve months beginning July 1, 1997.

On June 23, 1997, U S WEST petitioned the Tenth Circuit for a review of the Price Cap Order. The Tenth Circuit has transferred review of the Price Cap Order to the District of Columbia Court of Appeals. Among other things, U S WEST and other appellants are requesting the District of Columbia Court of Appeals to review the use of a 6.5 percent productivity factor and the retroactive application of the 6.5 percent productivity factor to July 1, 1996 when determining the price cap index for the 1997 price cap filing. This case will be heard in 1998.

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

27           Financial Data Schedule


(b)    Reports  on  Form  8-K  Filed  During  the  Third  Quarter  of  1997:

No reports on Form 8-K have been filed for the Company during the third quarter of 1997.

Form  10-Q  -  Part  II          U  S  WEST  Communications,  Inc.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





November 13, 1997            /s/  Allan R. Spies
                   -----------------------------

                   U S WEST Communications, Inc.
                   Allan R. Spies
                   Vice President and Chief
                   Financial Officer