Form 10-K405
period 1997-12-31
U S WEST COMMUNICATIONS INC
filed 1998-03-25
CIK 68622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
                       TELEPHONE NUMBER (303) 896-3099


                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

                            ------------------------

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None

    THE REGISTRANT, AN INDIRECT, WHOLLY-OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ***

*** Not applicable in that registrant is an indirect, wholly owned subsidiary.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

  ITEM                                DESCRIPTION                                 PAGE
  ------------------------------------------------------------------------------  ----
                                         PART I

    1. Business..................................................................  1
    2. Properties................................................................  1
    3. Legal Proceedings.........................................................  2
    4. Submission of Matters to a Vote of Security Holders.......................  2

                                        PART II

    5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.................................................................   2
    6. Selected Financial Data...................................................  2
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................   2
   7A. Quantitative and Qualitative Disclosures About Market Risk................  2
    8. Consolidated Financial Statements and Supplementary Data..................  2
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................   2

                                        PART III

   10. Directors and Executive Officers of the Registrant........................  2
   11. Executive Compensation....................................................  2
   12. Security Ownership of Certain Beneficial Owners and Management............  2
   13. Certain Relationships and Related Transactions............................  2

                                        PART IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  3

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

COMPANY OPERATIONS

    The Company primarily provides telecommunications services to more than 25 million residential and business customers in the Company's 14 state region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

    The principal types of telecommunications services offered by the Company are: (i) local exchange telephone services, (ii) exchange access services (which connects customers to the facilities of carriers, including long-distance providers and wireless operators), and (iii) long-distance services within Local Access and Transport Areas ("LATAs") in the Region. For the year ended December 31, 1997, local service, exchange access service and intraLATA long-distance network service accounted for 50 percent, 34 percent and 9 percent, respectively, of the total operating revenues of the Company. At December 31, 1997, the Company had approximately 16,033,000 telephone network access lines in service, a 3.9 percent increase over year-end 1996. Excluding the effect of the sales of approximately 74,000 rural telephone access lines during 1997, access lines increased 4.4 percent over year-end 1996. In 1997, revenues from a single customer, AT&T Corp. ("AT&T"), accounted for 10 percent of the total operating revenues of the Company. In addition, the Company is constructing wireless networks in its principal markets within the Company's Region and began offering wireless personal communications services ("PCS") in various markets in 1997.

ITEM 2.  PROPERTIES.

    The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1997, the percentage distribution of total net telephone plant by major category for the Company was as follows:

a.         Connecting lines not on customers' premises....................         39%

           Telephone network equipment (primarily central office
b.           equipment)...................................................         40%

c.         Land and buildings (occupied principally by central offices)...         12%

d.         General purpose computers and other............................          9%

    At December 31, 1997, substantially all of the installations of central office equipment were located in buildings owned by the Company situated on land which it owns in fee, while many garages, and administrative and business offices were in leased quarters.

    Total investment in telephone plant increased to $33.2 billion at December 31, 1997, from $32.5 billion at December 31, 1996, after giving effect to retirements, but before deducting accumulated depreciation. The Company's 1997 capital expenditures of $2.6 billion were substantially devoted to the continued modernization of telephone plant, to improve customer services, to accommodate additional line capability in several states and to enter the wireless business. 1998 capital expenditures are anticipated to be $2.6 billion and the majority of these are expected to be financed through internally generated funds.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

    Omitted pursuant to General Instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Omitted pursuant to General Instruction I(2). See "Management's Analysis of the Results of Operations." Reference is made to the information set forth on pages 6 through 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    See "Management's Analysis of Results of Operation -- Other Items -- Risk Management." Reference is made to the information set forth on page 11.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to the information set forth on pages 16 through 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Omitted pursuant to General Instruction I(2).

ITEM 11.  EXECUTIVE COMPENSATION.

    Omitted pursuant to General Instruction I(2).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Omitted pursuant to General Instruction I(2).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted pursuant to General Instruction I(2).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report

                                                                                                     PAGE
                                                                                               ----------------
(1)        Reports of Independent Accountants................................................   14 through 15
(2)        Consolidated Financial Statements and Supplementary Data
           Consolidated Statements of Income for the years ended
                 December 31, 1997, 1996 and 1995............................................         16
           Consolidated Balance Sheets as of December 31, 1997 and 1996......................         17
           Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995............................................         18
           Notes to Consolidated Financial Statements........................................   19 through 30
(3)        Consolidated Financial Statement Schedule
           II -- Valuation and Qualifying Accounts...........................................         31

Financial statement schedules other than those listed above have been omitted because the required information is contained in the Consolidated Financial Statements and notes thereto, or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST Communications filed the following reports on Form 8-K during the fourth quarter of 1997:

    (1) None.

(c) Exhibits:

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

    3a      Restated Articles of Incorporation of the Registrant.

    3b      Bylaws of the Registrant, as amended.

    4       No instrument which defines the rights of holders of long and intermediate term debt of the
            Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to
            this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 EXHIBIT
  NUMBER
----------
  (10a)     Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST Inc., and certain of their affiliated companies, including The
            Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific
            Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for
            the period ended December 31, 1983, File No. 1-3040).

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

    12      Computation of Ratio of Earnings to Fixed Charges.

    23      Consent of Independent Accountants.

    24      Power of Attorney.

    27      Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 25, 1998.

                                U S WEST COMMUNICATIONS, INC.

                                By:              /s/ ALLAN R. SPIES
                                     -----------------------------------------
                                                   Allan R. Spies
                                              VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Solomon D. Trujillo*        President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies              Vice President and Chief
                                  Financial Officer

CONTROLLER:

/s/ Oscar X. Munoz*             Vice President --
                                  Controller

DIRECTORS:

/s/ Michael P. Glinsky*

/s/ Allan R. Spies

/s/ Solomon D. Trujillo*

*By    /s/ THOMAS O. MCGIMPSEY
      -------------------------
         Thomas O. McGimpsey
        (AS ATTORNEY-IN-FACT)

Dated: March 25, 1998

                         U S WEST COMMUNICATIONS, INC.
               MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

    Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll and wireless markets; (ii) changes in demand for the Company's products and services, including optional custom calling features; (iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation); (iv) the loss of significant customers; (v) pending regulatory actions in state jurisdictions; (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market; (vii) a change in economic conditions in the various markets served by the Company's operations; (viii) greater than anticipated competitive activity requiring new pricing for services; (ix) higher than anticipated start-up costs associated with new business opportunities; or (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

THE RECAPITALIZATION

    In 1995, U S WEST divided its businesses into two groups: U S WEST Communications Group (the "Communications Group") and U S WEST Media Group (the "Media Group") and created two separate classes of common stock under a recapitalization plan. One class of stock, U S WEST Communications Group Common Stock (the "Communications Stock"), reflects the performance of the communications businesses comprising the Communications Group, and the other class of stock, U S WEST Media Group Common Stock (the "Media Stock"), reflects the performance of the multimedia businesses comprising the Media Group. Effective November 1, 1995, each share of common stock of U S WEST was converted into one share each of Communications Stock and Media Stock.

THE SEPARATION

    On October 25, 1997, the Board of Directors of U S WEST adopted a proposal to separate U S WEST into two independent companies (the "Separation"). As a result of the Separation, the Communications Group will become an independent public company and will be renamed "U S WEST, Inc." ("New U S WEST"). In addition, the Media Group's directory business known as U S WEST Dex, Inc. ("Dex") will be aligned with New U S WEST (the "Dex Alignment"). The assets of New U S WEST will be accounted for at the historical values at which they were carried by U S WEST prior to the Separation. Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc." ("MediaOne").

    The Separation will be implemented pursuant to the terms of a separation agreement between U S WEST and New U S WEST (the "Separation Agreement"). Under the Separation Agreement, U S WEST will redeem each issued and outstanding share of Communications Stock (other than shares of Communications Stock held as treasury stock by U S WEST) for one share of New U S WEST Common Stock, and each outstanding share of Media Stock will remain outstanding and will thereafter represent one share of MediaOne Common Stock. Each share of Media Stock held as treasury stock by U S WEST will remain outstanding as one share of MediaOne Common Stock held as treasury stock by MediaOne.

    In connection with the Dex Alignment, (i) U S WEST will distribute, as a dividend, an aggregate of $850 in value of New U S WEST Common Stock to holders of Media Stock and (ii) $3.9 billion of U S WEST debt, currently allocated to Media Group, will be refinanced by New U S WEST.

    The transaction is subject to a number of approvals, including approvals by regulators and both shareowner groups, and receipt of a favorable ruling from the Internal Revenue Service. The Separation is expected to be complete sometime after mid-1998.

RESULTS OF OPERATIONS -- 1997 COMPARED WITH 1996

    Following are details of the Company's reported net income for 1997 and 1996, normalized to exclude the effects of certain nonoperating items.

                                                                                                     INCREASE (DECREASE)
                                                                                                     --------------------
                                                                                 1997       1996         $          %
                                                                               ---------  ---------  ---------  ---------
Reported net income..........................................................  $   1,252  $   1,267  $     (15)      (1.2)
Adjustments to reported net income:
  Gains on sales of rural telephone exchanges................................        (48)       (36)       (12)     (33.3)
  Gain on sale of investment in Bellcore.....................................        (32)    --            (32)    --
  Cumulative effect of change in accounting principle(1).....................     --            (34)        34     --
  Current year effect of change in accounting principle(1)...................     --            (15)        15     --
                                                                               ---------  ---------  ---------  ---------
Normalized income............................................................  $   1,172  $   1,182  $     (10)      (0.8)
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

------------------------------

(1) Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which, among other things, requires that companies no longer record depreciation expense on assets held for sale.

    In 1997, normalized income decreased to $1,172 from $1,182 in 1996. The decrease is primarily due to a $152 after-tax regulatory charge ($250 pretax) in the fourth quarter of 1997. The charge primarily relates to a liability for revenues that were collected subject to refund (with interest) in the state of Washington from May 1, 1996 through December 31, 1997. The liability was recognized in light of the Washington State Supreme Court's ruling on December 24, 1997 that upheld a Washington State Utilities and Transportation Commission ("WUTC") 1996 rate order (the "Washington Rate Order"). Absent the effects of the charge, the Company's adjusted income was $1,324, an increase of 12.0 percent as compared to 1996. The prospective revenue reduction as a result of the Washington Rate Order approximates $115 annually. In a separate action in January 1998 the WUTC authorized a rate increase of approximately $60 annually. Tariffs implementing both orders became effective February 1, 1998. See "Contingencies."

    Income in 1997 was favorably impacted by strong demand for services. Partially offsetting the effects of increased demand were higher expenses related to interconnection, provisions for estimated regulatory liabilities other than Washington, and start-up costs associated with growth initiatives, including PCS.

    OPERATING REVENUES

                                                                                                     INCREASE (DECREASE)
                                                                                                     --------------------
                                                                                 1997       1996         $          %
                                                                               ---------  ---------  ---------  ---------
Local service................................................................  $   5,016  $   4,770  $     246        5.2
Interstate access service....................................................      2,666      2,507        159        6.3
Intrastate access service....................................................        761        770         (9)      (1.2)
Long-distance network services...............................................        885      1,100       (215)     (19.5)
Other services...............................................................        755        684         71       10.4
                                                                               ---------  ---------  ---------  ---------
Total........................................................................  $  10,083  $   9,831  $     252        2.6
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

    Approximately 67 percent of the Company's revenues are derived from the states of Arizona, Colorado, Minnesota, Oregon and Washington. The primary factors that influence changes in revenues are customer demand for products and services, price changes (including those related to regulatory proceedings) and refunds. Approximately 30 percent of the access lines in service at December 31, 1997 are devoted to providing services to business customers. The access line growth rate for business customers, who tend to be heavier users of the network, has consistently exceeded the growth rate of residential customers. During 1997, business access lines grew 5.8 percent while residential access lines increased
3.9 percent, when adjusted for the 1997 sales of rural telephone access lines.

    During 1997, the Company's operating revenues increased 2.6 percent, to $10,083. Revenue growth was impacted by the $250 regulatory charge in the fourth quarter of 1997. The regulatory charge was allocated among local service revenues, interstate and intrastate access service revenues, long-distance network services revenues, and interest expense. Absent the effects of the charge, revenues were $10,313, an increase of 4.9 percent compared to 1996.

    LOCAL SERVICE REVENUES. Local service revenues include local telephone exchange, local private line and public telephone services. During 1997, local service revenues increased 5.2 percent, or $246, as compared with 1996. Local service revenue growth of 5.2 percent declined from 9.8 percent in 1996 due to the effects of an $86 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order and additional provisions of approximately $95 during the year for other estimated state regulatory liabilities. See "Contingencies." Lower wireless interconnection access prices mandated by the Telecommunications Act of 1996 and the effects of rural exchange sales also impacted local service revenue growth in 1997.

    The increase in local service revenues is primarily attributable to access line growth and increased demand for new product and service offerings and existing central office features. Total reported access lines increased 609,000 during 1997, or 3.9 percent, of which 294,000 is attributed to second lines. Second line installations increased 28.2 percent compared with 1996. Access lines grew 683,000, or 4.4 percent, when adjusted for sales of approximately 74,000 rural telephone access lines during 1997. Also contributing to the revenues increase were rate increases of $37 in various states and interim compensation revenues from interexchange carriers ("IXCs") as a result of the Federal Communications Commission ("FCC") payphone orders which took effect in April 1997.

    INTERSTATE ACCESS SERVICE REVENUES. Access charges are collected primarily from IXCs for their use of the local exchange network. For interstate access services there is also a fee collected directly from telephone customers. Approximately 28 percent of access revenues and 10 percent of total revenues are derived from providing access services to AT&T.

    During 1997, interstate access service revenues increased $159, or 6.3 percent, to $2,666. The increase in interstate access service revenues resulted primarily from greater demand for private line services, access line growth and an increase of 6.4 percent in billed interstate access minutes of use. Also contributing to the increase were the effects of higher accruals for refunds to IXCs in 1996. Lower prices under the FCC's current price cap plan and a $25 charge during fourth-quarter 1997 for an FCC-ordered refund to IXCs for access revenues collected during the last half of 1997 partially offset the effects of greater demand for interstate access services. The Company reduced prices for interstate access services, effective July 1, 1997, as a result of the FCC's current price cap plan. The access rate reductions, which are being reflected through lower interstate rates over twelve months beginning July 1, 1997, have an on-going revenue impact of approximately $160. The rate of growth in interstate access service revenues could decline in 1998 as a result of the FCC's May 1997 decisions that established rules to restructure the access charge system and the current price cap plan. See "Competitive and Regulatory Environment."

    INTRASTATE ACCESS SERVICE REVENUES. The decrease of $9, or 1.2 percent, in intrastate access service revenues is primarily due to the effects of a $68 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order. A 12.2 percent increase in billed intrastate minutes of use, higher demand for private line services and $7 of rate increases in local jurisdictions largely offset the effects of the charge.

    LONG-DISTANCE NETWORK SERVICES REVENUES. Long-distance network services revenues are derived from calls which both originate and terminate within LATA boundaries of the Region. In 1997, long-distance network services revenues decreased $215, or 19.5 percent, as compared with 1996. The decline is partially due to the effects of a $51 accrual recognized during fourth-quarter 1997 as part of the Washington Rate Order. The decrease in long-distance network services revenues is also due to the effects of competition and the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997 and 1996. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense. Rate decreases of $20 in local jurisdictions also contributed to the decrease in long-distance network services revenues.

    Long-distance network services revenues have declined over the last several years as customers have migrated to IXCs that have the ability to offer long-distance services on both an intraLATA and interLATA basis. A portion of revenues lost to competition, however, is recovered through access charges paid by the IXCs. The Company believes that erosion of long-distance network services revenues will continue due to the loss of exclusivity of 1+ dialing in Minnesota and Arizona in February and April of 1996, respectively, and in New Mexico and Wyoming in September and December of 1997, respectively, and the effects of continued competitive dial-around activity in other states within the Region. The Company is responding to competition through competitive pricing of intraLATA long-distance network services and increased promotional efforts to retain customers.

    OTHER SERVICES REVENUES. Revenues from other services primarily consist of voice messaging services, inside wire installation and maintenance services, and billing and collection services. Other services revenues increased $71, or 10.4 percent, as compared with 1996, primarily as a result of continued market penetration of voice messaging services and greater sales of inside wire maintenance. Also contributing to the increase were revenues from the launch of PCS services.

    COSTS AND EXPENSES

                                                                                                        INCREASE (DECREASE)
                                                                                                        --------------------
                                                                                    1997       1996         $          %
                                                                                  ---------  ---------  ---------  ---------
Employee-related expenses.......................................................  $   3,344  $   3,377  $     (33)      (1.0)
Other operating expenses........................................................      1,894      1,574        320       20.3
Taxes other than income taxes...................................................        406        379         27        7.1
Depreciation and amortization...................................................      2,103      2,101          2        0.1
Interest expense................................................................        374        414        (40)      (9.7)
Gains on sales of rural telephone exchanges.....................................         77         59         18       30.5
Gain on sale of investment in Bellcore..........................................         53     --             53     --
Other expense -- net............................................................         74         44         30       68.2

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses include salaries and wages (including both basic and performance-based pay), overtime, benefits (including pension, postretirement and health care), payroll taxes and contract labor. During 1997, total employee-related expenses decreased $33, or 1.0 percent, to $3,344, primarily due to lower salaries and wages related to headcount reductions, lower conference and travel expenses and decreases in overtime costs. The headcount reductions include the transfer of approximately 1,200 employees during third-quarter 1997 to an unregulated affiliate. Partially offsetting these decreases were higher contract labor costs, predominately a result of increased systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts, and increases in certain employee-related benefits costs.

    At December 31, 1997, approximately 74 percent of the Company's employees were represented by unions. The Company's principal collective bargaining agreements expire in August 1998. Negotiations with respect to future collective bargaining agreements are underway.

    OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to independent local exchange carriers (incurred for the routing of long-distance traffic through their facilities), network software expenses and other general and administrative costs. During 1997, other operating expenses increased $320, or 20.3 percent, to $1,894, primarily due to a $92 increase in advertising costs, interconnection expenses and increased affiliate expense as a result of the above referenced transfer of employees to an unregulated affiliate. Costs associated with strategic and growth initiatives (primarily
PCS), and increased equipment rentals also contributed to the increase. Partially offsetting these cost increases were reduced access expenses (primarily related to the implementation of the MTCPs in 1997 and 1996), lower material and supplies expense and a 1996 charge of $11 to discontinue the Omaha broadband video service trial.

    TAXES OTHER THAN INCOME TAXES. Taxes other than income taxes, which consist primarily of property taxes, increased $27, or 7.1 percent, to $406, primarily due to the effects of property tax adjustments in 1996 and increased 1997 use taxes. Partially offsetting the increases were the effects of favorable tax valuations and mill levies on 1997 property taxes as compared with 1996.

    INTEREST EXPENSE. Interest expense decreased $40, or 9.7 percent, to $374, primarily as a result of lower average debt levels as compared to 1996. Partially offsetting the decrease was a reduction in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

    GAINS ON SALES OF RURAL TELEPHONE EXCHANGES. During 1997, the Company sold selected rural telephone exchanges in Iowa, South Dakota, Nebraska, Idaho and Minnesota for pretax gains of $77. The 1996 gains were a result of sales in Utah, North Dakota, South Dakota, Idaho and New Mexico.

    GAIN ON SALE OF INVESTMENT IN BELLCORE. During 1997, the Company and the other Regional Bell Operating Companies ("RBOCs") sold their equity interests in Bell Communications Research, Inc. ("Bellcore"). As a result of the sale, the Company recorded a pretax gain of $53 ($32 after tax).

    OTHER EXPENSE--NET. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory and interstate sharing liabilities.

    RESTRUCTURING CHARGE

    In 1993, the Company incurred an $880 restructuring charge (pretax). The related restructuring plan was designed to provide faster, more responsive customer services, while reducing the costs of providing these services. During 1997, the restructuring reserve decreased $67, to $56. Reserve usage was primarily a result of 645 employee separations and systems development costs during 1997. The restructuring plan is substantially complete as of December 31, 1997.

    OTHER ITEMS

    U S WEST COMMUNICATIONS CREDIT RATINGS

    During the first quarter of 1997, Standard & Poor's lowered the Company's senior unsecured debt rating from A+ to A as a result of a modified rating criteria implemented by Standard & Poor's to reflect the increased competitive telecommunications environment. During the second quarter of 1997, Moody's placed the Company's senior unsecured debt under review in connection with the Company's regulatory rulings, which may result in a downgrading. See "Contingencies."

    The Company's senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps were Aa3, A and AA-, and P1, A1 and D1+, respectively, at December 31, 1997.

    In connection with U S WEST's announcement of the Separation, Standard & Poor's placed the Company's senior unsecured debt on credit watch with positive implications and reaffirmed the Company's commercial paper ratings, and Duff & Phelps reaffirmed the Company's senior unsecured debt and commercial paper ratings.

    RISK MANAGEMENT

    The Company is exposed to market risks arising from changes in interest rates. Derivative financial instruments are used to selectively manage this risk. The Company does not use derivative financial instruments for trading purposes.

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Approximately $60 of the Company's floating rate debt is exposed to changes in interest rates. Such exposure is primarily linked to the 30-day commercial paper rate. A hypothetical 10 percent change in the 30-day commercial paper rate would not have a material effect on the annual earnings of the Company.

CONTINGENCIES

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

    WASHINGTON. In 1996, the WUTC acted on the Company's 1995 rate request. The Company had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting the Company's request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

    On December 24, 1997, the Washington State Supreme Court upheld the WUTC ruling. The Washington State Supreme Court's ruling resulted in an estimated liability for the revenues that were collected subject to refund from May 1, 1996 through December 31, 1997, including interest, in the amount of $225. The prospective revenue reduction as a result of this ruling approximates $115 annually, which includes the effects of business growth. In a separate action, the WUTC authorized a rate increase of approximately $60 annually that partially mitigates the effect of the Washington State Supreme Court's ruling. Tariffs implementing both orders became effective February 1, 1998.

    OREGON. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely the Company's alternative form of regulation ("AFOR") plan, and it then undertook a review of the Company's earnings. In May 1997, the OPUC ordered the Company to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when the Company's AFOR plan was terminated on May 1, 1996.

    The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court for the County of Marion (the "Oregon Circuit Court") which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC has announced its intent to appeal. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $180.

    UTAH. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from IXCs and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $160.

    STATE REGULATORY ACCRUALS. The Company has accrued $348 at December 31, 1997, which represents its estimated liability for all state regulatory proceedings, predominantly the items discussed above. Approximately $225 of the total estimated liability was recognized during fourth-quarter 1997. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $230. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

COMPETITIVE AND REGULATORY ENVIRONMENT

    For a complete discussion of the Company's competitive and regulatory environment, see the U S WEST, Inc. Form 10-K -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Competitive and Regulatory Environment.

YEAR 2000 COSTS

    During 1997, the Company conducted a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process data. The systems evaluated include all internal systems and those that manage the public switched network. This evaluation includes the Company's significant vendors in determining the impact on the Company if those third parties fail to remediate their own year 2000 issues. Based on its internal assessment, the Company has determined that it will have to modify or replace certain portions of its internal use software, whether developed by the Company or provided by a third party. For public network software, there are central office and remote switches from a variety of vendors in addition to interoffice and loop transport equipment that also require conversion. To date, inventory is complete for all major network elements, compliance standards have been published and key vendors have agreed to compliance dates. Detailed plans for the year 2000 project for all systems have been completed and conversion activity is underway.

    The estimated remaining costs of the related projects approximate $150 through 1999. Management's estimate of the costs and completion dates of the year 2000 project are dependent on various factors including availability of skilled resources, the ability to locate and modify all relevant software code and vendor compliance. The Company cannot provide assurance that actual results will not differ from management's estimates. Failure to complete the project in a timely or complete manner, or within its estimate of project costs, could have a material impact on future results of operations.

NEW ACCOUNTING STANDARDS

    In 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. SFAS No. 131 requires, among other things, the reporting of detailed operating segment information of an enterprise for annual periods beginning in 1998 and for interim periods beginning in 1999.

    Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999, but earlier adoption is allowed. The Company is currently evaluating the impacts of SOP 98-1 and believes that it could initially have a significant impact upon results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of U S WEST Communications, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Communications, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II on page 31 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information as of and for the years ended December 31, 1997 and 1996 has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Denver, Colorado,
February 6, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowner and Board of Directors of U S WEST Communications, Inc.:

    We have audited the accompanying consolidated statements of income and cash flows and the related consolidated financial statement schedule of U S WEST Communications, Inc. for the year ended December 31, 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of U S WEST Communications, Inc. and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
Denver, Colorado
February 12, 1996

                         U S WEST COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
                                                                                            (DOLLARS IN MILLIONS)
Operating revenues:
  Local service......................................................................  $   5,016  $   4,770  $   4,344
  Interstate access service..........................................................      2,666      2,507      2,378
  Intrastate access service..........................................................        761        770        747
  Long-distance network services.....................................................        885      1,100      1,189
  Other services.....................................................................        755        684        626
                                                                                       ---------  ---------  ---------
    Total operating revenues.........................................................     10,083      9,831      9,284

Operating expenses:
  Employee-related expenses..........................................................      3,344      3,377      3,079
  Other operating expenses...........................................................      1,894      1,574      1,587
  Taxes other than income taxes......................................................        406        379        371
  Depreciation and amortization......................................................      2,103      2,101      2,022
                                                                                       ---------  ---------  ---------
    Total operating expenses.........................................................      7,747      7,431      7,059
                                                                                       ---------  ---------  ---------

Operating income.....................................................................      2,336      2,400      2,225

Interest expense.....................................................................        374        414        386
Gains on sales of rural telephone exchanges..........................................         77         59        136
Gain on sale of investment in Bellcore...............................................         53     --         --
Other expense -- net.................................................................         74         44         58
                                                                                       ---------  ---------  ---------
Income before income taxes, extraordinary item and
 cumulative effect of change in accounting principle.................................      2,018      2,001      1,917
Provision for income taxes...........................................................        766        768        698
                                                                                       ---------  ---------  ---------
Income before extraordinary item and cumulative effect
 of change in accounting principle...................................................      1,252      1,233      1,219
Extraordinary item -- early extinguishment of debt -- net of tax.....................     --         --             (8)
                                                                                       ---------  ---------  ---------
Income before cumulative effect of change in accounting principle....................      1,252      1,233      1,211
Cumulative effect of change in accounting principle -- net of tax....................     --             34     --
                                                                                       ---------  ---------  ---------
NET INCOME...........................................................................  $   1,252  $   1,267  $   1,211
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $      26  $      92
  Accounts and notes receivable, less allowance
    for credit losses of $50 and $37, respectively..........................................      1,608      1,550
  Inventories and supplies..................................................................        124        109
  Deferred tax asset........................................................................        226        152
  Prepaid and other.........................................................................         68         57
                                                                                              ---------  ---------
Total current assets........................................................................      2,052      1,960

Gross property, plant and equipment.........................................................     33,182     32,451
Less accumulated depreciation...............................................................     19,041     18,522
                                                                                              ---------  ---------
Property, plant and equipment -- net........................................................     14,141     13,929
Other assets................................................................................        815        743
                                                                                              ---------  ---------
Total assets................................................................................  $  17,008  $  16,632
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
  Short-term debt...........................................................................  $     497  $     834
  Accounts payable..........................................................................      1,439        998
  Employee compensation.....................................................................        321        308
  Dividends payable.........................................................................        192        307
  Advanced billings and customer deposits...................................................        292        250
  Current portion of state regulatory liability.............................................        225     --
  Accrued property taxes....................................................................        205        193
  Other.....................................................................................        552        561
                                                                                              ---------  ---------
Total current liabilities...................................................................      3,723      3,451

Long-term debt..............................................................................      5,019      5,375
Postretirement and other postemployment benefit obligations.................................      2,365      2,347
Deferred income taxes.......................................................................        891        807
Unamortized investment tax credits..........................................................        168        173
Deferred credits and other..................................................................        442        419

Contingencies

Shareowner's equity
  Common shares -- one share without par value, owned by parent.............................      8,017      7,677
  Cumulative deficit........................................................................     (3,617)    (3,617)
                                                                                              ---------  ---------
Total shareowner's equity...................................................................      4,400      4,060
                                                                                              ---------  ---------
Total liabilities and shareowner's equity...................................................  $  17,008  $  16,632
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                         (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income........................................................................  $   1,252  $   1,267  $   1,211
Adjustments to net income:
  Depreciation and amortization...................................................      2,103      2,101      2,022
  Gains on sales of rural telephone exchanges.....................................        (77)       (59)      (136)
  Gain on sale of investment in Bellcore..........................................        (53)    --         --
  Cumulative effect of change in accounting principle.............................     --            (34)    --
  Deferred income taxes and amortization of investment tax credits................        (23)        99        158
Changes in operating assets and liabilities:
  Restructuring payments..........................................................        (67)      (226)      (315)
  Postretirement medical and life costs, net of cash fundings.....................         77         25        (93)
  Accounts receivable.............................................................        (46)       (12)       (96)
  Inventories, supplies and other current assets..................................        (53)         6        (45)
  Accounts payable and accrued liabilities........................................        574        146         24
Other -- net......................................................................         91         25         27
                                                                                    ---------  ---------  ---------
Cash provided by operating activities.............................................      3,778      3,338      2,757
                                                                                    ---------  ---------  ---------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment....................................     (2,101)    (2,392)    (2,437)
Purchase of wireless PCS licenses.................................................        (73)    --         --
Proceeds from sales of rural telephone exchanges..................................         67        174        214
Proceeds from sale of investment in Bellcore......................................         65     --         --
Proceeds from (payments on) disposals of property, plant and equipment............         22         15        (18)
                                                                                    ---------  ---------  ---------
Cash (used for) investing activities..............................................     (2,020)    (2,203)    (2,241)
                                                                                    ---------  ---------  ---------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term debt.................................       (639)       158       (778)
Proceeds from issuance of long-term debt..........................................         29         23      1,647
Repayments of long-term debt......................................................       (142)      (466)      (327)
Dividends paid on common stock....................................................     (1,367)    (1,259)    (1,037)
Equity infusions from U S WEST Communications Group...............................        295        310         56
                                                                                    ---------  ---------  ---------
Cash (used for) financing activities..............................................     (1,824)    (1,234)      (439)
                                                                                    ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
Increase (decrease)...............................................................        (66)       (99)        77
Beginning balance.................................................................         92        191        114
                                                                                    ---------  ---------  ---------
Ending balance....................................................................  $      26  $      92  $     191
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                         U S WEST COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements include the accounts of U S WEST Communications, Inc., and its wholly owned subsidiaries (the "Company"). The Company is an indirect, wholly owned subsidiary of U S WEST. The Company was formed as a result of the January 1, 1991, merger of The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company. The merger was accounted for as a transfer of assets among entities under common control similar to that of a pooling-of-interests.

    INDUSTRY SEGMENT. The Company primarily provides telecommunications services to more than 25 million residential and business customers in the Company's Region. The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Primary telecommunications services offered include local telephone exchange services, exchange access services (which connect customers to the facilities of carriers, including long-distance providers and wireless operators), and long-distance services within LATAs in the Region. Other products and services include caller identification, voice messaging, digital switched services, high-speed data network transmission services and PCS.

    Approximately 67 percent of the Company's revenues are derived from the states of Arizona, Colorado, Minnesota, Oregon and Washington.

    SIGNIFICANT CONCENTRATIONS. The largest volume of the Company's services are provided to AT&T. During 1997, 1996 and 1995, revenues from services provided to AT&T were $1,049, $1,046 and $1,085, respectively. Related accounts receivable at December 31, 1997 and 1996, totaled $79 and $89, respectively. As of December 31, 1997, the Company is not aware of any other significant concentration of business transacted with a particular customer or supplier that could, if suddenly eliminated, severely impact operations.

    At December 31, 1997, approximately 74 percent of the Company's employees are represented by unions. The Company's principal collective bargaining agreements expire in August 1998. Negotiations with respect to future collective bargaining agreements are underway.

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

                         U S WEST COMMUNICATIONS, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company provides for depreciation of property, plant and equipment using various straight-line group methods and remaining useful (economic) lives based on industry-wide studies. When the depreciable property, plant and equipment of the Company is retired or sold, the original cost less the net salvage value is generally charged to accumulated depreciation. The average depreciable lives used for the major categories of property, plant, and equipment follow:

                                                                               AVERAGE LIFE
CATEGORY                                                                          (YEARS)
--------------------------------------------------------------------------  -------------------
General purpose computers.................................................           6
Digital switching and circuit equipment...................................          10
Aerial and underground copper cable.......................................          15
Buried copper and fiber cable.............................................          20
Buildings.................................................................         27-49

    Interest related to qualifying construction projects is capitalized and is reflected as a reduction of interest expense. Amounts capitalized were $20, $31 and $39 in 1997, 1996 and 1995, respectively.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is charged to expense with two exceptions. Initial operating systems software is capitalized and amortized over the life of the related hardware, and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are charged to expense. Capitalized computer software costs of $132 and $187 at December 31, 1997 and 1996, respectively, are recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $78, $81 and $69 in 1997, 1996 and 1995, respectively.

    FINANCIAL INSTRUMENTS. Synthetic instrument accounting is used for interest rate and foreign currency swaps if the index, maturity, and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument that qualifies for synthetic instrument accounting would be deferred and amortized over the remaining life of the original instrument.

    Hedge accounting is used for forward contracts which qualify as hedges of future debt issues. To qualify for hedge accounting, the contracts must have a high inverse correlation to the exposure being hedged, and reduce the risk or volatility associated with changes in interest rates. Qualified interest rate contracts are associated with the related debt and amortized as yield adjustments. Any gain or loss on the termination of a contract that qualifies for hedge accounting would be deferred and accounted for with the underlying transaction being hedged. The Company does not use derivative financial instruments for trading purposes.

    Gains and losses incurred on executed forward U. S. Treasury Bond contracts, used to lock in the U. S. Treasury rate component of a future debt issue, are deferred and recognized as an adjustment to interest expense over the life of the underlying debt. At December 31, 1997, deferred gains of $8 and deferred losses of $50 on the closed forward contracts are included as part of the carrying value of the underlying debt. The deferred gains and losses are being recognized as yield adjustments over the life of the related debt, which matures at various dates through 2043.

    Currency swaps entered into to convert foreign debt to U. S.
dollar-denominated debt are combined with the foreign currency debt and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

                         U S WEST COMMUNICATIONS, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION. Local telephone and wireless services are generally billed monthly in advance, and revenues are recognized the following month when services are provided. Revenues derived from exchange access, long-distance network services, and wireless airtime usage are billed and recognized monthly as services are provided.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $188, $96 and $66 in 1997, 1996 and 1995, respectively.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment in accordance with the deferred method of accounting for such credits.

    The Company is included in the consolidated federal income tax returns of U S WEST. The Company recognizes federal income tax expense based upon a pro-rata allocation agreement with U S WEST. Under the agreement, the Company is allocated income tax consequences or benefits based upon its pro-rata contribution to the consolidated group's taxable income, deductions and credits. The amount of federal income tax expense recognized by the Company is not significantly different than an amount computed on a stand-alone basis.

    The Company is included in combined state tax returns filed by U S WEST. The Company recognized state income tax expense based upon a stand-alone allocation policy with U S WEST.

    BELLCORE. Charges relating to research, development and maintenance of existing technologies performed by Bellcore, of which the Company had a one-seventh ownership, were $118, $97 and $95 in 1997, 1996 and 1995, respectively.

    In November 1997, the Company and the other RBOCs sold their interests in Bellcore. As a result of the sale, the Company received cash proceeds of $65 and recorded an after-tax gain of $32. Bellcore and other third parties will continue to provide research and development and other services to the Company on a contract basis.

    NEW ACCOUNTING STANDARDS. In 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. SFAS No. 131 requires, among other things, reporting of detailed operating segment information of an enterprise for annual periods beginning in 1998 and interim periods beginning in 1999.

    SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of SOP 98-1 is required as of January 1, 1999, but earlier adoption is allowed. The Company is currently evaluating the impact of SOP 98-1, and believes that it could initially have a significant impact upon results of operations.

                         U S WEST COMMUNICATIONS, INC.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

    The composition of property, plant and equipment follows:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Land and buildings..........................................................  $   2,379  $   2,372
Telecommunications network equipment........................................     13,505     12,893
Telecommunications outside plant............................................     13,802     13,148
General purpose computers and other.........................................      2,886      3,440
Construction in progress....................................................        610        598
                                                                              ---------  ---------
                                                                                 33,182     32,451
                                                                              ---------  ---------
Less accumulated depreciation
  Buildings.................................................................        664        690
  Telecommunications network equipment......................................      8,216      7,742
  Telecommunications outside plant..........................................      8,657      8,221
  General purpose computers and other.......................................      1,504      1,869
                                                                              ---------  ---------
                                                                                 19,041     18,522
                                                                              ---------  ---------
Property, plant and equipment -- net........................................  $  14,141  $  13,929
                                                                              ---------  ---------
                                                                              ---------  ---------

    In 1997, the Company sold certain rural telephone exchanges with a cost basis of $160. Consideration received for the sales was $237, including $67 in cash. In 1996 and 1995, the Company sold certain rural telephone exchanges with a cost basis of $243 and $258, respectively, and received consideration of $306 (including $174 in cash) during 1996, and $388 (including $214 in cash) during 1995.

    Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. SFAS No. 121 also requires that a company no longer record depreciation expense on assets held for sale. Adoption of SFAS No. 121 resulted in income of $34 (net of income tax expense of $22) in 1996 from the cumulative effect of reversing depreciation expense recorded in prior years related to rural telephone exchanges held for sale. Depreciation expense was reversed from the date the Company formally committed to a plan to dispose of the rural telephone exchange assets to January 1, 1996. The income has been recorded as a cumulative effect of change in accounting principle in accordance with SFAS No. 121. As a result of adopting SFAS No. 121, depreciation expense for 1996 was reduced by $24.

                         U S WEST COMMUNICATIONS, INC.

NOTE 3: DEBT

SHORT-TERM DEBT

    The components of short-term debt follow:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------
Commercial paper..............................................................  $      62  $     701
Current portion of long-term debt.............................................        435        133
                                                                                ---------  ---------
Total.........................................................................  $     497  $     834
                                                                                ---------  ---------
                                                                                ---------  ---------

    The weighted-average interest rate on commercial paper was 6.11 percent and
5.57 percent at December 31, 1997 and 1996, respectively.

    The Company maintains commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. In addition, the Company, which conducts its own borrowing activities, is permitted to borrow up to $500 under short-term lines of credit, all of which was available at December 31, 1997.

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                           MATURITIES
                                                     -------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                                         1999       2000       2001       2002     THEREAFTER     1997       1996
---------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
Up to 5%...........................................  $  --      $      90  $  --      $     100   $      50   $     240  $     275
Above 5% to 6%.....................................     --         --             50     --             211         261        561
Above 6% to 7%.....................................         71        257        133        250       1,533       2,244      2,244
Above 7% to 8%.....................................     --         --         --         --           1,646       1,646      1,646
Above 8% to 9%.....................................     --         --         --         --             250         250        250
Above 9% to 10%....................................     --            175     --         --          --             175        175
Variable-rate debt indexed to two- and ten-year
  constant maturity U. S. Treasury rates...........        155     --         --         --          --             155        155
                                                     ---------  ---------  ---------  ---------  -----------  ---------  ---------
                                                     $     226  $     522  $     183  $     350   $   3,690       4,971      5,306
                                                     ---------  ---------  ---------  ---------  -----------
                                                     ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other................                                                                 172        191
Unamortized discount -- net........................                                                                (124)      (122)
                                                                                                              ---------  ---------
Total..............................................                                                           $   5,019  $   5,375
                                                                                                              ---------  ---------
                                                                                                              ---------  ---------

    Long-term debt consists principally of debentures and medium-term notes.

    During 1995, the Company refinanced $1.5 billion of commercial paper to take advantage of favorable long-term interest rates. In addition to the commercial paper, the Company refinanced $145 of long-term debt. Expenses associated with the refinancing of long-term debt resulted in extraordinary charges to income of $8, net of income tax benefits of $5.

    Interest payments, net of amounts capitalized, were $374, $422 and $367 for 1997, 1996 and 1995, respectively.

                         U S WEST COMMUNICATIONS, INC.

NOTE 3: DEBT (CONTINUED)
INTEREST RATE RISK MANAGEMENT

    The objective of the interest rate risk management program is to minimize the total cost of debt over time and the interest rate variability. This is achieved through the use of interest rate swaps, which adjust the ratio of fixed- to variable-rate debt.

    Under an interest rate swap, the Company agrees with another party to exchange interest payments at specified intervals over a defined term. Interest payments are calculated by reference to the notional amount based on the fixed- and variable-rate terms of the swap agreements.

    The Company entered into currency swaps to convert Swiss franc-denominated debt to U. S. dollar-denominated debt. This allowed the Company to achieve interest savings over issuing fixed-rate, dollar-denominated debt. The currency swap and foreign currency debt are combined and accounted for as if fixed-rate, dollar-denominated debt were issued directly.

    The following table summarizes terms of swaps and interest rate contracts. Variable rates are indexed to two- and ten-year constant maturity U. S. Treasury and 30-day commercial paper rates.

                                                 DECEMBER 31, 1997                                 DECEMBER 31, 1996
                                  ------------------------------------------------  ------------------------------------------------
                                                                  WEIGHTED-                                         WEIGHTED-
                                                                 AVERAGE RATE                                      AVERAGE RATE
                                   NOTIONAL                 ----------------------   NOTIONAL                 ----------------------
                                    AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE       PAY
                                  -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
Variable to fixed...............   $     155      1999            5.46        6.24   $     180    1997-1999         5.51        5.91
Currency........................         204    1999-2001       --            6.55         204    1999-2001       --            6.55

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

                         U S WEST COMMUNICATIONS, INC.

NOTE 4: FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The fair values of long-term debt are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                             DECEMBER 31,
                                                            ----------------------------------------------
                                                                     1997                    1996
                                                            ----------------------  ----------------------
                                                             CARRYING      FAIR      CARRYING      FAIR
                                                               VALUE       VALUE       VALUE       VALUE
                                                            -----------  ---------  -----------  ---------
Debt (includes short-term portion)........................   $   5,516   $   5,660   $   6,209   $   6,160
Interest rate swap agreements -- assets...................      --          --          --             (17)
Interest rate swap agreements -- liabilities..............      --              28      --              10
                                                            -----------  ---------  -----------  ---------
Debt -- net...............................................   $   5,516   $   5,688   $   6,209   $   6,153
                                                            -----------  ---------  -----------  ---------
                                                            -----------  ---------  -----------  ---------

NOTE 5: LEASING ARRANGEMENTS

    The Company has entered into operating leases for office facilities, equipment and real estate. Rent expense under operating leases was $185, $161 and $179 in 1997, 1996 and 1995, respectively. Future minimum lease payments as of December 31, 1997, under noncancelable operating leases, follow:

YEAR
--------------------------------------------------------------------------------------
1998..................................................................................  $      95
1999..................................................................................         97
2000..................................................................................         81
2001..................................................................................         83
2002..................................................................................         57
Thereafter............................................................................        438
                                                                                        ---------
Total.................................................................................  $     851
                                                                                        ---------
                                                                                        ---------

                         U S WEST COMMUNICATIONS, INC.

NOTE 6: SHAREOWNER'S EQUITY

    Following is a reconciliation of the Company's shareowner's equity:

                                                                     COMMON     CUMULATIVE
                                                                     SHARES       DEFICIT      TOTAL
                                                                   -----------  -----------  ---------
Balance at December 31, 1994.....................................   $   7,286    $  (3,602)  $   3,684
  Net income.....................................................      --            1,211       1,211
  Dividends declared.............................................      --           (1,211)     (1,211)
  Equity infusions...............................................          62       --              62
                                                                   -----------  -----------  ---------
Balance at December 31, 1995.....................................       7,348       (3,602)      3,746
                                                                   -----------  -----------  ---------
  Net income.....................................................      --            1,267       1,267
  Dividends declared.............................................      --           (1,267)     (1,267)
  Equity infusions...............................................         329       --             329
  Other(1).......................................................      --              (15)        (15)
                                                                   -----------  -----------  ---------
Balance at December 31, 1996.....................................       7,677       (3,617)      4,060
                                                                   -----------  -----------  ---------
  Net income.....................................................      --            1,252       1,252
  Dividends declared.............................................      --           (1,252)     (1,252)
  Equity infusions...............................................         295       --             295
  Other(2).......................................................          45       --              45
                                                                   -----------  -----------  ---------
Balance at December 31, 1997.....................................   $   8,017    $  (3,617)  $   4,400
                                                                   -----------  -----------  ---------
                                                                   -----------  -----------  ---------

------------------------------

(1)  During 1996, the Company absorbed an affiliated company.

(2) During 1997, the Company transferred employees and the related assets and liabilities to an unregulated affiliated company.

NOTE 7: EMPLOYEE BENEFITS

PENSION PLAN

    The Company participates in a defined benefit pension plan sponsored by U S WEST which covers substantially all management and occupational employees. Management benefits are based on a final pay formula while occupational benefits are based on a flat benefit formula. The projected unit credit method is used for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. The Company's policy is to fund amounts required under the Employee Retirement Income Security Act of 1974 and no funding was required in 1997, 1996 and 1995. Net pension credits for 1997, 1996 and 1995 were $(29), $(5) and $(2), respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company participates in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. In conjunction with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," U S WEST immediately recognized the accumulated postretirement benefit obligation for current and future retirees. However, the FCC and certain state jurisdictions permit amortization of the transition obligation over the average remaining service period of active employees for regulatory accounting purposes, with most jurisdictions requiring funding as a stipulation for rate recovery.

                         U S WEST COMMUNICATIONS, INC.

NOTE 7: EMPLOYEE BENEFITS (CONTINUED)
    The Company uses the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. Net postretirement benefit costs for 1997, 1996 and 1995 were $160, $147 and $183, respectively. The amount funded by the Company is based on regulatory accounting requirements.

NOTE 8: INCOME TAXES

    The components of the provision for income taxes follow:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
FEDERAL:
  Current........................................................................  $     680  $     576  $     467
  Deferred.......................................................................        (16)       104        157
  Investment tax credits -- net..................................................        (15)       (29)       (38)
                                                                                   ---------  ---------  ---------
                                                                                         649        651        586
                                                                                   ---------  ---------  ---------
STATE AND LOCAL:
  Current........................................................................        109         93         73
  Deferred.......................................................................          8         24         39
                                                                                   ---------  ---------  ---------
                                                                                         117        117        112
                                                                                   ---------  ---------  ---------
Provision for income taxes.......................................................  $     766  $     768  $     698
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The Company paid $797, $667 and $530 for income taxes in 1997, 1996 and 1995, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
                                                                                              (IN PERCENT)
Federal statutory tax rate.........................................................       35.0       35.0       35.0
Investment tax credit amortization.................................................       (0.5)      (0.8)      (1.3)
State income taxes -- net of federal effect........................................        3.7        3.8        3.8
Other..............................................................................       (0.2)       0.4       (1.1)
                                                                                           ---        ---        ---
Effective tax rate.................................................................       38.0       38.4       36.4
                                                                                           ---        ---        ---
                                                                                           ---        ---        ---

                         U S WEST COMMUNICATIONS, INC.

NOTE 8: INCOME TAXES (CONTINUED)

    The components of the net deferred tax liability follow:

                                                                                      DECEMBER 31,
                                                                                  --------------------
                                                                                    1997       1996
                                                                                  ---------  ---------
Property, plant and equipment...................................................  $   1,573  $   1,504
State deferred taxes -- net of federal effect...................................        201        193
Other...........................................................................         46         44
                                                                                  ---------  ---------
    Deferred tax liabilities....................................................      1,820      1,741
                                                                                  ---------  ---------
Postemployment benefits, including pension......................................        631        687
Restructuring and other.........................................................         20         45
Unamortized investment tax credit...............................................         59         61
State deferred taxes -- net of federal effect...................................        128        120
Other...........................................................................        317        173
                                                                                  ---------  ---------
    Deferred tax assets.........................................................      1,155      1,086
                                                                                  ---------  ---------
Net deferred tax liability......................................................  $     665  $     655
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    The current portion of the deferred tax asset was $226 and $152 at December 31, 1997 and 1996, respectively. These balances resulted primarily from refunds related to state regulatory liabilities, restructuring, interstate sharing and compensation-related items in 1997, and restructuring charges and compensation-related items in 1996.

    At December 31, 1997 and 1996, the Company had outstanding taxes payable to U S WEST of $27 and $35, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

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

                         U S WEST COMMUNICATIONS, INC.

NOTE 9: RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company's operations include the following charges for services:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Project development and maintenance(1)....................................  $     262  $     129  $     178
Procurement...............................................................         79        102        120
Corporate services........................................................         86        108        117
Marketing services........................................................         77         74         74
Telecommunications........................................................         43         14         10
Leased office space.......................................................          9          8         10
Other.....................................................................         10         16         18
                                                                            ---------  ---------  ---------
Total.....................................................................  $     566  $     451  $     527
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

------------------------------

(1) Includes charges related to maintenance of existing technologies and research and development performed by Bellcore.

NOTE 10: CONTINGENCIES

    There are pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both.

    WASHINGTON. In 1996, the WUTC acted on the Company's 1995 rate request. The Company had sought to increase revenues by raising rates primarily for basic residential services over a four-year period. Instead of granting the Company's request, the WUTC ordered $91.5 in annual net revenue reductions, effective May 1, 1996.

    On December 24, 1997, the Washington State Supreme Court upheld the WUTC ruling. The Washington State Supreme Court's ruling resulted in an estimated liability for the revenues that were collected subject to refund from May 1, 1996 through December 31, 1997, including interest, in the amount of $225. The prospective revenue reduction as a result of this ruling approximates $115 annually, which includes the effects of business growth. In a separate action, the WUTC authorized a rate increase of approximately $60 annually that partially mitigates the effect of the Washington State Supreme Court's ruling. Tariffs implementing both orders became effective February 1, 1998.

    OREGON. On May 1, 1996, the OPUC approved a stipulation terminating prematurely the Company's AFOR plan, and it then undertook a review of the Company's earnings. In May 1997, the OPUC ordered the Company to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. The one-time refund is for interim rates which became subject to refund when the Company's AFOR plan was terminated on May 1, 1996.

    The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC has announced its intent to appeal. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $180.

                         U S WEST COMMUNICATIONS, INC.

NOTE 10: CONTINGENCIES (CONTINUED)
    UTAH. In another proceeding, the Utah Supreme Court has remanded a UPSC order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from IXCs and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at December 31, 1997, is not expected to exceed $160.

    STATE REGULATORY ACCRUALS. The Company has accrued $348 at December 31, 1997, which represents its estimated liability for all state regulatory proceedings, predominantly the items discussed above. Approximately $225 of the total estimated liability was recognized during fourth-quarter 1997. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $230. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          QUARTERLY FINANCIAL DATA
                                                                             --------------------------------------------------
                                                                                FIRST       SECOND        THIRD       FOURTH
                                                                               QUARTER      QUARTER      QUARTER      QUARTER
                                                                             -----------  -----------  -----------  -----------
1997
  Operating revenues.......................................................   $   2,547    $   2,488    $   2,609    $   2,439
  Income before income taxes...............................................         564          571          578          305
  Net income...............................................................         349          353          358          192

1996
  Operating revenues.......................................................   $   2,408    $   2,440    $   2,456    $   2,527
  Income before income taxes and cumulative effect of change in accounting
    principle..............................................................         480          543          477          501
  Income before cumulative effect of change in accounting principle........         297          335          294          307
  Net income...............................................................         331          335          294          307

    1997 first-, second- and third-quarter net income includes $11, $18 and $19, respectively, from gains on the sales of certain rural telephone exchanges. 1997 fourth-quarter net income includes a $152 regulatory charge related primarily to the Washington Rate Order and $32 from a gain on the sale of the Company's interest in Bellcore.

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

                         U S WEST COMMUNICATIONS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                                             BALANCE AT                  CHARGED TO                  BALANCE AT
                                                            BEGINNING OF    CHARGED TO      OTHER                      END OF
                                                               PERIOD        EXPENSE      ACCOUNTS     DEDUCTIONS      PERIOD
                                                            -------------  ------------  -----------  -------------  -----------
ALLOWANCE FOR CREDIT LOSSES
  1997....................................................    $      37     $     101(a)     --        $      88(b)   $      50
  1996....................................................           30            89(a)     --               82(b)          37
  1995....................................................           28            66(a)     --               64(b)          30
RESERVES RELATED TO 1993 BUSINESS RESTRUCTURING, INCLUDING
WORKFORCE AND FACILITY CONSOLIDATION
  1997....................................................    $     123         --           --        $      67      $      56
  1996....................................................          349         --           --              226            123
  1995....................................................          664         --           --              315            349

------------------------------

(a) Does not include amounts charged directly to expense. These amounts were $8, $7 and $6 for 1997, 1996 and 1995, respectively.

(b) Represents credit losses written off during the period, less collection of amounts previously written off.

                                 EXHIBIT INDEX

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

    3a      Restated Articles of Incorporation of the Registrant.

    3b      Bylaws of the Registrant, as amended.

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

 EXHIBIT
  NUMBER
----------
  (10g)     Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation,
            Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation,
            Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation
            and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1984, File No.
            1-3040).

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

    27      Financial Data Schedule.