Form 10-K405/A
period 1997-12-31
U S WEST COMMUNICATIONS INC
filed 1998-04-13
CIK 68622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K/A
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

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K/A
                                     PART I


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

    12      Computation of Ratio of Earnings to Fixed Charges.

    23      Consent of Independent Accountants.

    24      Power of Attorney.

    27      Financial Data Schedule.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on April 13, 1998.


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

Dated: April 13, 1998

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


    The transaction is subject to shareowner approval and is expected to be complete by mid-1998.


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


    During the first quarter of 1998, Moody's downgraded the Company's senior unsecured debt from Aa3 to A2 due to recent regulatory rulings and financial challenges associated with the Separation. See "Contingencies." The Company's debt remains under review by Moody's for possible downgrade pending clarification of New U S WEST's corporate structure and future strategic initiatives.



    The Company's current senior unsecured debt and commercial paper ratings by Moody's, Standard & Poor's and Duff & Phelps are A2, A and AA-, and P1, A1 and D1+, respectively.


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

COMPETITIVE AND REGULATORY ENVIRONMENT


    For a complete discussion of the Company's competitive and regulatory environment, see the U S WEST, Inc. Form 10-K/A -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Competitive and Regulatory Environment.

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