Form 10-Q
period 1998-03-31
U S WEST COMMUNICATIONS INC
filed 1998-05-15
CIK 68622

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549



                                FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
===============================================================================

Form 10-Q - Part I                          U S WEST Communications, Inc.

                                 Form 10-Q
                             TABLE OF CONTENTS

Item                                                                                                   Page
                  PART I - FINANCIAL INFORMATION

1.        U S WEST Communications, Inc. Financial Information

            Consolidated Statements of Income -
               Three Months Ended March 31, 1998 and 1997                   3

            Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997                         4

            Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997                   6

            Notes to Consolidated Financial Statements                      7

2.        U S WEST Communications, Inc. Management's Analysis of the
            Results of Operations - (Reduced disclosure
               format pursuant to                                           9
            General Instruction H(2))


                         PART II - OTHER INFORMATION

1.        Legal Proceedings                                                14

6.        Exhibits and Reports on Form 8-K                                 14


Form 10-Q - Part I

CONSOLIDATED STATEMENTS                      U S WEST COMMUNICATIONS, INC.
OF INCOME (Unaudited)

-------------------------------------------------------------------------------
                                                      Three Months Ended
                                                          March 31,
Dollars in Millions                                   1998          1997
------------------------------------------------ ---------------- -------------

Operating revenues:
  Local service                                           $1,350        $1,231
  Interstate access service                                  698           687
  Intrastate access service                                  206           200
  Long-distance network services                             201           250
  Other services                                             214           179
                                                 ---------------- -------------
     Total operating revenues                              2,669         2,547

Operating expenses:
  Employee-related expenses                                  822           806
  Other operating expenses                                   511           450
  Taxes other than income taxes                               93           105
  Depreciation and amortization                              518           522
                                                 ---------------- -------------
     Total operating expenses                              1,944         1,883
                                                 ---------------- -------------

Operating income                                             725           664

Interest expense                                              91            96
Gain on sale of rural telephone exchanges                      -            18
Other expense - net                                           27            22
                                                 ---------------- -------------

Income before income taxes                                   607           564
Provision for income taxes                                   233           215
                                                 ---------------- -------------

NET INCOME                                                  $374          $349
================================================ ================ =============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited)

------------------------------------------ ---------------- ------------------
                                              March 31,         December 31,
Dollars in Millions                                1998                 1997
------------------------------------------ ---------------- ------------------

ASSETS

Current assets:
  Cash and cash equivalents                   $    289            $      26
  Accounts and notes receivable  - net           1,533                1,608
  Inventories and supplies                         144                  124
  Deferred tax asset                               196                  226
  Prepaid and other                                 67                   68
                                           ---------------- ------------------

Total current assets                             2,229                2,052

Gross property, plant and equipment             33,447               33,182
Accumulated depreciation                        19,362               19,041
                                           ---------------- ------------------

Property, plant and equipment - net             14,085               14,141

Other assets                                       810                  815
                                           ---------------- ------------------

Total assets                                   $17,124              $17,008
========================================== ================ ==================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited), continued

-------------------------------------- ------------------ ---------------------
                                          March 31,          December 31,
Dollars in Millions                            1998                  1997
-------------------------------------- ------------------ ---------------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
  Short-term debt                              $  589                $  497
  Accounts payable                              1,230                 1,439
  Employee compensation                           247                   321
  Dividends payable                               374                   192
  Advanced billings and customer                  306                   292
     deposits
  Other                                         1,135                   982
                                         ---------------- ---------------------

Total current liabilities                       3,881                 3,723

Long-term debt                                  4,931                 5,019
Postretirement and other
  postemployment benefit obligations            2,352                 2,365
Deferred income taxes                             925                   891
Deferred credits and other                        635                   610

Contingencies

Shareowner's equity
  Common shares - one share without
     par value, owned by parent                 8,017                 8,017
  Cumulative deficit                           (3,617)               (3,617)
                                         ---------------- ---------------------
Total shareowner's equity                       4,400                 4,400
                                         ---------------- ---------------------
Total liabilities and shareowner's            $17,124               $17,008
  equity
======================================== ================ =====================


See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF                      U S WEST COMMUNICATIONS, INC.
CASH FLOWS (Unaudited)

----------------------------------------------- --------------- ---------------
Three Months Ended March 31,                          1998            1997
----------------------------------------------- --------------- ---------------
                                                      Dollars in Millions

OPERATING ACTIVITIES
  Net income                                        $374          $  349
  Adjustments to net income:
    Depreciation and amortization                    518             522
    Gain on sale of rural telephone                    -             (18)
      exchanges
    Deferred income taxes and amortization
      of investment tax credits                       62              22
  Changes in operating assets and
      liabilities:
    Postretirement medical and life                  (24)            (11)
      costs, net of cash fundings
    Accounts receivable                               76              60
    Inventories, supplies and other                  (26)             (3)
      current assets
    Accounts payable and accrued                      97             193
      liabilities
  Other - net                                         12             (12)
                                               --------------- ---------------
  Cash provided by operating activities            1,089           1,102
                                               --------------- ---------------

INVESTING ACTIVITIES
  Expenditures for property, plant and              (550)           (395)
    equipment
  Purchase of PCS licenses                           (18)              -
  Proceeds from (payments on) disposals of
      property, plant and equipment                   19              (7)
  Proceeds from sale of rural telephone                -               7
      exchanges
                                               --------------- ---------------
  Cash used for investing activities                (549)           (395)
                                               --------------- ---------------

FINANCING ACTIVITIES
  Net repayments of short-term debt                  (62)           (429)
  Repayments of long-term debt                       (23)            (54)
  Dividends paid on common stock                    (192)           (307)
  Equity infusions from U S WEST                       -              73
     Communications Group
                                               --------------- ---------------
  Cash used for financing activities                (277)           (717)
                                               --------------- ---------------

CASH AND CASH EQUIVALENTS
  Increase (decrease)                                263             (10)
  Beginning balance                                   26              92
                                               --------------- ---------------
  Ending balance                                    $289          $   82
============================================== =============== ===============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                         U S WEST COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1998
                             (Dollars in millions)
                                  (Unaudited)

A.   Summary of Significant Accounting Policies

Basis of Presentation. U S WEST Communications, Inc. (the "Company") is incorporated under the laws of the State of Colorado and is an indirect, wholly owned subsidiary of U S WEST, Inc. ("U S WEST") and a major component of U S WEST Communications Group ("Communications Group").

The Consolidated Financial Statements have been prepared by the Company, pursuant to the interim reporting rules and regulations of the Securities an Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial information set forth therein. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1997.

B.    U S WEST Separation

On October 25, 1997, the Board of Directors of U S WEST adopted a proposal to separate U S WEST into two independent companies (the "Separation"). As a result of the Separation, the Communications Group will become an independent public company and will be renamed "U S WEST, Inc." ("New U S WEST"). In addition, Media Group's directory business known as U S WEST Dex, Inc. ("Dex") will be aligned with New U S WEST (the "Dex Alignment"). Following the Separation, U S WEST will continue as an independent public company comprised of the current businesses of Media Group other than Dex and will be renamed "MediaOne Group, Inc." ("MediaOne").

The Separation will be implemented pursuant to the terms of a separation agreement between U S WEST and New U S WEST (the "Separation Agreement"). In connection with the Dex Alignment, (i) U S WEST will distribute, as a dividend, an aggregate of $850 in value of New U S WEST common stock to holders of Media Group common stock and (ii) $3.9 billion of U S WEST debt, currently allocated to Media Group, will be refinanced by New U S WEST.

Further information about the Separation is contained in U S WEST's proxy statement mailed to all shareowners on April 20, 1998. U S WEST shareowners have been asked to consider and approve the Separation at its annual meeting to be held on June 4, 1998. Subject to shareowner approval, the transaction is expected to be completed by mid-June 1998.

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

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

Utah. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

State Regulatory Accruals. The Company has accrued $148 at March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liability for state regulatory proceedings, the Company has an accrued liability of approximately $230 at March 31, 1998 related to refunds in the state of Washington. The Company expects that the majority of these refunds will be issued to ratepayers, IXCs and independent local exchange carriers ("LECs") during the second- and third-quarters of 1998.

Form 10-Q - Part I

Item 2.  Management's Analysis of the Results of Operations
         (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll and wireless markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions, (vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for telephone, wireless, or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - First Quarter 1998 Compared with First Quarter 1997

Following are details of the Company's reported net income, normalized to exclude the effects of certain nonoperating items.

------------------------------------------------------------ ----------------------------- --------------------------
                                                                  Three Months Ended
                                                                      March 31,                    Increase
                                                             ----------------------------- --------------------------

                                                                  1998            1997           $            %
------------------------------------------------------------ ---------------- ------------- ------------ ------------

Reported net income                                                     $374          $349          $25          7.2
Adjustment to reported net income:
     Gain on sale of rural telephone exchanges(1)                          -          (11)           11            -
                                                             ---------------- ------------- ------------ ------------
Normalized income                                                       $374          $338          $36         10.7
============================================================ ================ ============= ============ ============

(1) In first-quarter 1997, the Company sold certain rural telephone exchanges in Nebraska for a pretax gain of $18 and an after-tax gain of $11.

During 1998, the Company's normalized income increased $36, or 10.7 percent, to $374. The increase in normalized income is primarily due to higher demand for services partially offset by interstate access rate reductions, higher expenses related to interconnection and start-up costs associated with growth initiatives, including wireless personal communications services ("PCS").

Form 10-Q - Part I

Item 2.  Management's Analysis of the Results of Operations (Dollars in
           millions), continued

Operating Revenues

------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                     Increase
                                                             March 31,                        (Decrease)
                                               -------------------------------------------------------------------
                                                             1998                 1997           $            %
------------------------------------------------------------------------------------------------------------------

Local service                                             $1,350               $1,231         $119            9.7
Interstate access service                                    698                  687           11            1.6
Intrastate access service                                    206                  200            6            3.0
Long-distance network services                               201                  250         (49)         (19.6)
Other services                                               214                  179           35           19.6
                                                   ---------------------------------------------------------------
Total                                                     $2,669               $2,547         $122            4.8
==================================================================================================================

Local Service Revenues.  During 1998, local service revenues  increased $119, or
9.7 percent, to $1,350, primarily as a result of access line growth and increased demand for new product and service offerings, and existing central office features. Total reported access lines increased 568,000, or 3.6 percent, during the past 12 months, of which 284,000 was attributable to second lines. Second line installations increased 25.2 percent. Access lines grew 634,000, or
4.1 percent, when adjusted for sales of approximately 66,000 rural telephone access lines during the past twelve months. Also contributing to the increase in revenues were rate increases of $17 in various states, and interim compensation revenues from IXCs as a result of the FCC payphone orders which took effect in April 1997.

Interstate Access Service Revenues. Interstate access service revenues increased $11, or 1.6 percent, to $698 during 1998, primarily due to a change in the classification of universal service fundings which increased revenues by $19. In 1997 these fundings were offset against interstate access service revenues through a contra-revenue account. Beginning in 1998 these fundings are recorded as access expense within other operating expense. Excluding the effects of the reclassification, interstate access revenues declined $8, or 1.2 percent, primarily due to the effects of lower prices under the FCC's current price cap plan and the effects of 1997 true-ups to sharing-related accruals. Partially offsetting these decreases were the effects of a 6.1 percent increase in billed interstate access minutes of use and increased demand for private line services.

Intrastate Access Service Revenues. Intrastate access service revenues increased $6 in 1998, or 3.0 percent, to $206, primarily due to a 7.1 percent increase in billed intrastate minutes of use and higher demand for private line services. Partially offsetting the increase were net rate reductions of $5 in local jurisdictions, the majority of which were in the state of Washington.

Long Distance Network Services Revenues. Long-distance network service revenues decreased $49, or 19.6 percent, to $201, primarily due to the effects of competition and rate reductions of $14 in local jurisdictions. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Form 10-Q - Part I

Item 2.  Management's Analysis of the Results of Operations (Dollars in
            millions), continued

Other Services Revenues. Revenues from other services increased $35, or 19.6 percent, to $214, primarily as a result of greater sales of inside wire maintenance, continued market penetration in voice messaging services and increased sales of wireless communication services.

Costs and Expenses

--------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                 Increase
                                                                   March 31,                    (Decrease)
                                                        ------------------------------------------------------------
                                                                     1998            1997       $            %
--------------------------------------------------------------------------------------------------------------------


  Employee-related expenses                                           $822           $806           $16           2.0
  Other operating expenses                                             511            450            61          13.6
  Taxes other than income taxes                                         93            105           (12)        (11.4)
  Depreciation and amortization                                        518            522            (4)         (0.8)
  Interest expense                                                      91             96            (5)         (5.2)
  Gain on sale of rural telephone exchanges                              -             18           (18)            -
  Other expense - net                                                   27             22             5          22.7
  --------------------------------------------------------------------------------------------------------------------

Employee-Related Expenses. Total employee-related expenses increased $16, or 2.0 percent, to $822 during 1998, primarily due to higher contract labor costs and increased salaries and wages. The higher contract labor costs were predominately a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. The increase in salaries and wages was a result of workforce increases and wage increases which were largely offset by the transfer of approximately 1,200 employees during third-quarter 1997 to an unregulated affiliate.

Other Operating Expenses. Other operating expenses increased $61, or 13.6 percent, to $511 during 1998. The increase is primarily due to increased affiliate expense as a result of the above referenced transfer of employees to an unregulated affiliate, interconnection expenses and costs associated with growth initiatives (primarily PCS). Other operating expenses also increased $19 due to the change in the classification of the universal service funding expenses. Partially offsetting the increases were reduced access expense (primarily due to dial-around competition and the MTCPs) and a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Taxes Other Than Income Taxes.  Taxes other than income taxes decreased $12, or
11.4 percent, primarily as a result of adjustments related to the 1997 property tax accrual.

Interest Expense. Interest expense decreased $5, or 5.2 percent, to $91, primarily as a result of lower average debt levels as compared to 1997. Partially offsetting the decrease was a reduction in the amount of interest capitalized resulting from a lower average balance of telecommunications plant under construction.

Gain On Sale of Rural Telephone Exchanges. In 1997, the Company sold certain rural telephone exchanges in Nebraska resulting in a pretax gain of $18.

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Other Items

During the first  quarter  of 1998,  Moody's  downgraded  the  Company's  senior unsecured debt from Aa3 to A2 due to recent regulatory rulings and financial challenges associated with the Separation. See "Contingencies." The Company's debt remains under review by Moody's for possible downgrade pending clarification of New U S WEST's corporate structure and future strategic initiatives.

On May 7, 1998, Duff & Phelps reaffirmed the Company's senior unsecured debt and commercial paper ratings of AA- and D-1+, respectively.

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

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC appealed on March 19, 1998. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $210.

Utah. In another proceeding, the Utah Supreme Court has remanded a UPSC order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from IXCs and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at March 31, 1998, is not expected to exceed $160.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

State Regulatory Accruals. The Company has accrued $148 at March 31, 1998, which represents its estimated liability for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liability could exceed the recorded liability by an amount up to approximately $220. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liability for state regulatory proceedings, the Company has an accrued liability of approximately $230 at March 31, 1998 related to rate refunds in the state of Washington. The Company expects that the majority of these refunds will be issued to rate payers, IXCs and independent LECs during the second- and third-quarters of 1998.

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

27                Financial Data Schedule


(b)  Reports on Form 8-K Filed During the First Quarter of 1998:

         No reports on Form 8-K have been filed for the Company during the first quarter of 1998.

Form 10-Q - Part II                               U S WEST Communications, Inc.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               U S WEST Communications, Inc.

May 15, 1998                                   /s/  Allan R. Spies
                                               -----------------------------
                                               Allan R. Spies
                                               Vice President and Chief
                                               Financial Officer