Form 10-Q
period 1998-06-30
U S WEST COMMUNICATIONS INC
filed 1998-08-13
CIK 68622

1
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X    No    __
================================================================================

Form 10-Q - Part I                                 U S WEST Communications, Inc.

                                    FORM 10-Q
                                TABLE OF CONTENTS


Item                                                                               Page
                         PART I - FINANCIAL INFORMATION



1.        Financial Statements

               Consolidated Statements of Income -
                    Three and Six Months Ended June 30, 1998 and 1997                 3

               Consolidated Balance Sheets -
                    June 30, 1998 and December 31, 1997                               4

               Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1998 and 1997                           6

               Notes to Consolidated Financial Statements                             7

2.        Management's Analysis of the Results of Operations - (Reduced
               disclosure format pursuant to General Instruction H(2))               10


                           PART II - OTHER INFORMATION



1.        Legal Proceedings                                                          17

6.        Exhibits and Reports on Form 8-K                                           17


Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF                        U S WEST COMMUNICATIONS, INC.
INCOME (Unaudited)

------------------------------------------------------ ---------------------------- ---------------------------
                                                           Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
Dollars in millions                                             1998          1997          1998          1997
------------------------------------------------------ -------------- ------------- ------------- -------------

Operating revenues:
  Local service                                               $1,369        $1,194        $2,719        $2,425
  Interstate access service                                      711           678         1,409         1,365
  Intrastate access service                                      202           200           408           400
  Long-distance network services                                 195           240           396           490
  Other services                                                 218           176           432           355
                                                       -------------- ------------- ------------- -------------
     Total operating revenues                                  2,695         2,488         5,364         5,035

Operating expenses:
  Employee-related expenses                                      860           842         1,682         1,648
  Other operating expenses                                       654           374         1,165           824
  Taxes other than income taxes                                   86            95           179           200
  Depreciation and amortization                                  518           524         1,036         1,046
                                                       -------------- ------------- ------------- -------------
     Total operating expenses                                  2,118         1,835         4,062         3,718
                                                       -------------- ------------- ------------- -------------

Operating income                                                 577           653         1,302         1,317

Interest expense                                                  94            93           185           189
Gains on sales of rural telephone exchanges                        -            29             -            47
Other expense - net                                               29            18            56            40
                                                       -------------- ------------- ------------- -------------

Income before income taxes                                       454           571         1,061         1,135

Provision for income taxes                                       178           218           411           433
                                                       -------------- ------------- ------------- -------------

NET INCOME                                                    $  276        $  353        $  650        $  702
                                                       ============== ============= ============= =============









See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited)

----------------------------------------------------- ---------------- --------------------
                                                             June 30,         December 31,
Dollars in millions                                              1998                 1997
----------------------------------------------------- ---------------- --------------------

ASSETS

Current assets:
     Cash and cash equivalents                              $      45            $      26
     Accounts and notes receivable  - net                       1,629                1,608
     Inventories and supplies                                     172                  124
     Deferred tax asset                                           173                  226
     Prepaid and other                                             69                   68
                                                      ---------------- --------------------

Total current assets                                            2,088                2,052


Gross property, plant and equipment                            34,004               33,182
Accumulated depreciation                                       19,711               19,041
                                                      ---------------- --------------------

Property, plant and equipment - net                            14,293               14,141

Other assets                                                      794                  815
                                                      ---------------- --------------------

Total assets                                                  $17,175              $17,008
                                                      ================ ====================










See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited), continued

---------------------------------------------------------------- ---------------------
                                                       June 30,          December 31,
Dollars in millions                                        1998                  1997
---------------------------------------------------------------- ---------------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
     Short-term debt                                   $    920             $     497
     Accounts payable                                     1,284                 1,439
     Employee compensation                                  269                   321
     Dividends payable                                      276                   192
     Advanced billing and customer deposits                 314                   292
     Other                                                  848                   982
                                                     ----------- ---------------------

Total current liabilities                                 3,911                 3,723


Long-term debt                                            4,856                 5,019
Postretirement and other postemployment
     benefit obligations                                  2,358                 2,365
Deferred income taxes                                       922                   891
Deferred credits and other                                  665                   610

Contingencies

Shareowner's equity:
     Common shares - one share without par value,
        owned by parent                                   8,080                 8,017
     Cumulative deficit                                 (3,617)               (3,617)
                                                     ----------- ---------------------
Total shareowner's equity                                 4,463                 4,400
                                                     ----------- ---------------------
Total liabilities and shareowner's equity               $17,175               $17,008
                                                     =========== =====================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF                      U S WEST COMMUNICATIONS, INC.
CASH FLOWS (Unaudited)

--------------------------------------------------------------------------- ----------------
Six Months Ended June 30,                                             1998             1997
--------------------------------------------------------------------------- ----------------
                                                                      Dollars in millions
OPERATING ACTIVITIES
   Net income                                                       $  650           $  702
   Adjustments to net income:
      Depreciation and amortization                                  1,036            1,046
      Gains on sales of rural telephone exchanges                        -             (47)
      Deferred income taxes and amortization
         of investment tax credits                                      79             (14)
   Changes in operating assets and liabilities:
      Accounts receivable                                              (20)              12
      Inventories, supplies and other current assets                   (63)             (40)
      Accounts payable and accrued liabilities                        (159)             268
   Other - net                                                          86               79
                                                                ----------- ----------------
   Cash provided by operating activities                             1,609            2,006
                                                                ----------- ----------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                   (1,242)            (831)
   Proceeds from disposals of property, plant and equipment             34                4
   Purchase of PCS licenses                                            (18)                -
   Proceeds from sales of rural telephone exchanges                      -               28
   Other                                                                (6)                -
                                                                ----------- ----------------
      Cash (used for) investing activities                          (1,232)            (799)
                                                                ----------- ----------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of ) short-term debt                  228            (669)
   Repayments of long-term debt                                        (83)             (85)
   Dividends paid on common stock                                     (566)            (656)
   Equity infusions from U S WEST                                       63              209
                                                                ----------- ----------------
   Cash used for financing activities                                 (358)          (1,201)
                                                                ----------- ----------------

CASH AND CASH EQUIVALENTS
   Increase                                                             19                6
   Beginning balance                                                    26               92
                                                                =========== ================
   Ending balance                                                   $   45           $   98
                                                                =========== ================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 1998 and 1997
                              (Dollars in millions)
                                   (Unaudited)

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

B.  U S WEST Separation

On October 25, 1997, the Board of Directors of the former parent of U S WEST, herein referred to as "Old U S WEST," adopted a proposal to separate Old U S WEST into two independent companies (the "Separation"). Old U S WEST conducted its businesses through two groups: the U S WEST Communications Group (the "Communications Group"), which included the communications businesses of Old U S WEST, and the U S WEST Media Group (the "Media Group"), which included the multimedia businesses of Old U S WEST. On June 4, 1998, shareholders of Old U S WEST voted in favor of the Separation, which became effective June 12, 1998 (the "Separation Date"). At that time, the Communications Group became an independent public company renamed "U S WEST, Inc." and Media Group's directory business known as U S WEST Dex, Inc. ("Dex") was aligned with U S WEST (the "Dex Alignment"). Old U S WEST has continued as an independent public company comprised of the current businesses of Media Group other than Dex and has been renamed "MediaOne Group, Inc." ("MediaOne Group").

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)
                                   (Unaudited)

The Separation was implemented pursuant to the terms of a separation agreement (the "Separation Agreement") between U S WEST and MediaOne Group. In connection with the Dex Alignment, (i) U S WEST distributed, as a dividend to holders of MediaOne Group common stock, an aggregate of $850 in value of U S WEST common stock and (ii) $3.9 billion of Old U S WEST debt, formerly allocated to Media Group, was refinanced by U S WEST (the "Dex Indebtedness").

Further information about the Separation is contained in Old U S WEST's proxy statement mailed to all Old U S WEST shareowners on April 20, 1998.

C.  Asset Impairment

During second quarter 1998, the Company recorded a non-cash charge of $21 (net of a $14 tax benefit) related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted the Company to pursue and use more economical Video Digital Subscriber Line ("VDSL") technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values, an impairment loss was recognized in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The amount of impairment was determined based on the net present value of the future cash flows of the business, discounted at the Company's cost of capital. The pretax charge is recorded in "other operating expenses" within the Consolidated Statements of Income.

D.  Contingencies

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

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)
                                   (Unaudited)

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal is pending. The Company continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential refund exposure, including interest, at June 30, 1998, is not expected to exceed $245.

Utah. In another proceeding, the Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at June 30, 1998, is not expected to exceed $165.

State Regulatory Accruals. The Company has accrued $173 at June 30, 1998, which represents its estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $250. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liabilities for state regulatory proceedings, the Company has an accrued liability of approximately $170 at June 30, 1998 related to refunds in the state of Washington. Approximately $70 was refunded to IXCs and independent local exchange carriers during the second quarter. The remaining liability will be refunded to ratepayers beginning in the third quarter.

E.  New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as either assets or liabilities on the balance sheet and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. The Company has not determined the future effects of its adoption of the new standard.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions)

Some of the information presented in or in connection with this report constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include: (i) greater than anticipated competition from new entrants into the local exchange, intraLATA toll, data and wireless markets, (ii) changes in demand for the Company's products and services, including optional custom calling features, (iii) higher than anticipated employee levels, capital expenditures, and operating expenses (such as costs associated with year 2000 remediation), (iv) the loss of significant customers, (v) pending regulatory actions in state jurisdictions,
(vi) regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market, (vii) a change in economic conditions in the various markets served by the Company's operations that could adversely affect the level of demand for telephone, wireless, or other services offered by the Company, (viii) greater than anticipated competitive activity requiring new pricing for services, (ix) higher than anticipated start-up costs associated with new business opportunities, (x) increases in fraudulent activity with respect to wireless services, (xi) consumer acceptance of broadband services, including telephony, data and wireless services, or (xii) delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

Results of Operations - Six Months Ended June 30, 1998 Compared with 1997

Following are details of the Company's reported net income, normalized to exclude the effects of certain and nonrecurring and nonoperating items.


------------------------------------------------------------------------ --------------------------
                                                     Six Months Ended                Increase
                                                          June 30,                  (Decrease)
                                                     1998          1997            $           %
----------------------------------------------------------- ------------- ------------ ------------
Reported net income                                   $650          $702        $(52)        (7.4)
Adjustments to reported net income:
      Separation costs                                  68             -           68            -
      Asset impairment                                  21             -           21            -
      Gains on sales of rural telephone exchanges        -          (29)           29            -
                                                   -------- ------------- ------------ ------------
Normalized income                                     $739          $673          $66          9.8
=========================================================== ============= ============ ============

During 1998, the Company's normalized income increased $66, or 9.8 percent, to $739. The increase is primarily due to higher demand for services partially offset by interstate access rate reductions, higher expenses related to interconnection and start-up costs associated with growth initiatives.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Operating Revenues

------------------------------------------------------------------------------------
                                              Six Months Ended          Increase
                                                   June 30,            (Decrease)
                                               1998         1997       $         %
------------------------------------------------------------------------------------
  Local service                             $2,719       $2,425      $294       12.1
  Interstate access service                  1,409        1,365        44        3.2
  Intrastate access service                    408          400         8        2.0
  Long-distance network services               396          490       (94)     (19.2)
  Other services                               432          355        77       21.7
                                         --------------------------------------------
  Total                                     $5,364       $5,035      $329        6.5
  ===================================================================================

Local Service Revenues. Local service revenues increased $294, or 12.1 percent, to $2,719, primarily as a result of access line growth and increased demand for new products and services, and existing central office features. Excluding the non-recurring impact of a regulatory charge in last year's second quarter, local service revenues increased 9.1 percent. Total reported access lines increased 622,000, or 4.0 percent, during the past 12 months, of which 289,000 was attributable to second lines. Second line installations increased 24.5 percent. Access lines grew 656,000, or 4.2 percent, when adjusted for sales of approximately 34,000 rural telephone access lines during the past twelve months. Also contributing to the increase in revenues were the effects of rate increases of $31 in various jurisdictions and interim compensation revenues from IXCs as a result of Federal Communications Commission ("FCC") payphone orders, which took effect in April 1997.

Interstate Access Service Revenues. Interstate access service revenues increased $44, or 3.2 percent, to $1,409, primarily due to the effects of a change in the classification of universal service fundings, which increased revenues by $38. In 1997 these fundings were offset against interstate access service revenues. Beginning in 1998 these fundings are recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access revenues increased $6, or 0.4 percent, due to the effects of 1997 true-ups to sharing-related accruals. Increased demand for interstate access services, as evidenced by a 6.7 percent increase in billed interstate access minutes of use, was essentially offset by price reductions.

Intrastate Access Service Revenues. Intrastate access service revenues increased by $8, or 2.0 percent, to $408, primarily due to higher demand for private line services and the effects of a 6.2 percent increase in intrastate billed access minutes of use. Largely offsetting the effects of increased demand were the effects of net rate reductions aggregating $14, the majority of which were in the state of Washington. Competitive effects are also adversely impacting intrastate access revenue growth.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Long Distance Network Services Revenues. Long-distance network services revenues decreased by $94, or 19.2 percent, to $396, primarily due to the effects of competition and rate reductions of $27 in several jurisdictions, most significantly in the state of Washington. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral to the Company, with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased by $77, or 21.7 percent, primarily as a result of greater sales of inside wire maintenance and wireless communications services and continued market penetration in voice messaging services.

Costs and Expenses

-------------------------------------------------------------------------------------------
                                                        Six Months Ended         Increase
                                                             June 30,           (Decrease)
                                                      1998         1997      $         %
-------------------------------------------------------------------------------------------
  Employee-related expenses                        $1,682       $1,648        34        2.1
  Other operating expenses (1)                      1,165          824       341       41.4
  Taxes other than income taxes                       179          200       (21)     (10.5)
  Depreciation and amortization                     1,036        1,046       (10)      (1.0)
  Interest expense                                    185          189        (4)      (2.1)
  Gains on sales of rural telephone exchanges           -           47       (47)         -
  Other expense - net                                  56           40        16       40.0
  ------------------------------------------------------------------------------------------

(1) Includes separation expenses of $94 and an asset impairment charge of $35 during second quarter 1998.

Employee-Related Expenses. Total employee-related expenses increased $34, or 2.1 percent, to $1,682, primarily due to increased salaries and wages and higher contract labor costs. The increase in salaries and wages was a result of workforce and wage increases which were largely offset by the transfer of approximately 1,200 employees during third quarter 1997 to an unregulated affiliate.

Other Operating Expenses. Excluding nonrecurring charges as described in Note 1 to the above table, other operating expenses increased by $212, or 25.7 percent, during 1998. The increase is primarily due to increased affiliate expense as a result of the above referenced transfer of employees to an unregulated affiliate, interconnection expenses and costs associated with growth initiatives (primarily PCS), including marketing and advertising costs. Other operating expenses also increased $38 as compared to 1997 due to the aforementioned change in classification of universal service funding expenses. Partially offsetting the increases were reduced access expense (primarily due to the effects of competitive by-pass and the MTCPs) and a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Other operating expenses include $94 in costs that are directly attributable to the Separation. These Separation costs include executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs, and internal systems and rearrangement costs.

The Company also recorded in other operating expenses a pretax charge of $35 related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. Recent technological advances have permitted the Company to pursue and use more economical VDSL technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values, an impairment loss was recognized in accordance with SFAS No. 121. (See "Note C - Asset Impairment" - to the Consolidated Financial Statements.)

Taxes Other Than Income Taxes. Taxes other than income taxes decreased primarily as a result of adjustments related to the 1997 property tax accrual.

Interest Expense. The decline in interest expense was primarily a result of lower average debt levels.

Gains On Sales of Rural Telephone Exchanges. During the six-month period ended June 30, 1997, the Company sold selected rural telephone exchanges in Iowa, Nebraska, and South Dakota for pretax gains of $47.

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Provision for Income Taxes

The effective tax rate for the first six months of 1998 is 38.7 percent as compared to 38.1 percent during the first six months of 1997. The increase in the effective tax rate is primarily due to the impact of certain expenses related to the Separation, which are not deductible for tax purposes, and the effects of lower amortization of investment tax credits.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Other Items

Credit Ratings

On May 15, 1998, Standard & Poor's upgraded the Company's senior unsecured debt from A to A+ and reaffirmed its commercial paper rating of A1.

During the first quarter of 1998, Moody's downgraded the Company's senior unsecured debt from Aa3 to A2 due to regulatory rulings and financial challenges associated with the Separation. (See "Note D - Contingencies" - to the Consolidated Financial Statements.) The Company's debt ratings, including the P1 commercial paper rating, remained under review until May 15, 1998 when Moody's reaffirmed both ratings.

On May 7, 1998, Duff & Phelps reaffirmed the Company's senior unsecured debt and commercial paper ratings of AA-and D-1+.

Collective Bargaining Agreements

The Company's principle collective bargaining agreements expire in August 1998. As of August 12, 1998, settlement of these agreements has not been reached.

Year 2000 Costs

During 1997 the Company conducted a comprehensive high level review of its computer systems and related software to ensure that systems properly recognize the year 2000 and continue to process data. The systems evaluated include (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT") and (iii) individual Business Units (the "Business Units"). The Network, which processes voice and data information relating to the core communications business, relies on remote switches, central office and interoffice equipment, and loop transport equipment that is predominately provided by telecommunications network vendors. IT is an affiliate of the Company that manages internal business systems that employ hardware and software with an enterprise-wide scope, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications that relate specifically to their business and are not generally part of the Network or IT.

The Company's approach to year 2000 remediation activities is broken down into five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion,
(iv) testing/certification and (v) implementation.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

With regard to the Network, the Company is working with telecommunications network vendors to obtain compliant releases of hardware and software. The Company is also working on a focused testing approach given the requirement that Network testing must be done over multiple equipment configurations involving a broad spectrum of services. The inventory/assessment and planning phases for the Network are complete and management expects that the testing/certification phase will be completed by December 1998, with implementation completed by July 1999. To facilitate Network testing, the Company participates, along with other major providers of telecommunications services, as a member of the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing.

Within IT, applications that support its critical business processes such as billing and collection, network monitoring, repair and ordering have been identified. The inventory/assessment and planning phases for IT are complete and management expects that conversion will be completed by the end of 1998 or shortly thereafter, with testing and implementation continuing through 1999.

Within the Business Units, the Company is generally in the inventory/assessment phase, though some Business Units have completed this phase and are into the conversion and the testing/certification phase. Accordingly, a majority of the Business Units are in the process of establishing project plans and associated schedules to accomplish the remaining phases.

The Company has spent approximately $40 through the second quarter of 1998 on year 2000 projects and activities. The estimated total incremental costs for year 2000 related projects and activities have increased from approximately $150 to approximately $200 through 1999, excluding capital expenditures. Additional incremental capital expenditures over the same period will approximate $50-80. Year 2000 project costs are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of year 2000 costs on its historical rate of earnings growth.

Management cannot provide assurance that the result of its year 2000 compliance efforts or the cost of such efforts will not differ materially from estimates. Accordingly, business continuity and contingency plans are currently being developed to address high risk areas as they are identified. These plans will be in place by third-quarter 1999. Within Network, the Company is highly dependent on the telecommunications network vendors to provide compliant hardware and software in a timely manner, and on third parties that will assist the Company in the focused

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

testing of the Network. Within IT, the Company is dependent on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Failure by the Company or by certain of its vendors to remediate year 2000 compliance issues could result in disruption of the Company's operations, possibly impacting the Network and the Company's ability to bill or collect revenues. However, management believes that its efforts at remediation will be successful and that the aforementioned "worst case" scenario is unlikely to develop.

The above discussion contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its estimates are based on reasonable assumptions, there can be no assurance that actual results will not differ materially from these estimates.

Contingencies

The Company has pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. (See "Note D - Contingencies" - to the Consolidated Financial Statements.)

Form 10-Q - Part II                               U S WEST Communications, Inc.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At the Company, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, See "Note D - Contingencies" to the Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

27        Financial Data Schedule

(b)  Reports on Form 8-K Filed During the Second Quarter of 1998

(i) Form 8-K dated June 2, 1998 concerning a press release regarding the New Mexico State Commission's order to reduce U S WEST Communications' rates.

Form 10-Q - Part II                               U S WEST Communications, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  U S WEST Communications, Inc.

                                     /s/ ALLAN R. SPIES
                                  By:___________________________________
                                  Allan R. Spies
                                  Vice President and Chief Financial Officer

August 13, 1998