Form 10-Q
period 1998-09-30
U S WEST COMMUNICATIONS INC
filed 1998-11-06
CIK 68622

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998


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

-------------------------------------------------------------------------------


Form 10-Q - Part I                                U S WEST Communications, Inc.

                                    FORM 10-Q
                                TABLE OF CONTENTS


Item                                                                                                    Page
                         PART I - FINANCIAL INFORMATION



1.         Financial Statements

                Consolidated Statements of Income -
                     Three and Nine Months Ended September 30, 1998 and 1997                               3

                Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997                                              4

                Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1998 and 1997                                         6

                Notes to Consolidated Financial Statements                                                 7

2.         Management's Analysis of the Results of Operations - (Reduced
                disclosure format pursuant to General Instruction H(2))                                   11


                           PART II - OTHER INFORMATION



1.         Legal Proceedings                                                                              18

5.         Other Information                                                                              18

6.         Exhibits and Reports on Form 8-K                                                               18


Form 10-Q - Part I

CONSOLIDATED  STATEMENTS OF                       U S WEST COMMUNICATIONS, INC.
INCOME (Unaudited)

------------------------------------------------------- ---------------------------- ----------------------------
                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
Dollars in millions                                              1998          1997          1998           1997
------------------------------------------------------- -------------- ------------- ------------- --------------

Operating revenues:
     Local service                                             $1,398        $1,314        $4,117         $3,739
  Interstate access service                                       693           663         2,102          2,028
  Intrastate access service                                       208           208           616            608
  Long-distance network services                                  199           231           595            721
  Other services                                                  241           193           673            548
                                                        -------------- ------------- ------------- --------------
     Total operating revenues                                   2,739         2,609         8,103          7,644

Operating expenses:
  Employee-related expenses                                       868           850         2,550          2,498
  Other operating expenses                                        544           479         1,709          1,303
  Taxes other than income taxes                                    81           100           260            300
  Depreciation and amortization                                   544           528         1,580          1,574
                                                        -------------- ------------- ------------- --------------
     Total operating expenses                                   2,037         1,957         6,099          5,675
                                                        -------------- ------------- ------------- --------------

Operating income                                                  702           652         2,004          1,969

Interest expense                                                  103            93           288            282
Gains on sales of rural telephone exchanges                         -            30             -             77
Other expense - net                                                20            11            76             51
                                                        -------------- ------------- ------------- --------------

Income before income taxes                                        579           578         1.640          1,713

Provision for income taxes                                        219           220           630            653
                                                        -------------- ------------- ------------- --------------

NET INCOME                                                       $360          $358        $1,010        $ 1,060
                                                        ============== ============= ============= ==============









See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited)

------------------------------------------------------------------------- ----------------- -------------------
                                                                              September 30,       December 31,
Dollars in millions                                                               1998                1997
------------------------------------------------------------------------- ----------------- -------------------

ASSETS

Current assets:
     Cash and cash equivalents                                                         $57               $  26
     Accounts and notes receivable  - net                                            1,646               1,608
     Inventories and supplies                                                          200                 124
     Deferred tax asset                                                                162                 226
     Prepaid and other                                                                  64                  68
                                                                          ----------------- -------------------

Total current assets                                                                 2,129               2,052


Gross property, plant and equipment                                                 34,265              33,182
Accumulated depreciation                                                            19,967              19,041
                                                                          ----------------- -------------------

Property, plant and equipment - net                                                 14,298              14,141

Other assets                                                                           899                 815
                                                                          ----------------- -------------------

Total assets                                                                       $17,326             $17,008
                                                                          ================= ===================










See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED BALANCE SHEETS                       U S WEST COMMUNICATIONS, INC.
(Unaudited), continued

---------------------------------------------------------------------- ------------------- --------------------
                                                                            September 30,         December 31,
Dollars in millions                                                                  1998                 1997
---------------------------------------------------------------------- ------------------- --------------------

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities:
     Short-term debt                                                                 $850                $ 497
     Accounts payable                                                               1,231                1,439
     Employee compensation                                                            303                  321
     Dividends payable                                                                360                  192
     Advanced billing and customer deposits                                           319                  292
     Other                                                                            958                  982
                                                                       ------------------- --------------------

Total current liabilities                                                           4,021                3,723


Long-term debt                                                                      4,831                5,019
Postretirement and other postemployment
     benefit obligations                                                            2,371                2,365
Deferred income taxes                                                                 923                  891
Deferred credits and other                                                            717                  610

Contingencies

Shareowner's equity:
     Common shares - one share without par value,
        owned by parent                                                             8,080                8,017
     Cumulative deficit                                                           (3,617)              (3,617)
                                                                       ------------------- --------------------
Total shareowner's equity                                                           4,463                4,400
                                                                       ------------------- --------------------
Total liabilities and shareowner's equity                                         $17,326              $17,008
                                                                       =================== ====================

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

CONSOLIDATED STATEMENTS OF                      U S WEST COMMUNICATIONS, INC.
CASH FLOWS (Unaudited)

----------------------------------------------------------------------------- --------------- ---------------
Nine Months Ended September 30,                                                         1998            1997
----------------------------------------------------------------------------- --------------- ---------------
                                                                                   Dollars in millions

OPERATING ACTIVITIES
   Net income                                                                         $1,010          $1,060
   Adjustments to net income:
      Depreciation and amortization                                                    1,580           1,574
      Gains on sales of rural telephone exchanges                                          -             (77)
      Deferred income taxes and amortization
         of investment tax credits                                                        90               1
   Changes in operating assets and liabilities:
      Accounts receivable                                                                (38)             37
      Inventories, supplies and other current assets                                     (19)            (55)
      Accounts payable and accrued liabilities                                            16             247
   Other - net                                                                            43             119
                                                                              --------------- ---------------
   Cash provided by operating activities                                               2,682           2,906
                                                                              --------------- ---------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                     (1,880)         (1,291)
   Proceeds from (payments on) disposals of property,
       plant and equipment                                                               (14)             21
   Purchase of PCS licenses                                                              (18)            (51)
   Proceeds from sales of rural telephone exchanges                                        -              51
   Other                                                                                  (6)              -
                                                                              --------------- ---------------
   Cash used for investing activities                                                 (1,918)         (1,270)
                                                                              --------------- ---------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                    457             (700)
   Repayments of long-term debt                                                        (411)            (107)
   Dividends paid on common stock                                                      (842)          (1,009)
   Equity infusions from U S WEST                                                        63              260
                                                                              --------------- ---------------
   Cash used for financing activities                                                  (733)          (1,556)
                                                                              --------------- ---------------

CASH AND CASH EQUIVALENTS
   Increase                                                                              31               80
   Beginning balance                                                                     26               92
                                                                              =============== ===============
   Ending balance                                                                       $57            $ 172
                                                                              =============== ===============

See Notes to Consolidated Financial Statements.

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 1998 and 1997
                              (Dollars in millions)
                                   (Unaudited)

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

C.  Asset Impairment

During second-quarter 1998, the Company recorded a non-cash charge of $21 (net of a $14 tax benefit) related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted the Company to pursue and use more economical Video Digital Subscriber Line ("VDSL") technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values, an impairment loss was recognized in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The amount of impairment was determined based on the net present value of the future cash flows of the business, discounted at the Company's cost of capital. The pretax charge is recorded in "other operating expenses" within the Consolidated Statements of Income.

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

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)
                                   (Unaudited)

The Company filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted the Company's request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in the Company's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal is pending. The Company continues to charge interim rates, subject to refund, during the pendency of that appeal. The potential refund exposure, including interest, at September 30, 1998, is not expected to exceed $280.

Utah. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: 1) unforeseen and extraordinary events, and 2) misconduct. The UPSC's initial order denied a refund request from interexchange carriers ("IXCs") and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest, at September 30, 1998, is not expected to exceed $170.

New Mexico. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring the Company to reduce its annual revenues by approximately $22. The Company sought a rehearing before the NMSCC which was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review which effectively stays the order. The potential for retroactive exposure, at September 30, 1998, is remote.

State Regulatory Accruals. The Company has accrued $200 at September 30, 1998, which represents its estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $265. The Company will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions, and will adjust estimates as new information becomes available.

In addition to its estimated liabilities for state regulatory proceedings, the Company has an accrued liability of approximately $160 at September 30, 1998 related to refunds in the state of Washington. Approximately $80 was refunded to IXCs and independent local exchange carriers during the nine-month period ended September 30, 1998. The remaining liability is expected to be refunded to ratepayers by the first half of 1999, with the majority of the refunds occurring in fourth-quarter 1998.

Form 10-Q - Part I

                          U S WEST COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in millions)
                                   (Unaudited)

E.  New Accounting Standards

On January 1, 1999, the Company will adopt the accounting provisions required by the AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100-$150. Thereafter, in periods after adoption, if software expenditures remain level, earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter may be subject to change as further information becomes available. Please see Part I - Item II- "Forward-Looking Information."

On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as either assets or liabilities on the balance sheet and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. The financial statement impacts of the Company's adoption of the new standard are dependent upon the amount and nature of future use of derivative instruments, and their relative changes in valuation over time.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions)

Forward-Looking Information

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

Results of Operations - Nine Months Ended September 30, 1998 Compared with 1997

Following are details of the Company's reported net income, normalized to exclude the effects of certain and nonrecurring and nonoperating items.

------------------------------------------------------------ ----------------------------- -------------------------- --
                                                                     Nine Months Ended                 Increase
                                                                         September 30,
                                                                                                  (Decrease)
                                                                       1998          1997            $           %
------------------------------------------------------------ ---------------- ------------- ------------ ------------

Reported net income                                                   $1,010        $1,060        $(50)        (4.7)
Adjustments to reported net income:
    Separation costs                                                      68             -           68            -
    Asset impairment                                                      21             -           21            -
    Gains on sales of rural telephone exchanges                            -          (48)           48            -
                                                             ---------------- ------------- ------------ ------------
Normalized income                                                     $1,099        $1,012          $87          8.6
============================================================ ================ ============= ============ ============

During 1998, the Company's normalized income increased $87, or 8.6 percent, to $1,099. The increase is primarily due to higher demand for services partially offset by interstate access rate reductions and higher operating costs, including increased start-up costs associated with growth initiatives and higher expenses related to interconnection.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Operating Revenues

---------------------------------------------------------------- --------------------------- ------------------------
                                                                     Nine Months Ended              Increase
                                                                       September 30,               (Decrease)
                                                                        1998           1997           $          %
---------------------------------------------------------------- ------------ -------------- ------------ -----------

Local service                                                         $4,117         $3,739         $378        10.1
Interstate access service                                              2,102          2,028           74         3.6
Intrastate access service                                                616            608            8         1.3
Long-distance network services                                           595            721        (126)      (17.5)
Other services                                                           673            548          125        22.8
                                                                 ============ ============== ============ ===========
Total                                                                 $8,103         $7,644         $459         6.0
================================================================ ============ ============== ============ ===========

Local Service Revenues. Local service revenues increased $378, or 10.1 percent, to $4,117, during the nine-month period. Excluding the non-recurring impact of a regulatory charge in last year's second quarter, local service revenues increased by 8.2 percent for the nine-month period. Local service revenues increased primarily as a result of access line growth and increased demand for new products and services, and existing central office features. Total reported access lines increased 579,000, or 3.7 percent, during the past 12 months, of which 243,000 was attributable to second lines. Second line installations increased 19.4 percent. Also contributing to the increase in revenues were the effects of rate increases of $45 in various jurisdictions and interim compensation revenues from IXCs as a result of Federal Communications Commission ("FCC") payphone orders, which took effect in April 1997.

Interstate Access Service Revenues. Interstate access service revenues increased $74, or 3.6 percent, to $2,102, primarily due to the effects of a change in the classification of universal service fundings, which increased revenues by $61. In 1997 these fundings were offset against interstate access service revenues. Beginning in 1998 these fundings are recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access revenues increased $13, or 0.6 percent. Increased demand for interstate access services, as evidenced by a 6.8 percent increase in billed interstate access minutes of use, was essentially offset by price reductions.

Intrastate Access Service Revenues. Intrastate access service revenues increased by $8, or 1.3 percent, to $616, primarily due to higher demand, including increased demand for private line services, partially offset by net rate reductions. Net rate reductions aggregated $23, the majority of which were in the state of Washington. Competitive effects are also adversely impacting intrastate access revenue growth. Intrastate billed access minutes of use increased by 5.8 percent during the nine-month period.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Long Distance Network Services Revenues. Long-distance network services revenues decreased by $126, or 17.5 percent, to $595, primarily due to the effects of competition and rate reductions of $37 in several jurisdictions, most significantly in the state of Washington. Also contributing to the decline were the implementation of multiple toll carrier plans ("MTCPs") in various jurisdictions in 1997. The MTCPs essentially allow independent telephone companies to act as toll carriers and are net income neutral to the Company, with the reduction in toll revenues largely offset by increased intrastate access service revenues and lower access expense.

Other Services Revenues. Revenues from other services increased by $125, or 22.8 percent, primarily as a result of greater sales of wireless communications services and inside wire maintenance, interconnection rent revenues and continued market penetration in voice messaging services.

Costs and Expenses

---------------------------------------------------------------- --------------------------- ------------------------
                                                                     Nine Months Ended              Increase
                                                                       September 30,               (Decrease)
                                                                        1998           1997           $          %
---------------------------------------------------------------- ------------ -------------- ------------ -----------

Employee-related expenses                                             $2,550         $2,498          $52         2.1
Other operating expenses (1)                                           1,709          1,303          406        31.2
Taxes other than income taxes                                            260            300         (40)      (13.3)
Depreciation and amortization                                          1,580          1,574            6         0.4
Interest expense                                                         288            282            6         2.1
Gains on sales of rural telephone exchanges                                -             77         (77)           -
Other expense - net                                                       76             51           25        49.0
---------------------------------------------------------------- ------------ -------------- ------------ -----------

<F1>
(1) Includes separation expenses of $94 and an asset impairment charge of $35 during second-quarter 1998.

Employee-Related Expenses. Total employee-related expenses increased $52, or 2.1 percent, to $2,550, during the nine-month period ended September 30, 1998. Employee-related expenses include $16 of net costs incurred in conjunction with the 1998 third-quarter work stoppage. These work stoppage costs include incremental travel costs, contract labor costs and employee bonus costs paid to management employees for work performed during the strike. Partially offsetting these additional costs were lower salaries and wages and overtime savings associated with occupational employees not working during the work stoppage.

Excluding these costs, employee-related expenses increased $36, or 1.4 percent, primarily due to increased salaries an wages and higher contract labor costs. The increase in salaries and wages was a result of workforce and wage increases which were largely offset by the transfer of approximately 1,200 employees during third-quarter 1997 to an unregulated affiliate. The higher contract labor costs were largely a result of systems development work (which includes expenses related to interconnection and year 2000 costs) and marketing and sales efforts. Partially offsetting these increases were pension credits.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Other Operating Expenses. Excluding nonrecurring charges as described in Note 1 to the above table, other operating expenses increased by $277, or 21.3 percent, during 1998. The increase is primarily due to increased affiliate expense as a result of the above referenced transfer of employees to an unregulated affiliate, interconnection expenses and costs associated with growth initiatives (primarily PCS), including wireless handset costs and marketing and advertising costs. Other operating expenses also increased $61 as compared to 1997 due to the aforementioned change in classification of universal service funding expenses. Partially offsetting the increases was a 1997 reserve adjustment associated with billing and collection activities performed for IXCs.

Other operating expenses include $94 in costs incurred during second quarter that are directly attributable to the Separation. These Separation costs include executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs, and internal systems and rearrangement costs.

During second quarter of 1998, the Company also recorded in other operating expenses a pretax charge of $35 related to the impairment of certain long-lived assets associated with the Company's video operations in Omaha, Nebraska. Recent technological advances have permitted the Company to pursue and use more economical VDSL technology in cable overbuild situations. Because the projected future cash flows were less than the carrying values an impairment loss was recognized in accordance with SFAS No. 121. (See "Note C - Asset Impairment" - to the Consolidated Financial Statements.)

Taxes Other Than Income Taxes. Taxes other than income taxes decreased primarily because of a third quarter property tax settlement in addition to adjustments related to the 1997 property tax accrual.

Interest Expense. The increase in interest expense was primarily a result of higher average debt levels.

Gains On Sales of Rural Telephone Exchanges. During the nine-month period ended September 30, 1997, the Company sold selected rural telephone exchanges in Minnesota, Iowa, Nebraska, and South Dakota for pretax gains of $77.

Other Expense - Net. Other expense increased primarily due to additional interest expense associated with the Company's state regulatory liabilities.

Provision for Income Taxes

The effective tax rate for the first nine months of 1998 is 38.4 percent as compared to 38.1 percent during the first nine months of 1997. The increase in the effective tax rate is primarily due to the impact of certain expenses related to the Separation, which are not deductible for tax purposes, and the effects of lower amortization of investment tax credits. The effective tax rate is expected to approximate 38.3 percent for the twelve months ended December 31, 1998.

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

IT is comprised of the Company's internal business systems that employ hardware and software with an enterprise-wide scope, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications that relate specifically to their business and are not generally part of the Network or IT.

The Company's approach to year 2000 remediation activities is broken down into five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion,
(iv) testing/certification and (v) implementation.

With regard to the Network, the Company is working with telecommunications network vendors to obtain compliant releases of hardware and software. The Company is also working on a focused testing approach given the requirement that Network testing must be done over multiple equipment configurations involving a broad spectrum of services. The inventory/assessment and planning phases for the Network are complete and management expects that the testing/certification phases will be completed by December 1998, with implementation completed by July 1999. To facilitate Network testing, the Company participates, along with other major wireline providers of telecommunications services, as a member of the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. The Company is also participating in the FCC Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the Year 2000 readiness of the public telecommunications network.

Within IT, the Company has identified the applications that support its critical business processes such as billing and collection, network monitoring, repair and ordering. The inventory/assessment and planning phases for IT are complete and management expects that conversion will be completed by the end of 1998 or shortly thereafter, with testing and implementation continuing through 1999.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

Within the Business Units, the Company is generally in the inventory/assessment phase, though some Business Units have completed this phase and are into the planning, conversion and testing/certification phases. Accordingly, a majority of the Business Units have established project plans and associated schedules to accomplish the remaining phases. The objective is to complete any major conversions or upgrades by third-quarter 1999.

The Company has spent approximately $90 through the third quarter of 1998 on year 2000 projects and activities. The estimated total incremental costs for year 2000 related projects and activities are approximately $185 through 1999, excluding capital expenditures. Additional incremental capital expenditures over the same period will approximate $50-$70. Year 2000 project costs are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of year 2000 costs on its historical rate of earnings growth. The estimate stated above may be subject to change.

Management cannot provide assurance that the result of its year 2000 compliance efforts or the cost of such efforts will not differ materially from estimates. Accordingly, year 2000 specific business continuity and contingency plans are being developed to address high risk areas as they are identified. These year 2000 specific contingency plans will conform to detailed Company-wide requirements now being established by the Company's Year 2000 Program Office. These plans will be in place no later than third-quarter 1999. In addition, the Company has in place its standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for its Network, Network rerouting capabilities, and computer back-up and recovery procedures) which will be verified, and if required, augmented for specific year 2000 scenarios.

Within Network, the Company is highly dependent on the telecommunications network vendors to provide compliant hardware and software in a timely manner, and on third parties that are assisting the Company in the focused testing of the Network. Because of these dependencies, the Company has developed and implemented a vendor compliance process whereby the Company has obtained written assurances of timely year 2000 compliance from most of its critical vendors (not only for Network, but also for IT and the Business Units). The Company continues to pursue such assurances from the remaining critical vendors. In addition, the Company monitors and actively participates in coordinated Network testing activities, as discussed above, with respect to the Forum and Bellcore. Within IT, the Company is dependent on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, the Company has developed detailed timetables, resource plans and standardized year 2000 testing requirements for all identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, the Company is dependent on vendor supplied goods and services, and operability of the Network, critical IT and business unit specific applications. Because of these dependencies, the Company is implementing the same type of vendor compliance process and application planning and testing process at the Business Units, as discussed above with respect to the Network and IT.

Form 10-Q - Part I

Item 2. Management's Analysis of the Results of Operations (Dollars in millions), continued

In management's view, the most reasonable worst case scenario for year 2000 failure prospects faced by the Company is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, no assurance can be given that there may not be problems with the Network relating to year 2000. Failure by the Company or by certain of its vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of the Company's operations, possibly impacting the Network and impairing the Company's ability to bill or collect revenues. However, management believes that its efforts at advance remediation and testing, obtaining written vendor assurances and advance vendor remediation, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will be successful, and that the aforementioned "worst case scenario" is unlikely to develop or significantly disrupt the Company's financial operations.

The above discussion regarding year 2000 contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its estimates are based on reasonable assumptions, there can be no assurance that actual results will not differ materially from these estimates.

Union Contracts

On October 9, 1998, the Communications Workers of America ("CWA") informed the Company that a majority of its voting members ratified new three-year contracts for the Company and U S WEST Business Resources, Inc. employees. The contracts provide for salary increases of 10.9 percent over three years, effective in August of each year, and pension increases totaling 21 percent over three years. The contract also provides employees with a $500 ratification bonus in lieu of additional future wage increases. The agreement covers approximately 33,000 CWA members.

Other Items

The Company from time to time engages in discussions regarding dispositions, acquisitions and other similar transactions. Any such transaction may include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to the financial condition and results of operations of the Company. There is no assurance that any such discussions will result in the consummation of any such transaction.

Contingencies

The Company has pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. (See "Note D - Contingencies" - to the Consolidated Financial Statements.)

Form 10-Q - Part II                               U S WEST Communications, Inc.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At the Company, there are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, see "Note D - Contingencies" - to the Consolidated Financial Statements.

Item 5.  Other Information

On October 9, 1998 the Communications Workers of America informed the Company that a majority of its voting members ratified both of the contracts for Company and U S WEST Business Resources, Inc. employees. Both contracts are effective August 16, 1998 and will continue in effect until August 18, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.

12 Statement regarding computation of earnings to fixed charges ratio of U S WEST Communications, Inc.

27   Financial Data Schedule

(b)  Reports on Form 8-K Filed During the Third Quarter of 1998

(i) Form 8-K dated August 16, 1998 concerning a press release announcing the work stoppage commenced by clerical and technical employees represented by the Communications Workers of America.

(ii) Form 8-K dated August 31, 1998 concerning a press release announcing a tentative agreement reached on the Labor Contract between U S WEST, Inc. and the Communications Workers of America.

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

November 6, 1998