Form 10-K
period 1998-12-31
U S WEST COMMUNICATIONS INC
filed 1999-02-11
CIK 68622

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

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                               OR

    / /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                                FOR THE TRANSITION PERIOD FROM TO

                                   COMMISSION FILE NO. 1-3040

                         U S WEST COMMUNICATIONS, INC.

           A COLORADO CORPORATION                      84-0273800
  ----------------------------------------  ---------------------------------
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                1801 California Street, Denver, Colorado 80202
                        Telephone Number (303) 672-2700

                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                               NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS            WHICH REGISTERED
---------------------------  -----------------------------
   5.625% Notes Due 2008        New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ***

*** Not applicable in that registrant is a wholly owned subsidiary.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

  ITEM                                DESCRIPTION                                 PAGE
  ------------------------------------------------------------------------------  ----
                                         PART I

    1. Business..................................................................  2
    2. Properties................................................................  3
    3. Legal Proceedings.........................................................  3
    4. Submission of Matters to a Vote of Security Holders.......................  4

                                        PART II

    5. Market for Registrant's Common Equity and Related Stockholder Matters.....  4
    6. Selected Financial Data...................................................  4
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................   4
   7A. Quantitative and Qualitative Disclosures About Market Risk................  4
    8. Consolidated Financial Statements and Supplementary Data..................  4
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................   4

                                        PART III

   10. Directors and Executive Officers of the Registrant........................  4
   11. Executive Compensation....................................................  4
   12. Security Ownership of Certain Beneficial Owners and Management............  4
   13. Certain Relationships and Related Transactions............................  4

                                        PART IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  5

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K or incorporated by reference constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST Communications, Inc. (the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

    - greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless and data markets, causing loss of customers and increased price competition;

    - changes in demand for our products and services, including optional custom calling features;

    - higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection and Year 2000 remediation);

    - the loss of significant customers;

    - pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market;

    - a change in economic conditions in the various markets served by our operations;

    - higher than anticipated start-up costs associated with new business opportunities;

    - delays in our ability to begin offering interLATA long-distance services;

    - consumer acceptance of broadband services, including telephony, data and wireless services; and

    - delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

    These cautionary statements should not be construed by you as an exhaustive list or as any admission by us regarding the adequacy of disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

    We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    We are incorporated under the laws of the State of Colorado and have our principal offices at 1801 California Street, Denver, Colorado 80202, telephone number (303) 672-2700. We are a wholly owned subsidiary of U S WEST, Inc., a Delaware corporation ("U S WEST").

    On June 12, 1998, our former parent corporation, which has subsequently been renamed MediaOne Group, Inc., separated its media business and communications business into two publicly traded companies (the "Separation"). The media business is conducted through MediaOne Group, Inc. and the communications business, including the domestic directory business, is now conducted through U S WEST and its subsidiaries.

COMPANY OPERATIONS

    We provide communications services to more than 25 million residential and business customers in our 14 state region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

    The principal types of communications services we offer are: (i) local exchange telephone services, (ii) exchange access services (which connect customers to facilities of carriers, including long-distance providers and wireless operators), (iii) long-distance network services within local access and transport areas ("LATAs") in the Region, (iv) wireless and (v) high-speed data and Internet services.

    LOCAL EXCHANGE. Local exchange telephone services provide lines from telephone exchange offices to customers' premises to originate and terminate telecommunications services within our local exchange service territories as defined by the state public utilities commissions. These services include basic local exchange services provided through our regular switched network, dedicated private line facilities for voice and special services, such as transport of data, radio and video, switching services for customers' internal communications through facilities owned by us, data transport services that include managing and configuring special service networks and dedicated low- and high-capacity public or private digital networks. Other local exchange revenue is derived from directory assistance, public telephone service and various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling.

    EXCHANGE ACCESS. We provide exchange access services by connecting the equipment and facilities of our customers with the communications networks of interexchange carriers and other local exchange carriers, including competitive local exchange carriers. These connections are provided by linking these carriers and customers through our public switched network or through our dedicated private lines.

    INTRALATA LONG-DISTANCE. We provide intraLATA long-distance services within our Region. These services include intraLATA service beyond the local calling area, Wide Area Telecommunications Service or "800" services for customers with highly concentrated demand, and special services, such as transport of data, radio and video. We intend to begin offering interLATA long-distance services in our Region pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act") through the successful completion of regulatory proceedings. We currently offer limited out-of-region long-distance services.

    We also provide other products and services, such as customer premises equipment and enhanced services, including voice mail to residents, business customers and governmental agencies.

    WIRELESS SERVICES. We hold 10 MHz licenses to provide personal communications services ("PCS") in 53 markets in our Region. These licenses, which cover approximately 20 million POPs (I.E., potential customers), were purchased in a Federal Communications Commission ("FCC") auction held in January 1997. In December 1997, we purchased additional licenses for a majority of the Seattle market, which cover an additional 4 million POPs. Using these licenses, we are constructing networks utilizing digital code division multiple access technology. We launched wireless PCS services in Denver, Fort Collins, Greeley and Colorado Springs, Colorado; Portland and Salem, Oregon; and Vancouver, Washington in 1997 and in Phoenix and Tucson, Arizona; Minneapolis, St. Cloud, St. Paul and Rochester, Minnesota; and Seattle, Olympia and Bremerton, Washington in 1998 covering approximately 13 million POPs. These wireless services, which are being marketed under the "U S WEST Advanced PCS" brand, enable customers to use the same number for their wireless phone as for their home or business phone.

    HIGH-SPEED DATA AND INTERNET SERVICES. We offer high-speed data and Internet services to customers inside our Region. Through U S WEST !INTERPRISE, our data division, we provide high-speed data communications and network services, including frame relay service, Transparent LAN service, ATM Cell Relay Service, network integration solutions and other data-related services to business customers. In 1997 and 1998, we introduced U S WEST Megabit Services, a high-speed Internet access service, and U S WEST.net, a standard Internet access service, in select markets and expect to launch these services in additional markets in 1999. For factors which could cause actual results to differ from expectations, you should read "Special Note Regarding Forward-Looking Statements" on page 1.

    At December 31, 1998, we had over 16.5 million telephone network access lines in service, an increase of 3.5% over 1997. On January 15, 1999, we announced that we plan to sell approximately 500,000 access lines over the next 12-18 months. For the year ended December 31, 1998, local exchange service, exchange access service and high speed data and Internet access services accounted for 49%, 24% and 11%, respectively, of our total revenue. IntraLATA long-distance service and wireless services each accounted for less than 10% of total 1998 revenues.

COMPETITION AND REGULATION

    For a discussion of competition and regulation affecting us, you should read "Item 1. Business" of U S WEST's Form 10-K for the year ended December 31, 1998.

ITEM 2.  PROPERTIES.

    Our properties do not lend themselves to description by character and location of principal units. At December 31, 1998, the percentage distribution of total net telephone plant by major category for us was as follows:

Telecommunications outside plant.................................         41%

Telecommunications network equipment (primarily central office
  equipment).....................................................         42%

Land and buildings (principally central offices).................          7%

General purpose computers and other..............................         10%

    At December 31, 1998, substantially all of the installations of central office equipment were located in buildings owned by us situated on land which we own in fee, while many garages and administrative and business offices are leased.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to claims and proceedings arising in the ordinary course of business. There are pending certain regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. For a discussion of these actions, you should read Note 10 to the consolidated financial statements on pages F-15 through F-16.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

    We have omitted this information pursuant to General Instruction I(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    We have omitted this information pursuant to General Instruction I(2). See "Management's Analysis of Results of Operations." Please refer to the information set forth on pages 8 through 15.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    See "Management's Analysis of Results of Operation -- Risk Management." Please refer to the information set forth on pages 11 through 12.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Please refer to the information set forth on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    We have nothing to report to you under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    We have omitted this information pursuant to General Instruction I(2).

ITEM 11.  EXECUTIVE COMPENSATION.

    We have omitted this information pursuant to General Instruction I(2).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    We have omitted this information pursuant to General Instruction I(2).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We have omitted this information pursuant to General Instruction I(2).

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report

                                                                                                    PAGE
                                                                                            --------------------
(1)        Reports of Independent Public Accountants......................................          F-1
(2)        Consolidated Financial Statements:
           Consolidated Statements of Income for the years ended
                 December 31, 1998, 1997 and 1996.........................................          F-2
           Consolidated Balance Sheets as of December 31, 1998 and 1997...................          F-3
           Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996.........................................          F-4
           Notes to Consolidated Financial Statements and
                 Supplementary Data.......................................................    F-5 through F-16
(3)        Consolidated Financial Statement Schedule:
           Schedule II -- Valuation and Qualifying Accounts...............................          F-17

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST Communications filed the following reports on Form 8-K during the fourth quarter of 1998 and through the filing of this Form 10-K:

    (i) report dated November 17, 1998 providing notification of the Company's closing of $320 million note offering.

    (ii) report dated January 15, 1999 providing notification of a press release entitled "U S WEST to Sell 500,000 Access Lines."

(c) Exhibits:

        Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission ("SEC"), are incorporated herein by referenced as exhibits hereto. All other exhibits are provided as part of this electronic submission.

 EXHIBIT
  NUMBER
----------
   (2a)     Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company.
            (Incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No.
            1-3040).
   (2b)     Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone
            Company. (Incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991,
            File No. 1-3040).
   (3a)     Restated Articles of Incorporation of the Registrant. (Incorporated herein by this reference to
            Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040.)
   (3b)     Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form
            10-K/A filed on April 13, 1998, File No. 1-3040.)

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 10, 1999.

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

PRINCIPAL EXECUTIVE OFFICER:

/s/ Solomon D. Trujillo         President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies              Vice President and Chief
                                  Financial Officer

CONTROLLER:

/s/ Oscar X. Munoz              Vice President --
                                  Controller

DIRECTORS:

/s/ Solomon D. Trujillo

/s/ Allan R. Spies

/s/ Janet K. Cooper

Dated: February 10, 1999

                         U S WEST COMMUNICATIONS, INC.

                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 1 for additional factors relating to such statements.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

    Several non-recurring and non-operating items impacted net income in 1998 and 1997. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                 1998       1997           INCREASE
                                               ---------  ---------  ---------------------
Net income...................................  $   1,335  $   1,252  $      83        6.6%
Non-recurring and non-operating items........         89        (80)       169      211.3
                                               ---------  ---------  ---------      -----
Normalized income............................  $   1,424  $   1,172  $     252       21.5%
                                               ---------  ---------  ---------      -----
                                               ---------  ---------  ---------      -----

    Non-recurring and non-operating items in 1998 include:

    - an after-tax charge of $68 for Separation costs and

    - an after-tax charge of $21 related to the impairment of certain long-lived assets associated with our video operations.

    Non-recurring and non-operating items in 1997 include:

    - an after-tax gain of $80 relating to the sales of local telephone exchanges and our investment in Bell Communications Research, Inc. ("Bellcore").

    Normalized income increased $252 or 21.5% in 1998. The increase was primarily due to revenue growth associated with increased demand for services and lower regulatory rate adjustments which unfavorably impacted revenue. The 1997 regulatory rate adjustments include a $152 ($250 pretax) charge primarily attributable to a state of Washington adjustment (the "Washington Rate Order"). Partially offsetting these revenue increases were higher operating costs driven by growth initiatives and interconnection activities.

    The following sections provide a more detailed discussion of the changes in revenues and expenses.

REVENUES

                                                  1998       1997           INCREASE
                                                ---------  ---------  ---------------------
Local service revenues........................  $   5,525  $   5,016  $     509       10.1%
                                                ---------  ---------  ---------        ---
                                                ---------  ---------  ---------        ---

    LOCAL SERVICE REVENUES. Local service revenues include basic monthly service fees, fees for calling services, such as call waiting and caller identification, public phone revenues and installation and connection charges. Most local service rates are regulated by state public service commissions.

    Local service revenues increased in 1998 due largely to access line growth and increased sales of calling services. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. In 1998, we provided a total of 568,000 additional access lines, an increase of 3.5% over 1997. Of this increase, second line installations accounted for 241,000 lines, an increase of 18.0% compared with 1997. In addition, regulatory rate increases in various jurisdictions accounted for $53 or 10.4% of the increase in local service revenues in 1998. Unfavorable regulatory rate adjustments and other provisions for estimated state regulatory liabilities decreased $122 in 1998 compared to 1997, due in part, to the Washington Rate Order.

    While the number of access lines, calling services and associated revenue increased in 1998, the growth rate has declined from 1997. The decline in the growth rate was partially attributable to our customer retention strategy of offering customers bundles of services at lower prices in return for entering into longer-term contracts. Some business customers have also opted to migrate from multiple single lines to high capacity lines, which decreases local service revenues but increases access service revenues. Lastly, the work stoppage in the third quarter of 1998 negatively impacted revenue growth. We believe we will continue to experience declining growth rates as the level of customer demand slows and competition increases. Additionally, we are planning the sale of approximately 500,000 access lines that accounted for approximately $270 of 1998 revenues. While the sale is expected to provide us with a one-time gain in 1999 or 2000, the loss of the lines will negatively impact future revenue growth.

                                                   1998       1997           INCREASE
                                                 ---------  ---------  ---------------------
Interstate access service revenues.............  $   2,816  $   2,666  $     150        5.6%
Intrastate access service revenues.............        822        761         61        8.0
                                                                                         --
                                                                                         --
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    INTERSTATE AND INTRASTATE ACCESS SERVICE REVENUES. Interstate and intrastate access service revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. We also collect fees from telephone customers to connect to their long-distance carriers.

    In 1998, interstate access service revenues were affected by a change in the classification of fees paid into the universal service funds. In 1997 and prior years, fees paid into the universal service funds were netted against interstate access service revenues. In 1998, with the advent of the FCC's new universal service fund structure and funding mechanism, these fees were recorded as access expense within other operating expenses. Excluding the effects of the reclassification, interstate access service revenues increased $65 or 2.4% in 1998 due to greater demand for interstate access services. The volume of access minutes billed increased 6.4% in 1998. The increase in demand was substantially offset by price reductions as mandated by the FCC. Commencing in 1999, the FCC will allow us to recover non-recurring costs incurred in connection with establishing local number portability.

    The increase in intrastate access service revenues was primarily attributable to a $68 charge recognized in 1997 resulting from the Washington Rate Order. Greater demand also contributed to the increase. The volume of access minutes of use increased 5.4% in 1998.

                                                                 1998       1997            DECREASE
                                                               ---------  ---------  ----------------------
Long-distance network services revenues......................  $     779  $     885  $     106       12.0%
                                                               ---------  ---------  ---------        ---
                                                               ---------  ---------  ---------        ---

    LONG-DISTANCE NETWORK SERVICES REVENUES. Long-distance network services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance network services revenues was attributable to greater competition and regulatory rate reductions in 1998, offset by a $51 charge recognized in 1997 resulting from the Washington Rate Order. As of December 31, 1998, in five of the 14 states in which we operate, customers are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call. Additionally, contributing to the revenue decline was the expansion of multiple toll carrier plans ("MTCPs") in 1997, whereby other telephone companies provide toll services previously provided by us.

Although we no longer receive these revenues, the revenue loss has been offset with increased intrastate access service revenues and lower access expenses.

    We believe we will continue to experience further declines in long-distance network services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 1.

                                                                 1998       1997            INCREASE
                                                               ---------  ---------  ----------------------
Other services revenues......................................  $     940  $     755  $     185       24.5%
                                                               ---------  ---------  ---------        ---
                                                               ---------  ---------  ---------        ---

    OTHER SERVICES REVENUES. Other services revenues include voice messaging, inside wire installation and maintenance, wireless communications, billings and collections for interexchange carriers, interconnection rent and customer equipment sales. Other services revenues increased primarily as a result of greater sales of wireless communications services, which commenced in 1997, and inside wire installation and maintenance. Interconnection rent revenues and continued market penetration in voice messaging services also contributed to the increase.

EXPENSES

                                                             1998       1997            INCREASE
                                                           ---------  ---------  ----------------------
Employee-related expenses................................  $   3,430  $   3,344  $      86        2.6%
                                                           ---------  ---------  ---------        ---
                                                           ---------  ---------  ---------        ---

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor. Employee-related expenses in 1998 include $21 of net costs incurred in connection with the third-quarter work stoppage, including incremental travel costs, contract labor costs and bonuses paid to management for work performed during the strike. Partially offsetting these additional costs were lower salaries and wages for occupational employees not working during the strike. Excluding these costs, employee-related expenses increased $65 or 1.9%.

    Employee-related expenses increased because of growth in several sectors of the business, primarily wireless communications, resulting in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. We also incurred higher contract labor costs for systems development, including interconnection and year 2000 costs and marketing and sales efforts. Partially offsetting these increases was the transfer of approximately 1,200 employees during the third-quarter of 1997 to an unregulated affiliate. Additionally, there was an $83 pension credit in 1998 compared to a $29 pension credit in 1997.

    Approximately 33,000 of our employees are represented by the Communications Workers of America. In October 1998, members of the union ratified a three-year contract providing for salary increases of 10.9% over three years, effective in August of each year, and a cumulative pension increase of 21% over three years.

                                                             1998       1997            INCREASE
                                                           ---------  ---------  ----------------------
Other operating expenses.................................  $   2,696  $   2,300  $     396       17.2%
                                                           ---------  ---------  ---------        ---
                                                           ---------  ---------  ---------        ---

    OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to independent local exchange carriers for the routing of long-distance traffic through their facilities, network software expenses and other selling, general and administrative costs. As discussed in "interstate and intrastate access service revenues", universal service funding expenses were netted against revenues in 1997 and prior years and have been classified in other operating expenses in 1998. Excluding the effects of the reclassification, other operating expenses increased $311 or 13.5% in 1998. The increase was primarily attributable to the following:

    - increased affiliate expense due to the above referenced transfer of employees to an unregulated affiliate,

    - higher interconnection and local number portability costs,

    - increased costs associated with growth initiatives, including wireless handset costs and related marketing and advertising,

    - costs of $94 that were directly attributable to the Separation, including executive severance, legal and financial advisory fees, securities registration fees, printing and mailing costs and internal systems and rearrangement costs, and

    - an asset impairment charge of $35 related to certain long-lived assets used in our video operations in Omaha, Nebraska. Recent technological advances have permitted us to pursue and use more economical DSL technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying values, an impairment loss was recognized. See Note 2 to the consolidated financial statements.

                                                             1998       1997            INCREASE
                                                           ---------  ---------  ----------------------
Depreciation and amortization expense....................  $   2,138  $   2,103  $      35        1.7%
                                                           ---------  ---------  ---------        ---
                                                           ---------  ---------  ---------        ---

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network.

                                                             1998       1997            INCREASE
                                                           ---------  ---------  ----------------------
Other expense -- net.....................................  $     468  $     318  $     150       47.2%
                                                           ---------  ---------  ---------        ---
                                                           ---------  ---------  ---------        ---

    OTHER EXPENSE -- NET. Interest expense was $386 in 1998 compared to $374 in 1997. The increase in interest expense was primarily a result of higher average debt balances. Also included in other expense -- net, were other expenses of $82 in 1998 compared to other income of $56 in 1997. The 1998 other expenses resulted primarily from interest expense on state regulatory liabilities whereas the 1997 other income was derived primarily from sales of local telephone exchanges and our investment in Bellcore, offset by interest expense on state regulatory liabilities.

                                                             1998       1997            INCREASE
                                                           ---------  ---------  ----------------------
Provision for income taxes...............................  $     815  $     766  $      49        6.4%
                                                           ---------  ---------  ---------        ---
                                                           ---------  ---------  ---------        ---

    PROVISION FOR INCOME TAXES. The effective tax rate remained relatively consistent at 37.9% for 1998 compared to 38.0% for 1997.

RISK MANAGEMENT

    Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed derivative instruments to hedge interest rate and foreign currency exposures associated with particular debt issues in order to synthetically obtain below-market interest rates. We do not use derivative financial instruments for trading purposes.

    As of December 31, 1998 and 1997, $123 and $62, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure was primarily linked to the 30-day commercial paper rate. A hypothetical 10% change in the 30-day commercial paper rate would not have had a material effect on our annual earnings. As of December 31, 1998 and 1997, we also had $228 and $335, respectively, of fixed-rate debt obligations maturing in the following fiscal year. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

    As of December 31, 1998 and 1997, we had entered into interest rate swaps with a notional amount of $155. These swaps synthetically transform certain floating rate issues into fixed-rate obligations. The swaps and associated debt issues are indexed to two-and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps would be offset by losses (gains) on the associated debt instruments.

    As of December 31, 1998 and 1997, we had also entered into cross-currency swaps with a notional amount of $204. The cross-currency swaps synthetically transformed $182 and $171 of Swiss Franc borrowings at December 31, 1998 and 1997, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

CONTINGENCIES

    We have pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. See Note 10 to the consolidated financial statements.

OTHER ITEMS

    From time to time, we engage in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

COMPETITION AND REGULATORY ENVIRONMENT

    For a complete discussion of our competitive and regulatory environment, see the U S WEST, Inc. Form 10-K -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Competition and Regulation.

YEAR 2000 COSTS

    BACKGROUND. During 1997 and 1998, we conducted a comprehensive review of our computer-based systems and related software and began to take measures to ensure that such systems will properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT") and (iii) individual Business Units (the "Business Units").

    The Network, which processes voice and data information relating to our core communications business, relies on remote switches, central office equipment, interoffice equipment, and loop transport equipment that is predominantly provided to us by telecommunications network vendors. IT is comprised of our internal business systems that employ hardware and software on an enterprise-wide basis, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications, as well as embedded computer chip technologies, which relate specifically to each of our Business Unit's functions and generally are not part of the Network or IT.

    We have approached year 2000 remediation activities through five general phases: (i) inventory/ assessment, (ii) planning, (iii) conversion, (iv) testing/certification and (v) implementation. Additionally, we have monitored and improved our year 2000 related activities and progress, communicated with our customers and vendors, participated in cooperative testing with others and taken steps to assure that we have contingency plans in place prior to the end of 1999. We plan to continue these activities during 1999.

    NETWORK UPDATE. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers and vendors, and in cooperation with other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Bellcore, a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. We also participate in the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and in the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 99% complete as of December 31, 1998 and we anticipate that this phase will be complete during the first quarter of 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of December 31, 1998 approximately 79% of our Network remediation implementation was complete, with completion of the remainder anticipated by July 1999. We have initiated Network contingency planning activities and approximately 10% of the anticipated Network contingency planning activity was complete as of December 31, 1998. We anticipate that the remainder of our Network contingency planning activity will be complete by mid-1999.

    IT UPDATE. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for such IT applications are complete. As of December 31, 1998, approximately 96% of IT conversion activities, 84% of IT testing activities and 81% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by July 1999. IT contingency planning activity is approximately 40% complete and we anticipate that the remainder will be complete by mid-1999.

    BUSINESS UNITS UPDATE. Within our Business Units, it is estimated that as of December 31, 1998, approximately 95% of the inventory/assessment activity, 70% of the planning activity, 20% of the conversion activity and 5% of the testing and remediation implementation activity were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. Some of our Business Units, such as the retail markets organization, are at the beginning of the conversion, testing and implementation phases, while other Business Units, such as our finance organization, have substantially completed all of the phases. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by mid-1999.

    COSTS RELATING TO YEAR 2000. We have spent approximately $115 from the beginning of 1997 through the end of 1998 on year 2000 projects and activities. We estimate that additional costs for year 2000 related projects and activities will be approximately $60 through the end of 1999. We estimate total spending on year 2000 projects and activities from the beginning of 1997 through the end of 1999 will be approximately $175. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

    CONTINGENCY PLAN. We cannot provide assurance that the results of our year 2000 compliance efforts or the costs of such efforts will not differ materially from estimates. Accordingly, we are developing year 2000 specific business continuity and contingency plans to address high risk areas as they are identified. Our year 2000 contingency planning activities will include training of crisis managers on year 2000 issues and potential business impacts to their particular process areas, reviewing and modifying existing business continuity plans to address year 2000 issues and establishing rapid response teams and communications procedures for each of the major critical operations and facilities to handle potential post-implementation year 2000 failures. These year 2000 specific contingency planning activities are to be in place by the third quarter of 1999. In addition, we have in place our standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for our Network, Network rerouting capabilities, computer data and records safe-keeping and back-up and recovery procedures) which will be verified, and as appropriate, augmented for specific year 2000 contingencies.

    DEPENDENCIES. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Bellcore. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 6,750 vendors concerning approximately 28,900 products and have received assurances for approximately 77% of those products as of December 31, 1998. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

    As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

    SUMMARY. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

    The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding Forward-Looking Statements" on page 1.

NEW ACCOUNTING STANDARDS

    On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

    Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100-$150. In periods after adoption, if software expenditures remain level, the impact on earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter will be subject to change as further information becomes available. See "Special Note Regarding Forward-Looking Statements" on page 1.

    On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1998, its impact on the financial statements would not have been material.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of U S WEST Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of U S WEST Communications, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Communications, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999

                         U S WEST COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                            (DOLLARS IN MILLIONS)
Operating revenues:
  Local service......................................................................  $   5,525  $   5,016  $   4,770
  Interstate access service..........................................................      2,816      2,666      2,507
  Intrastate access service..........................................................        822        761        770
  Long-distance network services.....................................................        779        885      1,100
  Other services.....................................................................        940        755        684
                                                                                       ---------  ---------  ---------
    Total operating revenues.........................................................     10,882     10,083      9,831
Operating expenses:
  Employee-related expenses..........................................................      3,430      3,344      3,377
  Other operating expenses...........................................................      2,696      2,300      1,953
  Depreciation and amortization......................................................      2,138      2,103      2,101
                                                                                       ---------  ---------  ---------
    Total operating expenses.........................................................      8,264      7,747      7,431
                                                                                       ---------  ---------  ---------
Operating income.....................................................................      2,618      2,336      2,400
Other income (expense):
  Interest expense...................................................................       (386)      (374)      (414)
  Gains on sales of local telephone exchanges........................................     --             77         59
  Gain on sale of investment in Bellcore.............................................     --             53     --
  Other expense -- net...............................................................        (82)       (74)       (44)
                                                                                       ---------  ---------  ---------
    Total other expense--net.........................................................       (468)      (318)      (399)
                                                                                       ---------  ---------  ---------
Income before income taxes and cumulative effect of change in accounting principle...      2,150      2,018      2,001
Provision for income taxes...........................................................        815        766        768
                                                                                       ---------  ---------  ---------
Income before cumulative effect of change in accounting principle....................      1,335      1,252      1,233
Cumulative effect of change in accounting principle -- net of tax....................     --         --             34
                                                                                       ---------  ---------  ---------
Net income...........................................................................  $   1,335  $   1,252  $   1,267
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $      68  $      26
  Accounts receivable, less allowance for uncollectibles of $48 and $50.....................      1,619      1,608
  Inventories and supplies..................................................................        154        124
  Deferred tax asset........................................................................        113        226
  Prepaid and other.........................................................................         61         68
                                                                                              ---------  ---------
Total current assets........................................................................      2,015      2,052
Property, plant and equipment -- net........................................................     14,681     14,141
Other assets -- net.........................................................................        882        815
                                                                                              ---------  ---------
Total assets................................................................................  $  17,578  $  17,008
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term debt...........................................................................  $     789  $     497
  Accounts payable..........................................................................      1,411      1,439
  Accrued expenses..........................................................................      1,383      1,495
  Advanced billings and customer deposits...................................................        326        292
                                                                                              ---------  ---------
Total current liabilities...................................................................      3,909      3,723
Long-term debt..............................................................................      5,154      5,019
Postretirement and other postemployment benefit obligations.................................      2,458      2,365
Deferred income taxes.......................................................................        898        891
Unamortized investment tax credits..........................................................        159        168
Deferred credits and other..................................................................        537        442
Commitments and contingencies
Stockholder's equity:
  Common stock -- one share without par value, owned by parent..............................      8,080      8,017
  Cumulative deficit........................................................................     (3,617)    (3,617)
                                                                                              ---------  ---------
Total stockholder's equity..................................................................      4,463      4,400
                                                                                              ---------  ---------
Total liabilities and stockholder's equity..................................................  $  17,578  $  17,008
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                         (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income........................................................................  $   1,335  $   1,252  $   1,267
Adjustments to net income:
  Depreciation and amortization...................................................      2,138      2,103      2,101
  Gains on sales of local telephone exchanges.....................................     --            (77)       (59)
  Gain on sale of investment in Bellcore..........................................     --            (53)    --
  Asset impairment................................................................         35     --         --
  Cumulative effect of change in accounting principle.............................     --         --            (34)
  Deferred income taxes and amortization of investment tax credits................        110        (23)        99
Changes in operating assets and liabilities:
  Accounts receivable.............................................................        (11)       (46)       (12)
  Inventories, supplies and other current assets..................................         28        (53)         6
  Accounts payable, accrued expenses and advanced billings........................       (210)       508        (80)
  Other...........................................................................        100        167         50
                                                                                    ---------  ---------  ---------
Cash provided by operating activities.............................................      3,525      3,778      3,338
                                                                                    ---------  ---------  ---------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment....................................     (2,566)    (2,101)    (2,392)
Proceeds from sales of local telephone exchanges..................................     --             67        174
Proceeds from sale of investment in Bellcore......................................     --             65     --
Proceeds from (payments on) disposals of property, plant and equipment............        (30)        22         15
Other.............................................................................        (26)       (73)    --
                                                                                    ---------  ---------  ---------
Cash used for investing activities................................................     (2,622)    (2,020)    (2,203)
                                                                                    ---------  ---------  ---------

FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term debt.................................        399       (639)       158
Proceeds from issuance of long-term debt..........................................        320         29         23
Repayments of long-term debt......................................................       (443)      (142)      (466)
Dividends paid on common stock....................................................     (1,200)    (1,367)    (1,259)
Equity infusions from U S WEST, Inc...............................................         63        295        310
                                                                                    ---------  ---------  ---------
Cash used for financing activities................................................       (861)    (1,824)    (1,234)
                                                                                    ---------  ---------  ---------

CASH AND CASH EQUIVALENTS
Increase (decrease)...............................................................         42        (66)       (99)
Beginning balance.................................................................         26         92        191
                                                                                    ---------  ---------  ---------
Ending balance....................................................................  $      68  $      26  $      92
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of U S WEST Communications, Inc., and its wholly owned subsidiaries. We are a wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

    SEGMENT INFORMATION. We operate in a single segment; communications and related services. Telecommunications services are provided to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Services offered include local telephone services, exchange access services that connect customers to the facilities of other carriers, long-distance services within local access and transport areas, wireless personal communications services and high-speed data and Internet services.

    SIGNIFICANT CONCENTRATIONS. The largest volume of our services are provided to AT&T Corp. ("AT&T"). During 1998, 1997 and 1996, revenues from services provided to AT&T were $900, $1,049 and $1,046, respectively. At December 31, 1998, we are not aware of any other significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely impact operations.

    At December 31, 1998, 72% of our employees were represented by unions.

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

    INVENTORIES AND SUPPLIES. New and reusable materials are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. Property, plant and equipment is depreciated using straight-line group methods. When the depreciable property, plant and equipment is retired or sold, gross book cost less salvage value is generally charged to accumulated depreciation; no gain or loss is recognized. The average depreciable lives used for the major categories of property, plant, and equipment follow:

                                                                                      LIFE
CATEGORY                                                                             (YEARS)
---------------------------------------------------------------------------------  -----------
Buildings........................................................................    27 - 40
Telecommunications network equipment.............................................    8 - 14
Telecommunications outside plant.................................................    8 - 57
General purpose computers and other..............................................    3 - 17

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $25, $20 and $31 in 1998, 1997 and 1996, respectively.

    COMPUTER SOFTWARE. The cost of computer software, whether purchased or developed internally, is generally expensed as incurred; however initial operating systems software is capitalized and amortized over the life of the related hardware and initial network applications software is capitalized and amortized over three years. Subsequent upgrades to capitalized software are charged to expense.

    Capitalized computer software costs of $180 and $132 at December 31, 1998 and 1997, respectively, are recorded in property, plant and equipment. Amortization of capitalized computer software costs totaled $82, $78 and $81 in 1998, 1997 and 1996, respectively.

    FINANCIAL INSTRUMENTS. The objective of our interest rate risk management program is to obtain the minimum total cost of debt over time consistent with an acceptable level of interest rate volatility. This objective is achieved through the type of debt issued, interest rate swaps that adjust the ratio of fixed- to variable-rate debt, cross-currency swaps that convert foreign-denominated debt to dollar-denominated debt and forward contracts to hedge future debt issues.

    Under an interest rate swap, we agree with another party to exchange interest payments, based on a notional amount, at specified intervals over a defined term. Interest rate swaps are accounted for under the synthetic instruments accounting model if the index, maturity and amount of the instrument match the terms of the underlying debt. Net interest accrued is recognized over the life of the instruments as an adjustment to interest expense and is a component of cash provided by operating activities. Any gain or loss on the termination of an instrument that qualifies for synthetic instrument accounting would be deferred and amortized over the remaining life of the original instrument.

    Under a cross-currency swap, we agree with another party to exchange U. S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. Cross-currency swaps are accounted for under the synthetic instruments accounting model if the index, maturity and amount of the instruments match the terms of the underlying debt. The cross-currency swaps and the foreign currency debt are combined and accounted for as if dollar denominated-debt was issued directly.

    Under a forward contract, we agree with another party to sell a specified amount of U. S. Treasuries to hedge the treasury-rate component of future debt issues. The gain or loss on the forward contract is recorded as part of the carrying value of the related debt and is amortized as a yield adjustment.

    REVENUE RECOGNITION. Local telephone and wireless services are generally billed in advance with revenues recognized when services are provided. Revenues derived from exchange access, long-distance network services and wireless airtime usage are recognized as services are provided.

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $208, $188 and $96 in 1998, 1997 and 1996, respectively.

    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    We are included in the consolidated federal income tax returns of U S WEST. We recognize federal income tax expense based upon a pro-rata allocation agreement with U S WEST. Under the agreement, we are allocated income tax consequences or benefits based upon our pro-rata contribution to the consolidated group's taxable income, deductions and credits. The amount of federal income tax expense recognized by us is not significantly different than an amount computed on a stand-alone basis.

    We are included in combined state tax returns filed by U S WEST. We recognize state income tax expense based upon a stand-alone allocation policy with U S WEST.

    NEW ACCOUNTING STANDARDS. On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998. SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

    Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100 to $150. In periods after adoption, if software expenditures remain level, the impact on earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter may be subject to change as further information becomes available. Please see Part I -- "Special Note Regarding Forward-Looking Statements."

    In 1998, we adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS No. 130 requires that the components and total amount of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. We do not have any components of comprehensive income other than net income.

    On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and changes in fair value are generally recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1998, its impact on our financial statements would not have been material.

    RECLASSIFICATION. Certain reclassifications within the consolidated financial statements have been made to conform to the current year presentation.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Land and buildings......................................................  $   2,405  $   2,379
Telecommunications network equipment....................................     14,742     13,505
Telecommunications outside plant........................................     14,342     13,802
General purpose computers and other.....................................      2,870      2,886
Construction in progress................................................        681        610
                                                                          ---------  ---------
                                                                             35,040     33,182
                                                                          ---------  ---------
Less accumulated depreciation:
  Buildings.............................................................        709        664
  Telecommunications network equipment..................................      8,944      8,216
  Telecommunications outside plant......................................      9,151      8,657
  General purpose computers and other...................................      1,555      1,504
                                                                          ---------  ---------
                                                                             20,359     19,041
                                                                          ---------  ---------
Property, plant and equipment -- net....................................  $  14,681  $  14,141
                                                                          ---------  ---------
                                                                          ---------  ---------

    Effective January 1, 1996, we adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," that requires long-lived assets and associated intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Adoption of FAS No. 121 resulted in income of $34 (net of income tax expense of $22) in 1996 from the cumulative effect of reversing depreciation expense related to local telephone exchanges held for sale as recorded in prior years. Depreciation expense was reversed from the date we formally committed to a plan to dispose of local telephone exchange assets to January 1, 1996. The income was recorded as a cumulative effect of change in accounting principle in accordance with FAS No.
121. As a result of adopting FAS No. 121, depreciation expense for 1996 was reduced by $24.

    ASSET IMPAIRMENT. During 1998, we recorded a non-cash charge of $21 (net of a $14 income tax benefit) related to the impairment of certain long-lived assets associated with our video operations in Omaha, Nebraska. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted us to pursue and use more economical DSL technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized in accordance with FAS No. 121. The amount of impairment was determined based on the net present value of the expected future cash flows of the video operations, discounted at our cost of capital. The pretax charge is recorded in "other operating expenses" within the consolidated statements of income.

    LEASING ARRANGEMENTS. Certain office facilities, real estate and equipment used in operations are under operating leases. Rent expense under operating leases for 1998, 1997 and 1996 was $169, $185 and $161, respectively. At December 31, 1998, the future minimum rental payments under noncancelable

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 2: PROPERTY, PLANT AND EQUIPMENT (CONTINUED) operating leases for the years 1999 through 2003 and thereafter are $103, $96, $87, $59, $58 and $394, respectively.

NOTE 3: ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Employee compensation......................................................  $     326  $     321
Dividends payable to U S WEST..............................................        328        192
Current portion of state regulatory liability..............................         42        225
Accrued property taxes.....................................................        187        205
Other......................................................................        500        552
                                                                             ---------  ---------
Total accrued expenses.....................................................  $   1,383  $   1,495
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE 4: DEBT

SHORT-TERM DEBT

    The components of short-term debt are as follows:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1998       1997
                                                                                ---------  ---------
Commercial paper..............................................................  $     123  $      62
Due to U S WEST...............................................................        337     --
Current portion of long-term debt.............................................        329        435
                                                                                ---------  ---------
Total.........................................................................  $     789  $     497
                                                                                ---------  ---------
                                                                                ---------  ---------

    The weighted-average interest rate on commercial paper was 5.49% and 6.11% at December 31, 1998 and 1997, respectively. The interest rate on the debt due to U S WEST was 7.5% at December 31, 1998.

    We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. We enter into lines of credit as backup facilities in issuing commercial paper. We have lines of credit totaling $360 that expire in 1999. Commitment fees on the unused portion of the lines range from 0.04% to .064%. As of December 31, 1998, there was no outstanding balance. To the extent we continue our commercial paper programs, we plan to renew our lines of credit.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 4: DEBT (CONTINUED)

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 follow:

                                                                                MATURITIES
                                                          -------------------------------------------------------    TOTAL
INTEREST RATES                                              2000       2001       2002       2003     THEREAFTER     1998
--------------------------------------------------------  ---------  ---------  ---------  ---------  -----------  ---------
Up to 5%................................................  $      90  $  --      $     100  $      50   $  --       $     240
Above 5% to 6%..........................................     --             50     --         --             531         581
Above 6% to 7%..........................................        257        133        250         43       1,490       2,173
Above 7% to 8%..........................................     --         --         --             62       1,584       1,646
Above 8% to 9%..........................................     --         --         --         --             250         250
Above 9% to 10%.........................................        175     --         --         --          --             175
Variable-rate debt indexed to two- and ten-year constant
  maturity U.S. Treasury rates..........................     --         --         --         --          --          --
                                                          ---------  ---------  ---------  ---------  -----------  ---------
                                                          $     522  $     183  $     350  $     155   $   3,855       5,065
                                                          ---------  ---------  ---------  ---------  -----------
                                                          ---------  ---------  ---------  ---------  -----------
Capital lease obligations and other.....................                                                                 211
Unamortized discount -- net.............................                                                                (122)
                                                                                                                   ---------
Total...................................................                                                           $   5,154
                                                                                                                   ---------
                                                                                                                   ---------


                                                            TOTAL
INTEREST RATES                                              1997
--------------------------------------------------------  ---------
Up to 5%................................................  $     240
Above 5% to 6%..........................................        261
Above 6% to 7%..........................................      2,244
Above 7% to 8%..........................................      1,646
Above 8% to 9%..........................................        250
Above 9% to 10%.........................................        175
Variable-rate debt indexed to two- and ten-year constant
  maturity U.S. Treasury rates..........................        155
                                                          ---------
                                                              4,971

Capital lease obligations and other.....................        172
Unamortized discount -- net.............................       (124)
                                                          ---------
Total...................................................  $   5,019
                                                          ---------
                                                          ---------

    Interest paid, net of amounts capitalized, was $374, $374 and $422 for 1998, 1997 and 1996, respectively.

FINANCIAL CONTRACTS

    The following table summarizes the terms of outstanding interest rate and cross-currency swaps at December 31, 1998 and 1997. Variable rates are indexed to two- and ten-year constant maturity U.S. Treasuries. Cross-currency swaps are tied to the Swiss franc.

                                                                                                  DECEMBER 31, 1997
                                                     DECEMBER 31, 1998                  -------------------------------------
                                      ------------------------------------------------                             WEIGHTED-
                                                                WEIGHTED- AVERAGE RATE                              AVERAGE
                                                                                                                     RATE
                                       NOTIONAL                 ----------------------   NOTIONAL                 -----------
                                        AMOUNT     MATURITIES     RECEIVE       PAY       AMOUNT     MATURITIES     RECEIVE
                                      -----------  -----------  -----------  ---------  -----------  -----------  -----------
Variable to fixed...................   $     155         1999         5.16        6.24   $     155         1999         5.46
Cross-currency......................         204   1999- 2001       --            6.55         204   1999- 2001       --
                                           -----   -----------         ---         ---       -----   -----------         ---
                                           -----   -----------         ---         ---       -----   -----------         ---


                                         PAY
                                      ---------
Variable to fixed...................       6.24
Cross-currency......................       6.55
                                            ---
                                            ---

    At December 31, 1998, deferred credits of $8 and deferred charges of $49 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 4: DEBT (CONTINUED)
    In the event we are owed money under the swap agreements, we could be exposed to risk in the event of nonperformance by counterparties. We manage this exposure by monitoring the credit standing of the counterparties and establishing dollar and term limitations that correspond to the respective credit rating of each counterparty. As of December 31, 1998, we do not believe that we have any exposure to any individual counterparty and do not anticipate nonperformance by any counterparty.

NOTE 5: FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash equivalents and current amounts receivable and payable approximate carrying values due to their short-term nature.

    The fair values of interest rate and cross-currency swaps are based on estimated amounts we would receive or pay to terminate such agreements allowing for current interest/foreign exchange rates and creditworthiness of the counterparties.

    The fair values of long-term debt are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates.

                                                                                            DECEMBER 31,
                                                                           ----------------------------------------------
                                                                                    1998                    1997
                                                                           ----------------------  ----------------------
                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                              VALUE       VALUE       VALUE       VALUE
                                                                           -----------  ---------  -----------  ---------
Debt (includes short-term portion).......................................   $   5,943   $   6,209   $   5,516   $   5,660
Swap agreements -- liabilities...........................................      --              24      --              28
                                                                           -----------  ---------  -----------  ---------
Total Debt...............................................................   $   5,943   $   6,233   $   5,516   $   5,688
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 6: STOCKHOLDER'S EQUITY

    Activity in stockholder's equity is as follows:

                                                                                    COMMON     CUMULATIVE
                                                                                     STOCK       DEFICIT      TOTAL
                                                                                  -----------  -----------  ---------
BALANCE, JANUARY 1, 1996........................................................   $   7,348    $  (3,602)  $   3,746
  Net income....................................................................      --            1,267       1,267
  Dividends declared............................................................      --           (1,267)     (1,267)
  Equity infusions..............................................................         329       --             329
  Other.........................................................................      --              (15)        (15)
                                                                                  -----------  -----------  ---------
BALANCE, DECEMBER 31, 1996......................................................       7,677       (3,617)      4,060
                                                                                  -----------  -----------  ---------
  Net income....................................................................      --            1,252       1,252
  Dividends declared............................................................      --           (1,252)     (1,252)
  Equity infusions..............................................................         295       --             295
  Other.........................................................................          45       --              45
                                                                                  -----------  -----------  ---------
BALANCE, DECEMBER 31, 1997......................................................       8,017       (3,617)      4,400
                                                                                  -----------  -----------  ---------
  Net income....................................................................      --            1,335       1,335
  Dividends declared............................................................      --           (1,335)     (1,335)
  Equity infusions..............................................................          63       --              63
                                                                                  -----------  -----------  ---------
BALANCE, DECEMBER 31, 1998......................................................   $   8,080    $  (3,617)  $   4,463
                                                                                  -----------  -----------  ---------
                                                                                  -----------  -----------  ---------

NOTE 7: EMPLOYEE BENEFITS

    PENSION PLAN

    We participate in a defined benefit pension plan sponsored by U S WEST which covers substantially all management and occupational employees. Management benefits are based upon their salary while occupational employee benefits are based upon years of service and job classification. The projected unit credit method is used for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. Net pension credits for 1998, 1997 and 1996 were $83, $29 and $5, respectively. No pension funding was required in 1998, 1997 or 1996.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    We participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. We use the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. Net postretirement benefit costs for 1998, 1997 and 1996 were $149, $160 and $147, respectively. The amount funded by us is based on regulatory accounting requirements.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 8: INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
Federal:
  Current.................................................................................  $     614  $     680  $     576
  Deferred................................................................................        101        (16)       104
  Investment tax credits -- net...........................................................        (14)       (15)       (29)
                                                                                            ---------  ---------  ---------
                                                                                                  701        649        651
State and local:
  Current.................................................................................         91        109         93
  Deferred................................................................................         23          8         24
                                                                                            ---------  ---------  ---------
                                                                                                  114        117        117
                                                                                            ---------  ---------  ---------
Provision for income taxes................................................................  $     815  $     766  $     768
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    We paid $642, $797 and $667 for income taxes in 1998, 1997 and 1996, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1998       1997       1996
                                                                                              ---------  ---------  ---------
                                                                                                       (IN PERCENT)
Federal statutory tax rate..................................................................       35.0       35.0       35.0
Investment tax credit amortization..........................................................       (0.4)      (0.5)      (0.8)
State income taxes--net of federal effect...................................................        3.4        3.7        3.8
Other.......................................................................................       (0.1)      (0.2)       0.4
                                                                                                    ---        ---        ---
Effective tax rate..........................................................................       37.9       38.0       38.4
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 8: INCOME TAXES (CONTINUED)

    The components of the net deferred tax liability are as follows:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Property, plant and equipment..............................................  $   1,630  $   1,573
State deferred taxes -- net of federal effect..............................        205        201
Other......................................................................         44         46
                                                                             ---------  ---------
  Deferred tax liabilities.................................................      1,879      1,820
                                                                             ---------  ---------
Postretirement benefits, net of pension....................................        659        631
Restructuring and other....................................................     --             20
Unamortized investment tax credit..........................................         56         59
State deferred taxes -- net of federal effect..............................        120        128
Other......................................................................        259        317
                                                                             ---------  ---------
  Deferred tax assets......................................................      1,094      1,155
                                                                             ---------  ---------
Net deferred tax liability.................................................  $     785  $     665
                                                                             ---------  ---------
                                                                             ---------  ---------

    At December 31, 1998 and 1997, we had outstanding taxes payable to U S WEST of $90 and $27, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

    We purchase various services from affiliated companies. We also provide various services to affiliated companies. The amount paid and received for these services is determined in accordance with the Federal Communications Commission and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $654, $566 and $451 in 1998, 1997 and 1996, respectively. The total amount of revenues derived from affiliated companies was $111, $85 and $82 in 1998, 1997 and 1996, respectively.

    It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

    In 1997, we sold our interests in Bell Communications Research, Inc. ("Bellcore"). We received cash proceeds of $65 and recorded an after-tax gain of $32. Bellcore and other third parties continue to provide research and development and other services to us on a contract basis.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 10: COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

    We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of December 31, 1998, we have a remaining commitment of $55 to be paid in a combination of cash and services through 2004.

    We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both.

    CONTINGENCIES

    OREGON. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely our alternative form of regulation ("AFOR") plan and it then undertook a review of our earnings. In May 1997, the OPUC ordered us to reduce our annual revenues by $97, effective May 1, 1997 and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when our AFOR plan was terminated on May 1, 1996.

    We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. We continue to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at December 31, 1998, is not expected to exceed $315.

    UTAH. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: i) unforeseen and extraordinary events and ii) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. The potential exposure, including interest at December 31, 1998, is not expected to exceed $175.

    NEW MEXICO. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring us to reduce our annual revenues by approximately $22. A rehearing before the NMSCC was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review that effectively stays the order. Oral arguments to the New Mexico Supreme Court are preliminarily scheduled for February 1999. The potential exposure, including interest, at December 31, 1998, is not expected to exceed $11.

    STATE REGULATORY ACCRUALS. We have accrued $203 at December 31, 1998, which represents our estimated liabilities for all state regulatory proceedings, predominately the items discussed above. It is possible that the ultimate liabilities could exceed the amounts accrued by up to approximately $300. We will continue to monitor and evaluate the risks associated with our local regulatory jurisdictions and will adjust estimates as new information becomes available.

    In addition to its estimated liabilities for state regulatory proceedings, we have an accrued liability of approximately $38 at December 31, 1998 related to refunds in the state of Washington.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OTHER CONTINGENCIES. In December 1998, we were informed of the possibility of a claim by a purported class challenging the transfer of approximately $54 from the U S WEST pension trust to the U S WEST health care trust to pay retiree medical expenses pursuant to Section 420 of the Internal Revenue Code of 1986, as amended. We believe that this transfer complied with the applicable law and the associated plan documents. We plan to vigorously defend any such claim if and when it is asserted.

NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      QUARTERLY FINANCIAL DATA
                                                         --------------------------------------------------
                                                            FIRST       SECOND        THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                         -----------  -----------  -----------  -----------
1998
Operating revenues.....................................   $   2,669    $   2,695    $   2,739    $   2,779
Income before income taxes.............................         607          454          579          510
Net income.............................................         374          276          360          325

1997
Operating revenues.....................................   $   2,547    $   2,488    $   2,609    $   2,439
Income before income taxes.............................         564          571          578          305
Net income.............................................         349          353          358          192

    1998 second-quarter net income includes separation expenses of $68 and a $21 charge relating to the impairment of certain long-lived assets associated with our video operations.

    1997 first-, second- and third-quarter net income includes $11, $18 and $19, respectively, from gains on the sales of local telephone exchanges. 1997 fourth-quarter net income includes a $152 regulatory charge related primarily to a state of Washington rate order and $32 from a gain on the sale of our interest in Bellcore.

                         U S WEST COMMUNICATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN MILLIONS)

                                                       BALANCE AT                    CHARGED TO
                                                      BEGINNING OF    CHARGED TO        OTHER                      BALANCE AT
                                                         PERIOD         EXPENSE       ACCOUNTS      DEDUCTIONS    END OF PERIOD
                                                      -------------  -------------  -------------  -------------  -------------
Allowance for credit losses:
  1998..............................................    $      50      $     113(2)   $  --          $     115(2)   $      48
  1997..............................................           37            101(1)      --                 88(2)          50
  1996..............................................           30             89(1)      --                 82(2)          37
Reserves related to 1993 business restructuring,
  including workforce and facility consolidation:
  1998..............................................    $      56      $  --          $     (24)     $      32      $  --
  1997..............................................          123         --             --                 67             56
  1996..............................................          349         --             --                226            123

------------------------

(1) Does not include amounts charged directly to expense. These amounts were $5, $8 and $7 for 1998, 1997 and 1996, respectively.

(2) Represents credit losses written off during the period, less collection of amounts previously written off.