Form 10-K405/A
period 1998-12-31
U S WEST COMMUNICATIONS INC
filed 1999-03-24
CIK 68622

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K/A
                               TABLE OF CONTENTS

  ITEM                                DESCRIPTION                                 PAGE
  ------------------------------------------------------------------------------  ----
                                         PART I

    1. Business..................................................................  2
    2. Properties................................................................  4
    3. Legal Proceedings.........................................................  4
    4. Submission of Matters to a Vote of Security Holders.......................  4

                                        PART II

    5. Market for Registrant's Common Equity and Related Stockholder Matters.....  4
    6. Selected Financial Data...................................................  4
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................   4
   7A. Quantitative and Qualitative Disclosures About Market Risk................  4
    8. Consolidated Financial Statements and Supplementary Data..................  4
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................   5

                                        PART III

   10. Directors and Executive Officers of the Registrant........................  5
   11. Executive Compensation....................................................  5
   12. Security Ownership of Certain Beneficial Owners and Management............  5
   13. Certain Relationships and Related Transactions............................  5

                                        PART IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  5

                         U S WEST COMMUNICATIONS, INC.
                                  FORM 10-K/A

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K/A or incorporated by reference constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST Communications, Inc. (the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

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

COMPANY OPERATIONS

    We are organized on the basis of our products and services and operate in three segments: retail services, wholesale services and network services. We provide communications services to more than 25 million residential and business customers in our 14 state region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

RETAIL SERVICES

    The principal types of retail services we offer are: (i) local exchange telephone services, (ii) long-distance services within local access and transport areas ("LATAs") in the Region, (iii) wireless services and (iv) high-speed data and Internet services.

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

WHOLESALE SERVICES

    We provide exchange access services by connecting the equipment and facilities of our customers with the communications networks of interexchange carriers and other local exchange carriers, including competitive local exchange carriers. These connections are provided by linking these carriers and customers through our public switched network or through our dedicated private lines.

NETWORK SERVICES

    Our network segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. Our revenue from network services accounted for less than 10% of 1998 revenues.

    At December 31, 1998, we had over 16.5 million telephone network access lines in service, an increase of 3.5% over 1997. On January 15, 1999, we announced that we plan to sell approximately 500,000 access lines over the next 12-18 months. For the year ended December 31, 1998, local exchange service, high speed data and Internet access services and exchange access service accounted for 49%, 11% and 24%, respectively, of our total revenue. IntraLATA long-distance service, wireless services and network services each accounted for less than 10% of total 1998 revenues.

COMPETITION AND REGULATION

    For a discussion of competition and regulation affecting us, you should read "Item 1. Business" of U S WEST's Form 10-K/A for the year ended December 31, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    We have omitted this information pursuant to General Instruction I(2). See "Management's Analysis of Results of Operations." Please refer to the information set forth on pages 9 through 17.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    See "Management's Analysis of Results of Operation -- Risk Management." Please refer to the information set forth on page 13.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Please refer to the information set forth on pages F-1 through F-18.

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

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report

                                                                                                    PAGE
                                                                                            --------------------
(1)        Reports of Independent Public Accountants......................................          F-1
(2)        Consolidated Financial Statements:
           Consolidated Statements of Income for the years ended
                 December 31, 1998, 1997 and 1996.........................................          F-2
           Consolidated Balance Sheets as of December 31, 1998 and 1997...................          F-3
           Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996.........................................          F-4
           Notes to Consolidated Financial Statements and
                 Supplementary Data.......................................................    F-5 through F-18
(3)        Consolidated Financial Statement Schedule:
           Schedule II -- Valuation and Qualifying Accounts...............................          F-19
Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST Communications filed the following reports on Form 8-K during the fourth quarter of 1998 and through the filing of this Form 10-K/A:

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

 EXHIBIT
  NUMBER
----------
   (2a)     Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company.
            (Incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No.
            1-3040).
   (2b)     Articles of Merger including the Plan of Merger between The Mountain States Telephone and
            Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone
            Company. (Incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991,
            File No. 1-3040).
   (3a)     Restated Articles of Incorporation of the Registrant. (Incorporated herein by this reference to
            Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040.)
   (3b)     Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form
            10-K/A filed on April 13, 1998, File No. 1-3040.)
    4       No instrument which defines the rights of holders of long and intermediate term debt of the
            Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to
            this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
  (10a)     Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST Inc., and certain of their affiliated companies, including The
            Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific
            Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for
            the period ended December 31, 1983, File No. 1-3040).
  (10b)     Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and
            Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and
            Telegraph Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No.
            1-3040).
  (10c)     Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The
            Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to
            Form 10-K for the period ended December 31, 1983, File No. 1-3040).
  (10d)     Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The
            Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10e to
            Form 10-K for the period ended December 31, 1983, File No. 1-3040).
  (10e)     Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for
            the period ended December 31, 1983, File No. 1-3040).

 EXHIBIT
  NUMBER
----------
  (10f)     Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements dated as of
            November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain
            States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).
  (10g)     Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation,
            Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation,
            Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation
            and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1984, File No.
            1-3040).
  (10h)     Shareholders' Agreement dated as of January 1, 1988, between Ameritech Services, Inc., Bell
            Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company,
            Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph
            Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit
            10h to Form SE dated March 5, 1992, File No. 1-3040).
    12      Computation of Ratio of Earnings to Fixed Charges.
    24      Power of Attorney.
    27      Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 22, 1999.

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

PRINCIPAL EXECUTIVE OFFICER:

/s/ Solomon D. Trujillo*        President and Chief
                                  Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies              Vice President and Chief
                                  Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Janet K. Cooper*            Vice President --
                                  Treasurer and Controller

DIRECTORS:

/s/ Solomon D. Trujillo*

/s/ Allan R. Spies

/s/ Janet K. Cooper*

*By:                 /s/ ALLAN R. SPIES
           --------------------------------------
                       Allan R. Spies
            (FOR HIMSELF AND AS ATTORNEY-IN-FACT)

Dated: March 22, 1999

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

                                                                                    INCREASE (DECREASE)
                                                                1998       1997
                                                              ---------  ---------  --------------------
Segment results:
Retail segment..............................................  $   6,194  $   5,940  $     254        4.3%
Wholesale segment...........................................      1,908      2,176       (268)     (12.3)%
Network segment.............................................     (2,776)    (2,738)       (38)      (1.4)%
                                                              ---------  ---------  ---------  ---------

    SEGMENT RESULTS. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses, taxes other than income and other non-recurring charges. See Note 12 to the consolidated financial statements.

    Margin from the retail services segment increased due to revenue growth, primarily from local service revenues. The revenue increase was partially offset by the higher operating expenses driven by growth initiatives. Margin from the wholesale services segment decreased as a result of price reductions as mandated by the FCC and higher operating costs, primarily interconnection costs, partially offset by greater demand for interstate access services. Margin from the network services segment decreased as a result of additional expenditures to support growth in the retail services segment.

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

ARTHUR ANDERSEN LLP

Denver, Colorado
January 22, 1999 (except with respect to
Note 10 and Note 12, as to which the
date is March 22, 1999)

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

    FINANCIAL INSTRUMENTS. The objective of our interest rate risk management program is to obtain the minimum total cost of debt over time consistent with an acceptable level of interest rate volatility. This objective is achieved through the type of debt issued, interest rate swaps that adjust the ratio of fixed- to

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) variable-rate debt, cross-currency swaps that convert foreign-denominated debt to dollar-denominated debt and forward contracts to hedge future debt issues.

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

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Based on information currently available, adoption of the SOP may result in an initial increase in net income in 1999 of approximately $100 to $150. In periods after adoption, if software expenditures remain level, the impact on earnings will decline until the amortization expense related to the capitalized software equals the software costs expensed prior to the accounting change. The estimated net income impact for 1999 and thereafter may be subject to change as further information becomes available.

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

    NEW MEXICO. The New Mexico State Corporation Commission ("NMSCC") issued an order on May 29, 1998, requiring us to reduce our annual revenues by approximately $22. A rehearing before the NMSCC was denied. The NMSCC's order was then removed to the New Mexico Supreme Court for review that effectively stays the order. In March 1999, the New Mexico Supreme Court ruled that we must reduce rates prospectively and refund approximately $18.

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

NOTE 12: SEGMENT INFORMATION

    We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential customers and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

    Following is a breakout of our segments, which has been extracted from the financial statements of U S WEST, Inc. Separate segment data is not provided to our chief operating decision maker for U S WEST Communications, Inc. Certain revenue and expenses of U S WEST, Inc. are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 12: SEGMENT INFORMATION (CONTINUED) segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes our corporate expenses. Asset information by segment is not provided to our chief operating decision maker. The communications and related services column represents a total of the retail services, wholesale services and network services segments. As a result of regulatory actions and changes in internal reporting, the classification of certain operating revenues and expenses has changed during 1998, 1997 and 1996. It has not been practicable to restate 1997 and 1996 results to conform to the current year's presentation. Accordingly, the operating revenues and margins may not be comparable for each year.

                                                                          TOTAL
                                                                      COMMUNICATIONS
                                  RETAIL      WHOLESALE    NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                                 SERVICES     SERVICES    SERVICES       SERVICES     OTHER       ITEMS          TOTAL
                                -----------   ---------   ---------   -------------- -------   -----------   -------------
1998
Operating revenues............   $8,556        $2,590     $     214      $11,360     $    --     $  (478)      $10,882
Margin........................    6,194         1,908        (2,776)       5,326        (234)     (2,942)        2,150(1)
Capital expenditures..........      362(2)         --         2,376        2,738         125        (297)        2,566

1997
Operating revenues............    7,893         2,609           163       10,665          --        (582)       10,083
Margin........................    5,940         2,176        (2,738)       5,378        (396)     (2,964)        2,018(1)
Capital expenditures..........      340(2)         --         2,214        2,554          89        (542)        2,101

1996
Operating revenues............    7,401         2,648           176       10,225          --        (394)        9,831
Margin........................    5,605         2,183        (2,553)       5,235        (385)     (2,849)        2,001(1)
Capital expenditures..........      105(2)         --         2,546        2,651         155        (414)        2,392

------------------------------

(1) Represents income before income taxes, extraordinary item and cumulative effect of change in accounting principle. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes, extraordinary item and cumulative effect of change in accounting principle include the following:

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to these services are included in network services capital expenditures.

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Costs and adjustments to reconcile segment data to the consolidated total:
Separation costs.....................................................  $      94  $  --      $  --
Asset impairment charge..............................................         35     --         --
Regulatory charges...................................................     --            230     --
Other expense--net...................................................        468        318        399
Taxes other than income taxes........................................        356        406        379
Other charges applicable to U S WEST, Inc............................       (149)       (93)       (30)
Depreciation and amortization........................................      2,138      2,103      2,101
                                                                       ---------  ---------  ---------
                                                                       $   2,942  $   2,964  $   2,849
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN MILLIONS)

NOTE 12: SEGMENT INFORMATION (CONTINUED)
    In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $28, $30 and $26 for 1998, 1997 and 1996, respectively. Intersegment operating revenues of the network services segment were $70, $64 and $63 for 1998, 1997 and 1996, respectively.

    SIGNIFICANT CONCENTRATIONS. The wholesale services segment derives significant revenues from AT&T Corp. ("AT&T"). During 1998, 1997 and 1996, revenues from services provided to AT&T were $900, $1,049 and $1,046, respectively. At December 31, 1998, we are not aware of any other significant concentration of business transacted with a particular customer that could, if suddenly eliminated, severely impact operations.

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