Form 10-Q
period 1999-03-31
U S WEST COMMUNICATIONS INC
filed 1999-05-07
CIK 68622

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

                  For the Quarterly Period Ended March 31, 1999

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


                 1801 California Street, Denver, Colorado 80202
                         Telephone Number (303) 672-2700
                                   ___________


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF U S WEST, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                                                   U S WEST Communications, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

Item                                                                                                    Page
                         PART I - FINANCIAL INFORMATION

1.         Financial Statements

                  Consolidated Statements of Income -
                            Three months ended March 31, 1999 and 1998                                     3

                  Consolidated Balance Sheets -
                             March 31, 1999 and December 31, 1998                                          4

                  Consolidated Statements of Cash Flows -
                            Three months ended March 31, 1999 and 1998                                     5

                   Notes to Consolidated Financial Statements                                              6

2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     10

3.         Quantitative and Qualitative Disclosures
                  About Market Risk                                                                       15


                           PART II - OTHER INFORMATION

1.         Legal Proceedings                                                                              22

6.         Exhibits and Reports on Form 8-K                                                               22


                                                  U S WEST Communications, Inc.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (unaudited)



                                                                                                     Quarter Ended March 31,
                                                                                                      1999             1998
                                                                                                      (dollars in millions)

            Operating revenues:
                  Local services                                                                         $1,867           $1,730
                  Access services                                                                           681              665
                  Long-distance services                                                                    171              201
                  Other services                                                                             74               73
                                                                                                 ---------------  ---------------
                     Total operating revenues                                                             2,793            2,669
            Operating expenses:
                  Employee-related expenses                                                                 893              822
                  Other operating expenses                                                                  629              604
                  Depreciation and amortization                                                             585              518
                                                                                                 ---------------  ---------------
                     Total operating expenses                                                             2,107            1,944
                                                                                                 ---------------  ---------------

            Operating income                                                                                686              725
            Other expense:
                  Interest expense                                                                         (89)             (91)
                  Other expense-net                                                                        (12)             (27)
                                                                                                 ---------------  ---------------

                     Total other expense-net                                                              (101)            (118)
                                                                                                 ---------------  ---------------

            Income before income taxes                                                                      585              607
            Provision for income taxes                                                                      216              233
                                                                                                 ---------------  ---------------


            Net income                                                                                     $369             $374
                                                                                                 ===============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                                   U S WEST Communications, Inc.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,       December 31,
                                                                                                          1999             1998
                                                                                                      (unaudited)
                                                                                                         (dollars in millions)
           ASSETS
           Current assets:
              Cash and cash equivalents                                                                   $50               $68
              Accounts receivable, less allowance for uncollectibles  of
                $48 and $55, respectively                                                               1,582             1,619
              Inventories and supplies                                                                    179               154
              Deferred tax assets                                                                         120               113
              Prepaid and other                                                                           110                61
                                                                                             -----------------  ----------------

           Total current assets                                                                         2,041             2,015
           Property, plant and equipment-net                                                           14,859            14,681
           Other assets-net                                                                               921               882
                                                                                             -----------------  ----------------

           Total assets                                                                               $17,821           $17,578
                                                                                             =================  ================


           LIABILITIES AND STOCKHOLDER'S EQUITY
           Current liabilities:
              Short-term debt                                                                            $864              $789
              Accounts payable                                                                          1,397             1,411
              Accrued expenses                                                                          1,551             1,383
              Advanced billings and customer deposits                                                     333               326
                                                                                             -----------------  ----------------


           Total current liabilities                                                                    4,145             3,909
           Long-term debt                                                                               5,155             5,154
           Postretirement and other postemployment benefit obligations                                  2,428             2,458
           Deferred income taxes                                                                          941               898
           Unamortized investment tax credits                                                             159               159
           Deferred credits and other                                                                     533               537

           Commitments and Contingencies

           Stockholder's equity:
              Common stock-one share without par value, owned by parent                                 8,077             8,080
              Cumulative deficit                                                                      (3,617)           (3,617)
                                                                                             -----------------  ----------------

           Total stockholder's equity                                                                   4,460             4,463
                                                                                             -----------------  ----------------

           Total liabilities and stockholder's equity                                                 $17,821           $17,578
                                                                                             =================  ================


The accompanying notes are an integral part of the consolidated financial statements.

                                               U S WEST Communications, Inc.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                                               Quarter Ended March 31,
                                                                                                1999            1998

                                                                                                (dollars in millions)

OPERATING ACTIVITIES
Net income                                                                                           $369            $374
   Adjustments to net income:
      Depreciation and amortization                                                                   585             518
      Deferred income taxes and amortization of investment tax credits                                 31              62
   Changes in operating assets and liabilities:
      Accounts receivable                                                                              37              76
      Inventories, supplies and other current assets                                                 (86)            (26)
      Accounts payable, accrued expenses and advanced billings                                         145              97
      Other                                                                                          (68)            (12)
                                                                                            --------------  --------------
      Cash provided by operating activities                                                         1,013           1,089
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                                   (730)           (550)
   Proceeds from (payments on) disposals of property, plant and equipment                             (8)              19
   Other                                                                                                -            (18)
                                                                                            --------------  --------------
   Cash used for investing activities                                                               (738)           (549)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term debt                                                  216            (62)
   Repayments of long-term debt                                                                     (181)            (23)
   Dividends paid on common stock                                                                   (328)           (192)
                                                                                            --------------  --------------

   Cash used for financing activities                                                               (293)           (277)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)                                                                               (18)             263
   Beginning balance                                                                                   68              26
                                                                                            --------------  --------------

   Ending balance                                                                                     $50            $289
                                                                                            ==============  ==============



The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST Communications, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 1999
                                   (unaudited)
                              (dollars in millions)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include accounts of U S WEST Communications, Inc. (the "Company"), and its wholly owned subsidiaries. We are a wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

     The consolidated interim financial statements are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications of prior period revenue amounts have been made to conform to the current year presentation.

     On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the quarter ended March 31, 1999 of $40.

NOTE 2:  SEGMENT INFORMATION

     We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, including wireless, data and long-distance services. The wholesale services segment provides access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     Following is a breakout of our segments, which has been extracted from the financial statements of U S WEST. Separate segment data is not provided to our chief operating decision-maker for the Company. Certain revenues and expenses of U S WEST are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expense. The "other" category includes our corporate expenses. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents a total of the retail services, wholesale services and network services segments.

                                                         Total
                                                    Communications
                                                          and

                     Retail    Wholesale    Network    Related                 Reconciling   Consolidated

                    Services    Services    Services    Services     Other        Items          Total

      1999
Operating
revenues               $2,169        $691         $50      $2,910         $-         $(117)         $2,793
Margin                  1,505         530        (685)      1,350          (35)       (730)            585(1)
Capital
expenditures              111(2)       31         638         780          -           (50)            730
      1998
Operating
revenues                2,067         635          45       2,747          -           (78)          2,669
Margin                  1,564         510        (676)      1,398         (108)       (683)            607(1)
Capital
expenditures           118(2)           -         391         509            7          34             550

(1) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:


                                                                                   Quarter Ended March 31,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          -------------------    -------------------

     Costs and adjustments excluded from segment data but included in the consolidated total:
     Taxes other than income taxes                                               $87                    $93
     Depreciation and amortization                                               585                    518
     Interest expense                                                             89                     91
     Other expense-net                                                            12                     27
     Other charges applicable to U S WEST, Inc.                                  (43)                   (46)
                                                                          -------------------    -------------------
                                                                                $730                   $683
                                                                          ===================    ===================

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services. Additional capital expenditures relating to those services are included in network services capital expenditures.

In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $6 and $6 for the quarters ended March 31, 1999 and 1998, respectively. Intersegment operating revenues of the network services segment were $17 and $18 for the quarters ended March 31, 1999 and 1998, respectively.


NOTE 3:  COMMITMENTS AND CONTINGENCIES

Commitments

     We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of March 31, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

Contingencies

         We have the following pending regulatory actions:

     Oregon. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely our alternative form of regulation ("AFOR") plan and it then undertook a review of our earnings. In May 1997, the OPUC ordered us to reduce our annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when our AFOR plan was terminated on May 1, 1996.


     We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. We continue to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at March 31, 1999, is not expected to exceed $350.

     Utah. The Utah Supreme Court has remanded a Utah Public Service Commission ("UPSC") order to the UPSC for hearing, thereby establishing two exceptions to the rule against retroactive ratemaking: i) unforeseen and extraordinary events, and ii) misconduct. The UPSC's initial order denied a refund request from interexchange carriers and other parties related to the Tax Reform Act of 1986. On April 19, 1999, the UPSC approved a settlement whereby we will refund $43 to our Utah basic exchange service customers. In addition, the UPSC approved a settlement with certain exchange carriers settling those carriers' claims for $3.

     State Regulatory Accruals. We have accrued $253 at March 31, 1999, which represents our estimated liabilities for all state regulatory proceedings. It is possible that the ultimate liabilities could exceed the amounts accrued by approximately $175. We will continue to monitor and evaluate the risks associated with our regulatory jurisdictions and will adjust estimates as new information becomes available.

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

     We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on our results of operations and financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions) Special Note Regarding Forward-Looking Statements

     Some of the information presented in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Although U S WEST Communications, Inc. (the "Company", which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

o greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless and data markets, causing loss of customers and increased price competition;

o changes in demand for our products and services, including optional custom calling features;

o higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection and Year 2000 remediation);

o    the loss of significant customers;

o pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment in the local exchange market;

o a change in economic conditions in the various markets served by our operations;

o higher than anticipated start-up costs associated with new business opportunities;

o    delays in our ability to begin offering interLATA long-distance services;

o consumer acceptance of broadband services, including telephony, data, and wireless services; and

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations.

     These cautionary statements should not be construed as an exhaustive list or as any admission by us regarding the adequacy of the disclosures. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

Results of Operations

Quarter Ended March 31, 1999 Compared with Quarter Ended March 31, 1998

     Net income for the quarter ended March 31, 1999, was $369 compared to $374 for the quarter ended March 31, 1998. While the Company experienced a 4.6% increase in revenues, the increase was substantially offset by increases in expenses to support our growth initiatives, enhanced customer service and greater network and interconnection costs.

The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                                                       Quarter Ended
                                                                         March 31,
                                                                      1999       1998          Increase


Local services revenues                                               $1,867     $1,730       $137      7.9%



     Local services revenues. Local services revenues include basic monthly service fees, fees for calling services, such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit (Trademark) data services, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

     Local services revenues increased in 1999 due largely to access line growth, increased sales of calling services and increased wireless revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the first quarter of 1999, we had added 569,000 additional access lines, an increase of 3.5% over the first quarter of 1998. Of this increase, second line installations accounted for 251,000 lines, an increase of 17.8% compared with the first quarter of 1998. Offsetting these increases were net regulatory rate adjustments and related accruals of $6.

     While the number of access lines, sales of calling services and associated revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we will continue to experience declining growth rates as the level of customer demand slows and competition increases. Additionally, we are planning the sale of approximately 500,000 access lines that accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain in 1999 or 2000, the sale will negatively impact future revenue growth.


                                                                       Quarter Ended
                                                                         March 31,
                                                                      1999       1998         Increase

Access services revenues                                              $681       $665        $16      2.4%



     Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. These revenues are generated from both interstate and intrastate services.

     Access services revenues increased due to greater demand for both interstate and intrastate access services. The volume of interstate and intrastate access minutes billed increased 6.6% and 5.2%, respectively, in the first quarter of 1999 compared to the first quarter of 1998. Rate decreases of $14 and $17 for interstate and intrastate access services, respectively, offset increases in demand. The net impact of increased demand, offset by rate reductions, was to increase interstate access services revenues by $41 or 5.9% over the comparable quarter in 1998, while the intrastate access services revenues decreased by $9 or 4.4% over the comparable quarter in 1998. While we anticipate increased demand for access services will continue, the effect of rate reductions is anticipated to continue to cause a decline in intrastate access services revenues. Revenues from local number portability, which we began billing in February 1999, accounted for an additional $5 increase. Additionally, 1998 revenues were favorably impacted by a $20 regulatory rate adjustment.

                                                                           Quarter Ended
                                                                             March 31,
                                                                           1999     1998          Decrease


Long-distance services revenues                                            $171      $201      $(30)      (14.9)%



     Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues was primarily attributable to greater competition, resulting in a $20 revenue decline and rate reductions accounted for the remainder of the revenue loss. As of March 31, 1999, in ten of the 14 states in which we operate, customers are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 10.


                                                                        Quarter Ended
                                                                          March 31,
                                                                        1999      1998         Increase


Other services revenues                                                 $74      $73         $1      1.4%


     Other services revenues. Other services revenues include billings and collections for interexchange carriers and customer equipment sales.

Operating Expenses

                                                                             Quarter Ended
                                                                               March 31,
                                                                            1999       1998        Increase


Employee-related expenses                                                   $893       $822       $71     8.6%



     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses increased because of growth in several sectors of the business, primarily wireless communications, resulting in increased employee levels. Additionally, increased commitments towards improving customer service, including meeting requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Partially offsetting these increases was a $19 pension credit in 1999 compared to a $10 pension credit in 1998. In addition, $13 of employee-related expenses associated with developing internal use software were capitalized in 1999 due to the adoption of AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective January 1, 1999.


                                                                             Quarter Ended
                                                                               March 31,
                                                                            1999       1998        Increase

Other operating expenses                                                    $629       $604      $25     4.1%




     Other operating expenses. Other operating expenses include access charges paid to independent local exchange carriers for the routing of long-distance traffic through their facilities and other selling, general and administrative costs.

     The increase in other operating expenses was primarily attributable to the following:

o    increased  costs of  product  sales  associated  with  growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communication services,

o higher marketing and advertising costs for wireless data communication services and calling services, such as caller identification,

o higher interconnection, local number portability and Year 2000 remediation costs, and

o higher access charge expenses resulting from rulings that require us to pay reciprocal compensation to other local exchange carriers for calls that originate on our network and terminate on other local exchange carriers' networks.

     Partially offsetting the increase in other operating expenses was the effect of capitalizing $51 of expenses associated with developing internal use software in accordance with SOP 98-1. Additionally, we incurred lower property taxes due to favorable settlement of outstanding assessments.


                                                                              Quarter Ended
                                                                                March 31,
                                                                             1999       1998        Increase


Depreciation and amortization expense                                        $585       $518     $67     12.9%



     Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the asset lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense.



                                                                              Quarter Ended
                                                                                 March 31,
                                                                               1999     1998         Decrease


Other expense-net                                                              $101     $118    $(17)     (14.4)%



     Other expense-net. Interest expense remained consistent at $89 in 1999 compared to $91 in 1998. Also included in other expense-net, were other expenses of $12 in 1999 compared to $27 in 1998. The reduction in 1999 was primarily attributable to higher contributions to an affiliated foundation in 1998 and higher interest on state tax audits in 1998.

                                                                        Quarter Ended
                                                                          March-31,               Increase
                                                                      1999        1998           (Decrease)

Segment margin results:
Retail segment                                                       $1,505      $1,564        $(59)     (3.8)%
Wholesale segment                                                       530         510          20       3.9%
Network segment                                                        (685)       (676)         (9)     (1.3)%



     Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 2 to the consolidated financial statements.

     Margin from the retail services segment decreased due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 4.9% for the first quarter of 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by the higher operating expenses driven by growth initiatives and increased customer service costs. Margin from the wholesale services segment increased as a result of greater demand for access services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs, including greater interconnection costs and additional access charge expenses. Margin from the network services segment decreased as a result of expenditures to support growth in both the retail and wholesale services segments.


                                                                             Quarter Ended
                                                                                March-31,
                                                                              1999     1998        Decrease


Provision for income taxes                                                    $216     $233     $(17)     (7.3)%



     Provision for income taxes. The decrease in the provision for income taxes corresponds with the decrease in income before income taxes.

Risk Management

     Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge interest rate and foreign currency exposures associated with particular debt issues to synthetically obtain below market interest rates. We do not use derivative financial instruments for trading purposes.

     As of March 31, 1999 and December 31, 1998, approximately $217 and $123, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates. A hypothetical 10% change in commercial paper rates would not have had a material effect on our earnings. As of March 31, 1999 and December 31, 1998, we also had $74 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations. The swaps and associated debt issues were indexed to two-and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps were offset by losses (gains) on the associated debt instruments. As of March 31, 1999, all outstanding interest rate swaps and the associated debt instruments have matured.

     As of March 31, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $204. The cross-currency swaps synthetically transform $169 and $182 of Swiss Franc borrowings at March 31, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

Recent Regulatory Developments

     Interconnection. The Federal Communications Commission ("FCC") issued an order (the "Order") in 1996 relating to the Telecommunications Act of 1996 ("Act") that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state public utility commission interconnection rulemakings and interconnection arbitration proceedings.

     On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

o    the FCC has authority to set pricing methodology;

o unbundled network elements must be provided in cases where necessary or the lack of availability would impair competition;

o Incumbent local exchange companies ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

o CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

     The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting unbundled network element prices. On April 16, 1999, the FCC issued a Further Notice of Proposal Rulemaking ("FNPRM") to address how it should interpret the "necessary and impair" standard and which specific network elements the FCC should require ILECs to unbundle. We expect further review of the legality of the FCC's pricing rules will occur at the Eighth Circuit Court of Appeals.

     InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

     We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our applications to enter the interLATA long-distance business in Wyoming and Montana but we filed an application in Arizona. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect our application to be forwarded to the FCC for its review later in 1999.

     Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate pre-subscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and more will be implemented on July 1, 1999 and January 1 of 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

     The access reform order also continued in place the current rules by which ILECs may not assess interstate access charges on information service providers and purchasers of unbundled network elements.

     In February 1999, the FCC issued an order declaring that Internet traffic is interstate and opened a proceeding to determine the appropriate regulatory structure. The FCC allowed no change in the current agreements for reciprocal compensation with CLECs until it rules on this matter. A ruling is expected in the summer of 1999.

     Advanced Telecommunications Services. On March 31, 1999, the FCC issued an order establishing expanded collocation requirements for both conventional voice and advanced services. The FCC also issued a FNPRM on "line sharing." Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. We are currently reviewing the legal and regulatory ramifications of these orders.

Contingencies

     We have pending regulatory actions in local regulatory jurisdictions. See Note-3 to the consolidated financial statements.


Other Items

     From time to time, we engage in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence, assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction. Year 2000 Costs

     Background. We have conducted a comprehensive review of our computer-based systems and related software and are taking measures to ensure that such systems will properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include systems within (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT"), and (iii) individual Business Units (the "Business Units").

     The Network, which processes voice and data information relating to our core communications business, relies on remote switches, central office equipment, interoffice equipment and loop transport equipment that is predominantly provided to us by telecommunications network vendors. IT is comprised of our internal business systems that employ hardware and software on an enterprise-wide basis, including operational, financial and administrative functions. The Business Units, which include internal organizations such as finance, procurement, directory services, operator services, wireless, data networks, real estate, etc., employ systems that support desktop and departmental applications, as well as embedded computer chip technologies, which relate specifically to each of our Business Unit's functions and generally are not part of the Network or IT.

     We have approached year 2000 remediation activities through five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion,
(iv) testing/certification and (v) implementation. Additionally, we are continuously monitoring and improving our year 2000 related activities and progress, communicating with our customers and vendors, participating in cooperative testing with others and taking steps to assure that we have contingency plans in place prior to the end of 1999. These activities will continue throughout 1999.

     Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers and vendors, and in cooperation with other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing and no significant issues have been found to date. We also participate in the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and in the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry
Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 99% complete as of March 31, 1999 and we anticipate that this phase will be complete during the second quarter of 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of March 31, 1999, approximately 93% of our Network remediation implementation was complete, with completion of the remainder anticipated by July 1999. We have initiated Network contingency planning activities and approximately 50% of the anticipated Network contingency planning activities were complete as of March 31, 1999. We anticipate that the remainder of our Network contingency planning activities will be complete by mid-1999.

     IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for such IT applications are complete. As of March 31, 1999, approximately 97% of IT conversion activities, 92% of IT testing activities and 89% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by July 1999. IT contingency planning activities are approximately 50% complete and we anticipate that the remainder will be complete by mid-1999.

     Business Units update. Within our Business Units, it is estimated that as of March 31, 1999, approximately 100% of the inventory/assessment activity, 100% of the planning activity, 80% of the conversion activity and 70% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by mid-1999.

     Costs relating to year 2000. We have spent approximately $169 from the beginning of 1997 through the end of the first quarter of 1999 on year 2000 projects and activities. We estimate that additional costs for year 2000 related projects and activities will be approximately $98. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

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

     Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 6,750 vendors concerning approximately 28,900 products and have received assurances for approximately 91% of those products as of March 31, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

     As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

     Summary. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

     The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding Forward-Looking Statements" on page 10.

New Accounting Standards

     On June 15, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the financial statements would not have been material.

                                                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. At the Company, there are pending certain regulatory actions in local regulatory jurisdictions. For a discussion of these actions, see "Note 3 - Commitments and Contingencies" to the Consolidated Financial Statements.

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

(3a) Restated Articles of Incorporation of the Registrant. (Incorporated herein by this reference to Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

(3b) Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

4 No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K,
     Item 601(b) (4) (iii) (A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10a)Reorganization and Divestiture Agreement dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST Inc., and certain of their affiliated companies, including The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10b)Shared Network Facilities Agreement dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and Telegraph Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10c)Agreement Concerning Termination of the Standard Supply Contract effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10d)Agreement Concerning Certain Centrally Developed Computer Systems effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10e)Agreement Concerning Patents, Technical Information and Copyrights effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10f)Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10h to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10g)Agreement Concerning Trademarks, Trade Names and Service Marks effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation, Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10h)Shareholders' Agreement dated as of January 1, 1988, between Ameritech Services, Inc., Bell Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company, Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit 10h to Form SE dated March 5, 1992, File No. 1-3040).



27   Financial Data Schedule
___________________
( )  Previously filed.



(b)  Reports on Form 8-K Filed During the First Quarter of 1999

(i) Form 8-K dated January 15, 1999 providing notification of a press release entitled "U S WEST To Sell 500,000 Access Lines."

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

May 7, 1999