Form 10-Q
period 1999-06-30
U S WEST COMMUNICATIONS INC
filed 1999-08-10
CIK 68622

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

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                          Commission File Number 1-3040

                          U S WEST Communications, Inc.

             A Colorado Corporation                                                      84-0273800
 (State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
                of organization)

                 1801 California Street, Denver, Colorado 80202
                         Telephone Number (303) 672-2700
                                   -----------


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

                                                   U S WEST Communications, Inc.
                                                             Form 10-Q

                                                           TABLE OF CONTENTS

  Item                                                                                                 Page
                                        PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Consolidated Statements of Income -
                            Three months and six months ended June 30, 1999 and 1998...............       3

                  Consolidated Balance Sheets -
                             June 30, 1999 and December 31, 1998...................................       4

                  Consolidated Statements of Cash Flows -
                            Six months ended June 30, 1999 and 1998................................       5

                   Notes to Consolidated Financial Statements......................................       6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................      11

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk................................................................      18

                                         PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      24

   6.      Exhibits and Reports on Form 8-K........................................................      24


                          U S WEST Communications, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (dollars in millions)
                                   (unaudited)


                                                                   Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                         --------                            --------
                                                                   1999            1998               1999              1998
                                                                   ----            ----               ----              ----


  Operating revenues:
        Local services.......................................       $1,933           $1,756             $3,800            $3,486
        Access services......................................          688              671              1,369             1,336
        Long-distance services...............................          150              195                321               396
        Other services.......................................           78               73                152               146
                                                               -------------    ------------      -------------      ------------
           Total operating revenues..........................        2,849            2,695              5,642             5,364
  Operating expenses:
        Employee-related expenses............................          891              860              1,784             1,682
        Other operating expenses.............................          658              740              1,287             1,344
        Depreciation and amortization........................          557              518              1,142             1,036
                                                               -------------    ------------      -------------      -----------
           Total operating expenses..........................        2,106            2,118              4,213             4,062
                                                               -------------    ------------      -------------      ------------

  Operating income...........................................          743              577              1,429             1,302
  Other expense:
        Interest expense.....................................           98               94                187               185
        Other expense-net....................................           12               29                 24                56
                                                               -------------    ------------      -------------      ------------

           Total other expense-net...........................          110              123                211               241
                                                               -------------    ------------      -------------      ------------

  Income before income taxes.................................          633              454              1,218             1,061
  Provision for income taxes.................................          246              178                462               411
                                                               -------------    ------------      -------------      ------------


  Net income.................................................         $387             $276               $756              $650
                                                               =============    ============      =============      ============





The accompanying notes are an integral part of the consolidated financial statements.

                          U S WEST Communications, Inc.
                           CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

                                                                                                 June 30,      December 31,
                                                                                                   1999            1998

                                                                                                (unaudited)

   ASSETS
   Current assets:
      Cash and cash equivalents...............................................................         $66              $68
      Accounts receivable, less allowance for uncollectibles  of
        $53 and $48, respectively.............................................................       1,640            1,619
      Inventories and supplies................................................................         194              154
      Deferred tax assets.....................................................................         109              113
      Prepaid and other.......................................................................         115               61
                                                                                               --------------     -------------
   Total current assets.......................................................................       2,124            2,015
   Property, plant and equipment-net..........................................................      15,224           14,681
   Other assets-net...........................................................................         987              882
                                                                                               --------------     -------------

   Total assets...............................................................................     $18,335          $17,578
                                                                                               ==============     =============


   LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Short-term debt.........................................................................      $1,342             $789
      Accounts payable........................................................................       1,446            1,411
      Accrued expenses........................................................................       1,604            1,383
      Advance billings and customer deposits..................................................         337              326
                                                                                               --------------     -------------
   Total current liabilities..................................................................       4,729            3,909
   Long-term debt.............................................................................       4,970            5,154
   Postretirement and other postemployment benefit obligations................................       2,427            2,458
   Deferred income taxes......................................................................         997              898
   Unamortized investment tax credits.........................................................         159              159
   Deferred credits and other.................................................................         591              537

   Commitments and Contingencies

   Stockholder's equity:
      Common stock-one share without par value, owned by parent...............................       8,079            8,080
      Cumulative deficit......................................................................      (3,617)          (3,617)
                                                                                               --------------     -------------

   Total stockholder's equity.................................................................       4,462            4,463
                                                                                               --------------     -------------

   Total liabilities and stockholder's equity.................................................     $18,335          $17,578
                                                                                               ==============     =============


The accompanying notes are an integral part of the consolidated financial statements.

                          U S WEST Communications, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)


                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                1999            1998

OPERATING ACTIVITIES
Net income................................................................................       $756             $650
   Adjustments to net income:
      Depreciation and amortization.......................................................      1,142            1,036
      Deferred income taxes and amortization of investment tax credits....................         98               79
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................        (21)             (20)
      Inventories, supplies and other current assets......................................        (87)             (63)
      Accounts payable, accrued expenses and advance billings.............................        221             (159)
      Other...............................................................................        (61)              86
                                                                                            --------------  --------------
      Cash provided by operating activities...............................................      2,048            1,609
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (1,627)          (1,242)
   Proceeds from (payments on) disposals of property, plant and equipment.................        (18)              34
   Other..................................................................................          -              (24)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................     (1,645)          (1,232)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt......................................................        555              228
   Proceeds from issuance of long-term debt...............................................         17                -
   Repayments of long-term debt...........................................................       (280)             (83)
   Dividends paid on common stock.........................................................       (697)            (566)
   Equity infusions from U S WEST.........................................................          -               63
                                                                                            --------------  --------------

   Cash used for financing activities.....................................................       (405)            (358)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)....................................................................         (2)              19
   Beginning balance......................................................................         68               26
                                                                                            --------------  --------------

   Ending balance.........................................................................        $66              $45
                                                                                            ==============  ==============


The accompanying notes are an integral part of the consolidated financial statements.

                          U S WEST Communications, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the six months ended June 30, 1999
                              (dollars in millions)
                                   (unaudited)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include accounts of U S WEST Communications, Inc. (the "Company") and its wholly owned subsidiaries. We are a wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

         The consolidated interim financial statements are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not necessarily include all information and footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

         Certain reclassifications of prior period revenue amounts have been made to conform to the current year presentation.

         On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the three months ended June 30, 1999 of $52 and $86 for the six months ended June 30, 1999, respectively.

NOTE 2  SEGMENT INFORMATION

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

         Following is a breakout of our segments, which has been extracted from the financial statements of U S WEST. Separate segment data is not provided to our chief operating decision-maker for the Company. Certain revenues and expenses of U S WEST are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expense. The "other" category includes our corporate expenses and intersegment eliminations. Asset information by segment is not provided to our chief operating decision-maker. The total communications and related services column represents a total of the retail services, wholesale services and network services segments.

                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related                 Reconciling   Consolidated
                    Services    Services    Services    Services     Other        Items          Total
                    --------    --------    --------    --------     -----        -----          -----
Three Months Ended June 30,
      1999

Operating
revenues.........    $2,222        $719         $65      $3,006          $-       $(157)       $2,849
Margin...........     1,543         526        (699)      1,370          (3)       (734)          633(1)
Capital
expenditures.....        93(2)        9         831         933          38         (23)          948
      1998
Operating
revenues.........    $2,113        $638         $53      $2,804          $-       $(109)       $2,695
Margin...........     1,544         449        (629)      1,364         (81)       (829)          454(1)
Capital
expenditures.....       119(2)        -         641         760          34         (13)          781

--------------------


(1) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:



                                                                            Three Months Ended June 30,
                                                                     ------------------------------------------
                                                                            1999                   1998
                                                                     -------------------    -------------------


Costs and  adjustments  excluded  from  segment  data  but  included  in the consolidated total:
Restructuring costs.............................................              $-                   $129
Taxes other than income taxes...................................             104                     87
Depreciation and amortization...................................             557                    518
Interest expense................................................              98                     94
Other amounts applicable to U S WEST, Inc.......................             (37)                   (28)
Other expense-net...............................................              12                     29
                                                                     ===================    ===================
                                                                            $734                   $829
                                                                     ===================    ===================

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.



                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related                 Reconciling   Consolidated
                    Services    Services    Services    Services     Other        Items          Total
                    --------    --------    --------    --------     -----        -----          -----
Six Months Ended June 30,
      1999

Operating
revenues.........    $4,390      $1,409        $115      $5,914          $-       $(272)       $5,642
Margin...........     3,047       1,055      (1,384)      2,718         (36)     (1,464)        1,218(1)
Capital
expenditures.....       204(2)       40       1,469       1,713          38         (38)        1,713
      1998
Operating
revenues.........    $4,180      $1,273         $99      $5,552          $-       $(188)       $5,364
Margin...........     3,108         959      (1,305)      2,762        (188)     (1,513)        1,061(1)
Capital
expenditures.....       237(2)        -       1,032       1,269          41         (20)        1,290


--------------------
(1) Represents income before income taxes. Adjustments that are made to the total of the segments' margin to arrive at income before income taxes include the following:


                                                                             Six Months Ended June 30,
                                                                     ------------------------------------------
                                                                            1999                   1998
                                                                     -------------------    -------------------

Costs and  adjustments  excluded  from  segment  data  but  included  in the consolidated total:
Restructuring costs.............................................              $-                   $129
Taxes other than income taxes...................................             190                    181
Depreciation and amortization...................................           1,142                  1,036
Interest expense................................................             187                    185
Other amounts applicable to U S WEST, Inc.......................             (79)                   (74)
Other expense-net...............................................              24                     56
                                                                     ===================    ===================
                                                                          $1,464                 $1,513
                                                                     ===================    ===================


(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.


         In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment and network services segment were:

                                                  Three Months Ended June 30,              Six Months Ended June 30,
                                                 -------------------------------         ------------------------------

                                                     1999              1998                  1999              1998
                                                     ----              ----                  ----              ----

Retail services.................................      $8                $7                   $14                $13
Network services................................      17                16                    31                 33





NOTE 3:  COMMITMENTS AND CONTINGENCIES

Commitments

         We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of June 30, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

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

         We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. We continue to charge interim rates, subject to refund, during the pendency of that appeal. The potential exposure, including interest, at June 30, 1999, is not expected to exceed $386. Management does not believe there will be a material adverse impact to the financial statements as a result of this matter.

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

         We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial position.


NOTE 4: SALE OF EXCHANGES

         In June 1999, we entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed in 2000.

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

         Some of the information presented in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST Communications, Inc. (the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations include:

o greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless, data and directories markets, causing loss of customers and increased price competition;

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

o consumer acceptance of broadband services, including telephony, data, video and wireless services;

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

o the timing and completion of the recently announced merger with Qwest Communications International Inc. ("Qwest") and the subsequent integration of the businesses of the two companies.

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

Results of Operations

Three and Six Months Ended June 30, 1999 Compared with 1998

         Net income for the quarter ended June 30, 1999, increased by $111, or 40.2% to $387, compared to net income of $276 for the quarter ended June 30, 1998. Net income for the six months ended June 30, 1999, increased $106, or 16.3% to $756, compared to net income of $650 for the six months ended June 30, 1998. We experienced a 5.7% and 5.2% increase in revenues for the three and six months ended June 30, 1999, respectively, over the comparable 1998 periods. These increases were partially offset by increases in expenses to support our growth initiatives, enhanced customer service and greater network and interconnection costs.

         The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Local services revenues.........  $1,933     $1,756      $177      10.1%        $3,800     $3,486      $314     9.0%



 Local services revenues. Local services revenues include basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit(TM) data services, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

         Local services revenues increased primarily due to increased sales of wireless and calling services. Wireless services accounted for $41 and $72 of the revenue increases for the three and six months ended June 30, 1999, respectively. Increased revenues from calling services contributed $36 for the quarter ended June 30, 1999 and $67 for the six months ended June 30, 1999, over comparable 1998 periods. Additionally, revenues from access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the second quarter of 1999, we had added 510,000 access lines, an increase of 3.1% over the second quarter of 1998. Of this increase, second line installations accounted for 242,000 lines, an increase of 16.5% compared with the second quarter of 1998. Also contributing to the revenue growth were increases in the subscriber base of our Megabit(TM) data services and greater revenue from inside wire maintenance plans. Partially offsetting these increases were net regulatory rate adjustments and refunds of $4 for the three months ended June 30, 1999 and $19 for the six months ended June 30, 1999, over the comparable 1998 periods.

         While local services revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell 530,000 access lines in nine states for $1,650 in cash, subject to adjustment. The access lines accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain in 2000, it will negatively impact future local services revenue growth.

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase


Access services revenues........   $688       $671       $17       2.5%         $1,369     $1,336       $33     2.5%



 Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. These revenues are generated from both interstate and intrastate services.

         Access services revenues increased due to greater demand for both interstate and intrastate access services. The volume of interstate and intrastate access minutes billed both increased 5% for the three months ended June 30, 1999, over the comparable periods in 1998. Interstate and intrastate access minutes billed increased 6% and 5%, respectively, for the six months ended June 30, 1999 over the comparable 1998 periods. Rate reductions of $17 and $14 for interstate and intrastate access services, respectively, for the three months ended June 30, 1999, and $31 and $30 for the six months ended June 30, 1999, offset increases in demand. The net impact of increased demand, offset by rate reductions for the three months ended June 30, 1999, was to increase interstate access services revenues by $42, or 9% and to decrease intrastate access services revenues by $4, or 3% over the comparable 1998 periods. The net impact of increased demand, offset by rate reductions for the six months ended June 30, 1999, was to increase interstate access services revenues by $93, or 10% and to decrease intrastate access services revenues by $19, or 3% over the comparable 1998 periods. While we anticipate increased demand for total access services will continue, the effect of rate reductions is anticipated to continue to cause a decline in intrastate access services revenues. Additionally, revenues for the quarter and six months ended June 30, 1998 were favorably impacted by regulatory rate adjustments of $20 and $40, respectively.

                                 Three Months Ended                                Six Months
                                       June 30,                                  Ended June 30,
                                   1999       1998          Decrease             1999       1998         Decrease

Long-distance services revenues..  $150       $195      ($45)    (23.1%)         $321       $396     ($75)    (18.9%)



 Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three and six months ended June 30, 1999 was primarily attributable to greater competition, resulting in revenue declines of $31 and $51, respectively. Rate reductions of $7 and $17 for the three and six months ended June 30, 1999, respectively, also contributed to the revenue losses. As of June 30, 1999, customers in 11 of the 14 states in which we operate were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing the call.

         We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 11.

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Other services revenues.........    $78       $73         $5       6.8%          $152       $146        $6      4.1%



Other  services   revenues.   Other  services   revenues  include  billings  and
collections for interexchange carriers and sales of customer equipment. The increases for the three and six months ended June 30, 1999, were primarily attributable to billing and collection and rent revenues.

Operating Expenses

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Employee-related expenses.......   $891       $860       $31       3.6%         $1,784     $1,682      $102     6.1%



Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

         Employee-related expenses increased during the three and six month periods ended June 30, 1999, because of increased commitments towards improving customer services, including meeting requests for installation, repair services and customer services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications, resulted in increased employee levels. Across-the-board wage increases also contributed to the increase in employee-related expenses. Partially offsetting the higher expenses were net reductions in the costs of employee benefits, including pension expense, of $22 for the three months ended June 30, 1999 and $41 for the six months ended June 30, 1999, over the comparable 1998 periods. In addition, $24 for the quarter ended June 30, 1999 and $38 for the six months ended June 30, 1999, of employee-related expenses associated with developing internal use software were capitalized in 1999 due to the adoption of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Decrease             1999       1998         Decrease

Other operating expenses........   $658       $740      ($82)     (11.1%)       $1,287     $1,344     ($57)    (4.2%)



Other operating expenses. Other operating expenses include access charges paid to independent local exchange carriers ("LECs") for the routing of local and long-distance traffic through their facilities and other selling, general and administrative costs. Included in the quarter and six months ended June 30, 1998 were $129 of separation costs associated with the split from MediaOne Group, Inc. and asset impairment charges. Excluding these charges, other operating expenses increased $47, or 7.7%, for the quarter ended June 30, 1999 and increased $72 or 5.9% for the six months ended June 30, 1999. These increases in other operating expenses for the quarter and six months ended June 30, 1999, were primarily attributable to the following:

o higher access charge expenses resulting from regulatory rulings that require us to pay reciprocal compensation to other LECs for calls that originate on our network and terminate on other LECs' networks,

o    increased  costs of  product  sales  associated  with  growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services, and

o    higher interconnection and Year 2000 remediation costs.

         In addition, the increase in other operating expenses for the six months ended June 30, 1999, was also due to the following:

o higher marketing and advertising costs for wireless, data communications services and calling services, such as caller identification, and

o higher rent expense related to increased computer hardware leasing and increases in leasing costs associated with telephone poles.

         Offsetting the increases in other operating expenses were the effects of capitalizing $73 for the quarter ended June 30, 1999 and $127 for the six months ended June 30, 1999 of costs associated with developing internal use software in accordance with SOP 98-1.

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Depreciation and amortization
   expense......................   $557       $518       $39       7.5%         $1,142     $1,036      $106    10.2%



Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the useful lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense. Partially offsetting the second quarter increase was the cessation of depreciation primarily associated with the 530,000 access lines that are under definitive sales agreements entered into in the second quarter of 1999.

                                 Three Months Ended                            Six Months
                                      June 30,                               Ended June 30,
                                   1999      1998         Decrease           1999       1998           Decrease

Other expense-net...............   $110      $123     ($13)     10.6%        $211       $241      ($30)      (12.4%)



 Other expense-net. Interest expense remained relatively consistent for the three and six months ended June 30, 1999, compared to the prior comparable periods. Included in other expense-net were other expenses of $12 for the quarter ended June 30, 1999, compared to $29 for the quarter ended June 30, 1998 and $24 for the six months ended June 30, 1999, compared to $56 for the prior comparable period. The decreases were due to a reduction in regulatory interest expense from the prior year. Additionally, for the six months ended June 30, 1999, there was a reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.



                                 Three Months Ended                                 Six Months
                                      June 30,              Increase              Ended June 30,             Increase
                                   1999      1998          (Decrease)            1999       1998            (Decrease)

Segment margin results:
Retail segment..................  $1,543    $1,544       $(1)      (0.1)%      $3,047       $3,108       $(61)       (1.2)%
Wholesale segment...............     526       449        77        17.1        1,055          959         96        10.0
Network segment.................    (699)     (629)      (70)      (11.1)      (1,384)      (1,305)       (79)       (6.1)



Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 2 to the consolidated financial statements.

         Margin from the retail services segment decreased for the six months ended June 30, 1999 over the comparable prior period due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 5.0% for the six months ended June 30, 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by the higher operating expenses driven by growth initiatives and increased customer service costs. For the quarter ended June 30, 1999, the margin was flat compared to the prior comparable quarter. This improvement, compared to the margin decline for the six months ended June 30, 1999, resulted from a reduction in advertising costs. Margins from the wholesale services segment increased as a result of greater demand for access services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs relating to interconnection costs and additional access charge expenses. Margins from the network services segment decreased as a result of expenditures to support growth in both the retail and wholesale services segments. Additionally, the implementation of SOP 98-1 in 1999, contributed favorably to each segment's margin results.

                                 Three Months Ended                                 Six Months
                                       June 30,                                   Ended June 30,
                                   1999       1998          Increase             1999       1998         Increase

Provision for income
   taxes........................   $246       $178       $68       38.2%         $462       $411       $51     12.4%




 Provision for income taxes. The effective tax rate for the three months ended June 30, 1999 was 38.9% compared to 39.2% for the comparable quarter of 1998. The effective tax rate was 37.9% for the six months ended June 30, 1999 compared to 38.7% for the six months ended June 30, 1998. The reductions in the 1999 effective tax rates were due to lower permanent differences in the current year.

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

         As of June 30, 1999 and December 31, 1998, approximately $464 and $123, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates and 3-month LIBOR would not have had a material effect on our earnings. As of June 30, 1999 and December 31, 1998, we also had $222 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

         As of June 30, 1999, all outstanding interest rate swaps and the associated debt instrument have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations. The swaps and associated debt issues were indexed to two and 10-year constant maturity U.S. Treasury rates. Any gains (losses) on the swaps were offset by losses (gains) on the associated debt instruments.

         As of June 30, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $97 and $182 of Swiss Franc borrowings at June 30, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

Recent Regulatory Developments

Interconnection. The FCC issued an order (the "Order") in 1996 relating to the Telecommunications Act of 1996 (the "Act") that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state regulatory commission interconnection rulemakings and interconnection arbitration proceedings.

         On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

o    the FCC has authority to set pricing methodology;

o unbundled network elements ("UNEs") must be provided in cases where necessary or the lack of availability would impair competition;

o Incumbent local exchange companies ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

o CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.

         The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting UNE prices. On April 16, 1999, the FCC issued a Further Notice of Proposal Rulemaking ("FNPRM") to address how it should interpret the "necessary and impair" standard and which specific network elements the FCC should require ILECs to unbundle. We expect further review of the legality of the FCC's pricing rules will occur at the Eighth Circuit Court of Appeals.

 InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

         We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our applications to enter the interLATA long-distance business in Wyoming and Montana but we filed an application in Arizona. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect our application to be forwarded to the FCC for its review in late 1999 or early 2000.
See "Special Note Regarding Forward-Looking Statements" on page 11.

 Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and July 1, 1999 and more will be implemented on January 1, 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

         The access reform order also continued in place the current rules under which ILECs may not assess interstate access charges on information service providers and purchasers of UNEs.

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

 Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our local number portability tariff that was originally effective in February 1999. The FCC's order reduced our tariff from $0.54 per access line to $0.43 per access line. The FCC also required that the difference between $0.54 and $0.43 be refunded to customers. The Company does not expect the refund to have a material impact on its financial statements.

 Court Remand of 6.5% Productivity Factor. On May 21, 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. The FCC must revise and reissue its order by April 2000.

 Shared Transport. In June 1999, the Supreme Court vacated and remanded to the Eight Circuit Court of Appeals its decision on the FCC's shared transport rules. Until the FCC issues new rules, there is no federal requirement to make shared transport available as a UNE. The FCC has combined this issue with its FNPRM on UNE pricing.

Contingencies

         We have pending regulatory actions in local regulatory jurisdictions. See Note 3 to the consolidated financial statements.

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

 Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers, vendors and with other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. No significant issues have been found to date. We also participate in (i) the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and
(ii) the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning and conversion phases for the Network are complete. The network testing/certification phase was approximately 100% complete as of June 30, 1999. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue during 1999. As of June 30, 1999, approximately 99.6% of our Network remediation implementation was complete, with the remainder anticipated to be finished by August 1999. Substantial progress has been made with Network contingency planning activities. We anticipate that the remainder of the Network contingency planning activities will be complete by the end of the third quarter, 1999.

 IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment and planning phases for such IT applications are complete. As of June 30, 1999, approximately 99% of IT conversion activities, 96.8% of IT testing activities and 97% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by September 1999. Substantial progress has been made with IT contingency planning activities. We anticipate that the remainder of the IT contingency planning activities will be complete by the end of the third quarter, 1999.

 Business Units update. Within our Business Units, it is estimated that as of June 30, 1999, approximately 100% of the inventory/assessment activity, 99.5% of the planning activity, 99.5% of the conversion activity and 99% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the end of the third quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by the end of the third quarter, 1999.

 Costs relating to year 2000. We and our parent company have spent approximately $200 from the beginning of 1997 through the end of the second quarter of 1999 on year 2000 projects and activities. We and our parent company estimate that additional costs for year 2000 related projects and activities will be approximately $75. Virtually all year 2000 related expenditures are being funded through operations. Though year 2000 costs will directly impact the reported level of future net income, we intend to control our total cost structure, including deferral of non-critical projects to future years, in an effort to mitigate the impact of year 2000 costs on our historical rate of earnings growth. The estimates stated above are subject to change. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date.

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

 Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 7,765 vendors concerning approximately 25,769 products and have received assurances for 99.6% of those products as of June 30, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

         As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

 Summary. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be unexpected problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

         The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure that actual results will not differ materially from these expectations or estimates. See "Special Note Regarding Forward-Looking Statements" on page 11.

New Accounting Standards

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for fiscal years beginning after June 15, 2000, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the consolidated financial statements would not have been material.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see "Note 3: Commitments and Contingencies" - to the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits filed for the Company through the filing of this Form 10-Q.

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

(10i)             Form  of   Agreement   for  Purchase  and  Sale  of  Telephone
                  Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc. (Exhibit 99B to Form 8-K dated June 17, 1999, File No. 1-3040).

10j 364-Day $800 Million Credit Agreement, dated May 19, 1999, with The Banks Listed Therein and Morgan Guaranty Trust Company of New York, as Administrative Agent.

10k Amendment No. 1 to Credit Agreement dated as of June 11, 1999 to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1998, among U S WEST Communications, Inc., U S WEST, Inc., the Banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York, as Administrative Agent.

27                Financial Data Schedule
-------------------
( )               Previously filed.



(b) Reports on Form 8-K filed during the Second Quarter of 1999 and through the filing of this form 10-Q.

(i) Form 8-K dated June 17, 1999 providing notification of a press release entitled "Citizens Utilities signs definitive agreements with U S WEST to purchase approximately 530,000 telephone access lines in nine states for $1.65 billion".

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

August 9, 1999