Form 10-Q
period 1999-09-30
U S WEST COMMUNICATIONS INC
filed 1999-11-12
CIK 68622

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

                For the Quarterly Period Ended September 30, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______
                          Commission File Number 1-3040

                          U S WEST Communications, Inc.

    A Colorado Corporation                              84-0273800
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


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

                          U S WEST Communications, Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS


Item                                                                                                       Page
                         PART I - FINANCIAL INFORMATION
1.      Financial Statements

               Consolidated Statements of Income -
                       Three months and nine months ended September 30, 1999 and 1998.................      3

               Consolidated Balance Sheets -
                        September 30, 1999 and December 31, 1998......................................      4

               Consolidated Statements of Cash Flows -
                        Nine months ended September 30, 1999 and 1998.................................      5

                Notes to Consolidated Financial Statements............................................      6

2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................................     11

3.      Quantitative and Qualitative Disclosures
               About Market Risk......................................................................     18


                           PART II - OTHER INFORMATION

1.      Legal Proceedings.............................................................................     25

2.      Changes in Securities and Use of Proceeds.....................................................     25

6.      Exhibits and Reports on Form 8-K..............................................................     25


                          U S WEST Communications, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (dollars in millions)
                                   (unaudited)


                                                                      Three Months                        Nine Months
                                                                    Ended September 30,                 Ended September 30,
                                                                   1999            1998               1999              1998

Operating revenues:
      Local services..........................................    $1,979           $1,805             $5,779            $5,291
      Access services.........................................       688              660              2,057             1,996
      Long-distance services..................................       138              199                459               595
      Other services..........................................       110               75                262               221
                                                             -------------    ------------      -------------      ------------
         Total operating revenues.............................     2,915            2,739              8,557             8,103
                                                             -------------    ------------      -------------      ------------
                                                             -------------    ------------      -------------      ------------
Operating expenses:
      Employee-related expenses...............................       935              868              2,719             2,550
      Other operating expenses................................       636              625              1,923             1,969
      Depreciation and amortization...........................       571              544              1,713             1,580
                                                             -------------    ------------      -------------      ------------
         Total operating expenses.............................     2,142            2,037              6,355             6,099
                                                             -------------    ------------      -------------      ------------

Operating income..............................................       773              702              2,202             2,004
                                                             -------------    ------------      -------------      ------------
                                                             -------------    ------------      -------------      ------------
Other expense:
      Interest expense........................................       102              103                289               288
      Other expense-net.......................................         9               20                 33                76
                                                             --------------   -------------     --------------     -------------

        Total other expense-net..............................       111              123                322               364
                                                             --------------   -------------     --------------     -------------

Income before income taxes....................................       662              579              1,880             1,640
Provision for income taxes....................................       251              219                713               630
                                                             --------------   -------------     --------------     -------------


Net income....................................................      $411             $360             $1,167            $1,010
                                                             ==============   =============     ==============     =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          U S WEST Communications, Inc.
                           CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

                                                                                            September 30,     December 31,
                                                                                                1999              1998
                                                                                                ----              ----
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.......................................................             $66               $68
    Accounts receivable, less allowance for uncollectibles of
    $51 and $48, respectively.......................................................           1,703             1,619
    Inventories and supplies........................................................             187               154
    Deferred tax assets.............................................................             121               113
    Prepaid and other...............................................................              98                61
                                                                                           ----------------     -------------

Total current assets..................................................................         2,175             2,015
Property, plant and equipment-net.....................................................        15,423            14,681
Other assets-net......................................................................         1,303               882
                                                                                           ----------------     -------------

Total assets..........................................................................       $18,901           $17,578
                                                                                           ================     =============


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Short-term debt.................................................................          $1,767              $789
    Accounts payable................................................................           1,489             1,411
    Accrued expenses................................................................           1,677             1,383
    Advance billings and customer deposits..........................................             341               326
                                                                                           ----------------     -------------
Total current liabilities.............................................................         5,274             3,909
Long-term debt........................................................................         4,976             5,154
Postretirement and other postemployment benefit obligations...........................         2,426             2,458
Deferred income taxes.................................................................         1,045               898
Unamortized investment tax credits....................................................           158               159
Deferred credits and other............................................................           558               537

Commitments and Contingencies

Stockholder's equity:
      Common stock-one share without par value, owned by parent.......................         8,081             8,080
      Cumulative deficit..............................................................        (3,617)           (3,617)
                                                                                           ----------------     -------------

Total stockholder's equity............................................................         4,464             4,463
                                                                                           ----------------     -------------

Total liabilities and stockholder's equity............................................       $18,901           $17,578
                                                                                           ================     =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          U S WEST Communications, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)
                                   (unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                1999            1998
                                                                                                ----            ----
OPERATING ACTIVITIES
Net income................................................................................     $1,167           $1,010
   Adjustments to net income:
      Depreciation and amortization.......................................................      1,713            1,580
      Deferred income taxes and amortization of investment tax credits....................        134               90
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................        (84)             (38)
      Inventories, supplies and other current assets......................................        (58)             (19)
      Accounts payable, accrued expenses and advance billings.............................        294               16
      Other...............................................................................       (160)              43
                                                                                            --------------  --------------
      Cash provided by operating activities...............................................      3,006            2,682
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (2,590)          (1,880)
   Payments on disposals of property, plant and equipment.................................        (30)             (14)
   Other..................................................................................          -              (24)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................     (2,620)          (1,918)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt......................................................        986              457
   Proceeds from issuance of long-term debt...............................................         17                -
   Repayments of long-term debt...........................................................       (307)            (411)
   Dividends paid on common stock.........................................................     (1,084)            (842)
   Equity infusions from U S WEST.........................................................          -               63
                                                                                            --------------  --------------

   Cash used for financing activities.....................................................       (388)            (733)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)....................................................................         (2)              31
   Beginning balance......................................................................         68               26
                                                                                            --------------  --------------

   Ending balance.........................................................................        $66              $57
                                                                                            ==============  ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          U S WEST Communications, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the nine months ended September 30, 1999
                              (dollars in millions)
                                   (unaudited)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of U S WEST Communications, Inc. (the "Company") and its wholly owned subsidiaries. We are a wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

     The consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and, therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of September 30, 1999 and for all periods presented. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange
Commission in our Form 10-K/A for the year ended December 31, 1998. The consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

     We reclassified prior period revenue amounts to conform to the current year presentation. For a description of the reclassifications, see U S WEST's Form 8-K filed April 21, 1999.

     On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, among other things, requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software. Adoption of the SOP resulted in an increase in net income for the three months ended September 30, 1999 of $40 and $124 for the nine months ended September 30, 1999.

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

     Following is a breakout of our segments, which has been extracted from the financial statements of U S WEST. Separate segment data is not provided to our chief operating decision-maker for the Company. Certain revenues and expenses of U S WEST are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant operating expenses of the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expense. The "other" category includes our corporate expenses and intersegment eliminations. Asset information by segment is not provided to our chief operating decision-maker. The total communications and related services column represents a total of the retail services, wholesale services and network services segments.

                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related                 Reconciling   Consolidated
                    Services    Services    Services    Services     Other        Items          Total
                    --------    --------    --------    --------     -----        -----          -----
Three Months Ended
September 30,
      1999
      ----
Operating
revenues.........    $2,270        $725         $63      $3,058          $-       ($143)       $2,915
Margin...........     1,560         549        (699)      1,410         (34)       (714)(1)       662
Capital
expenditures.....       144(2)       25         877      $1,046          (5)        (26)         1,015

      1998
      ----
Operating
revenues.........    $2,157        $643         $51      $2,851          $-       ($112)        2,739
Margin...........     1,554         464        (726)      1,292         (11)       (702) (1)      579
Capital
expenditures.....        49(2)        -         507         556          27         (10)          573


--------------------

(1) Adjustments made to arrive at consolidated income before income taxes include the following:


                                                                         Three Months Ended September 30,
                                                                     ------------------------------------------
                                                                            1999                   1998
                                                                     -------------------    -------------------
Taxes other than income taxes...................................             $99                    $79
Depreciation and amortization...................................             571                    544
Interest expense................................................             102                    103
Other amounts applicable to U S WEST, Inc.......................             (67)                   (44)
Other expense-net...............................................               9                     20
                                                                     -------------------    -------------------
                                                                            $714                   $702
                                                                     ===================    ===================

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.

                                                         Total
                                                     Communications
                                                          and
                     Retail     Wholesale    Network   Related                 Reconciling   Consolidated
                    Services    Services    Services    Services     Other        Items          Total
                    --------    --------    --------    --------     -----        -----          -----
Nine Months Ended
September 30,
      1999
      ----
Operating
revenues.........    $6,660      $2,134         $178     $8,972          $-       ($415)       $8,557
Margin...........     4,607       1,604       (2,083)     4,128        (70)      (2,178)(1)     1,880
Capital
expenditures.....       348(2)       65        2,346      2,759          33         (64)        2,728
      1998
Operating
revenues.........    $6,337      $1,916         $150     $8,403          $-       ($300)       $8,103
Margin...........     4,662       1,423       (2,031)     4,054        (199)     (2,215) (1)    1,640
Capital
expenditures.....       286(2)        -        1,539      1,825          68         (30)        1,863


--------------------


(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                                          Nine Months Ended September 30,
                                                                     ------------------------------------------
                                                                            1999                   1998
                                                                     -------------------    -------------------
Restructuring costs.............................................               $-                   $129
Taxes other than income taxes...................................              289                    262
Depreciation and amortization...................................            1,713                  1,580
Interest expense................................................              289                    288
Other amounts applicable to U S WEST, Inc.......................             (146)                  (120)
Other expense-net...............................................               33                     76
                                                                     -------------------    -------------------
                                                                           $2,178                 $2,215
                                                                     ===================    ===================

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.

     In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services and network services segment were:

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                                --------------------------------      -------------------------------

                                                    1999              1998                1999              1998
                                                    ----              ----                ----              ----

Retail services................................     $13                $7                 $34                $22
Network services...............................      15                16                  46                 48




NOTE 3:  COMMITMENTS AND CONTINGENCIES

Commitments

     We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of September 30, 1999, we have a remaining commitment of $49 to be paid in a combination of cash and services through 2004.

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

     On September 9, 1999, we reached a tentative settlement agreement with the OPUC staff whereby we would refund approximately $230 and provide ongoing rate reductions of $63. The agreement is subject to public hearing and final OPUC approval. We have reserved for the proposed refund.

Other Contingencies. On October 1, 1999, a Fifth Amended Class Action Complaint was filed in the District Court, Larimer County, Colorado, against U S WEST and us purportedly on behalf of 220,000 customers in the State of Colorado. The complaint alleges that from 1993 to the present, we and U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages. The Company and U S WEST intend to vigorously defend this action.

     The New Mexico Public Regulation Commission is expected shortly to rule on a petition by its Staff to require us to reduce revenues on an interim basis by $29. Rates are interim pending the completion of a full rate case during 2000.

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


NOTE 4: SALE OF EXCHANGES

     In June 1999, we entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years.




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

o    the loss of significant customers;

o pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment and service pricing in the local exchange market;

o acceleration of the deployment of advanced new services to customers, such as broadband data, wireless and video services, which would require substantial expenditure of financial and other resources,

o a change in economic conditions in the various markets served by our operations;

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

o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

o the timing and completion of U S WEST'S recently announced merger with Qwest Communications International Inc. ("Qwest") and the subsequent integration of the businesses of the two companies.


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

Results of Operations

Three and Nine Months Ended September 30, 1999 Compared with 1998

     Net income for the quarter ended September 30, 1999, increased by $51, or 14.2% to $411 compared to net income of $360 for the quarter ended September 30, 1998. Net income for the nine months ended September 30, 1999, increased $157 or 15.5% to $1,167, compared to net income of $1,010 for the nine months ended September 30, 1998. We experienced a 6.4% and 5.6% increase in revenues for the three and nine months ended September 30, 1999, respectively, over the comparable 1998 periods. These increases were partially offset by increases in expenses to support our growth initiatives, enhanced customer service and greater network costs.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

Operating Revenues

                                     Three Months                                   Nine Months
                                  Ended September 30,                           Ended September 30,
                                   1999        1998          Increase            1999        1998         Increase

Local services revenues........   $1,979      $1,805      $174     9.6%         $5,779      $5,291      $488    9.2%



Local services revenues. Local services revenues include basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber access line charges, MegaBit(TM) data services, local number portability ("LNP") charges, public phone revenues, and installation and connection charges. State public service commissions regulate most local service rates.

     Local services revenues increased primarily due to greater sales of wireless and calling services. Wireless services accounted for $44 and $116 of the revenue increases for the three and nine months ended September 30, 1999, respectively. Revenues from calling services increased $30 for the quarter ended September 30, 1999 and $96 for the nine months ended September 30, 1999, over comparable 1998 periods. Additionally, access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of the third quarter of 1999, we had added 504,000 access lines, an increase of 3.1% over the end of the third quarter of 1998. Of this increase, residential second line installations accounted for 240,000 lines, an increase of 16.0% compared with the end of the third quarter of 1998. Also contributing to the revenue growth were greater revenues from inside wire maintenance plans, LNP charges, interconnection revenues and increases in the subscriber base of our Megabit(TM) data services. Partially offsetting these increases were net regulatory rate adjustments and refunds of $2 for the three months ended September 30, 1999 and $21 for the nine months ended September 30, 1999, over the comparable 1998 periods.

     While local services revenues increased in 1999, the growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell 530,000 access lines in nine states for $1,650 in cash, subject to adjustment. The access lines accounted for 3.8% of fiscal 1998 local services revenues. While the sale is expected to provide us with a one-time gain, it will negatively impact future local services revenue growth.


                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,
                                    1999        1998         Increase             1999        1998        Increase

Access services revenues........    $688        $660       $28      4.2%         $2,057      $1,996      $61    3.1%



Access services revenues. Access services revenues are derived primarily from charging interexchange carriers, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     The growth in access services revenues was attributable to increased demand for private line and special access services which increased $48 for the quarter ended September 30, 1999 and $134 for the nine months ended September 30, 1999 over the comparable 1998 periods. Additionally, demand from interexchange carriers contributed to the revenue increase. Access minutes of use increased 5.3% and 5.2%, respectively, for the three and nine months ended September 30, 1999. The growth in access minutes of use was partially offset by mandated rate reductions of $52 for the three months ended September 30, 1999 and $113 for the nine months ended September 30, 1999.



                                    Three Months                                  Nine Months
                                 Ended September 30,                          Ended September 30,
                                  1999        1998          Decrease            1999       1998            Decrease


Long-distance services
revenues......................    $138        $199      ($61)    (30.7%)        $459       $595      ($136)     (22.9%)



Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three and nine months ended September 30, 1999 was primarily attributable to greater competition, strategic price reductions, and the expansion in the number and size of extended area services, resulting in revenue declines of $55 and $118, respectively. Mandated rate reductions of $8 and $25 for the three and nine months ended September 30, 1999, respectively, also contributed to the revenue decreases. As of September 30, 1999, customers in the 14 states in which we operate were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 11.


                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,
                                    1999        1998         Increase            1999        1998         Increase

Other services revenues.........    $110         $75       $35     46.7%         $262        $221       $41    18.6%



Other services revenues. Other services revenues include billing and collection services for interexchange carriers and sales of customer equipment. The increases for the three and nine months ended September 30, 1999 were primarily attributable to billing and collection revenues.

Operating Expenses


                                    Three Months                                    Nine Months
                                Ended September 30,                             Ended September 30,
                                 1999          1998          Increase            1999       1998         Increase


Employee-related expenses...     $935          $868       $67      7.7%         $2,719     $2,550      $169     6.6%



Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee related expenses for 1998 include $16 of costs related to the third quarter 1998 work stoppage. Excluding these costs, employee-related expenses increased 9.7% and 7.3%, respectively, for the three and nine months ended September 30, 1999. Employee-related expenses increased because of increased commitments towards improving customer service, including meeting requests for installation, repair services and customer services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless communications, resulted in increased employee levels.
Across-the-board wage increases also contributed to the increase in employee-related expenses. Partially offsetting these increases was the capitalization in 1999 of employee-related expenses associated with developing internal use software due to the adoption of the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $22 and $60 were capitalized for the quarter and nine months ended September 30, 1999, respectively. An increase in pension credits of $31 also offset the increase in employee-related expenses for the nine months ended September 30, 1999.

                                      Three Months                                Nine Months
                                  Ended September 30,                         Ended September 30,
                                    1999       1998         Increase           1999         1998         Decrease

Other operating expenses........    $636       $625       $11      1.8%       $1,923       $1,969     ($46)    (2.3%)



Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, and other selling, general and administrative costs. Included in the nine months ended September 30, 1998 were $129 of separation costs associated with the split from MediaOne Group, Inc. and asset impairment charges. Excluding these charges, other operating expenses increased $83, or 4.5% for the nine months ended September 30, 1999. The increases in other operating expenses for the quarter and nine months ended September 30, 1999, were primarily attributable to the following:

o increased costs of product sales associated with our growth initiatives, including wireless handset costs,

o higher access charge expenses resulting from regulatory rulings that require us to pay access charges to carriers for calls that originate on our network and terminate on other carriers' networks,

o    higher property taxes,

o    Year 2000 remediation costs, and

o higher rent expense related to increased computer hardware leasing and increases in leasing costs associated with telephone poles.


     In addition, the increase in other operating expenses for the nine months ended September 30, 1999, was also due to higher marketing and advertising costs for wireless communications services and calling services such as caller identification.

     Offsetting the increases in other operating expenses were the effects of capitalizing $59 and $184 for the quarter and nine months ended September 30, 1999, respectively, of costs associated with developing internal use software in accordance with SOP 98-1.

                                    Three Months                                  Nine Months
                                Ended September 30,                           Ended September 30,
                                 1999         1998         Increase            1999         1998         Increase


Depreciation and
amortization expense........    $571         $544        $27     5.0%        $1,713       $1,580      $133     8.4%



Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, the useful lives of certain assets were reduced, reflecting changes in technology, causing greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with the 530,000 access lines that are under definitive sales agreements entered into in the second quarter of 1999.

                                   Three Months                                 Nine Months
                               Ended September 30,                          Ended September 30,
                                 1999        1998         Decrease            1999        1998          Decrease

Other expense-net...........     $111        $123      ($12)   (9.8%)         $322        $364      ($42)    (11.5%)



Other expense-net. Interest expense for the three and nine months ended September 30, 1999 of $102 and $289, respectively, remained consistent with the comparable prior periods of $103 and $288, respectively.


Also included in other expense-net was other expense of $9 for the quarter ended September 30, 1999, compared to $20 for the quarter ended September 30, 1998 and other expense of $33 for the nine months ended September 30, 1999, compared to $76 for the prior comparable period. The decreases in other expense were due to a reduction in regulatory interest expense and gains on sales of real estate. Additionally, the decrease in other expense-net for the nine months ended September 30, 1999 was also due to the reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.

                                      Three Months                                  Nine Months
                                   Ended September 30,                          Ended September 30,          Increase
                                    1999        1998          Increase           1999        1998           (Decrease)

Segment margin results:
Retail segment..................    $1,560      $1,554        $6    0.4%         $4,607      $4,662       ($55)      (1.2%)
Wholesale segment...............       549         464        85   18.3           1,604       1,423        181       12.7
Network segment.................      (699)       (726)       27    3.7          (2,083)     (2,031)       (52)      (2.6)



Segment results. For segment reporting purposes, segment margins exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 2 to the consolidated financial statements.

     Margin from the retail services segment decreased for the nine months ended September 30, 1999 from the comparable prior period due to operating expenses increasing at a greater rate than revenue growth. Revenue from the retail services segment increased 5.1% for the nine months ended September 30, 1999 over the comparable 1998 period, primarily due to growth in local services revenue. The revenue increase was more than offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. For the quarter ended September 30, 1999, the retail margin was consistent compared to the prior comparable period. Margins from the wholesale services segment increased as a result of greater demand for access services and interconnect services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network services increased for three months ended September 30, 1999, due to higher levels of software capitalization. Margins from the network services segment decreased for the nine months ended September 30, 1999 as a result of expenditures to support growth in both the retail and wholesale services segments.






                                      Three Months                                  Six Months
                                  Ended September 30,                           Ended September 30,
                                    1999       1998          Increase            1999        1998         Increase


Provision for income
taxes...........................    $251       $219       $32      14.6%         $713        $630       $83     13.2



Provision for income taxes. The effective tax rate for the three months ended September 30, 1999 of 37.9% remained consistent with the rate for the three months ended September 30, 1998 of 37.8%. The effective tax rate for the nine months ended September 30, 1999 of 37.9% remained consistent with the rate for the nine months ended September 30, 1998 of 38.4%.

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

     As of September 30, 1999 and December 31, 1998, approximately $761 and $123, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates and 3-month LIBOR would not have had a material effect on our earnings. As of September 30, 1999 and December 31, 1998, we also had $222 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of September 30, 1999, all outstanding interest rate swaps and the associated debt instrument have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations.

     As of September 30, 1999 and December 31, 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $100 and $182 of Swiss Franc borrowings at September 30, 1999 and December 31, 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

Recent Regulatory Developments

Interconnection. The FCC issued an order (the "Order") in 1996 relating to the Act that established interconnection costing and pricing rules which, from our perspective, significantly impeded negotiations with new entrants to the local exchange market, state regulatory commission interconnection rulemakings and interconnection arbitration proceedings.

     On January 25, 1999, the U.S. Supreme Court ("Supreme Court") issued a ruling on our appeal of the Order. The Supreme Court affirmed in part and reversed in part the FCC Order. Although the decision stated that the Act was ambiguous and self-contradictory, the Supreme Court ruled that:

o    the FCC has authority to set pricing methodology;

o unbundled network elements ("UNEs") must be provided in cases where necessary or the lack of availability would impair competition;

o Incumbent local exchange carriers ("ILECs") must sell on a bundled basis, at the competitive local exchange carriers' ("CLECs") request, network elements the ILEC uses itself on a bundled basis; and

o CLECs may pick and choose pricing or other terms and conditions from multiple contracts within certain bounds.


The impact of the Supreme Court ruling is unclear since state regulatory commissions generally follow the FCC's pricing and unbundling requirements in setting UNE prices. Further review of the legality of the FCC's pricing rules has been argued at the Eighth Circuit Court of Appeals. On November 5, 1999, the FCC released its order addressing the Supreme Court directives regarding unbundling and Interconnection. The full impact of this order is presently unclear. However, it largely reaffirms, and in some instances expands, the FCC's earlier unbundling decisions and may create significant risks of arbitrage for private line, special access and local business revenues. Appeals of this order are likely. See "Special Note Regarding Forward Looking Statements" on page 11.

InterLATA Long-Distance Entry. Several regional Bell operating companies have filed for entry into the interLATA long-distance business. Although many of these applications have been approved by state regulatory commissions, the FCC has rejected all applications to date.

     We view entry into this business as important to our strategy of providing an integrated bundle of services to our customers. In 1999, we withdrew our previously filed applications to enter the interLATA long-distance business in Wyoming and Montana. We filed an application to enter the interLATA long-distance business in Arizona in 1999. In April 1999, the Nebraska Public Service Commission indicated it needed additional information before making a recommendation to the FCC. We expect to file our first interLATA entry application with the FCC for its review in 2000. See "Special Note Regarding Forward-Looking Statements" on page 11.

Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing. A significant portion of the services that were charged using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and subscriber line charges ("SLCs"). Although an increase in the SLC to multi-line business users occurred on July 1, 1997, the bulk of the mandated pricing changes occurred on January 1, 1998. Additional mandated pricing changes occurred on January 1, 1999 and July 1, 1999 and further changes will be implemented on January 1, 2000 and 2001. The net effect of these changes will be to decrease minutes-of-use charges and increase flat-rate charges (i.e., PICCs and SLCs).

     The access reform order also continued in place the current rules under which ILECs may not assess interstate access charges on information service providers and purchasers of UNEs.

     In February 1999, the FCC issued an order declaring that Internet traffic is interstate and opened a proceeding to determine the appropriate regulatory structure. The FCC required no change in the current agreements for reciprocal compensation with CLECs until it rules on this matter.

     Pending before the FCC are several areas of access reform including the reduction of interstate rates to reflect the receipt of universal service support, changing the rate structure for switched access to a flat rated structure, an industry proposal for changing the general access structure including the removal of the productivity factor and a court remanded review of the productivity factor. Action on these items is expected by mid-2000 but some items may be decided in 1999.

Advanced Telecommunications Services. On March 31, 1999, the FCC issued an order establishing expanded collocation requirements for both conventional voice and advanced services. The FCC also issued a FNPRM on "line sharing." Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. We expect the FCC to issue an order on line sharing in the fourth quarter of 1999.

Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our LNP tariff that was originally effective in February 1999. The FCC's order reduced our tariff from $0.54 per access line to $0.43 per access line. The FCC also required that the difference between $0.54 and $0.43, previously collected by the Company, be refunded to customers. We expect to pay the refund in the fourth quarter of 1999.

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

Universal Service Fees. On October 8, 1999, the FCC issued orders in response to the Fifth Circuit Court of Appeals mandate on Universal Service. These orders were effective on November 1, 1999. The FCC will allow the fees the ILECs pay to support Universal Service to be recovered in access indefinitely. ILECs that wish to do so may remove the fees from access and establish a separate end user charge. The FCC also changed the rules to remove the intrastate end user revenues from the base for calculating the fees. A tariff filing, effective November 1, 1999, will reduce the access rates which recover these fees.

Access Pricing Flexibility. The FCC issued an order on pricing flexibility on August 27, 1999. The FCC removes many vestiges of regulation including price caps for intraLATA interstate toll because long distance parity has been achieved for all 14 states. Various levels of pricing flexibility up to and including the removal of Price Cap regulation are possible when competitive triggers are reached by geographic areas for special access and switched access transport. Some pricing flexibility is granted for switched access and subscriber line charges when certain levels of competition are demonstrated by geographical area.

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

     We have approached year 2000 remediation activities through five general phases: (i) inventory/assessment, (ii) planning, (iii) conversion, (iv) testing/certification and (v) implementation. Additionally, we are continuously monitoring and improving our year 2000 related activities and progress, communicating with our customers and vendors, participating in cooperative testing with others and taking steps to assure that we have contingency plans in place prior to the end of 1999. These activities will continue through the remainder of 1999.

Network update. With regard to the Network, we are working with our telecommunications network vendors to obtain and convert to compliant releases of hardware and software. We also are testing, at our own initiative, in cooperation with certain of our customers, vendors and other major wireline telecommunications companies, network equipment over multiple configurations involving a broad spectrum of services. Toward this end, we participate in the Telco Year 2000 Forum (the "Forum"), an organization that addresses the year 2000 readiness of network elements and network interoperability. The Forum has contracted with Telcordia (formerly known as Bellcore), a former affiliate engaged in telecommunications industry research, development and maintenance activities, to engage in inter-region interoperability testing. No significant issues have been found to date. We also participate in (i) the FCC's Network Reliability and Interoperability Council IV working group, which is tasked to evaluate the year 2000 readiness of the public telecommunications network, and
(ii) the Alliance for Telecommunications Industry Solutions ("ATIS"), which is testing inter-network interoperability, and which, in conjunction with the Cellular Telecommunications Industry Association ("CTIA"), is testing network interoperability with wireless networks. Our inventory/assessment, planning, conversion and network testing/certification phases for the Network are complete. Cooperative testing with certain customers, vendors and other telecommunications companies is expected to continue for the rest of the year. As of September 30, 1999, our Network remediation implementation was complete. Substantial progress has been made with Network contingency planning activities. We anticipate that the remainder of the Network contingency planning activities will be complete by the fourth quarter, 1999.

IT update. Within IT, we have identified approximately 570 applications that support our critical business processes, such as billing and collections, network monitoring, repair and ordering. The inventory/assessment, planning phases and conversion for such IT applications are complete. As of September 30, 1999, approximately 99% of IT testing activities and 99% of IT implementation had been completed. We anticipate that each of these phases for IT will be complete by November 1999. Substantial progress has been made with IT contingency planning activities. We anticipate that the remainder of the IT contingency planning activities will be complete by the fourth quarter, 1999.

Business Units update. Within our Business Units, it is estimated that as of September 30, 1999, approximately 100% of the inventory/assessment activity, 100% of the planning activity, 99.8% of the conversion activity and 99% of the testing and remediation implementation activities were complete. We anticipate that each of these phases will be complete in the Business Units for major conversions and upgrades by the fourth quarter of 1999. We have recently initiated Business Unit contingency planning activities and we anticipate those will be complete by the fourth quarter, 1999.

Costs relating to year 2000. We have spent approximately $232 from the beginning of 1997 through the end of the third quarter of 1999 on year 2000 projects and activities. Virtually all year 2000 related expenditures are being funded through operations.

Contingency plan. We cannot provide assurance that the results of our year 2000 compliance efforts or the costs of such efforts will not differ materially from estimates or expectations. Accordingly, we are developing year 2000 specific business continuity and contingency plans to address high risk areas as they are identified. Our year 2000 contingency planning activities will include training of crisis managers on year 2000 issues and potential business impacts to their particular process areas, reviewing and modifying existing business continuity plans to address year 2000 issues and establishing rapid response teams and communications procedures for each of the major critical operations and facilities to handle potential post-implementation year 2000 failures. These year 2000 specific contingency planning activities are to be in place by the fourth quarter of 1999. In addition, we have in place our standard overall business continuity, contingency and disaster recovery plans (such as diesel generator back-up power supply sources for our Network, Network rerouting capabilities, computer data and records safe-keeping and back-up and recovery procedures) which will be verified, and as appropriate, augmented for specific year 2000 contingencies.

Dependencies. Within Network, we are highly dependent upon our telecommunications network vendors to provide year 2000 compliant hardware and software in a timely manner, and on third parties that are assisting us in the focused testing and implementation phases regarding the Network. Because of these dependencies, we have developed and implemented a vendor compliance process whereby we have obtained written assurances of timely year 2000 compliance from most of our critical vendors (not only for Network, but also for IT and the Business Units). In addition, we monitor and actively participate in coordinated Network testing activities, as discussed above, with respect to the Forum, ATIS and Telcordia. Within IT, we depend on the development of software by experts, both internal and external, and the availability of critical resources with the requisite skill sets. Because of this dependency, we have developed detailed timetables, resource plans and standardized year 2000 testing requirements for identified critical applications (irrespective of whether these applications are used primarily by IT, the Network or the Business Units). Within the Business Units, we are dependent on vendor supplied goods and services and operability of the Network and critical IT and Business Unit specific applications. Because of these dependencies, we are implementing the same type of vendor compliance processes and application planning and testing processes at the Business Units, as discussed above with respect to the Network and IT. Overall, we have sought compliance assurances from approximately 7,765 vendors concerning approximately 25,769 products and have received assurances for 99.6% of those products as of September 30, 1999. During 1999, we will continue to pursue assurances of timely year 2000 compliance for the remaining critical vendors.

     As with any large-scale computer-related project such as year 2000 remediation, the testing phase may require resources in excess of other project phases and the other project phases may be affected by and dependent upon the results of the testing phase.

Summary. In management's view, the most reasonably likely worse case scenario for year 2000 failure prospects we face is that a limited number of important IT and/or Business Unit specific applications may unexpectedly fail. In addition, there may be unexpected problems with the Network relating to the year 2000. Our failure or the failure by certain of our vendors to remediate year 2000 compliance issues in advance of the year 2000 and to execute appropriate contingency plans in the event that a critical failure is experienced, could result in significant and costly disruption of our operations, possibly impacting the Network and impairing our ability to bill or collect revenues. However, while no assurance can be given, management believes that our efforts at remediation and testing, year 2000 specific contingency planning, and overall business continuity, contingency and disaster recovery planning will likely be successful, and that the aforementioned "worse case scenario" is unlikely to develop or significantly disrupt our financial operations.

     The above discussion regarding year 2000 contains many statements that are "forward-looking" within the meaning of the Reform Act. Although we believe that our estimates are based on reasonable assumptions, we cannot assure you that actual results will not differ materially from these expectations, beliefs or estimates. See "Special Note Regarding Forward-Looking Statements" on page 11.

New Accounting Standards

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific criteria are met. The standard is effective for our 2001 fiscal year, though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the consolidated financial statements would not have been material.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see "Note 3: Commitments and Contingencies" - to the Consolidated Financial Statements.


Item 2.  Changes in Securities and Use of Proceeds

     The following describes securities issued by us within the past fiscal quarter and prior to the filing of this Form 10-Q which were privately placed and not registered under the Securities Act of 1933, as amended (the "Securities Act"). We believe that the following issuances of securities were exempt from the registration requirements of the Securities Act, pursuant to the exemptions set forth in Section 4(2), Rule 144A, and Regulation S thereof.

     (a) On November 1, 1999, and in reliance on Rule 144A and Regulation S of the Securities Act, we issued 7.20% Notes (the "Notes") in the aggregate principal amount of $750,000,000. The Notes will mature and the principal amount, together with interest accrued and unpaid thereon, will be payable on November 1, 2004. The Notes will bear interest from November 1, 1999 at an interest rate of 7.20% per annum. Interest will be computed on the basis of a 360-day year of twelve 30-day months. Salomon Smith Barney Inc., ABN AMRO Incorporated, Banc of America Securities LLC, and Chase Securities Inc. (collectively, the "Initial Purchasers") purchased the Notes for resale to "qualified institutional buyers" as defined under Rule 144A, and non-U.S. persons under Regulation S, at 99.81% of their principal amount ($748,575,000 aggregate proceeds to us before deducting commissions and expenses payable by
us). The Initial Purchasers received a commission in the amount of $4,500,000. We plan to use the net proceeds from the sale of the Notes to repay a portion of our commercial paper indebtedness and for general corporate purposes. The Notes are subject to registration rights that require us to offer registered exchange notes within 225 days of closing.


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

(10j) 364-Day $800 Million Credit Agreement, dated May 19, 1999, with The Banks Listed Therein and Morgan Guaranty Trust Company of New York, as administrative agent.

(10k) Amendment No. 1 to Credit Agreement dated as of June 11, 1999 to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1998, among U S WEST Communications, Inc., U S WEST, Inc., the Banks listed on the signature pages thereto and Morgan Guaranty Trust Company of New York, as administrative agent.

27                  Financial Data Schedule
-------------------
( )  Previously filed.

(b) Reports on Form 8-K filed during the Third Quarter of 1999 and through the filing of this form 10-Q:

(i) Form 8-K dated October 22, 1999 providing unaudited third quarter financial statements for the Company




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        U S WEST Communications, Inc.



                        By: /S/ Allan R. Spies
                        ___________________________________
                        Allan R. Spies
                        Vice President and Chief Financial Officer

November 10, 1999