Form 10-K405
period 1999-12-31
U S WEST COMMUNICATIONS INC
filed 2000-03-03
CIK 68622

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

     / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                             SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                           COMMISSION FILE NO. 1-3040

                         U S WEST COMMUNICATIONS, INC.

        A COLORADO CORPORATION                              84-0273800
---------------------------------------        ------------------------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

                  1801 California Street, Denver, Colorado 80202
                          Telephone Number (303) 672-2700

                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

                       NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS       WHICH REGISTERED
 -------------------   ------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ***

*** Not applicable in that registrant is a wholly-owned subsidiary.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

        ITEM                                    DESCRIPTION                             PAGE
---------------------                           -----------                           --------
                                            PART I

         1.             Business....................................................     2

         2.             Properties..................................................     4

         3.             Legal Proceedings...........................................     4

         4.             Submission of Matters to a Vote of Security Holders.........     4

                                           PART II

         5.             Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     4

         6.             Selected Financial Data.....................................     4

         7.             Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     4

       7A.              Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     4

         8.             Consolidated Financial Statements and Supplementary Data....     4

         9.             Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     4

                                           PART III

        10.             Directors and Executive Officers of the Registrant..........     5

        11.             Executive Compensation......................................     5

        12.             Security Ownership of Certain Beneficial Owners and
                          Management................................................     5

        13.             Certain Relationships and Related Transactions..............     5

                                           PART IV

        14.             Financial Statement Schedules, Reports on Form 8-K and
                          Exhibits..................................................     5

                         U S WEST COMMUNICATIONS, INC.
                                   FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the information presented in this Annual Report on Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although U S WEST Communications, Inc. (the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include:

    - greater than anticipated competition from new entrants into the local exchange, intraLATA (local access transport area) toll, wireless and data markets, causing loss of customers and increased price competition;

    - changes in demand for our products and services, including optional custom calling features;

    - higher than anticipated employee levels, capital expenditures and operating expenses (such as costs associated with interconnection);

    - the loss of significant customers;

    - pending and future state and federal regulatory changes affecting the telecommunications industry, including changes that could have an impact on the competitive environment and service pricing in the local exchange market;

    - acceleration of the deployment of additional services and/or advanced new services to customers, such as broadband data and wireless (including the purchase of spectrum licenses), which would require substantial expenditure of financial and other resources;

    - changes in economic conditions in the various markets served by our operations;

    - higher than anticipated start-up costs associated with new business opportunities;

    - delays in our ability to begin offering interLATA long-distance services;

    - timing, cost and consumer acceptance of telephony and wireless services;

    - delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

    - timing and completion of the announced merger of our parent company, U S WEST, Inc. ("U S WEST"), with Qwest Communications International Inc. ("Qwest") and the subsequent integration of the businesses of the two companies.

    You should not construe these cautionary statements as an exhaustive list or as any admission by us regarding the adequacy of disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

    We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    We are incorporated under the laws of the State of Colorado and have our principal offices at 1801 California Street, Denver, Colorado 80202, telephone number (303) 672-2700. We are a wholly-owned subsidiary of U S WEST, Inc., a Delaware corporation ("U S WEST").

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

    On July 18, 1999, our parent company and Qwest entered into an agreement and plan of merger (the "Qwest Merger Agreement"). Upon completion of the merger, holders of U S WEST common stock will receive, for each share of U S WEST common stock, subject to the collar and the cash options described in the Qwest Merger Agreement, shares of Qwest common stock having a value of $69. The merger is subject to, among other things, the approval of the Federal Communications Commission ("FCC") and other state regulatory reviews.

COMPANY OPERATIONS

    We provide communications services to more than 25 million residential and business customers in our 14 state region (the "Region"). The Region includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We are organized on the basis of our products and services and operate in three segments: retail services, wholesale services and network services. For further financial information on our segments, you should refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 12 to the consolidated financial statements on page F-16 through F-17.

RETAIL SERVICES

    The principal types of retail services we offer are: (i) local exchange telephone services, (ii) long-distance services within local access and transport areas ("LATAs") in the Region, (iii) wireless services and
(iv) high-speed data and Internet services.

    LOCAL EXCHANGE. Local exchange telephone services provide lines from telephone exchange offices to customers' premises to originate and terminate telecommunications services within our local exchange service territories as defined by the state public utilities commissions ("PUCs"). These services include basic local exchange services provided through our regular switched network, dedicated private line facilities for voice and special services, such as transport of data, radio, switching services for customers' internal communications through facilities owned by us, data transport services that include managing and configuring special service networks and dedicated low and high-capacity public or private digital networks. Other local exchange revenue is derived from directory assistance, public telephone service and various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling.

    We also provide other products and services, such as customer premises equipment and enhanced services, including voice mail to residents, business customers and governmental agencies.

    INTRALATA LONG-DISTANCE. We provide intraLATA long-distance services within our Region. These services include intraLATA service beyond the local calling area, Wide Area Telecommunications Service or "800" services for customers with highly concentrated demand, and special services, such as transport of data and radio. We intend to begin offering interLATA long-distance services in our Region pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act") upon satisfaction of certain regulatory conditions primarily related to local exchange telephone competition. We currently offer limited out-of-region long-distance services.

    WIRELESS SERVICES. We hold 10 MHz licenses to provide personal communications services ("PCS") in 53 markets in our Region. These licenses, which cover approximately 20 million POPs (i.e., potential customers), were purchased in an FCC auction held in January 1997. In December 1997, we purchased additional licenses for a majority of the Seattle market, which cover an additional 4 million POPs. Using these licenses, we are constructing networks utilizing digital code division multiple access technology. We launched wireless PCS services in (i) Denver, Fort Collins, Greeley and Colorado Springs, Colorado; Portland and Salem, Oregon; and Vancouver, Washington in 1997;
(ii) Phoenix and Tucson, Arizona; Minneapolis, St. Cloud, St. Paul and Rochester, Minnesota; and Seattle, Olympia and Bremerton, Washington in 1998; and (iii) Cheyenne, Wyoming; Pueblo, Colorado and Salt Lake City, Utah (including the Wasatch front region) in 1999, covering approximately 15 million POPs. These wireless services, which are being marketed under the "U S WEST Wireless" brand, enable customers to use the same number for their wireless phone as for their home or business phone. We recently announced a joint venture with Touch America, Inc., the telecommunications subsidiary of The Montana Power Corporation, to provide the nation's only one-number digital PCS service to customers in seven states in the Pacific Northwest and the Upper Midwest.

    HIGH-SPEED DATA AND INTERNET SERVICES. We offer high-speed data and Internet services to customers in our Region. Through U S WEST !NTERPRISE, our data division, we provide high-speed data communications and network services, including frame relay service, transparent LAN (Local Area Network) service, ATM (Asynchronous Transfer Mode) Cell Relay Service, network integration solutions and other data-related services to business customers. In 1997 and 1998, we introduced U S WEST Megabit-TM- Services, a high-speed Internet access service in select markets and expect to launch this service in additional markets in 2000.

    At December 31, 1999, we had over 17 million telephone network access lines in service, an increase of 2.5% over 1998. In June 1999, we entered into a series of definitive agreements to sell local exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1.65 billion in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. Additionally, we are planning to sell approximately 270,000 access lines in New Mexico and Washington.

WHOLESALE SERVICES

    We provide sales, marketing and customer care for competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless providers in the purchase of wholesale local network services. CLECs are communications companies, certified by a state PUC, that provide local exchange service within a U S WEST associated local calling area. IXCs provide transitional long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. We have 27 LATAs within our Region. We provide such wholesale local network services by interconnecting such carriers and providers to our public switched network or through our dedicated private lines. These carriers can resell our products and services.

NETWORK SERVICES

    Our network segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments.

COMPETITION AND REGULATION

    For a discussion of competition and regulation affecting us, you should read "Item 1. Business" of U S WEST's Form 10-K for the year ended December 31, 1999.

ITEM 2.  PROPERTIES.

    Our properties do not lend themselves to description by character and location of principal units. At December 31, 1999, the percentage distribution of total net property, plant and equipment by major category for us was as follows:

Telecommunications outside plant............................   40%
Telecommunications network equipment (primarily central
  office equipment).........................................   42
Land and buildings (principally central offices)............    6
General purpose computers and other.........................   12

    At December 31, 1999, substantially all of the installations of central office equipment were located in buildings owned by us situated on land which we own in fee, while many garages and administrative and business offices are leased.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, you should read Note 10 to the consolidated financial statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    We have omitted certain information pursuant to General Instruction I(2). For "Management's Discussion and Analysis of Financial Condition and Results of Operations," please refer to the information set forth on pages 9 through 15.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Risk Management." Please refer to the information set forth on page 13.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Please refer to the information set forth on pages F-1 through F-17.

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

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) Documents filed as part of this report

                                                                      PAGE
                                                                   ----------
(1)  Reports of Independent Public Accountants...................     F-1
(2)  Consolidated Financial Statements:
     Consolidated Statements of Income for the years ended
       December 31, 1999, 1998 and 1997..........................     F-2
     Consolidated Balance Sheets as of December 31, 1999 and
       1998......................................................     F-3
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997..........................     F-4
     Consolidated Statements of Stockholder's Equity.............     F-5
     Notes to Consolidated Financial Statements and Supplementary
       Data......................................................  F-6 - F-17
(3)  Consolidated Financial Statement Schedule:
     Schedule II--Valuation and Qualifying Accounts..............     F-18

    Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

(b) Reports on Form 8-K:

        U S WEST Communications filed the following reports on Form 8-K during the fourth quarter of 1999 and through the filing of this Form 10-K:

    (i) report dated February 11, 2000 providing notification of the release of fourth quarter earnings.

(c) Exhibits:

        Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission ("SEC"), are incorporated herein by referenced as exhibits hereto. All other exhibits are provided as part of this electronic submission.

             EXHIBIT
             NUMBER
             -------
              (1-A)           Purchase Agreement, dated October 26, 1999, among U S WEST
                              Communications, Inc., Salomon Smith Barney Inc., ABN AMRO
                              Incorporated, Banc of America Securities, LLC and Chase
                              Securities Inc., as representatives of the initial purchaser named therein.
              (2a)            Articles of Merger including the Plan of Merger between The
                              Mountain States Telephone and Telegraph Company (renamed
                              U S WEST Communications, Inc.) and Northwestern Bell
                              Telephone Company. (Incorporated herein by this reference to
                              Exhibit 2a to Form SE filed on January 8, 1991, File No.
                              1-3040).
              (2b)            Articles of Merger including the Plan of Merger between The
                              Mountain States Telephone and Telegraph Company (renamed
                              U S WEST Communications, Inc.) and Pacific Northwest Bell
                              Telephone Company. (Incorporated herein by this reference to
                              Exhibit 2b to Form SE filed on January 8, 1991, File No.
                              1-3040).
              (3a)            Restated Articles of Incorporation of the Registrant.
                              (Incorporated herein by this reference to Exhibit 3a to
                              Form 10-K filed on April 13, 1998, File No. 1-3040.)
              (3b)            Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form 10-K filed on
                              April 13, 1998, File No. 1-3040.)
                4             No instrument which defines the rights of holders of long
                              and intermediate term debt of the Registrant is filed
                              herewith pursuant to Regulation S-K, Item
                              601(b) (4) (iii) (A). Pursuant to this regulation, the
                              Registrant hereby agrees to furnish a copy of any such
                              instrument to the SEC upon request.
               4a             Registration Rights Agreement, dated October 26, 1999,
                              between U S WEST Communications, Inc., Salomon Smith
                              Barney Inc., ABN AMRO Incorporated, Bank of America
                              Securities LLC and Chase Securities, Inc.
               4b             Indenture dated as of October 15, 1999, between U S WEST
                              Communications, Inc. and Bank One Trust Company, NA, as
                              Trustee.
              (10a)           Reorganization and Divestiture Agreement dated as of
                              November 1, 1983, between American Telephone and Telegraph
                              Company, U S WEST Inc., and certain of their affiliated
                              companies, including The Mountain States Telephone and
                              Telegraph Company, Northwestern Bell Telephone Company,
                              Pacific Northwest Bell Telephone Company and NewVector
                              Communications, Inc. (Exhibit 10a to Form 10-K for the
                              period ended December 31, 1983, File No. 1-3040).
              (10b)           Shared Network Facilities Agreement dated as of January 1,
                              1984, between American Telephone and Telegraph Company, AT&T
                              Communications of the Midwest, Inc. and The Mountain States
                              Telephone and Telegraph Company (Exhibit 10b to Form 10-K
                              for the period ended December 31, 1983, File No. 1-3040).
              (10c)           Agreement Concerning Termination of the Standard Supply
                              Contract effective December 31, 1983, between American
                              Telephone and Telegraph Company, Western Electric Company,
                              Incorporated, The Mountain States Telephone and Telegraph
                              Company and Central Services Organization (Exhibit 10d to
                              Form 10-K for the period ended December 31, 1983, File
                              No. 1-3040).

             EXHIBIT
             NUMBER
             -------
              (10d)           Agreement Concerning Certain Centrally Developed Computer
                              Systems effective December 31, 1983, between American
                              Telephone and Telegraph Company, Western Electric Company,
                              Incorporated, The Mountain States Telephone and Telegraph
                              Company and Central Services Organization (Exhibit 10e to
                              Form 10-K for the period ended December 31, 1983, File No.
                              1-3040).
              (10e)           Agreement Concerning Patents, Technical Information and
                              Copyrights effective December 31, 1983, between American
                              Telephone and Telegraph Company and U S WEST, Inc.
                              (Exhibit 10f to Form 10-K for the period ended December 31,
                              1983, File No. 1-3040).
              (10f)           Agreement Concerning Liabilities, Tax Matters and
                              Termination of Certain Agreements dated as of November 1,
                              1983, between American Telephone and Telegraph Company,
                              U S WEST, Inc., The Mountain States Telephone and Telegraph
                              Company and certain of their affiliates (Exhibit 10g to
                              Form 10-K for the period ended December 31, 1983, File No.
                              1-3040).
              (10g)           Agreement Concerning Trademarks, Trade Names and Service
                              Marks effective December 31, 1983, between American
                              Telephone and Telegraph Company, American Information
                              Technologies Corporation, Bell Atlantic Corporation,
                              BellSouth Corporation, Cincinnati Bell, Inc., NYNEX
                              Corporation, Pacific Telesis Group, The Southern New England
                              Telephone Company, Southwestern Bell Corporation and
                              U S WEST, Inc. (Exhibit 10i to Form 10-K for the period
                              ended December 31, 1984, File No. 1-3040).
              (10h)           Shareholders' Agreement dated as of January 1, 1988, between
                              Ameritech Services, Inc., Bell Atlantic Management Services,
                              Inc., BellSouth Services, Incorporated, NYNEX Service
                              Company, Pacific Bell, Southwestern Bell Telephone Company,
                              The Mountain States Telephone and Telegraph Company,
                              Northwestern Bell Telephone Company and Pacific Northwest
                              Bell Telephone Company (Exhibit 10h to Form SE dated
                              March 5, 1992, File No. 1-3040).
               12             Computation of Ratio of Earnings to Fixed Charges.
               24             Power of Attorney.
               27             Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 3, 2000.

                                                       U S WEST COMMUNICATIONS, INC.

                                                       By:              /s/ ALLAN R. SPIES
                                                            -----------------------------------------
                                                                          Allan R. Spies
                                                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                                                        FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.


PRINCIPAL EXECUTIVE OFFICER:

/s/ Solomon D. Trujillo                        President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Allan R. Spies                             Executive Vice President and Chief Financial
                                               Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Janet K. Cooper                            Vice President--Finance and Controller

DIRECTORS:

/s/ Solomon D. Trujillo

/s/ Allan R. Spies

/s/ Janet K. Cooper

Dated: March 3, 2000

                         U S WEST COMMUNICATIONS, INC.

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

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

    Several non-recurring items impacted net income in 1998. Results of operations for the two years, normalized to exclude the effects of such items, are as follows:

                                                                           INCREASE
                                                  1999       1998         (DECREASE)
                                                --------   --------   -------------------
Net income....................................   $1,562     $1,335      $227        17.0%
Non-recurring items...........................       --         89       (89)     (100.0)
                                                 ------     ------      ----      ------
Normalized income.............................   $1,562     $1,424      $138         9.7%
                                                 ======     ======      ====      ======

    Non-recurring items in 1998 include:

    - an after-tax charge of $68 for Separation costs and

    - an after-tax charge of $21 related to the impairment of certain long-lived assets associated with our video operations.

    Normalized income increased $138 or 9.7% in 1999. The increase was primarily due to revenue growth associated with increased demand for services. Partially offsetting these revenue increases were higher operating costs driven by growth initiatives and interconnection activities.

    The following sections provide a more detailed discussion of the changes in revenues and expenses.

REVENUES

                                                    1999       1998          INCREASE
                                                  --------   --------   -------------------
Local services revenues.........................   $7,773     $7,124      $649       9.1%

    LOCAL SERVICES REVENUES. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges, MegaBit-TM- data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging, and installation and connection charges. State PUCs regulate most local service rates.

    Local services revenues increased primarily due to greater sales of wireless and calling services of $142 and $119, respectively. Additionally, access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of 1999, we had added 408,000 access lines, an increase of 2.5% over the end of 1998. Of this increase, residential second line installations accounted for 187,000 lines, an increase of 11.8% compared with 1998. Also contributing to the revenue growth were greater revenues from inside wire maintenance plans, LNP charges, interconnection revenues, subscriber line charges and increases in the subscriber base of our Megabit-TM- data services, collectively

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

contributing $212. Partially offsetting these increases were net regulatory rate adjustments and refunds of $16 for 1999, over the comparable 1998 period.

    While local services revenues increased in 1999, our growth rate has declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high capacity lines, which decreases local services revenues but increases access services revenues. We believe we may continue to experience declining growth rates as the level of customer demand slows and competition increases. In June 1999, we entered into a series of definitive agreements to sell local exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. The access lines accounted for approximately 3% of fiscal 1999 local services revenues. While the sale is expected to provide us with one-time gains in 2000 and 2001, it will negatively impact future local services revenue growth. Additionally, we are planning the sale of approximately 270,000 access lines in New Mexico and Washington.

                                                      1999       1998          INCREASE
                                                    --------   --------   -------------------
Access services revenues..........................   $2,731     $2,662      $69        2.6%

    ACCESS SERVICES REVENUES. Access services revenues are derived primarily from charging IXCs, such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

    The growth in access services revenues was attributable to increased demand for private line and special access services. Revenues from private line and special access services increased $186 primarily due to the increased demand for data services. Additionally, increased demand from IXCs contributed to the revenue increase. Access minutes of use increased 5.0% for 1999. The growth in access minutes of use was partially offset by mandated rate reductions of $164.

                                                     1999       1998          DECREASE
                                                   --------   --------   -------------------
Long-distance services revenues..................    $568       $779      $(211)     (27.1)%

    LONG-DISTANCE SERVICES REVENUES. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for 1999 was primarily attributable to greater competition, strategic price reductions and the expansion in the number and size of extended service areas. Mandated rate reductions of $40 for 1999 also contributed to the revenue decrease. As of December 31, 1999, customers in all 14 states in which we operate are able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call.

    We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 1.

                                                       1999       1998          INCREASE
                                                     --------   --------   -------------------
Other services revenues............................    $392       $306       $86        28.1%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    OTHER SERVICES REVENUES. Other services revenues include billing and collection services for IXCs and sales of customer equipment. The increase for 1999 was primarily attributable to greater billing and collection revenues.

EXPENSES

                                                     1999       1998      INCREASE
                                                   --------   --------   ----------
Employee-related expenses........................   $3,696     $3,430    $266   7.8%

    EMPLOYEE-RELATED EXPENSES. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

    Employee related expenses for 1998 include $21 of costs related to the third quarter 1998 work stoppage. Excluding the work stoppage costs, employee-related expenses increased $287 or 8.4% for 1999 over 1998. Employee-related expenses increased because of increased commitments towards improving customer service, including meeting requests for installation and repair services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications and year 2000 costs, resulted in increased employee levels and contract labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses for 1999 are the salary and benefit costs for employees who were transferred from Old U S WEST as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was the capitalization in 1999 of employee-related costs associated with developing internal use software due to the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $85 of employee related costs were capitalized in 1999. An increase in net pension credits of $38 also partially offset the increase in employee-related expenses for 1999. As a result of the favorable return on investment earnings on pension plan assets, we will continue to experience increases in our pension credits in 2000.

                                                   1999       1998          DECREASE
                                                 --------   --------   -------------------
Other operating expenses.......................   $2,515     $2,685     $(170)      (6.3)%

    OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic to their facilities, interconnection costs, taxes other than income taxes and other selling, general and administrative costs. Included in 1998 were $129 of Separation costs and asset impairment charges. Excluding the Separation costs and asset impairment charges, other operating expenses decreased $41, or 1.6% for 1999 over 1998. This decrease was primarily attributable to the effect of capitalizing $281 of software costs in 1999 primarily associated with developing internal use software in accordance with SOP 98-1. Additionally, for the second half of 1998, the transfer of employees from Old U S WEST as part of the Separation resulted in the reclassification of related salary and benefit costs to employee-related expenses.

    Offsetting the decrease were the following:

    - increased costs of product sales associated with our growth initiatives, including wireless handset costs and costs applicable to our data communications services,

    - higher access and interconnection expenses resulting from regulatory rulings that require us to pay access charges to carriers for calls that originate on our network and terminate on other carriers'

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     networks offset by reductions in access expense due to end-users dialing toll calls directly to IXCs and bypassing our network,

    - higher rent expense related to increased computer software, hardware and telephone pole leasing,

    - higher property taxes,

    - higher bad debt expense related to increased revenues, and

    - higher marketing and advertising costs for wireless, data communications services and calling services such as caller identification.

                                                     1999       1998      INCREASE
                                                   --------   --------   ----------
Depreciation and amortization expense............   $2,293     $2,138    $155   7.2%

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, we incurred amortization costs related to the capitalization of internal use software in accordance with SOP 98-1 and reduced the useful lives of certain assets due to changes in technology, both of which caused greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with access lines that are intended to be sold.

                                                       1999       1998      DECREASE
                                                     --------   --------   -----------
Other expense--net.................................    $440       $468     $(28)  (6.0)%

    OTHER EXPENSE--NET. Interest expense was $403 in 1999 and $386 in 1998. The increase was due to higher average debt balances to fund growth initiatives.

    Also included in other expense--net was other expense of $37 for 1999, compared to $82 for 1998. The decrease in other expense was due to a reduction in regulatory interest expense and gains on sales of real estate. Additionally, the decrease in other expense-net for 1999 was due to the reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.

                                                                          INCREASE
                                                 1999       1998         (DECREASE)
                                               --------   --------   -------------------
Segment results:
Retail segment...............................  $ 6,111    $ 6,194      $(83)      (1.3)%
Wholesale segment............................    2,157      1,908       249       13.1
Network segment..............................   (2,793)    (2,776)      (17)      (0.1)

    SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization, corporate expenses and taxes other than income. See Note 12 to the consolidated financial statements on pages F-16 through F-17.

    Margin from the retail services segment decreased from 1998 due to operating expenses increasing at a greater rate than revenue growth. Revenues from the retail services segment increased 5.4% for 1999 over 1998, primarily due to growth in local services revenues which include wireless services, calling services and Megabit-TM- data services. The revenue increase was more than offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margin from the wholesale services segment increased as a result of greater demand for access and interconnect services, partially offset by price reductions as mandated by both federal and state regulators and higher

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

access charge expenses. Margin from the network services segment decreased due to increased volumes, service initiatives and year 2000 costs.

                                                       1999       1998          INCREASE
                                                     --------   --------   -------------------
Provision for income taxes.........................    $958       $815       $143       17.5%

    PROVISION FOR INCOME TAXES. The effective tax rate remained relatively consistent at 38.0% for 1999 compared to 37.9% for 1998.

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

    As of December 31, 1999 and 1998, approximately $218 and $123, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates and 3-month LIBOR would not have had a material effect on our earnings. As of December 31, 1999 and 1998, we also had $522 and $228, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

    As of December 31, 1999, all outstanding interest rate swaps and the associated debt instrument have matured. As of December 31, 1998, we had interest rate swaps with notional amounts of $155. The swaps synthetically transformed certain of the Company's floating rate issues into fixed rate obligations.

    As of December 31, 1999 and 1998, we had also entered into cross-currency swaps with notional amounts of $133 and $204, respectively. The cross-currency swaps synthetically transform $94 and $182 of Swiss Franc borrowings at December 31, 1999 and 1998, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

    Other assets at December 31, 1999 included marketable equity securities recorded at a fair value of $334 including net unrealized gains of $325. The securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity securities by $33.

CONTINGENCIES

    We have certain pending regulatory actions. See Note 10 to the consolidated financial statements.

OTHER ITEMS

    From time to time, we engage in discussions regarding restructurings, dispositions, acquisitions and other similar transactions. Any such transaction could include, among other things, the transfer, sale or acquisition of significant assets, businesses or interests, including joint ventures, or the incurrence,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

assumption or refinancing of indebtedness, and could be material to our financial condition and results of operations. There is no assurance that any such discussions will result in the consummation of any such transaction.

COMPETITION AND REGULATORY ENVIRONMENT

    For a complete discussion of our competitive and regulatory environment, see the U S WEST, Inc. Form 10-K--Management's Discussion and Analysis of Financial Condition and Results of Operations--Competition and Regulation.

YEAR 2000 COSTS

    BACKGROUND. We conducted a comprehensive review of our computer-based systems and related software and took measures to ensure that such systems would properly recognize the year 2000 and continue to process beyond December 31, 1999. The systems we evaluated include systems within (i) the Public Switched Telephone Network (the "Network"), (ii) Information Technologies ("IT"), and
(iii) individual Business Units (the "Business Units").

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

    COSTS RELATING TO YEAR 2000. We spent approximately $223 from the beginning of 1997 through the end of 1999 on year 2000 projects and activities. Virtually all year 2000 related expenditures were funded through operations.

    SUMMARY. As of January 26, 2000, our Network, IT and Business Unit systems have not experienced any critical failures. To date, we have not experienced any disruption in our operations or impairment in our ability to bill or collect revenues relating to the year 2000. We do not expect to incur any additional year 2000 costs in 2000.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheet and that changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The standard is effective for our 2001 fiscal year though earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the consolidated financial statements would not have been material.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements", which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted for the quarter ending March 31, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S WEST Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of U S WEST Communications, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U S WEST Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations, changes in stockholder's equity and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP
Denver, Colorado,
  January 26, 2000.

                         U S WEST COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Revenues:
  Local services............................................   $7,773     $7,124     $6,280
  Access services...........................................    2,731      2,662      2,645
  Long-distance services....................................      568        779        885
  Other services............................................      392        306        273
                                                               ------     ------     ------
    Total revenues..........................................   11,464     10,871     10,083
Operating expenses:
  Employee-related expenses.................................    3,696      3,430      3,344
  Other operating expenses..................................    2,515      2,685      2,300
  Depreciation and amortization.............................    2,293      2,138      2,103
                                                               ------     ------     ------
    Total operating expenses................................    8,504      8,253      7,747
                                                               ------     ------     ------
Operating income............................................    2,960      2,618      2,336
Other expense:
  Interest expense..........................................      403        386        374
  Other expense (income)--net...............................       37         82        (56)
                                                               ------     ------     ------
    Total other expense--net................................      440        468        318
                                                               ------     ------     ------
Income before income taxes..................................    2,520      2,150      2,018
Provision for income taxes..................................      958        815        766
                                                               ------     ------     ------
Net Income..................................................   $1,562     $1,335     $1,252
                                                               ======     ======     ======

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    61    $    68
  Accounts receivable, less allowance for uncollectibles of
    $46 and $48.............................................    1,811      1,619
  Inventories and supplies..................................      211        154
  Deferred tax asset........................................      154        113
  Prepaid and other.........................................       95         61
                                                              -------    -------
Total current assets........................................    2,332      2,015
Property, plant and equipment--net..........................   16,049     14,681
Other assets--net...........................................    1,597        882
                                                              -------    -------
Total assets................................................  $19,978    $17,578
                                                              =======    =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term debt...........................................  $ 1,684    $   789
  Accounts payable..........................................    1,721      1,411
  Accrued expenses..........................................    1,560      1,383
  Advanced billings and customer deposits...................      343        326
                                                              -------    -------
Total current liabilities...................................    5,308      3,909
Long-term debt..............................................    5,408      5,154
Postretirement and other postemployment benefit
  obligations...............................................    2,462      2,458
Deferred income taxes.......................................    1,331        898
Unamortized investment tax credits..........................      161        159
Deferred credits and other..................................      588        537
Commitments and contingencies (Note 10)
Stockholder's equity:
  Common stock--one share without par value, owned by
    parent..................................................    8,140      8,080
  Cumulative deficit........................................   (3,617)    (3,617)
  Accumulated other comprehensive income....................      197         --
                                                              -------    -------
Total stockholder's equity..................................    4,720      4,463
                                                              -------    -------
Total liabilities and stockholder's equity..................  $19,978    $17,578
                                                              =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 1,562    $ 1,335    $ 1,252
Adjustments to net income:
  Depreciation and amortization.............................    2,293      2,138      2,103
  Gains on sales of local telephone exchanges...............       --         --        (77)
  Gain on sale of investment in Bellcore....................       --         --        (53)
  Asset impairment..........................................       --         35         --
  Deferred income taxes and amortization of investment tax
    credits.................................................      206        110        (23)
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (192)       (11)       (46)
  Inventories, supplies and other current assets............      (76)        28        (53)
  Accounts payable, accrued expenses and advanced
    billings................................................      300       (210)       508
  Other.....................................................      147        100        167
                                                              -------    -------    -------
Cash provided by operating activities.......................    4,240      3,525      3,778
                                                              -------    -------    -------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment..............   (3,754)    (2,566)    (2,101)
Proceeds from sales of local telephone exchanges............       --         --         67
Proceeds from sale of investment in Bellcore................       --         --         65
Proceeds from (payments on) disposals of property, plant and
  equipment.................................................      (48)       (30)        22
Other.......................................................       --        (26)       (73)
                                                              -------    -------    -------
Cash used for investing activities..........................   (3,802)    (2,622)    (2,020)
                                                              -------    -------    -------
FINANCING ACTIVITIES
Net proceeds from (repayments of) short-term debt...........      603        399       (639)
Proceeds from issuance of long-term debt....................      782        320         29
Repayments of long-term debt................................     (336)      (443)      (142)
Dividends paid on common stock..............................   (1,494)    (1,200)    (1,367)
Equity infusions from U S WEST, Inc.........................       --         63        295
                                                              -------    -------    -------
Cash used for financing activities..........................     (445)      (861)    (1,824)
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS
Increase (decrease).........................................       (7)        42        (66)
Beginning balance...........................................       68         26         92
                                                              -------    -------    -------
Ending balance..............................................  $    61    $    68    $    26
                                                              =======    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN MILLIONS)

                                                                          CUMULATIVE
                                                                         DEFICIT/OTHER
                                                               COMMON    COMPREHENSIVE
                                                               STOCK        INCOME        TOTAL
                                                              --------   -------------   --------
BALANCE, JANUARY 1, 1997....................................   $7,677       $(3,617)     $ 4,060
  Net income................................................       --         1,252        1,252
  Dividends declared........................................       --        (1,252)      (1,252)
  Equity infusions..........................................      295            --          295
  Other.....................................................       45            --           45
                                                               ------       -------      -------
BALANCE, DECEMBER 31, 1997..................................    8,017        (3,617)       4,400
                                                               ------       -------      -------
  Net income................................................       --         1,335        1,335
  Dividends declared........................................       --        (1,335)      (1,335)
  Equity infusions..........................................       63            --           63
                                                               ------       -------      -------
BALANCE, DECEMBER 31, 1998..................................    8,080        (3,617)       4,463
                                                               ------       -------      -------
  Net income................................................       --         1,562        1,562
  Other comprehensive income:
  Unrealized gains on securities............................       --           197          197
                                                               ------       -------      -------
  Total comprehensive income................................       --         1,759        1,759
  Dividends declared........................................       --        (1,562)      (1,562)
  Net transfers from U S WEST, Inc..........................       60            --           60
                                                               ------       -------      -------
BALANCE, DECEMBER 31, 1999..................................   $8,140       $(3,420)     $ 4,720
                                                               ======       =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                         U S WEST COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    INVENTORIES AND SUPPLIES. New and reusable materials are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value. Wireless inventories are carried at the lower of cost or market on a first in, first out basis.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. The majority of property, plant and equipment is depreciated using straight-line group methods. Under the group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Certain unregulated assets are depreciated using straight-line unit methods. When such depreciable property is retired or sold, the resulting gain or loss is included in income. The depreciable lives used for the major categories of property, plant, and equipment are as follows:

CATEGORY                                                      LIFE (YEARS)
--------                                                      ------------
Buildings...................................................    27 - 40
Telecommunications network equipment........................     8 - 14
Telecommunications outside plant............................     8 - 57
General purpose computers and other.........................     2 - 17

    Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $27, $25 and $20 in 1999, 1998 and 1997, respectively.

    VALUATION OF LONG-LIVED ASSETS. We assess the impairment of long-lived assets such as property, plant and equipment when changes in circumstances indicate that their carrying value may not be recoverable. If the total expected future cash flows or salvage value is less than the carrying value of the asset, a loss is recognized.

    COMPUTER SOFTWARE. On January 1, 1999, we adopted the accounting provisions required by the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, among other things,

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) requires that certain costs of internal use software, whether purchased or developed internally, be capitalized and amortized over the estimated useful life of the software.

    Capitalized computer software costs of $544 and $180 at December 31, 1999 and 1998, respectively, are recorded in property, plant and equipment and other assets--net. Amortization of capitalized computer software costs totaled $104, $82 and $78 in 1999, 1998 and 1997, respectively.

    MARKETABLE SECURITIES. All marketable securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are determined on the specific identification method and presented as a component of accumulated other comprehensive income within stockholder's equity.

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

    ADVERTISING COSTS. Costs related to advertising are expensed as incurred. Advertising expense was $226, $208 and $188 in 1999, 1998 and 1997, respectively.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment.

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

    NEW ACCOUNTING STANDARDS. On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value are generally recognized currently in earnings unless specific criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 1999, its impact on the financial statements would not have been material.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements", which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted for the quarter ending March 31, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

    RECLASSIFICATION. Certain reclassifications within the consolidated financial statements have been made to conform to the current year presentation.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Land and buildings........................................  $ 2,442    $ 2,405
Telecommunications network equipment......................   15,695     14,742
Telecommunications outside plant..........................   15,014     14,342
General purpose computers and other.......................    2,871      2,870
Construction in progress..................................    1,328        681
                                                            -------    -------
                                                             37,350     35,040
                                                            -------    -------
Less accumulated depreciation:
  Buildings...............................................      724        709
  Telecommunications network equipment....................    9,028      8,944
  Telecommunications outside plant........................    9,642      9,151
  General purpose computers and other.....................    1,907      1,555
                                                            -------    -------
                                                             21,301     20,359
                                                            -------    -------
Property, plant and equipment--net........................  $16,049    $14,681
                                                            =======    =======

    ASSET IMPAIRMENT. During 1998, we recorded a non-cash charge of $21 (net of a $14 income tax benefit) related to the impairment of certain long-lived assets associated with our video operations in Omaha, Nebraska. The impaired assets primarily consist of underground cable and hardware. Recent technological advances have permitted us to pursue and use more economical DSL technology in cable overbuild situations. Because the projected future cash flows were less than the assets' carrying value, an impairment loss was recognized in accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The amount of impairment was determined based on the net present value of the expected future cash flows of the video operations, discounted at our cost of capital. The pretax charge is recorded in "other operating expenses" within the consolidated statements of income.

    LEASING ARRANGEMENTS. Certain office facilities, real estate and equipment used in operations are under operating leases. Rent expense under operating leases for 1999, 1998 and 1997 was $227, $169, and $185, respectively. At December 31, 1999, the future minimum rental payments under noncancelable operating leases for the years 2000 through 2004 and thereafter are $138, $142, $104, $89, $104 and $453, respectively.

    SALE OF EXCHANGES. In June 1999, we entered into a series of definitive agreements to sell local-exchange telephone properties serving approximately 530,000 access lines in nine states for approximately $1,650 in cash, subject to adjustment. Approval of the sale is subject to review by federal and state regulatory agencies. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed over the next two years. We are planning the sale of approximately 270,000 additional access

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 2: PROPERTY, PLANT AND EQUIPMENT (CONTINUED) lines in New Mexico and Washington. In accordance with FAS No. 121, we ceased depreciation on the access lines in 1999.

NOTE 3: ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Employee compensation.......................................   $  318     $  326
Dividends payable to U S WEST...............................      396        328
Current portion of state regulatory liability...............       35         42
Accrued property taxes......................................      206        187
Other.......................................................      605        500
                                                               ------     ------
Total accrued expenses......................................   $1,560     $1,383
                                                               ======     ======

NOTE 4: DEBT

SHORT-TERM DEBT

    The components of short-term debt were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Commercial paper............................................   $  218      $123
Due to U S WEST.............................................      846       337
Current portion of long-term debt...........................      620       329
                                                               ------      ----
Total.......................................................   $1,684      $789
                                                               ======      ====

    The weighted-average interest rate on commercial paper was 7.14% and 5.49% at December 31, 1999 and 1998, respectively. The interest rate on the debt due to U S WEST was 7.5% at December 31, 1999 and 1998.

    We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. We enter into lines of credit as backup facilities in issuing commercial paper. We have lines of credit totaling $800 that expire in 2000. Commitment fees on the unused portion of the lines are 0.06%. As of December 31, 1999, there was no outstanding balance. To the extent we continue our commercial paper programs, we plan to renew our lines of credit.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 4: DEBT (CONTINUED)

LONG-TERM DEBT

    Interest rates and maturities of long-term debt at December 31 were as follows:

                                                                 MATURITIES
                                           ------------------------------------------------------    TOTAL      TOTAL
INTEREST RATES                               2001       2002       2003       2004     THEREAFTER     1999       1998
--------------                             --------   --------   --------   --------   ----------   --------   --------
Up to 5%.................................    $ --       $100       $ 50       $ --       $   --      $  150     $  240
Above 5% to 6%...........................      50         --         --         99          430         579        578
Above 6% to 7%...........................     133        250         43         --        1,405       1,831      2,088
Above 7% to 8%...........................      --         --         62        749        1,556       2,367      1,618
Above 8% to 9%...........................      --         --         --         --          243         243        243
Above 9% to 10%..........................      --         --         --         --           --          --        175
                                             ----       ----       ----       ----       ------      ------     ------
                                             $183       $350       $155       $848       $3,634       5,170      4,942
                                             ====       ====       ====       ====       ======
Capital lease obligations................                                                               114        121
Other....................................                                                               124         91
                                                                                                     ------     ------
Total....................................                                                            $5,408     $5,154
                                                                                                     ======     ======

    Interest paid, net of amounts capitalized, was $353, $374 and $374 for 1999, 1998 and 1997, respectively.

FINANCIAL CONTRACTS

    The following table summarizes the terms of outstanding interest rate and cross-currency swaps at December 31, 1999 and 1998. Variable rates are indexed to two- and ten-year constant maturity U.S. Treasuries. Cross-currency swaps are tied to the Swiss Franc.

                                       DECEMBER 31, 1999                              DECEMBER 31, 1998
                          --------------------------------------------   -------------------------------------------
                                                       WEIGHTED-                                      WEIGHTED-
                                                      AVERAGE RATE                                  AVERAGE RATE
                          NOTIONAL                --------------------   NOTIONAL                -------------------
                           AMOUNT    MATURITIES    RECEIVE      PAY       AMOUNT    MATURITIES   RECEIVE      PAY
                          --------   ----------   ---------   --------   --------   ----------   --------   --------
Variable to fixed.......    $ --          --            --%       --%      $155          1999      5.16%      6.24%
Cross-currency..........     133        2001            --      6.51        204     1999-2001        --       6.55

    At December 31, 1999, deferred credits of $7 and deferred charges of $49 on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

    In the event we are owed money under the swap agreements, we could be exposed to risk in the event of nonperformance by counterparties. We manage this exposure by monitoring the credit standing of the counterparties and establishing dollar and term limitations that correspond to the respective credit rating

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 4: DEBT (CONTINUED)
of each counterparty. As of December 31, 1999, we do not believe that we have any exposure to any individual counterparty.

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

    The fair values of long-term debt are based on quoted market prices where available or, if not available, are based on discounting future cash flows using current interest rates. Fair value of equity investments is based on market prices quoted by stock exchanges.

                                                                         DECEMBER 31,
                                                         ---------------------------------------------
                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CARRYING                CARRYING
                                                          VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         --------   ----------   --------   ----------
Debt (includes short-term portion).....................   $7,092      $5,649      $5,943      $6,209
Swap agreements--liabilities...........................       --         (36)         --          24
Equity investments.....................................       90         415          --          --

NOTE 6: STOCKHOLDER'S EQUITY

    OTHER COMPREHENSIVE INCOME. Components of other comprehensive income consist of the following:

                                                                1999
                                                              --------
Unrealized gains on marketable securities...................   $ 325
Income tax expense..........................................    (128)
                                                               -----
Other comprehensive income..................................   $ 197
                                                               =====

NOTE 7: EMPLOYEE BENEFITS

    PENSION PLAN.

    We participate in a defined benefit pension plan sponsored by U S WEST which covers substantially all management and occupational employees. Management benefits are based upon their salary and years of service while occupational employee benefits are based upon years of service and job classification. The projected unit credit method is used for the determination of pension cost for financial reporting purposes and the aggregate cost method for funding purposes. Net pension credits for 1999, 1998 and 1997 were $116, $83 and $29, respectively. No pension funding was required in 1999, 1998 or 1997.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 7: EMPLOYEE BENEFITS (CONTINUED)
    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.

    We participate in plans sponsored by U S WEST which provide certain health care and life insurance benefits to retired employees. We use the projected unit credit method for the determination of postretirement medical and life costs for financial reporting purposes. Net postretirement benefit costs for 1999, 1998 and 1997 were $128, $149, and $160, respectively. The amount funded by us is based on regulatory accounting requirements.

NOTE 8: INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Federal:
  Current...................................................    $661       $614       $680
  Deferred..................................................     170        101        (16)
  Investment tax credits--net...............................     (15)       (14)       (15)
                                                                ----       ----       ----
                                                                 816        701        649
State and local:
  Current...................................................      91         91        109
  Deferred..................................................      51         23          8
                                                                ----       ----       ----
                                                                 142        114        117
                                                                ----       ----       ----
Provision for income taxes..................................    $958       $815       $766
                                                                ====       ====       ====

    We paid $650, $642 and $797 for income taxes in 1999, 1998 and 1997, respectively.

    The effective tax rate differs from the statutory tax rate as follows:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                       (IN PERCENT)
Federal statutory tax rate..................................    35.0       35.0       35.0
Investment tax credit amortization..........................    (0.4)      (0.4)      (0.5)
State income taxes--net of federal effect...................     3.7        3.4        3.7
Other.......................................................    (0.3)      (0.1)      (0.2)
                                                                ----       ----       ----
Effective tax rate..........................................    38.0       37.9       38.0
                                                                ====       ====       ====

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 8: INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Property, plant and equipment...............................   $1,941     $1,630
State deferred taxes--net of federal effect.................      256        205
Investments.................................................      114         --
Other.......................................................       35         44
                                                               ------     ------
  Deferred tax liabilities..................................    2,346      1,879
                                                               ------     ------
Postretirement benefits, net of pension.....................      677        659
Unamortized investment tax credit...........................       56         56
State deferred taxes--net of federal effect.................      128        120
Other.......................................................      308        259
                                                               ------     ------
  Deferred tax assets.......................................    1,169      1,094
                                                               ------     ------
Net deferred tax liability..................................   $1,177     $  785
                                                               ======     ======

    At December 31, 1999 and 1998, we had outstanding taxes payable to U S WEST of $191 and $90, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

    We purchase various services from affiliated companies. We also provide various services to affiliated companies. The amount paid and received for these services is determined in accordance with the Federal Communications Commission and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $683, $654 and $566 in 1999, 1998 and 1997, respectively. The total amount of revenues derived from affiliated companies was $172, $111 and $85 in 1999, 1998 and 1997, respectively.

    It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

    BELL COMMUNICATIONS RESEARCH, INC. ("BELLCORE"). Charges relating to research, development and maintenance of existing technologies performed by Bellcore, in which we had a one-seventh ownership interest, were $118 in 1997.

    In 1997, we sold our interest in Bellcore. We received cash proceeds of $65 and recorded an after-tax gain of $32. Bellcore, now name Telcordia, continues to provide research and development and other services to us on a contract basis.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 10: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of December 31, 1999, we have a remaining commitment of $48 to be paid in a combination of cash and services through 2004.

CONTINGENCIES

    REGULATORY CONTINGENCIES. On May 1, 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely our alternative form of regulation ("AFOR") plan and it then undertook a review of our earnings. In May 1997, the OPUC ordered us to reduce its annual revenues by $97, effective May 1, 1997, and to issue a one-time refund, including interest, of approximately $102 to reflect the revenue reduction for the period May 1, 1996 through April 30, 1997. This one-time refund for interim rates became subject to refund when our AFOR plan was terminated on May 1, 1996.

    We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request for a stay, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998. In light of the settlement discussed below, the appellate court remanded the matter back to the OPUC.

    On September 9, 1999, the Company and the OPUC staff reached a tentative settlement agreement whereby we would refund approximately $247 and provide ongoing rate reductions of $63. A hearing on the propriety of the proposed settlement was held by the OPUC, and that agency is expected to issue its decision sometime during March 2000. We have reserved for the proposed refunds.

    In December 1999, the Colorado Public Utilities Commission decided to fine us $13 for violations of service quality rules between January 1998 and April 1999, although a written order has not yet been issued. We have reserved for this fine.

    We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business. We will continue to monitor and evaluate the risks associated with its local regulatory jurisdictions.

    OTHER CONTINGENCIES. On October 1, 1999, a Fifth Amended Class Action Complaint was filed against U S WEST and the Company purportedly on behalf of 220,000 customers in the State of Colorado. The complaint alleges, inter alia, that from 1993 to the present, U S WEST and the Company, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaint alleges that U S WEST and the Company misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages. U S WEST and the Company intend to vigorously defend this action.

    The New Mexico Public Regulatory Commission has ordered an interim rate reduction of $29, but the Commission stayed the implementation of its order. Permanent resolution of this matter is expected during 2000.

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)
    We are subject to other legal proceedings and claims that arise in the ordinary course of business. Although there can be no assurance of the ultimate disposition of these matters, it is management's opinion, based upon the information available at this time, that the expected outcome, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations or financial position.

NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------
1999
Operating revenues..........................   $2,788     $2,843     $2,907     $2,926
Income before income taxes..................      585        633        662        640
Net income..................................      369        387        411        395
1998
Operating revenues..........................   $2,668     $2,692     $2,736     $2,775
Income before income taxes..................      607        454        579        510
Net income..................................      374        276        360        325

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

    Following is a breakout of our segments, which has been extracted from the financial statements of U S WEST, Inc. Separate segment data is not provided to our chief operating decision maker for U S WEST Communications, Inc. Certain revenue and expenses of U S WEST, Inc. are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes our corporate expenses. Asset information by segment is not provided to our chief operating decision maker. The communications and related services

                         U S WEST COMMUNICATIONS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN MILLIONS)

NOTE 12: SEGMENT INFORMATION (CONTINUED) column represents a total of the retail services, wholesale services and network services segments. As a result of regulatory actions and changes in internal reporting, the classification of certain operating revenues and expenses has changed during 1999, 1998 and 1997. It has not been practicable to restate 1997 results to conform to the current year's presentation. Accordingly, the operating revenues and margins may not be comparable for each year.

                                                              TOTAL
                                                          COMMUNICATIONS
                         RETAIL    WHOLESALE   NETWORK     AND RELATED                RECONCILING   CONSOLIDATED
                        SERVICES   SERVICES    SERVICES      SERVICES       OTHER        ITEMS         TOTAL
                        --------   ---------   --------   --------------   --------   -----------   ------------
1999
Operating revenues....   $9,022     $2,871     $   242        $12,135       $  --       $  (671)       $11,464
Margin................    6,111      2,157      (2,793)         5,475        (116)       (2,839)         2,520(1)
Capital
 expenditures.........      587(2)     111       3,473          4,171          (1)         (143)         4,027
1998
Operating revenues....    8,556      2,590         214         11,360          --          (489)        10,871
Margin................    6,194      1,908      (2,776)         5,326        (234)       (2,942)         2,150(1)
Capital
 expenditures.........      362(2)      --       2,376          2,738         125          (297)         2,566
1997
Operating revenues....    7,893      2,609         163         10,665          --          (582)        10,083
Margin................    5,940      2,176      (2,738)         5,378        (396)       (2,964)         2,018(1)
Capital
 expenditures.........      340(2)      --       2,214          2,554          89          (542)         2,101

------------------------------

(1) Represents income before income taxes. Adjustments that are made to the total of the segments' income in order to arrive at income before income taxes include the following:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Costs and adjustments to reconcile segment data to the
  consolidated total:
Separation costs............................................   $   --     $   94     $   --
Asset impairment charge.....................................       --         35         --
Regulatory charges..........................................       --         --        230
Other expense--net..........................................      440        468        318
Taxes other than income taxes...............................      377        356        406
Other charges applicable to U S WEST, Inc...................     (271)      (149)       (93)
Depreciation and amortization...............................    2,293      2,138      2,103
                                                               ------     ------     ------
                                                               $2,839     $2,942     $2,964
                                                               ======     ======     ======

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to these services are included in network services capital expenditures.

    In addition to the operating revenues disclosed above, intersegment operating revenues of the retail services segment were $87, $28 and $30 for 1999, 1998 and 1997, respectively. Intersegment operating revenues of the network services segment were $60, $70 and $64 for 1999, 1998 and 1997, respectively.

    SIGNIFICANT CONCENTRATIONS. At December 31, 1999, 74% of our employees were represented by unions.

                         U S WEST COMMUNICATIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                                           BALANCE AT                CHARGED TO                BALANCE AT
                                           BEGINNING    CHARGED TO     OTHER                     END OF
                                           OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Allowance for uncollectibles:
  1999...................................      $48         $118(1)      $ --         $ 120(2)     $ 46
  1998...................................       50          113(1)        --           115(2)       48
  1997...................................       37          101(1)        --            88(2)       50

------------------------------

(1) Does not include amounts charged directly to expense. These amounts were $2, $5 and $8 for 1999, 1998 and 1997, respectively.

(2) Represents credit losses written off during the period, less collection of amounts previously written off.

                                           BALANCE AT                CHARGED TO                BALANCE AT
                                           BEGINNING    CHARGED TO     OTHER                     END OF
                                           OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Allowance for obsolete inventory:
  1999...................................      $--          $ 4          $--          $--          $ 4
  1998...................................       --           --           --           --           --
  1997...................................       --           --           --           --           --