Form 10-Q
period 2000-03-31
U S WEST COMMUNICATIONS INC
filed 2000-05-15
CIK 68622

================================================================================

                                           UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                             FORM 10-Q

  (Mark One)
                    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                                  Securities Exchange Act of 1934

                           For the Quarterly Period Ended March 31, 2000

                                                OR

                   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                                  Securities Exchange Act of 1934

                         For the transition period from _______ to _______
                                   Commission File Number 1-3040


                                   U S WEST Communications, Inc.
                       (Exact name of registrant as specified in its charter)


             A Colorado Corporation                                                      84-0273800
            ------------------------                                                    ------------
 (State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
                of organization)

                          1801 California Street, Denver, Colorado 80202
                       (Address of principal executive offices and zip code)
                                  Telephone Number (303) 672-2700
                        (Registrant's telephone number, including area code)
                                            ___________

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

                                              U S WEST communications, Inc.
                                                        Form 10-Q

                                                    TABLE OF CONTENTS


  Item                                                                                                      Page
                                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Consolidated Statements of Income -
                          Three months ended March 31, 2000 and 1999.....................................      3

                  Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999..........................................      4

                  Consolidated Statements of Cash Flows -
                           Three months ended March 31, 2000 and 1999....................................      5

                   Notes to Consolidated Financial Statements............................................      6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................     10

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk......................................................................     16

                                            PART II - OTHER INFORMATION

   1.      Legal Proceedings.............................................................................     20

   5.      Recent Developments...........................................................................     20

   6.      Exhibits and Reports on Form 8-K..............................................................     20

                                               U S WEST Communications, Inc.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                   (dollars in millions)
                                                        (unaudited)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                   -----------------------------

                                                                                                       2000            1999

            Revenues:
                  Local services................................................................       $2,045        $1,871
                  Access services...............................................................          710           672
                  Long-distance services........................................................          106           171
                  Other services................................................................           90            74
                                                                                                   -------------   -------------
                     Total revenues.............................................................        2,951         2,788
                                                                                                   -------------   -------------

            Operating expenses:
                  Employee-related expenses.....................................................          802           893
                  Other operating expenses......................................................          777           624
                  Depreciation and amortization.................................................          564           585
                                                                                                   -------------   -------------
                     Total operating expenses...................................................        2,143         2,102
                                                                                                   -------------   -------------

            Operating income....................................................................          808           686
            Other expense:
                  Interest expense..............................................................          119            89
                  Other expense-net.............................................................            6            12
                                                                                                   -------------   -------------

                     Total other expense-net....................................................          125           101
                                                                                                   -------------   -------------

            Income before income taxes..........................................................          683           585
            Provision for income taxes..........................................................          258           216
                                                                                                   -------------   -------------

            Net income..........................................................................         $425          $369
                                                                                                   =============   =============




The accompanying notes are an integral part of the consolidated financial statements.

                                              U S WEST Communications, Inc.
                                               CONSOLIDATED BALANCE SHEETS
                                                  (dollars in millions)

                                                                                                         March 31,      December 31,
                                                                                                           2000              1999
                                                                                                       (unaudited)

                   ASSETS
                   Current assets:
                         Cash and cash equivalents................................................            $66               $61
                         Accounts receivable, less allowance for uncollectibles  of
                            $52 and $48, respectively.............................................          1,765             1,811
                         Inventories and supplies.................................................            217               211
                         Deferred tax assets......................................................            141               154
                         Prepaid and other........................................................            147                95
                                                                                                     ----------------     ----------

                   Total current assets...........................................................          2,336             2,332
                   Property, plant and equipment-net..............................................         16,546            16,049
                   Other assets-net...............................................................          1,478             1,597
                                                                                                     ----------------     ----------

                   Total assets...................................................................        $20,360           $19,978
                                                                                                     ================     ==========


                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   Current liabilities:
                         Short-term debt..........................................................         $2,393            $1,684
                         Accounts payable.........................................................          1,576             1,721
                         Accrued expenses.........................................................          1,541             1,560
                         Advance billings and customer deposits...................................            352               343
                                                                                                     ----------------     ----------


                   Total current liabilities......................................................          5,862             5,308
                   Long-term debt.................................................................          5,464             5,408
                   Postretirement and other postemployment benefit obligations....................          2,406             2,462
                   Deferred income taxes..........................................................          1,360             1,331
                   Unamortized investment tax credits.............................................            159               161
                   Deferred credits and other.....................................................            606               588

                   Commitments and Contingencies

                   Stockholder's equity:
                         Common stock-one share without par value, owned by parent................          8,134             8,140
                         Cumulative deficit.......................................................         (3,631)           (3,617)
                         Accumulated other comprehensive income...................................              -               197
                                                                                                     ----------------     ----------

                   Total stockholder's equity.....................................................          4,503             4,720
                                                                                                     ----------------     ----------

                   Total liabilities and stockholder's equity.....................................        $20,360           $19,978

                                                                                                     ================     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                             U S WEST Communications, Inc.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (dollars in millions)
                                                      (unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                            ------------------------------
                                                                                                2000             1999

OPERATING ACTIVITIES
Net income................................................................................       $425             $369
   Adjustments to net income:
      Depreciation and amortization.......................................................        564              585
      Deferred income taxes and amortization of investment tax credits....................         79               31
   Changes in operating assets and liabilities:
      Accounts receivable.................................................................         46               37
      Inventories, supplies and other current assets......................................        (48)             (86)
      Accounts payable, accrued expenses and advance billings.............................        (53)             145
      Other...............................................................................        (59)             (68)
                                                                                            --------------  --------------
      Cash provided by operating activities...............................................        954            1,013
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment.........................................     (1,229)            (730)
   Payments on disposals of property, plant and equipment.................................         (9)              (8)
                                                                                            --------------  --------------
   Cash used for investing activities.....................................................     (1,238)            (738)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt......................................................        717              216
   Repayments of long-term debt...........................................................        (32)            (181)
   Dividends paid on common stock.........................................................       (396)            (328)
                                                                                            --------------  --------------

   Cash provided by (used for) financing activities.......................................        289             (293)
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase (decrease)....................................................................          5              (18)
   Beginning balance......................................................................         61               68
                                                                                            --------------  --------------

   Ending balance.........................................................................        $66              $50
                                                                                            ==============  ==============



The accompanying notes are an integral part of the consolidated financial statements.

                                            U S WEST Communications, Inc.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      For the three months ended March 31, 2000
                                                (dollars in millions)
                                                     (unaudited)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of U S WEST Communications, Inc. (the "Company") and its wholly owned subsidiaries. We are a wholly owned subsidiary of U S WEST, Inc. ("U S WEST").

     The consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and, therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of March 31, 2000 and for all periods presented. The statements are subject to year-end audit adjustment. A description of our accounting policies and other financial information are included in the audited consolidated financial statements filed with the Securities and Exchange Commission in our Form 10-K for the year ended December 31, 1999. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.


NOTE 2:  SEGMENT INFORMATION

     We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, including wireless services, data services and long-distance services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications-network to competitive local exchange carriers. Our network services segment provides access to our telecommunications-network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

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


                                                         Total
                                                    Communications
                                                          and
                     Retail    Wholesale    Network    Related                 Reconciling   Consolidated
                    Services    Services    Services    Services     Other        Items          Total
Three Months Ended
March 31,
      2000

Revenues.........    $2,324        $747         $74      $3,145          $-       $(194)       $2,951
Margin...........     1,469         581        (661)      1,389          25        (731)(1)       683
Capital
   expenditures..       154(2)       24       1,050       1,228           2          (2)        1,228
      1999
Revenues.........    $2,169        $691         $50      $2,910          $-       $(122)       $2,788
Margin...........     1,505         530        (685)      1,350         (35)       (730) (1)      585
Capital
   expenditures..    111(2)          31         638         780           -         (50)          730



____________________

(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                                                Three Months Ended March 31,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    -------------------

     Taxes other than income taxes...................................            $106                    $87
     Depreciation and amortization...................................             564                    585
     Interest expense................................................             119                     89
     Other amounts applicable to U S WEST............................             (64)                   (43)
     Other expense-net...............................................               6                     12
                                                                          -------------------    -------------------
                                                                                 $731                   $730
                                                                          ===================    ===================

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to those services are included in network services capital expenditures.

In addition to the revenues disclosed above, intersegment revenues were:

                                                                        Three Months Ended March 31,
                                                                       -------------------------------

                                                                           2000              1999


            Retail services...........................................       $24                $6
            Wholesale services........................................        19                 7
            Network services..........................................        16                17




NOTE 3:  COMMITMENTS AND CONTINGENCIES

Commitments

     We have entered into an agreement with Olympic Properties of the United States to sponsor the 2002 Salt Lake City Winter Olympics and the U.S. Olympic Teams through 2004. As of March 31, 2000, we have a remaining commitment of $48 to be paid in a combination of cash and services through 2004.

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

     We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request, pending a full review of the OPUC's order. On February 19, 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals on March 19, 1998, and the appeal remains pending. We continue to charge interim rates, subject to refund, during the pendency of that appeal.

     On September 9, 1999, the Company and OPUC staff reached a tentative settlement agreement whereby we would refund approximately $270 to current and former Oregon customers of USWC and issue temporary bill credits of $63 annually until the OPUC sets final rates. On April 14, 2000, the OPUC announced its acceptance of the settlement agreement. We have reserved for the proposed refund.

     In December 1999, the Colorado Public Utilities Commission decided to levy reparations against us of $13 for violations of service quality rules between January 1998 and April 1999, although a final written order has not yet been issued. We have reserved for these reparations.

     The New Mexico Public Regulation Commission has ordered an interim annual rate reduction of approximately $29, effective February 15, 2000. Permanent resolution of this matter is expected during 2000.

     We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business. We will continue to monitor and evaluate the risks associated with its local regulatory jurisdiction.

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

     On April 26, 2000, a Class Action Complaint was filed against U S WEST and the Company purportedly on behalf of 100,000 customers in the State of New Mexico. The complaint alleges, inter alia, that from 1993 to the present, U S WEST and the Company, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaint alleges that U S WEST and the Company misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaint seeks compensatory damages for purported class members, disgorgement of profits and punitive damages. U S WEST and the Company intend to vigorously defend this action.

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


NOTE 4:  Merger Agreement

     In July 1999, U S WEST entered into an agreement to merge with Qwest Communications International Inc. The Boards of Directors of both Qwest and U S WEST and their stockholders approved the proposed merger. The merger is subject to federal and state regulatory approvals without significant conditions and other customary closing conditions.

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

     o acceleration of the deployment of advanced new services and/or advanced new services to customers, such as broadband data, wireless (including the purchase of spectrum licenses) and video services, which would require substantial expenditure of financial and other resources,

     o changes in economic conditions in the various markets served by our operations;

     o higher than anticipated start-up costs associated with new business opportunities;

     o delays in our ability to begin offering interLATA long-distance services;

     o timing, cost and consumer acceptance of broadband services, including telephony, data, video and wireless services;

     o delays in the development of anticipated technologies, or the failure of such technologies to perform according to expectations; and

     o    timing  and  completion  of  U S WEST's  announced  merger  with Qwest
          Communications   International   Inc.  ("Qwest")  and  the  subsequent
          integration of the businesses of the two companies.

     These cautionary statements should not be construed as an exhaustive list or as any admission by us regarding the adequacy of the disclosures made by us. We cannot always predict or determine after the fact what factors would cause actual results to differ materially from those indicated by our forward-looking statements or other statements. In addition, you are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends," or the like to be uncertain and forward-looking. All cautionary statements should be read as being applicable to all forward-looking statements wherever they appear.

     We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur.

Results of Operations

Three Months Ended March 31, 2000 Compared with 1999

     Net income increased by $56, or 15.2% to $425 for the quarter ended March 31, 2000. We experienced a 5.8% increase in revenues for the three months ended March 31, 2000 over the comparable 1999 period. The increase was partially offset by an increase in expense to support our growth initiatives, enhanced customer service and improve our network.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

Revenues

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ------------------------
                                                                      2000        1999          Increase
                                                                     -----       ------         --------

       Local services revenues...................................    $2,045      $1,871      $174     9.3%



     Local services revenues. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges ("SLCs"), MegaBit data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging and installation and connection charges. State public service commissions regulate most local service rates.

     Local services revenues increased primarily due to greater sales of wireless and calling services. Wireless services accounted for $66 and calling services accounted for $23 of the revenue increase. Increased demand for basic monthly services, including second line installations, accounted for $25 of the revenue increase over the quarter ended March 31, 1999. Reductions in regulatory rate changes added $17 to the revenue growth. Also contributing to the revenue growth were greater revenues from LNP charges, interconnection revenue, SLCs, paging services and increases in the subscriber base of our Megabit data services.

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                      ------      ------        --------


      Access services revenues...................................      $710        $672       $38      5.7%



     Access services revenues. Access services revenues are derived primarily from charging interexchange carriers ("IXCs"), such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     Increased demand for private line and special access services, as well as demand from IXCs resulted in a $74 increase for the quarter ended March 31, 2000. Access minutes of use increased 4.7% for the three months ended March 31, 2000. Offsetting demand increases were FCC and state mandated rate reductions aggregating $36 primarily relating to access reforms.

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                     2000        1999          Decrease
                                                                    ------      ------         --------

     Long-distance services revenues.............................    $106        $171      $(65)    (38.0)%




     Long-distance services revenues. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decrease in long-distance services revenues for the three months ended March 31, 2000 was primarily attributable to greater competition and strategic price reductions resulting in revenue declines of $57. Mandated rate reductions of $10 for the three months ended March 31, 2000 also contributed to the revenue decrease.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 10.


                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                      ------      ------        --------

     Other services revenues......................................      $90         $74       $16     21.6%



     Other services revenues. Other services revenues include billing and collection services for IXCs, collocation services for other competitive local exchange carriers ("CLECs") and sales of customer equipment. The increase for the three months ended March 31, 2000 were primarily attributable to billing and collection revenues.

Operating Expenses

                                                                   Three Months Ended
                                                                       March 31,
                                                                 -----------------------
                                                                    2000        1999          Decrease
                                                                   ------      ------         --------

     Employee-related expenses................................      $802        $893      $(91)     (10.2)%



     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses decreased primarily due to improvements in benefit-related costs, primarily in our pension plan, mainly attributable to favorable returns on pension plan assets. Pension credits were $69 in the first quarter of 2000 compared to $19 in the first quarter of 1999. We anticipate our pension credit for the remaining quarters in 2000 will be consistent with our first quarter's experience. Partially offsetting the decrease in expenses was increased employee levels related to growth in several sectors of the business, primarily wireless and data communications. Additionally, increased commitments towards improving customer services, including responding to requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also offset the decrease in employee-related expenses. The number of employees increased from 47,007 at the end of the first quarter of 1999 to 48,406 at March 31, 2000. We anticipate that employee-related expenses will be higher in the quarter in which the Qwest merger closes, due to retention initiatives (awards and bonuses) associated with the consummation of the merger. See "Special Note Regarding Forward-Looking Statements" on page 10.


                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                      ------      ------        --------

     Other operating expenses......................................    $777        $624      $153     24.5%



     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, and other selling, general and administrative costs. The increase in other operating expenses for the quarter ended March 31, 2000, was primarily attributable to the following:

     o    increased   costs  of  product  sales   associated   with  our  growth
          initiatives, including wireless handset costs,

     o    higher property taxes, and

     o increased provision for uncollectibles, primarily attributable to increased wireless revenues.

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                      2000        1999         Decrease
                                                                     ------      ------        --------

     Depreciation and
       amortization expense......................................     $564        $585      $(21)    (3.6)%



     Depreciation and amortization expense. The decrease in depreciation and amortization expense was attributable to the cessation of depreciation, beginning in April 1999, associated with access lines that are intended to be sold. Additionally, in 1999, we accelerated and fully depreciated certain assets due to changes in technology. Offsetting the decrease in expense was an increase in depreciation and amortization expense due to higher overall property, plant and equipment balances resulting from continued investment in our network.

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                      ------      ------        --------

     Other expense-net...........................................      $125        $101       $24     23.8%

     Other expense-net. Interest expense was $119 for the first quarter of 2000 compared to $89 for the first quarter of 1999. The increase was due to higher average debt balances to fund growth initiatives.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 2 to the consolidated financial statements.

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                                               Increase
                                                                      2000        1999        (Decrease)
                                                                     ------      ------       ----------

     Segment margin results:
     Retail segment.............................................    $1,469       $1,505    $(36)       (2.4)%
     Wholesale segment..........................................       581          530       51        9.6
     Network segment............................................      (661)        (685)      24        3.5



     Margin from the retail services segment decreased for the three months ended March 31, 2000 from the comparable prior period due to increased operating expenses. Revenue from the retail services segment increased 7.1% for the three months ended March 31, 2000 over the comparable 1999 period, primarily due to growth in local services revenues. The revenue increase was more than offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margin from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margin from the network services segment increased for three months ended March 31, 2000, due to greater levels of spending on network enhancements, partially offset by expenditures to support growth in both retail and wholesale services segments.

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                       2000        1999         Increase
                                                                      ------      ------        --------

     Provision for income taxes..................................      $258        $216       $42     19.4%



Provision  for  income   taxes.   The  provision  for  the  three  months  ended
March 31, 2000 of $258 increased from the provision for 1999 of $216 due to a corresponding increase in income before income taxes.

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

     As of March 31, 2000 and December 31, 1999, approximately $721 and $218, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of 1% in commercial paper rates would not have had a material effect on our earnings. As of March 31, 2000 and December 31, 1999, we also had $515 and $522, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of March 31, 2000 and December 31, 1999, we had also entered into cross-currency swaps with notional amounts of $133. The cross-currency swaps synthetically transform $90 and $94 of Swiss Franc borrowings at March 31, 2000 and December 31, 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     Other assets at December 31, 1999 included marketable equity securities recorded at fair value of $334 including net unrealized gains of $325. The securities have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity securities by $33. We transferred the marketable securities we held at December 31, 1999 to another wholly owned subsidiary of U S WEST.

Recent Regulatory Developments

     Access Reform. In its access reform order, the FCC mandated a substantial restructuring of interstate access pricing beginning July 1, 1997 and continuing through 2001. A significant portion of the services that were sold using minutes-of-use pricing are now being charged using a combination of minutes-of-use rates, flat-rate presubscribed interexchange carrier charges ("PICCs") and SLCs. These changes generally improve the pricing structure for our competitive services.

     The access reform order also continued to allow information service providers and purchasers of unbundled network elements ("UNEs") to avoid access charges. This remains a problem as the volume of information service-related usage continues to increase without an associated increase in revenues.

     In 2000, the incumbent local exchange carriers ("ILECs") and MCI WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with CLECs until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our payment obligation for Internet traffic.

     Pending before the FCC are several proposals for access reform, including reducing interstate rates to remove universal service support, changing the rate structure for switched access to a flat rated structure, changing the general access structure including the removal of the productivity factor, eliminating the PICC for single line customers and a U.S. Court of Appeals remanded review of the productivity factor. Action on these items is expected by mid-2000. Adoption of access reform proposals could result in significant reductions in our interstate revenues. There is no assurance that such reductions would be offset by increases in other rates.

     Court Remand of 6.5% Productivity Factor. In 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. The FCC proposed three alternative approaches to determining a new productivity factor and asked whether it should be applied retroactively. We expect the FCC to issue its order by June 2000. This issue is also being addressed in conjunction with the access reform proposals. If the FCC does not resolve this issue in conjunction with access reform, it may adopt a new higher productivity factor or modified formula which could materially reduce our interstate access charges.

     Advanced Telecommunications Services. In March 2000, the District of Columbia U.S. Court of Appeals partially vacated and remanded back to the FCC its order establishing expanded collocation requirements for both conventional voice and advanced services. We have also appealed the December 1999 FCC order requiring that line sharing be provided as an UNE. Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. Previously, CLECs purchased a separate loop to provision advanced services. In March 2000, the Company and GTE appealed the FCC's December 1999 order on remand concerning the application of the unbundling requirement to the provision of advanced services. We believe the 1996 Telecommunications Act did not contemplate applying unbundling requirements to advanced services.

     InterLATA Long-Distance Entry. We filed applications to enter the interLATA long-distance business in Arizona, Colorado, Nebraska, Washington and Oregon amd continue to work with the state public utility commissions ("PUCs") in those states to gain approval. We are addressing operational support system issues on a regional basis and have agreed to participate in regional testing. In February 2000, we filed notices of our intention to file entry applications with our remaining state PUCs for their review and expect to file actual applications in all states by the end of 2000, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements" on page 13.

     Universal Service Fees. In the first quarter of 2000, we appealed two October 1999 FCC companion orders implementing a new universal service fund for non-rural ILECs. The orders adopted a forward-looking cost model and determined that an ILEC's costs at a study area (usually statewide) level must be greater than 135% of the nationwide average to collect from the federal fund. As a part of these orders, the FCC included a "hold harmless" provision. This provision allows ILECs whose collections would otherwise decrease, to continue collecting support using current methods for an indefinite period of time. The FCC will determine the phase-out period for these collections in 2000. Because of regulatory uncertainty regarding, among other things, the duration of the "hold harmless" provision, we are currently unable to accurately estimate our federal high cost support for 2000. In 2000, we will receive federal high cost support for six states under the "hold harmless" provisions. The FCC has stated that non-rural carriers should look to the states to make up some or all of the shortfall in universal service support. We are in the process of seeking additional support from the states, but the likelihood of success and the amount of state support are as yet uncertain.

     Number Pooling. In March 2000, the FCC issued an order substantially changing the way telephone numbers are allocated among carriers in order to avoid the premature exhaustion of telephone numbers in North America. This new approach must be in place by mid-2001 in our region and will require significant modifications to operational support systems and switch software with costs exceeding $100. The FCC has issued a further notice of proposed rulemaking to determine how ILECs may recover these costs in a competitively neutral way.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 2000, its impact on the consolidated financial statements would not have been material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The Bulletin is required to be adopted by June 30, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                                                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 3: "Commitments and Contingencies" - to the consolidated financial statements.

Item 5.  Recent Developments

     Debt Exchange Offer. In November 1999, the Company issued $750,000,000 principal amount of 7.20% Notes ("old 7.20% Notes") to certain initial purchasers in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). In accordance with the terms of a registration rights agreement, on March 27, 2000, the Company offered to exchange 7.20% Notes for old 7.20% Notes. That exchange offer is anticipated to close in early May 2000. The Company used the net proceeds from the sale of the old 7.20% Notes to repay a portion of its commercial paper indebtedness and for general corporate purposes.

     Commercial Paper Credit Facility. On May 5, 2000, U S WEST, Inc., U S WEST Capital Funding, Inc. ("Capital Funding"), and the Company executed a $4 billion 364-Day Credit Agreement with the banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, Co-Joint Lead Arrangers and Bookrunners; Salomon Smith Barney, Inc., Chase Securities Inc. and Commerzbank AG, Co-Arrangers; Bank of America, N.A., Syndication Agent; and Citibank, N.A., and The Chase Manhattan Bank, Co-Documentation Agents, to refinance and replace the Company's existing credit facilities. The new $4 billion replacement credit facility, along with existing credit facilities, provide credit support for Capital Funding's and the Company's commercial paper programs.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.

(2-A) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company (incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No. 1-3040).

(2-B) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone Company (incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040).

(3-A) Restated Articles of Incorporation of the Registrant (incorporated herein by this reference to Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

(3-B) Bylaws of the Registrant, as amended (incorporated herein by this reference to Exhibit 3b to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

4 No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(4-A.3) Registration Rights Agreement, dated October 26, 1999, between U S WEST Communications, Inc. and the initial purchasers named therein (Exhibit 4a to Form 10-K for the period ended December 31, 1999, File No. 1-3040).

(4-B)     Indenture,  dated as of  October  15,  1999,  by and  between U S WEST
          Communications, Inc. and Bank One Trust Company, NA as Trustee (Exhibit 4b to Form 10-K for the period ended December 31, 1999, File No. 1-3040). The form or forms of debt securities with respect to each particular series of debt securities registered hereunder will be filed as an exhibit to a Current Report on Form 8-K of U S WEST Communications, Inc. and incorporated herein by reference.

(10-A) Reorganization and Divestiture Agreement, dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., and certain of their affiliated companies, including The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-B) Shared Network Facilities Agreement, dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and Telegraph Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-C) Agreement Concerning Termination of the Standard Supply Contract, effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-D) Agreement Concerning Certain Centrally Developed Computer Systems, effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-E) Agreement Concerning Patents, Technical Information and Copyrights, effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-F) Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements, dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10-G) Agreement Concerning Trademarks, Trade Names and Service Marks, effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corporation, Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation, Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1984, File No. 1-3040).

(10-H)    Shareholders'  Agreement,   dated  as  of  January 1,   1988,  between
          Ameritech Services, Inc., Bell Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company, Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit 10h to Form SE dated March 5, 1992, File No. 1-3040).

(10-I) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc. (Exhibit 99-B to Form 8-K dated June 17, 1999, File No. 1-3040).

(10-J) 364-Day $800 Million Credit Agreement dated May 19, 1999, with the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent. (Exhibit 10-J to Form 10-Q for the period ended June 30, 1999, File No. 1-3040).

(10-K) Amendment No. 1 to Credit Agreement, dated as of June 11, 1999, to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1999, among the Company, U S WEST, Inc., the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent. (Exhibit 10-K to Form 10-Q for the period ended June 30, 1999, File No. 1-3040).

10-L 364-Day $4.0 Billion Credit Agreement dated as of May 5, 2000, among U S WEST Capital Funding, Inc., the Company and U S WEST, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent.

27        Financial Data Schedule
___________________
( )       Previously filed.


(b) Reports on Form 8-K filed during the first quarter of 2000 and through the filing of this Form 10-Q.

(i) Form 8-K, dated February 11, 2000, providing notification of the release of the fourth quarter 1999 earnings of the Company.

(ii) Form 8-K, dated April 28, 2000, providing notification of the release of the first quarter 2000 earnings of the Company.

(iii) Form 8-K, dated April 28, 2000, providing notification of a press release announcing that the Company had extended its exchange offer for $750 million of 7.20% Notes due November 1, 2004.

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

May 12, 2000