Form 10-Q
period 2000-06-30
U S WEST COMMUNICATIONS INC
filed 2000-08-11
CIK 68622

================================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
-------------------------------------------------------------------------------
                           Washington, D.C. 20549

                                 FORM 10-Q

 (Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarterly Period Ended June 30, 2000

                                    OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the transition period from _______ to _______
                          Commission File Number 1-3040

                              Qwest Corporation
                     (formerly U S WEST Communications, Inc.)

                    Colorado                                        84-0273800
 (State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
                of organization)

                  1801 California Street, Denver, Colorado 80202
               (Address of principal executive offices and zip code)
                         Telephone Number (303) 992-1400
                (Registrant's telephone number, including area code)
                                   ___________

     THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF Qwest Communications International Inc., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                           Qwest Corporation
                              Form 10-Q

                            TABLE OF CONTENTS

  Item                                                                          Page
                     PART I - FINANCIAL INFORMATION
   1.      Financial Statements

                  Condensed Consolidated Statements of Income -
                          Three and six months ended June 30, 2000 and 1999.....   3

                  Condensed Consolidated Balance Sheets -
                           June 30, 2000 and December 31, 1999..................   4

                  Condensed Consolidated Statements of Cash Flows -
                           Six months ended June 30, 2000 and 1999..............   5

                   Notes to Condensed Consolidated Financial Statements.........   6

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  10

   3.      Quantitative and Qualitative Disclosures
                  About Market Risk.............................................  15

                                            PART II - OTHER INFORMATION

   1.      Legal Proceedings....................................................  18

   6.      Exhibits and Reports on Form 8-K.....................................  18

           Signature Page.......................................................  23

                                  Qwest Corporation
                     Condensed Consolidated Statements of Operations
                                (dollars in millions)
                                     (unaudited)


                                                              Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                                  2000            1999               2000             1999
                                                                 -----           -----              -----            -----

Revenues:
    Local services.......................................       $2,074          $1,930             $4,119           $3,802
    Access services......................................          735             685              1,445            1,356
    Long-distance services...............................           96             150                202              321
    Other services.......................................          117              77                207              151
                                                                -----------     ------------       ------------     -----------
Total revenues....................................               3,022           2,842              5,973            5,630
                                                                -----------     ------------       ------------     -----------
Operating expenses:
    Employee-related expenses............................          803             892              1,601            1,785
    Other operating expenses.............................          736             650              1,513            1,274
    Depreciation and amortization........................          577             557              1,141            1,142
    Merger-related expenses..............................          116               -                120                -
                                                                -----------     ------------       ------------    ------------
Total operating expenses..........................               2,232           2,099              4,375            4,201
                                                                -----------     ------------       ------------     -----------

Operating income...........................................        790             743              1,598            1,429
Other expense:
    Interest expense.....................................          125              98                244              187
    Other expense-net....................................           13              12                 19               24
                                                                -----------     ------------       ------------     -----------

      Total other expense-net...........................           138             110                263              211
                                                                -----------     ------------       ------------     -----------

Earnings before income taxes...............................        652             633              1,335            1,218
Provision for income taxes.................................        247             246                505              462
                                                                -----------     ------------       ------------     -----------

Net earnings...............................................      $ 405          $  387             $  830           $  756
                                                                ===========     ============       ============     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  Qwest Corporation
                           Condensed Consolidated Balance Sheets
                                (dollars in millions)
                                      (unaudited)

                                                                                 June 30,         December 31,
                                                                                   2000               1999
                                                                                 ---------         ---------
ASSETS
Current assets:
    Cash and cash equivalents................................................    $     241         $     61
    Accounts receivable-net..................................................        1,902            1,811
    Inventories and supplies.................................................          210              211
    Prepaid and other........................................................          308              249
                                                                                 ----------        ---------

Total current assets...........................................................      2,661            2,332
Property, plant and equipment-net..............................................     17,228           16,049
Other assets-net...............................................................      1,729            1,597
                                                                                 ----------        ---------

Total assets...................................................................  $  21,618         $ 19,978
                                                                                 ==========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Short-term debt..........................................................    $   2,328         $   1,684
    Accounts payable.........................................................        1,694             1,721
    Accrued expenses and other current liabilities...........................        1,634             1,560
    Advance billings and customer deposits...................................          384               343
                                                                                 ----------        ----------


Total current liabilities......................................................      6,040             5,308
Long-term debt.................................................................      6,443             5,408
Postretirement and other postemployment benefit obligations....................      2,382             2,462
Deferred income taxes..........................................................      1,474             1,331
Deferred credits and other.....................................................        772               749

Commitments and contingencies

Stockholder's equity:
    Common stock-one share without par value, owned by parent................        8,139             8,140
    Cumulative deficit.......................................................       (3,632)           (3,617)
    Accumulated other comprehensive income...................................            -               197
                                                                                 ----------         ----------

Total stockholder's equity.....................................................      4,507             4,720
                                                                                 ----------         ----------

Total liabilities and stockholder's equity.....................................  $  21,618          $ 19,978
                                                                                 ==========         ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               Qwest Corporation
                     Condensed Consolidated Statements of Cash Flows
                              (dollars in millions)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,

                                                                                 2000          1999
                                                                                 --------      ---------
    Cash provided by operating activities....................................... $  2,026      $  2,048
                                                                                 ---------     ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment...............................   (2,588)       (1,627)
   Payments on disposals of property, plant and equipment.......................      (35)          (18)
                                                                                 ---------     ---------
   Cash used for investing activities...........................................   (2,623)       (1,645)
                                                                                 ---------     ---------

FINANCING ACTIVITIES
   Net proceeds from short-term debt............................................      876           555
   Proceeds from issuance of long-term debt.....................................      992            17
   Repayments of long-term debt.................................................     (270)         (280)
   Dividends paid on common stock...............................................     (821)         (697)
                                                                                 ---------     ---------
   Cash provided by (used for) financing activities.............................      777          (405)
                                                                                 ---------     ---------

CASH AND CASH EQUIVALENTS
   Increase (decrease)..........................................................      180            (2)
   Beginning balance............................................................       61            68
                                                                                 ---------     ---------
   Ending balance............................................................... $    241      $     66
                                                                                 =========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               Qwest Corporation
                  Notes to Condensed Consolidated Financial Statements
                       Three and six months ended June 30, 2000
                             (dollars in millions)
                                 (unaudited)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of Qwest Corporation (the "Company", formerly U S WEST Communications, Inc.) and its wholly owned subsidiaries. On June 30, 2000, Qwest Communications International Inc. ("Qwest") completed its acquisition (the "Merger") of our parent company, U S WEST, Inc. ("U S WEST"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. The total value of the consideration was approximately
$40 billion. We are a wholly owned subsidiary of Qwest.

     The condensed consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and, therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of June 30, 2000 and for all periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the U S WEST Communications, Inc. Form 10-K for the year ended December 31, 1999. The condensed consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.


NOTE 2:  SEGMENT INFORMATION

     We operate in three segments: retail, wholesale and network services. The retail services segment provides local telephone services, including wireless services, data services and long-distance services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota,

Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     Following is a breakout of our segments, which has been extracted from the financial statements of Qwest. Separate segment data is not provided to our chief operating decision-maker for the Company. Certain revenues and expenses of Qwest are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant operating expenses of the retail and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expense. The "other" category includes our corporate expenses and intersegment eliminations. Asset information by segment is not provided to our chief operating decision-maker.


                                                           Total
                                                       Communications
                                                            and
                     Retail       Wholesale    Network    Related                   Reconciling     Consolidated
  (in millions)      Services     Services     Services   Services        Other     Items           Total
                     --------     --------     --------   --------        -----     -----------     ------------
Three Months Ended
June 30,
      2000
Revenues.........    $  2,410     $   818      $    68    $  3,296        $   -     $    (274)      $   3,022
Margin...........       1,510         578         (672)      1,416         (213)         (551) (1)        652
Capital
   expenditures..         175(2)       58(2)     1,164       1,397            -           (38)          1,359
      1999
Revenues.........    $  2,222     $   719      $    65    $  3,006        $   -     $    (164)      $   2,842
Margin...........       1,543         526         (699)      1,370           (3)         (734) (1)        633
Capital
   expenditures..          93(2)        9(2)       831         933           38           (74)            897

____________________
(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                                                 Three Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    -------------------
     Taxes other than income taxes...................................            $   95                 $  104
     Depreciation and amortization...................................               577                    557
     Interest expense................................................               125                     98
     Other amounts applicable to Qwest...............................              (259)                   (37)
     Other expense-net...............................................                13                     12
                                                                          -------------------    -------------------
                                                                                 $  551                 $  734
                                                                          ===================    ===================

 (2) Additional capital expenditures relating to these services are included in network services capital expenditures.

                                                         Total
                                                      Communications
                                                          and
                    Retail     Wholesale    Network     Related                      Reconciling      Consolidated
  (in millions)     Services   Services     Services    Services          Other      Items            Total
                    --------    --------    --------    --------          -----      -----------      ------------
Six Months Ended
June 30,
      2000
Revenues.........   $ 4,734     $ 1,565      $  142     $ 6,441           $   -       $   (468)       $  5,973
Margin...........     2,978       1,160      (1,333)      2,805           $(188)        (1,282)(1)       1,335
Capital
   expenditures..       329(2)       82(2)    2,214       2,625               -            (37)          2,588
      1999
Revenues.........   $ 4,390     $ 1,409      $  115     $ 5,914           $   -       $   (284)       $  5,630
Margin...........     3,047       1,055      (1,384)      2,718             (36)        (1,464) (1)      1,218
Capital
   expenditures..       204(2)       40(2)    1,469       1,713              38           (124)          1,627


____________________
(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                                                  Six Months Ended June 30,
                                                                          ------------------------------------------
                                                                                2000                  1999
                                                                          -------------------    -------------------
     Taxes other than income taxes...................................           $   201               $   190
     Depreciation and amortization...................................             1,141                  1,142
     Interest expense................................................               244                    187
     Other amounts applicable to Qwest...............................              (323)                   (79)
     Other expense-net...............................................                19                     24
                                                                          -------------------    -------------------
                                                                                $ 1,282                $ 1,464
                                                                          ===================    ===================

 (2) Additional capital expenditures relating to these services are included in network services capital expenditures.

       In addition to the revenues disclosed above, intersegment revenues were:

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------         ------------------------
                                                     2000            1999                2000            1999
                                                     -----           -----               -----           -----
      Retail services.............................   $  30           $   8               $  54           $  14
      Wholesale services............................    28              12                  47              19
      Network services..............................    11              17                  27              31


NOTE 3:  COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

     In May 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely our alternative form of regulation ("AFOR") plan and it then undertook a review of our earnings. In May 1997, the OPUC ordered us to reduce our annual revenues by $97 million, effective May 1997, and to issue a one-time refund, including interest, of approximately $102 million to reflect the revenue reduction for the period May 1996 through April 1997.

     We filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted our request, pending a full review of the OPUC's order. In February 1998, the Oregon Circuit Court entered a judgment in our favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals in March 1998, and the appeal remains pending. We continue to charge interim rates, subject to refund, during the pendency of that appeal.

     In September 1999, the Company and OPUC staff entered into a tentative settlement agreement whereby we would refund approximately $270 million to current and former Oregon customers of the Company and issue temporary bill credits of $63 million annually until the OPUC sets final rates. In April 2000, the OPUC announced its acceptance of the settlement agreement. We have reserved for the proposed refunds.

     We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business. We will continue to monitor and evaluate risks associated with our local regulatory jurisdictions.

     OTHER CONTINGENCIES. Through July 2000, U S WEST and the Company have been served with four class action complaints purportedly on behalf of over 300,000 customers in the states of Colorado, Arizona, Oregon and New Mexico. The complaints allege, inter alia, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. Management believes that we have substantial defenses to the claims asserted and intends to vigorously defend against these actions.

     We and our parent, Qwest, have been named as a defendant in various other litigation matters. Management intends to vigorously defend against these outstanding claims. Management believes it has adequate accrued loss contingencies and that, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on our condensed consolidated results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions)

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Qwest Corporation's (the "Company") financial condition, results of operations and business. These statements include, among others:

         - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

         - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

     The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

         - potential fluctuation in our quarterly results;

         - volatility of Qwest's stock price;

         - intense competition in the communications services market;

         - changes in demand for our products and services;

         - dependence on new product development and acceleration of the de-ployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

         - rapid and significant changes in technology and markets;

         - adverse changes in the regulatory or legislative environment affect-ing Qwest's business and delays in Qwest's ability to begin long-distance services between local access and transport areas ("LATAs") in the 14 state U S WEST, Inc. ("U S WEST") region;

         - failure to maintain necessary rights of way; and

         - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST timely or at all and difficulties in combining the operations of Qwest and U S WEST.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 Compared with 1999

REVENUES (in millions)

                      Three Months             Increase/            Six Months                 Increase/
                      Ended June 30,           Decrease)            Ended June 30,             (Decrease)
                      -------------------    ---------------        ---------------------     ---------------
                       2000      1999                               2000        1999
                       ------    ------                             ------      ------

Local services.......  $ 2,074   $ 1,915    $  159     8.3%         $ 4,119     $ 3,786       $  333       8.8%
Access services .....      735       700        35     5.0            1,445       1,372           73       5.3
Long-distance
   services .........       96       150       (54)  (36.0)             202         321         (119)    (37.1)
Other services ......      117        77        40    51.9              207         151           56      37.1



     LOCAL SERVICES. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges ("SLCs"), MegaBit(TM) data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging and installation and connection charges. State public utility commissions ("PUCs") regulate most local service rates.

     Revenue growth for the quarter ended June 30, 2000 was primarily attributable to greater wireless sales ($63 million), increased demand for basic telephone services ($49 million) and increased sales of calling services ($16 million). Revenue growth for the six months ended June 30, 2000 was primarily attributable to greater wireless sales ($129 million), increased demand for basic telephone services ($74 million) and increased sales of calling services ($39 million). Also contributing to revenue growth were greater revenues from interconnection, increases in the subscriber base of our MegaBit (TM) data services, paging services and LNP charges. Offsetting these increases in revenue were regulatory rate changes and accruals for regulatory proceedings of $36 million and $17 million for the three and six months ended June 30, 2000, respectively.

     ACCESS SERVICES. Access services revenues are derived primarily from charging interexchange carriers ("IXCs"), such as AT&T and WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     Increased demand for private line and special access services, as well as demand from IXCs resulted in increases of $78 million and $153 million for the quarter and six months ended June 30, 2000, respectively. Access minutes of use increased 2.7% and 3.7% for the three and six months ended June 30, 2000. Offsetting demand increases were FCC and state mandated rate reductions aggregating $29 million and $64 million for the quarter and six months ended June 30, 2000, respectively.

     LONG-DISTANCE SERVICES. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decreases in long-distance services revenues for the three and six months ended June 30, 2000 were primarily attributable to greater competi-tion and strategic price reductions resulting in revenue declines of a $48 million and $105 million, respectively. Mandated rate reductions of $9 million and $19 million for the three and six months ended June 30, 2000 also contribu-ted to the revenue declines.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on page 10.

     OTHER SERVICES. Other services revenues include billing and collection services for IXCs, collocation services for other competitive local exchange carriers ("CLECs") and sales of customer equipment. The increases for the three and six months ended June 30, 2000 were primarily attributable to increased billing and collection revenues.

OPERATING EXPENSES (in millions)

                             Three Months        Increase/            Six Months             Increase/
                            ended June 30,      (Decrease)           Ended June 30,          (Decrease)
                         ------------------   --------------        --------------------    -------------
                            2000      1999                             2000       1999
                           -----     -----                            ------     ------
Employee-related
   expenses...........    $  803    $  892    $  (89)  (10.0)%       $ 1,601    $ 1,785    $(184)   (10.3)%
Other operating
   expenses...........       736       650        86    13.2           1,513      1,274      239     18.7
Depreciation and
   amortization.......       577       557        20     3.6           1,141      1,142       (1)    (0.1)
Merger-related
   expenses...........       116         -       116     100.0           120          -      120    100.0
Other expense-net.....       138       110        28      25.4           263        211       52     24.6


     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses decreased primarily due to improvements in benefit-related costs, primarily in our pension plan, mainly attributable to favorable returns on pension plan assets. Pension credits were $72 million for the second quarter of 2000 compared to $46 million for the second quarter of 1999. Pension credits were $141 million for the six months ended June 30, 2000 compared to $64 million for the comparable 1999 period. Partially offsetting the decreases in expenses was increased employee levels related to growth in several sectors of the business, primarily wireless and data communications. Additionally, increased commitments towards improving customer services, including responding to requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also offset the decreases in employee-related expenses.

     OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, and other selling, general and administrative costs. The increases in other operating expenses for the three and six months ended June 30, 2000, were primarily attributable to the following:

o increased costs of product sales associated with our growth initiatives, including wireless handset costs,

o increased provision for uncollectibles, primarily attributable to in-creased wireless revenues; and

o      increased rent expense.

     Offsetting the increases in other operating expense for the three and six months ended June 30, 2000 was the reduction in access expense related to end-users dialing toll calls using IXCs.

A decrease in property taxes due to adjustments related to 1999 property taxes also partially offset the increase in other operating expenses for the three months ended June 30, 2000.

     DEPRECIATION AND AMORTIZATION EXPENSE. The increase in depreciation and amortization expense for the quarter ended June 30, 2000, was primarily attributable to higher overall property, plant and equipment balances resulting from our continued investment in our network. The decline in depreciation and amortization expense for the six months ended June 30, 2000 was attributable to the cessation of depreciation, beginning in April 1999, associated with access lines that were approved to be sold in 1999.

     MERGER-RELATED EXPENSES. In connection with the Merger, we incurred several one-time charges that were primarily employee-related. Included in the charges were severance and benefit payments to employees who left the Company upon consummation of the Merger. Additionally, retention bonus payments were made that were subject to consummation of the Merger. We anticipate additional merger-related expenses, including additional severance and retention bonuses, contract terminations and asset impairment charges will be recognized in future quarters. See "Special Note Regarding Forward-Looking Statements" on page 10.

     OTHER EXPENSE-NET. Interest expense increased $27 million and $57 million for the three and six months ended June 30, 2000, respectively, over the comparable 1999 periods. The increases were due to higher average debt balances to fund growth initiatives.

     SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 2 to the consolidated financial statements.


                            Three Months           Increase               Six Months           Increase
                           Ended June 30,          (Decrease)           Ended June 30,        (Decrease)
                        ------------------      ----------------      -------------------    ---------------
    (in millions)         2000       1999                               2000        1999
                         ------     ------                             -------     -------
Segment margin
   results:
Retail services........  1,510      1,543         (33)    (2.1)%       2,978        3,047       (69)    (2.3)%
Wholesale services.....    578        526          52      9.9         1,160        1,055       105     10.0
Network services.......   (672)      (699)         27      3.9        (1,333)      (1,384)       51      3.7

     Margins from the retail services segment decreased due to increased operating expenses. Revenue from the retail services segment increased 8.4% and 7.8% for the three and six months ended June 30, 2000, respectively over the comparable 1999 periods, primarily due to growth in local services revenues. The revenue increases were offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margins from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network services segment increased due to reduced operating expenses.

                         Three Months                                  Six Months
                         Ended June 30,           Increase            Ended June 30,           Increase
                      ---------------------    ----------------    ----------------------   ---------------
    (in millions)         2000       1999                              2000        1999
                        ------     ------                             ------      ------

Provision for income
   taxes..............  $  247     $  246     $  1    0.4%           $  505      $  462     $  43     9.3%


     PROVISION FOR INCOME TAXES. The effective tax rate for the three months ended June 30, 2000 of 37.9% decreased from the comparable 1999 rate of 38.9%. The decrease in the effective rate was primarily attributable to a lower composite state tax rate for 2000. The effective tax rate for the six months ended June 30, 2000 of 37.8% was consistent with the six months ended
June 30, 1999 rate of 37.9%.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of June 30, 2000 and December 31, 1999, approximately $692 million and $218 million, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates and changes in 3-month LIBOR. A hypothetical increase of one percentage point in commercial paper rates would not have had a material effect on our earnings. As of June 30, 2000 and December 31, 1999, we also had $300 million and $522 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of une 30, 2000 and December 31, 1999, we had also entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps synthetically transform $92 million and $94 million of Swiss Franc borrowings at June 30, 2000 and December 31, 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     Other assets at December 31, 1999 included marketable equity securities recorded at fair value of $334 million including net unrealized gains of $325 million. The securities have exposure to price risk. We transferred the marketable securities we held at December 31, 1999 to another wholly owned subsidiary of Qwest.

RECENT REGULATORY DEVELOPMENTS

     ACCESS REFORM. In May 2000, the FCC adopted the access reform and universal service proposal developed by the Coalition for Affordable Local and Long Distance Service ("CALLS plan"). The five year plan significantly reduces switched access rates, eliminates the Presubscribed Interexchange Carrier Charge ("PICC") while raising current SLC caps, and establishes a new $650 million universal fund to replace implicit subsidies in interstate access charges. The CALLS plan is mandatory for the 2000-01 annual price cap tariff filing and carriers that opt out of the voluntary provisions of the CALLS plan will be required to conduct a forward-looking cost study to set their rates. We have appealed the order and asked for a stay of certain provisions. The Federal Communications Commission ("FCC") denied the request for stay.

     The access reform order also continued to allow information service providers to avoid access charges. This will continue to negatively impact results of in-region local exchange operations as the volume of information service-related usage continues to increase without an associated increase in revenues.

     In 2000, the incumbent local exchange carriers ("ILECs") and WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with CLECs until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our local exchange business' payment obligation for Internet traffic.

     COURT REMAND OF 6.5% PRODUCTIVITY FACTOR. In 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. As part of adopting CALLS, the FCC noted that the CALLS participants have agreed to waive any right to recoupment they might be entitled to seek if the FCC could not justify the 6.5% productivity factor on remand. We are reviewing this issue and considering our options.

     ADVANCED TELECOMMUNICATIONS SERVICES. In March 2000, the District of Columbia U.S. Court of Appeals partially vacated and remanded back to the FCC its order establishing expanded collocation requirements for both conventional voice and advanced services. We also appealed the December 1999 FCC order requiring that line sharing be provided as an unbundled network element ("UNE"). Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. Previously, CLECs purchased a separate loop to provision advanced services. In March 2000, we and GTE appealed the FCC's December 1999 order on remand concerning the application of the unbundling requirement to the provision of advanced services.

     INTERLATA LONG-DISTANCE ENTRY. We filed applications to enter the interLATA long-distance business in ten of the states in the U S WEST region and continue to work with the state PUCs in those states to gain approval. We are addressing operational support system issues and have agreed to participate in multistate testing where the states are agreeable. We intend to file entry applications with our remaining state PUCs by the end of the first quarter of 2001 with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements" on page 10.

     NUMBER POOLING. In March 2000, the FCC issued an order substantially changing the way telephone numbers are allocated among carriers in order to avoid the premature exhaustion of telephone numbers in North America. This new approach must be in place by mid-2001 in our region and will require significant modifications to operational support systems and switch software with costs exceeding $345 million. The FCC has issued a further notice of proposed rulemaking to determine how ILECs may recover these costs in a competitively neutral way.

CONTINGENCIES

     We have pending regulatory actions in local regulatory jurisdictions. See
Note 3 to the condensed consolidated financial statements.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The implementation of the Bulletin has been delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of this Bulletin will be retroactive to January 1, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 3: "Commitments and Contingencies" - to the condensed consolidated financial statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.
----------

(2.1) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed
                U S WEST Communications, Inc.) and Northwestern Bell Telephone Company (incorporated herein by this reference to Exhibit 2a to Form SE filed on January 8, 1991, File No. 1-3040).

(2.2) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed
                U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone Company (incorporated herein by this reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040).

3.1 Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000, evidencing change of Registrant's name from U S WEST Communications, Inc. to Qwest Corporation.

(3.2) Restated Articles of Incorporation of the Registrant (incorpor-ated herein by this reference to Exhibit 3a to Form 10-K/A f iled on April 13, 1998, File No. 1-3040).

(3.3) Bylaws of the Registrant, as amended incorporated herein by this reference to Exhibit 3b to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

4.1 No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(4.2) Registration Rights Agreement, dated October 26, 1999, between U S WEST Communications, Inc. and the initial purchasers named therein (Exhibit 4a to Form 10-K for the period ended December 31, 1999, File No. 1-3040).

Exhibit No.
----------

(4.3) Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, NA as Trustee (Exhibit 4b to Form 10-K for the period ended December 31, 1999, File No. 1-3040). The form or forms of debt securities with respect to each particular series of debt securities regis-tered hereunder will be filed as an exhibit to a Current Report on Form 8-K of U S WEST Communications, Inc. and incorporated herein by reference.

(10.1) Reorganization and Divestiture Agreement, dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., and certain of their affiliated companies, in-cluding The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company, Pacific Northwest Bell Telephone Company and NewVector Communications, Inc. (Exhibit 10a to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10.2) Shared Network Facilities Agreement, dated as of January 1, 1984, between American Telephone and Telegraph Company, AT&T Communications of the Midwest, Inc. and The Mountain States Telephone and Telegraph Company. (Exhibit 10b to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10.3) Agreement Concerning Termination of the Standard Supply Contract, effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10d to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10.4) Agreement Concerning Certain Centrally Developed Computer Systems, effective December 31, 1983, between American Telephone and Telegraph Company, Western Electric Company, Incorporated, The Mountain States Telephone and Telegraph Company and Central Services Organization (Exhibit 10e to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10.5) Agreement Concerning Patents, Technical Information and Copy-rights, effective December 31, 1983, between American
                Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

Exhibit No.
----------

(10.6) Agreement Concerning Liabilities, Tax Matters and Termination of Certain Agreements, dated as of November 1, 1983, between American Telephone and Telegraph Company, U S WEST, Inc., The Mountain States Telephone and Telegraph Company and certain of their affiliates (Exhibit 10g to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

(10.7) Agreement Concerning Trademarks, Trade Names and Service Marks, effective December 31, 1983, between American Telephone and Telegraph Company, American Information Technologies Corpora-tion, Bell Atlantic Corporation, BellSouth Corporation, Cincinnati Bell, Inc., NYNEX Corporation, Pacific Telesis Group, The Southern New England Telephone Company, Southwestern Bell Corporation and U S WEST, Inc. (Exhibit 10i to Form 10-K for the period ended December 31, 1984, File No. 1-3040).

(10.8) Shareholders' Agreement, dated as of January 1, 1988, between Ameritech Services, Inc., Bell Atlantic Management Services, Inc., BellSouth Services, Incorporated, NYNEX Service Company, Pacific Bell, Southwestern Bell Telephone Company, The Mountain States Telephone and Telegraph Company, Northwestern Bell Telephone Company and Pacific Northwest Bell Telephone Company (Exhibit 10h to Form SE dated March 5, 1992, File No. 1-3040).

(10.9) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc. (Exhibit 99-B to Form 8-K dated June 17, 1999, File No. 1-3040).

(10.10) 364-Day $800 Million Credit Agreement dated May 19, 1999, with the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent. (Exhibit 10-J to Form 10-Q for the period ended June 30, 1999, File No. 1-3040).

 (10.11) Amendment No. 1 to Credit Agreement, dated as of June 11, 1999, to the 364-Day $800 Million Credit Agreement, dated as of May 19, 1999, among the Company, U S WEST, Inc., the banks listed therein and Morgan Guaranty Trust Company of New York, as administrative agent. (Exhibit 10-K to Form 10-Q for the period ended June 30, 1999, File No. 1-3040).

(10.12) 364-Day $4.0 Billion Credit Agreement dated as of May 5, 2000, among U S WEST Capital Funding, Inc., the Company and U S WEST, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent (Exhibit 10-L to Form 10-Q for the period ended March 31, 2000, File No. 1-3040).

Exhibit No.
----------

27              Financial Data Schedule


___________________
( )   Previously filed.


(b) Reports on Form 8-K filed during the second quarter of 2000 and through the filing of this Form 10-Q.

     (i) Form 8-K, dated April 28, 2000, providing notification of the release of the first quarter 2000 earnings of the Company.

     (ii) Form 8-K, dated April 28, 2000, providing notification of a press release announcing that the Company had extended its exchange offer for $750 billion of 7.20% Notes due November 1, 2004.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Qwest Corporation


                                      /s/ ROBERT S. WOODRUFF
                                  By:___________________________________
                                     Robert S. Woodruff
                                     Executive Vice President - Finance and
                                     Chief Financial Officer

August 11, 2000

