Form 10-Q
period 2000-09-30
QWEST CORP
filed 2000-11-14
CIK 68622

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______
                          COMMISSION FILE NUMBER 1-3040

                                QWEST CORPORATION
                    (formerly U S WEST Communications, Inc.)

           COLORADO                                      84-0273800
           --------                                      ----------
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation of organization)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                 ----------------------------------------------
              (Address of principal executive offices and zip code)

                         TELEPHONE NUMBER (303) 992-1400
                         -------------------------------
              (Registrant's telephone number, including area code)

                                   -----------

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

                                Qwest Corporation
                                    Form 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                      Page
  ----                                                                                                      ----
                                           PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                  Condensed Consolidated Statements of Operations -
                          Three and nine months ended September 30, 2000 and 1999........................      1

                  Condensed Consolidated Balance Sheets -
                           September 30, 2000 and December 31, 1999......................................      2

                  Condensed Consolidated Statements of Cash Flows -
                           Nine months ended September 30, 2000 and 1999.................................      3

                   Notes to Condensed Consolidated Financial Statements..................................      4

   2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................      8

                                            PART II - OTHER INFORMATION

   1.      Legal Proceedings.............................................................................     17

   6.      Exhibits and Reports on Form 8-K..............................................................     17

           Signature Page................................................................................     21

                                QWEST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ----------------------------   ---------------------------
                                                         2000            1999           2000           1999
                                                     ------------    ------------   ------------   ------------

Revenues:
      Commercial services ........................   $      1,383    $      1,150   $      3,746   $      3,321
      Consumer and small business services .......          1,486           1,392          4,378          4,089
      Switched access services ...................            299             365          1,017          1,127
                                                     ------------    ------------   ------------   ------------
         Total revenues ..........................          3,168           2,907          9,141          8,537
Operating expenses:
      Employee-related expenses ..................            774             934          2,375          2,719
      Other operating expenses ...................            762             629          2,275          1,903
      Depreciation and amortization ..............            622             571          1,763          1,713
      Merger-related and other one-time charges ..            899              --          1,019             --
                                                     ------------    ------------   ------------   ------------
         Total operating expenses ................          3,057           2,134          7,432          6,335
                                                     ------------    ------------   ------------   ------------

Operating income .................................            111             773          1,709          2,202
Other expense (income):
      Interest expense ...........................            154             102            398            289
      Loss on sale of fixed assets ...............             39              --             39             --
      Other expense (income) -net ................             (6)              9             13             33
                                                     ------------    ------------   ------------   ------------

         Total other expense-net .................            187             111            450            322
                                                     ------------    ------------   ------------   ------------

Earnings (loss) before income taxes ..............            (76)            662          1,259          1,880
Provision (benefit) for income taxes .............            (34)            251            471            713
                                                     ------------    ------------   ------------   ------------

Net earnings (loss) ..............................   $        (42)   $        411   $        788   $      1,167
                                                     ============    ============   ============   ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                QWEST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2000            1999
                                                                      ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents ...................................   $        170    $         61
      Accounts receivable-net .....................................          1,930           1,811
      Inventories and supplies ....................................            141             211
      Prepaid and other ...........................................            261             249
                                                                      ------------    ------------

Total current assets ..............................................          2,502           2,332
Property, plant and equipment-net .................................         17,572          16,049
Other assets-net ..................................................          1,753           1,597
                                                                      ------------    ------------

Total assets ......................................................   $     21,827    $     19,978
                                                                      ============    ============


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Short-term debt .............................................   $      2,628    $      1,684
      Accounts payable ............................................          1,602           1,721
      Accrued expenses and other current liabilities ..............          1,594           1,560
      Advance billings and customer deposits ......................            375             343
                                                                      ------------    ------------

Total current liabilities .........................................          6,199           5,308
Long-term debt ....................................................          6,405           5,408
Postretirement and other postemployment benefit obligations .......          2,272           2,462
Deferred income taxes .............................................          1,474           1,331
Deferred credits and other ........................................            620             749

Contingencies

Stockholder's equity:
      Common stock-one share without par value, owned by parent ...          8,126           8,140
      Cumulative deficit ..........................................         (3,269)         (3,617)
      Accumulated other comprehensive income ......................             --             197
                                                                      ------------    ------------

Total stockholder's equity ........................................          4,857           4,720
                                                                      ------------    ------------

Total liabilities and stockholder's equity ........................   $     21,827    $     19,978
                                                                      ============    ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                QWEST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   2000             1999
                                                               ------------    ------------
   Cash provided by operating activities....................   $      2,976    $      3,006
                                                               ------------    ------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment ..........         (3,705)         (2,590)
   Payments on disposals of property, plant and equipment ..            (65)            (30)
                                                               ------------    ------------
   Cash used for investing activities ......................         (3,770)         (2,620)
                                                               ------------    ------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt .......................          1,036             986
   Proceeds from issuance of long-term debt ................            997              17
   Repayments of long-term debt ............................           (316)           (307)
   Dividends paid on common stock ..........................           (821)         (1,084)
   Other ...................................................              7              --
                                                               ------------    ------------

   Cash provided by (used for) financing activities ........            903            (388)
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS
   Increase (decrease) .....................................            109              (2)
   Beginning balance .......................................             61              68
                                                               ------------    ------------

   Ending balance ..........................................   $        170    $         66
                                                               ============    ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                QWEST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Qwest Corporation ("the Company," formerly U S WEST Communications, Inc.) and its wholly owned subsidiaries. On June 30, 2000, Qwest Communications International Inc. ("Qwest") completed its acquisition (the "Merger") of our parent company, U S WEST, Inc. ("U S WEST"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. The total value of the consideration was approximately $40 billion. We are a wholly owned indirect subsidiary of Qwest.

     The condensed consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q and, therefore, did not include all information and footnotes required by accounting principles generally accepted in the United States. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of September 30, 2000 and for all periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in the U S WEST Communications, Inc. Form 10-K for the year ended December 31, 1999. The condensed consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.


NOTE 2:  MERGER WITH U S WEST

     For the quarter ended September 30, 2000, we incurred merger-related and other one-time charges totaling $0.9 billion. The charge includes $118 million of severance, $324 million of property, plant and equipment abandonments and impairments, $377 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 2,319 employees, primarily affecting staff functions of the organization, of which 519 employees had been terminated as of September 30, 2000.

     For the nine months ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.0 billion. The charge includes $127 million of severance,

$324 million of property, plant and equipment asset abandonments and impairments, $488 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 2,323 employees, primarily affecting staff functions of the organization, of which 523 employees had been terminated as of September 30, 2000.

     For the three and nine months ended September 30, 2000, the property, plant and equipment charge includes $107 million of internal software projects that were in progress that management has determined to no longer pursue. In addition, management has evaluated its network and identified certain network assets that are impaired based upon the criteria specified in Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," resulting in an impairment charge of $217 million. The other merger-related charges of $377 million and $488 million for the three and nine months ended September 30, 2000, respectively, include employee retention payments, contracts to be terminated, penalties for contract terminations, relocation costs, and merger integration costs, offset by post-retirement benefit curtailment gains.

     The amounts accrued and charged against the established provisions described above were as follows (in millions):


                                                                           BEGINNING      CURRENT        CURRENT         ENDING
                                                                            BALANCE      PROVISION     UTILIZATION      BALANCE
                                                                         ------------   ------------   ------------   ------------
For the three months ended September 30, 2000

Employee termination .................................................   $         --   $        118   $          3   $        115
Other merger-related costs and other one-time charges ................             --            781            388            393
                                                                         ------------   ------------   ------------   ------------
                                                                         $         --   $        899   $        391   $        508
                                                                         ============   ============   ============   ============

For the nine months ended September 30, 2000

Employee termination .................................................   $         --   $        127   $         12   $        115
Other merger-related costs and other one-time charges ................             --            892            499            393
                                                                         ------------   ------------   ------------   ------------
                                                                         $         --   $      1,019   $        511   $        508
                                                                         ============   ============   ============   ============

NOTE 3:  SEGMENT INFORMATION

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

     Following is a breakout of our segments, which has been extracted from the financial statements of Qwest. Separate segment data is not provided to our chief operating decision-maker for the Company. Certain revenues and expenses of Qwest are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant operating expenses of the retail and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expense. The "other" category includes our corporate expenses, intersegment eliminations and other amounts associated with our parent company. Asset information by segment is not provided to our chief operating decision-maker.

                                                            TOTAL
                                                        COMMUNICATIONS
                                                             AND
                          RETAIL    WHOLESALE  NETWORK     RELATED              RECONCILING   CONSOLIDATED
(in millions)            SERVICES   SERVICES   SERVICES    SERVICES    OTHER       ITEMS          TOTAL
                         --------   ---------  --------    --------   --------  -----------   ------------
THREE MONTHS ENDED
SEPTEMBER 30,
2000
----
Revenues .............   $  3,488   $    849   $    144    $  4,481    $(1,313)    $    --       $  3,168
Earnings (loss) ......      2,108        716       (753)      2,071       (294)     (1,853)(1)        (76)

1999
----
Revenues .............   $  2,270   $    725   $     63    $  3,058    $  (151)    $    --       $  2,907
Earnings (loss) ......      1,560        549       (699)      1,410        (34)       (714)(1)        662

-------------

(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                         2000          1999
                                                     ------------   ------------
Taxes other than income taxes ....................   $        107   $         99
Depreciation and amortization ....................            622            571
Merger-related and other one-time charges ........            899             --
Other amounts applicable to Qwest ................             38            (67)
Other expense-net ................................            187            111
                                                     ------------   ------------
                                                     $      1,853   $        714
                                                     ============   ============

                                                                 TOTAL
                                                             COMMUNICATIONS
                                                                   AND
                         RETAIL      WHOLESALE     NETWORK       RELATED                  RECONCILING     CONSOLIDATED
(in millions)            SERVICES     SERVICES     SERVICES      SERVICES      OTHER         ITEMS            TOTAL
                        ----------   ----------   ----------    ----------   ----------   -----------     ------------
NINE MONTHS ENDED
SEPTEMBER 30,
2000
----
Revenues ............   $    8,222   $    2,414   $      286    $   10,922   $   (1,781)   $       --       $    9,141
Earnings (loss) .....        5,087        1,875       (2,086)        4,876         (176)       (3,441)(1)        1,259

1999
----
Revenues ............   $    6,661   $    2,135   $      178    $    8,974   $     (437)   $       --       $    8,537
Earnings (loss) .....        4,608        1,605       (2,083)        4,130          (72)       (2,178)(1)        1,880

-------------

(1) Adjustments made to arrive at consolidated income before income taxes include the following:

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                        2000          1999
                                                     ----------    ----------
     Taxes other than income taxes ...............   $      308    $      290
     Depreciation and amortization ...............        1,763         1,713
     Merger-related and other one-time charges ...        1,019            --
     Other amounts applicable to Qwest ...........          (99)         (147)
     Other expense-net ...........................          450           322
                                                     ----------    ----------
                                                     $    3,441    $    2,178
                                                     ==========    ==========

NOTE 4:  CONTINGENCIES

     Through November 11, 2000, Qwest and the Company have been served with seven class action complaints purportedly on behalf of customers in the states of Colorado, Arizona, Oregon, Utah, Minnesota, Washington and New Mexico. The complaints allege, inter alia, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the complaints have been settled, subject to court approval. We have provided for these matters in our financial statements as of September 30, 2000. We do not expect any additional material adverse impacts as a result of these matters.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains "forward-looking statements," as that term is used in federal securities laws, about Qwest Corporation's (the "Company") financial condition, results of operations and business. These statements include, among others:

     o statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

     The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

     o intense competition in the local exchange, intraLATA (Local Access and Transport Areas) toll, wireless and data markets;

     o    changes in demand for our products and services;

     o dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

     o    rapid and significant changes in technology and markets;

     o higher than anticipated employee levels, capital expenditures and operating expenses;

     o adverse changes in the regulatory and legislative environment impacting the competitive environment, adverse changes in pricing in the local exchange market affecting our business and delays in the ability to begin interLATA long-distance services in our 14 state region;

     o failure to achieve the projected synergies and financial results expected to result from the merger of U S WEST, our former parent corporation ("U S WEST"), with and into Qwest on June 30, 2000 (the "Merger"), on a timely basis or at all, and difficulties in combining the operations of Qwest and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 Compared with 1999

REVENUES (IN MILLIONS)

                                   THREE MONTHS                                       NINE MONTHS
                                       ENDED                                             ENDED
                                   SEPTEMBER 30,                                      SEPTEMBER 30,
                              -----------------------           INCREASE/        -----------------------        INCREASE/
                                 2000        1999               (DECREASE)          2000         1999           (DECREASE)
                              ----------   ----------           ----------       ----------   ----------        ----------

Commercial services .......   $    1,383   $    1,150   $      233      20.3%    $    3,746   $    3,321   $      425    12.8%
Consumer and small
   business services ......        1,486        1,392           94       6.8%         4,378        4,089          289     7.1%
Switched access services ..          299          365          (66)    (18.1)%        1,017        1,127         (110)   (9.8)%

     COMMERCIAL SERVICES. Commercial services revenues are derived from Internet, data, voice and wireless products and services to both retail and wholesale business customers. The increases in commercial services revenues for the three and nine months ended September 30, 2000 were primarily attributable to growth in sales of data products and services. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenue in future periods. See "Special Note Regarding Forward-Looking Statements" on page 8.

     CONSUMER AND SMALL BUSINESS SERVICES. Consumer and small business services revenues are derived from Internet, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three and nine months ended September 30, 2000 were primarily attributable to growth in wireless revenues. Revenues from the sale of wireless products and services accounted for $56 million and $180 million of the increases for the three and nine months ended September 30, 2000, respectively. The majority of the remaining increase is primarily attributable to data services revenue, for both the three and nine month periods ended September 30, 2000.

     SWITCHED ACCESS SERVICES. Switched access services revenues are derived from inter- and intra-state switched access from interexchange carriers. The decreases in switched access services revenues for the three and nine months ended September 30, 2000 were primarily attributable to federal access reform which reduced the rates we are able to collect for the switched access services, partially offset by increased demand. We believe revenues from switched access services will continue to be negatively impacted by federal access reform. See "Special Note Regarding Forward-Looking Statements" on page 8.

OPERATING EXPENSES (IN MILLIONS)

                                    THREE MONTHS                                       NINE MONTHS
                                        ENDED                                             ENDED
                                    SEPTEMBER 30,                                      SEPTEMBER 30,
                                 ---------------------          INCREASE/        ----------------------        INCREASE/
                                   2000         1999            (DECREASE)           2000        1999          (DECREASE)
                                 ----------  ---------          ----------        ----------  ----------       ----------

Employee-related expenses ...    $    774    $    934    $   (160)       (17.1)%   $  2,375   $  2,719    $   (344)       (12.7)%
Other operating expenses ....         762         629         133         21.1%       2,275      1,903         372         19.5%
Depreciation and
   amortization ..............        622         571          51          8.9%       1,763      1,713          50          2.9%
Merger-related and other
   one-time charges ..........        899          --         899        100.0%       1,019         --       1,019        100.0%
Other expense-net ............        187         111          76         68.5%         450        322         128         39.8%
Provision (benefit) for
   income taxes ..............        (34)        251        (285)      (113.5)%        471        713        (242)       (33.9)%


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

     OTHER OPERATING EXPENSES. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, and other selling, general and administrative costs. The increases in other operating expenses for the three and nine months ended September 30, 2000, were primarily attributable to increased costs of product sales associated with our growth initiatives, including wireless handset costs, increased provision for uncollectibles and increased rent expense.

     DEPRECIATION AND AMORTIZATION EXPENSE. The increases in depreciation and amortization expense for the three and nine months ended September 30, 2000, were primarily attributable to higher overall property, plant and equipment balances resulting from our continued investment in our network.

     MERGER-RELATED AND OTHER ONE-TIME CHARGES. For the quarter ended September 30, 2000, we incurred merger-related and other one-time charges totaling $0.9 billion. The charge includes $118 million of severance, $324 million of property, plant and equipment abandonments and impairments, $377 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 2,319 employees, primarily affecting staff functions of the organization, of which 519 employees had been terminated as of September 30, 2000.

     For the nine months ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.0 billion. The charge includes $127 million of severance, $324 million of property, plant and equipment asset abandonments and impairments, $488 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 2,323 employees, primarily affecting staff functions of the organization, of which 523 employees had been terminated as of September 30, 2000.

     For the three and nine months ended September 30, 2000, the property, plant and equipment charge includes $107 million of internal software projects that were in progress that management has determined to no longer pursue. In addition, management has evaluated its network and identified certain network assets that are impaired based upon the criteria specified in Statements of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," resulting in an impairment charge of $217 million. The other merger-related charges of $377 million and $488 million for the three and nine months ended September 30, 2000, respectively, include employee retention payments, contracts to be terminated, penalties for contract terminations, relocation costs, and merger integration costs, offset by post-retirement benefit curtailment gains.

     We anticipate additional merger-related expenses will be incurred as we continue merger integration efforts. See "Special Note Regarding Forward-Looking Statements" on page 8.

     OTHER EXPENSE-NET. Interest expense increased $52 million and $109 million for the three and nine months ended September 30, 2000, respectively, over the comparable 1999 periods. The increases were due to higher average debt balances to fund growth initiatives. The Company also incurred a $39 million loss on the sale of fixed assets, for the three and nine months ended September 30, 2000. The Company earned other income of $6 million for the three months ended September 30, 2000 compared to other expense of $9 million incurred for the three months ended September 30, 1999. The Company incurred other expense of $13 million for the nine months ended September 30, 2000 compared to other expense of $33 million for the prior comparable period. The decreases in other expense for the three and nine months ended September 30, 2000 are primarily due to a reduction in regulatory interest expense.

     PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the three months ended September 30, 2000 was 44.7% compared to 37.9% for 1999. The higher rate for the three months ended September 30, 2000 was attributable to permanent differences, primarily meals and entertainment, state income taxes and investment tax credit amortization. The effective tax rate for the nine months ended September 30, 2000 of 37.4% was consistent with the nine months ended September 30, 1999 rate of 37.9%.

     SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 3 to the consolidated financial statements.

                                    THREE MONTHS                                       NINE MONTHS
                                        ENDED                                             ENDED
                                    SEPTEMBER 30,                                     SEPTEMBER 30,
                                 ---------------------          INCREASE/         ----------------------       INCREASE/
(in millions)                      2000        1999             (DECREASE)           2000        1999          (DECREASE)
                                 ----------  ---------          ----------        ----------  ----------       ----------


Segment margin results:
Retail services ..........       $    2,108  $   1,560    $   548      35.1%      $   5,087   $    4,608   $   479       10.4%
Wholesale services .......              716        549        167      30.4%          1,875        1,605       270       16.8%
Network services .........             (753)      (699)       (54)     (7.7)%        (2,086)      (2,083)       (3)      (0.1)%


     Margins from the retail services segment increased due to revenue growth. Revenue from the retail services segment increased 54% and 23% for the three and nine months ended September 30, 2000, respectively over the comparable 1999 periods. The revenue increases were partially offset by higher operating expenses driven by growth initiatives. Margins from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network services segment decreased due to higher operating expenses associated with enhancing customer service.

RECENT REGULATORY DEVELOPMENTS

     ACCESS REFORM. In May 2000, the FCC adopted the access reform and universal service proposal developed by the Coalition for Affordable Local and Long Distance Service ("CALLS plan"). The five year plan significantly reduces switched access rates, eliminates the presubscribed interexchange carrier charge while raising current subscriber line charge caps, and establishes a new $650 million universal service fund to replace implicit subsidies in interstate access charges. The CALLS plan is mandatory for the 2000-01 annual price cap tariff filing and carriers that opt out of the voluntary provisions of the CALLS plan will be required to conduct a forward-looking cost study to set their rates. We have appealed the order and asked for a stay of certain provisions. The FCC denied the request for stay.

     The access reform order also continued to allow information service providers to avoid access charges. This will continue to negatively impact results of in-region local exchange operations as the volume of information service-related usage continues to increase without an associated increase in revenues.

     In 2000, the incumbent local exchange carriers ("ILECs") and WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with competitive local exchange carriers ("CLECs") until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our local exchange business' payment obligation for Internet traffic.

     COURT REMAND OF 6.5% PRODUCTIVITY FACTOR. In 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. As part of adopting CALLS, the FCC noted that the CALLS participants have agreed to waive any right to recoupment they might be entitled to seek if the FCC could not justify 6.5% productivity factor on remand. We are reviewing this issue and considering our options.

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

     IMPLEMENTATION OF THE 1996 TELECOMMUNICATIONS ACT. In July 2000, the Eighth Circuit Court of Appeals affirmed in part and reversed in part the FCC's UNE and resale pricing rules, vacating and remanding the rules to the FCC. The Court also affirmed several of its previous rulings regarding other aspects of the FCC's UNE rules. In June 2000, the FCC affirmed and extended its November 1999 interim constraint on conversion of special access services to unbundled network element combination pricing and clarified what constitutes a "significant amount of local exchange service" for determining when loop-transport UNE combination is available.

     INTERLATA LONG-DISTANCE ENTRY. We have proceedings requesting support of Qwest to enter the interLATA long-distance business in 12 of the states in the U S WEST region and continue to work with the state public utility commissions ("PUCs") in those states to gain approval. We are addressing operational support system issues and have agreed to participate in multistate testing where the states are agreeable. We intend to file entry applications with our remaining state PUCs by the end of the first quarter of 2001, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements " on page 12.

     In June 2000, the FCC approved SBC Communications, Inc.'s application to provide long distance service in Texas. On August 1, 2000, the US Court of Appeals for the DC Circuit upheld the FCC's December 1999 approval of Bell Atlantic-New York's (now Verizon Communications) application to provide interLATA service in New York. Bell Atlantic has already gained some long distance market share in New York and SBC is expected to do the same in Texas now that approval has been granted. This could negatively affect Qwest's long distance business in those states.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 2000, its impact on the consolidated financial statements would not have been material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also allows incremental direct costs incurred in obtaining the up-front fees to be deferred and recognized over the same period as the up-front fees. The implementation of the Bulletin has been delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin will be retroactive to January 1, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not anticipated to be material.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 4: "Contingencies" - to the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.
-----------

 (2.1) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Northwestern Bell Telephone Company (incorporated by reference to Exhibit 2a to Form SE filed on January 8, 1991, File No. 1-3040).

 (2.2) Articles of Merger including the Plan of Merger between The Mountain States Telephone and Telegraph Company (renamed U S WEST Communications, Inc.) and Pacific Northwest Bell Telephone Company (incorporated by reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040).

 (3.1) Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000, evidencing change of Registrant's name from U S WEST Communications, Inc. to Qwest Corporation (incorporated by reference to Qwest Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

 (3.2) Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

 (3.3) Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3b to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

  4.1 No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

Exhibit No.
----------

 (4.3) Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, NA as Trustee (Exhibit 4b to Form 10-K for the period ended December 31, 1999, File No. 1-3040). The form or forms of debt securities with respect to each particular series of debt securities registered hereunder will be filed as an exhibit to a Current Report on Form 8-K of U S WEST Communications, Inc. and incorporated by reference.

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

 (10.5) Agreement Concerning Patents, Technical Information and Copyrights, effective December 31, 1983, between American Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No. 1-3040).

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

 (10.9) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc. (Exhibit 99-B to Form 8-K dated June 16, 1999, File No. 1-3040).

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

Exhibit No.
----------

 (10.13) Purchase Agreement dated as of June 5, 2000 among U S WEST Communications, Inc. and Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc. as Representatives of the Initial Purchasers listed therein. (Exhibit 1.A to Form S-4 filed October 11, 2000).

 (10.14)       Registration Rights Agreement dated as of June 5, 2000 among
               U S WEST Communications, Inc. and the Initial Purchasers listed therein. (Exhibit 4.A to Form S-4 filed October 11, 2000).

 27            Financial Data Schedule.

------------
( )           Previously filed.


(b) Reports on Form 8-K filed during the third quarter of 2000.

(i)  The Company has not filed a Form 8-K during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Qwest Corporation



                                     By:     /s/ ROBERT S. WOODRUFF
                                     ------------------------------------------
                                     Robert S. Woodruff
                                     Executive Vice President - Finance and
                                     Chief Financial Officer

November 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 (2.1)         Articles of Merger including the Plan of Merger between The
               Mountain States Telephone and Telegraph Company (renamed U S WEST
               Communications, Inc.) and Northwestern Bell Telephone Company
               (incorporated by reference to Exhibit 2a to Form SE filed on
               January 8, 1991, File No. 1-3040).

 (2.2)         Articles of Merger including the Plan of Merger between The
               Mountain States Telephone and Telegraph Company (renamed U S WEST
               Communications, Inc.) and Pacific Northwest Bell Telephone
               Company (incorporated by reference to Exhibit 2b to Form SE filed on January 8, 1991, File No. 1-3040).

 (3.1) Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000, evidencing change of Registrant's name from U S WEST Communications, Inc. to
               Qwest Corporation (incorporated by reference to Qwest
               Corporation's quarterly report on Form 10-Q for the quarter ended
               June 30, 2000).

 (3.2)         Restated Articles of Incorporation of the Registrant
               (incorporated by reference to Exhibit 3a to Form 10-K/A filed on April 13, 1998, File No. 1-3040).

 (3.3) Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3b to Form 10-K/A filed on April 13, 1998, File No.
               1-3040).

  4.1 No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed herewith pursuant to Regulation S-K, Item 601(b) (4) (iii) (A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

 (4.3)         Indenture, dated as of October 15, 1999, by and between U S WEST
               Communications, Inc. and Bank One Trust Company, NA as Trustee
               (Exhibit 4b to Form 10-K for the period ended December 31, 1999,
               File No. 1-3040). The form or forms of debt securities with respect to each particular series of debt securities registered hereunder will be filed as an exhibit to a Current Report on Form
               8-K of U S WEST Communications, Inc. and incorporated by reference.

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

 (10.5)        Agreement Concerning Patents, Technical Information and
               Copyrights, effective December 31, 1983, between American
               Telephone and Telegraph Company and U S WEST, Inc. (Exhibit 10f to Form 10-K for the period ended December 31, 1983, File No.
               1-3040).

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

 (10.9) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and
               U S WEST Communications, Inc. (Exhibit 99-B to Form 8-K dated
               June 16, 1999, File No. 1-3040).

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

 (10.13)       Purchase Agreement dated as of June 5, 2000 among U S WEST
               Communications, Inc. and Lehman Brothers Inc., Merrill Lynch &
               Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of
               America Securities LLC, and J.P. Morgan Securities Inc. as
               Representatives of the Initial Purchasers listed therein.
               (Exhibit 1.A to Form S-4 filed October 11, 2000).

 (10.14)       Registration Rights Agreement dated as of June 5, 2000 among
               U S WEST Communications, Inc. and the Initial Purchasers listed therein. (Exhibit 4.A to Form S-4 filed October 11, 2000).

 27            Financial Data Schedule.

-----------
( )           Previously filed.