Form 10-K
period 2000-12-31
QWEST CORP
filed 2001-04-02
CIK 68622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-3040

                               QWEST CORPORATION
               (formerly known as U S WEST Communications, Inc.)

           A COLORADO CORPORATION                                84-0273800
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 992-1400
                             ---------------------

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

                             ---------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)
(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes [X] No [ ]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                          DESCRIPTION                            PAGE
----                          -----------                            ----
                                 PART I
  1.  Business....................................................     2
  2.  Properties..................................................     5
  3.  Legal Proceedings...........................................     5
  4.  Submission of Matters to a Vote of Security Holders.........     6

                                PART II
  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................     6
  6.  Selected Financial Data.....................................     6
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     6
 7A.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................     6
  8.  Consolidated Financial Statements and Supplementary Data....     6
  9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................     6

                                PART III
 10.  Directors and Executive Officers of the Registrant..........     6
 11.  Executive Compensation......................................     6
 12.  Security Ownership of Certain Beneficial Owners and
      Management..................................................     6
 13.  Certain Relationships and Related Transactions..............     6

                                PART IV
 14.  Financial Statement Schedules, Reports on Form 8-K and
      Exhibits....................................................     7

                                   FORM 10-K

                               QWEST CORPORATION
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Corporation ("Qwest" or "us" or "we" or "our") financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures, and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission ("SEC"). You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

     The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

     - intense competition in the local exchange, intraLATA (Local Access Transport Area) toll, wireless and data markets;

     - changes in demand for our products and services;

     - dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

     - rapid and significant changes in technology and markets;

     - higher than anticipated employee levels, capital expenditures and operating expenses;

     - adverse changes in the regulatory or legislative environment impacting the competitive environment and service pricing in the local exchange market and affecting our business, and delays in the ability to begin interLATA long-distance services in our 14-state local service area ("local service area"); and

     - failure to achieve the projected synergies and financial results expected to result from the merger of U S WEST, Inc. ("U S WEST"), with and into Qwest Communications International Inc. ("QCII") on June 30, 2000 (the "Merger"), and difficulties in combining the operations of QCII and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     We are incorporated under the laws of the State of Colorado and have our principal offices at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400. We are a wholly-owned subsidiary of Qwest Communications International Inc., a Delaware corporation ("QCII").

     On June 30, 2000, QCII completed its merger (the "Merger") with U S WEST, Inc. ("U S WEST"). The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII the acquired entity.

     On June 12, 1998, U S WEST, Inc., our former parent corporation, separated into two independent companies (the "Separation"). Prior to the Separation, our former parent corporation conducted its business through two groups: (i) the U S WEST Communications Group ("Communications Group") which included the communications businesses of U S WEST, and (ii) the U S WEST Media Group ("Media Group") which included the multimedia and directories businesses. As part of the Separation, our former parent contributed to U S WEST the businesses of the Communications Group and the domestic directories business of the Media Group known as U S WEST Dex, Inc.

COMPANY OPERATIONS

     We provide communications services to more than 25 million residential and business customers in our 14-state local service area ("local service area"). The local service area includes the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We are organized on the basis of our products and services and operate in three segments: retail services, wholesale services and network services. For further financial information on our segments, you should refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements on pages F-15 through F-16.

RETAIL SERVICES

     The principal types of retail services we offer are: (i) local exchange telephone services, (ii) long-distance services within local access transport areas ("LATAs") in the local service area, (iii) wireless services and (iv) high-speed data and Internet services.

     Local Exchange. Local exchange telephone services provide lines from telephone exchange offices to customers' premises to originate and terminate telecommunications services within local exchange service territories as defined by the state public utilities commissions ("PUCs"). These services include basic local exchange services provided through our regular switched network, dedicated private line facilities for voice and special services, such as transport of data, radio, switching services for customers' internal communications through facilities owned by us, data transport services that include managing and configuring special service networks and dedicated low and high-capacity public or private digital networks. Other local exchange revenue is derived from directory assistance, public telephone service and various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling. We also provide other products and services, such as customer premises equipment and enhanced services, including voice mail to residents, business customers and governmental agencies.

     IntraLATA Long-Distance. We provide intraLATA long-distance services within our local service area. These services include intraLATA service beyond the local calling area, wide area telecommunications service or "800" services for customers with highly concentrated demand, and special services, such as transport of data and radio.

     Wireless Services. We hold 10 MHz licenses to provide personal communications services ("PCS") in 53 markets in our local service area. These licenses, which total approximately 20 million POPs (i.e., potential customers or population), were purchased in a Federal Communications Commission ("FCC") auction held in January 1997. In December 1997, we purchased additional licenses for a majority of the Seattle market, which total an additional 4 million POPs. Using these licenses, we are constructing networks utilizing digital code division multiple access technology. We launched wireless PCS services in (i) Denver, Fort Collins, Greeley and Colorado Springs, Colorado; Portland and Salem, Oregon; and Vancouver, Washington in 1997; (ii) Phoenix and Tucson, Arizona; Minneapolis, St. Cloud, St. Paul and Rochester, Minnesota; and Seattle, Olympia and Bremerton, Washington in 1998; (iii) Cheyenne, Wyoming; Pueblo, Colorado and Salt Lake City, Utah (including the Wasatch front region) in 1999; and (iv) Eugene, Oregon; Bellingham and Spokane, Washington; Flagstaff, Prescott and Sedona, Arizona; Boise, Idaho and Butte, Great Falls, Missoula, Helena and Bozeman, Montana in 2000, covering approximately 16.5 million POPs. These wireless services, which are being marketed under the "Qwest Wireless" brand, enable customers to use the same number for their wireless phone as for their home or business phone. During 2000, we introduced the Voice Browsing feature that provides business locator services and personalized, up-to-date news, sports, traffic, airline, stock quotes and weather information to businesses and consumers. In 1999, we announced a joint venture with Touch America, Inc., the telecommunications subsidiary of The Montana Power Corporation, to provide the nation's only one-number digital PCS service to customers in seven states in the Pacific Northwest and the Upper Midwest. The joint venture added licenses totaling 2 million POPs. In 2000, this service was rolled out in several Montana metropolitan markets.

     High-Speed Data and Internet Services. We offer high-speed data and Internet services to customers in our local service area. Through our data division, we provide high-speed data communications and network services, including frame relay service, digital subscriber line ("DSL"), transparent LAN (Local Area Network) service, ATM (Asynchronous Transfer Mode) Cell Relay Service, network integration solutions and other data-related services to business customers. In 1997 and 1998, we introduced Qwest Megabit(TM) Services, a high-speed Internet access service in select markets. In 2000, we launched this service in 58 additional central offices covering 33 metropolitan service areas (MSAs).

     For the year ended December 31, 2000, revenue from retail services accounted for approximately 77% of our total revenue.

WHOLESALE SERVICES

     We provide sales, marketing and customer care for competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless providers in the purchase of wholesale local network services. CLECs are communications companies, certified by a state PUC, that provide local exchange service within our local service area. IXCs provide transitional long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. We have 27 LATAs within our local service area. We provide such wholesale local network services by interconnecting such carriers and providers to our public switched network or through our dedicated private lines. These carriers can resell our products and services.

     For the year ended December 31, 2000, revenue from wholesale services accounted for approximately 21% of our total revenue.

NETWORK SERVICES

     Our network segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments.

     For the year ended December 31, 2000, revenue from network services accounted for approximately 2% of our total revenue.

COMPETITION

     During 2000, we faced a constantly changing competitive environment. The early part of the year saw significant consolidation in the telecommunications industry followed later in the year by a number of companies experiencing financial difficulties. We expect that rapid restructuring in the telecommunications industry will continue in the future.

     We still face intense competition in almost every area of our business, primarily from other communications companies. Some of our existing and potential competitors, particularly in the communications services markets, have more financial, personnel and marketing resources as well as certain competitive advantages. As a result of these competitors' efforts, we continue to experience erosion of our market share in certain markets, as well as pressure on profit margins, particularly in the intraLATA long-distance market and business portion of the local service market.

     We have taken several steps to combat the impacts of competition on our operating results. First, we have successfully deployed bundled products and services offerings to our customers in response to competition in the small business and residential sectors. This allows us to provide a comprehensive package at a competitive price. Second, we are committed to significantly improving the service provided to our customers. Substantial amounts of time, effort and financial resources have been and will continue to be focused on this area. Third, we continue to work with the appropriate regulatory bodies to achieve increased pricing flexibility for our products and services. We have been successful in gaining price cap regulation in several jurisdictions. Finally, we remain focused on providing new and improved products and services in the data and wireless arenas where demand continues to accelerate. Based upon these factors, we believe we are well positioned to compete with other companies in providing products and services to current and potential customers.

REGULATION

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunications Act (the "Act") and state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area, and governs the terms and conditions under which we provide services to our customers (including competing CLECs and IXCs in our local service area).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the Act.

     Access Pricing. The FCC has initiated a number of proceedings that directly affect the rates and charges for access services sold or purchased by us. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long Distance Service ("CALLS"). The adoption of the CALLS proposal resolved many outstanding issues before the FCC including: the court remand of the 6.5% productivity factor, the treatment of implicit universal service support, the treatment of low-volume long-distance users and the next scheduled price cap review. The CALLS plan has a five year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge ("PICC"); increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We have opted into the five-year CALLS plan.

     Advanced Telecommunications Services. On two separate occasions the FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Act that govern telephone exchange and exchange access services. We have challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. This case is now before the Court of Appeals.

     Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our local number portability ("LNP") tariff that was originally effective in February 1999. The FCC's order approved a monthly cost recovery surcharge of $0.43 per access line. We estimate the surcharge will facilitate the recovery of approximately $407 million of LNP implementation costs over five years. We have successfully defended our tariffs against AT&T's objections.

EMPLOYEES

     As of December 31, 2000, we employed approximately 49,000 employees, of which, approximately 75% are represented by collective bargaining agreements. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

     Our properties do not lend themselves to description by character and location of principal units. At December 31, 2000, the percentage distribution of total net property, plant and equipment by major category for us was as follows:

Other network equipment and construction in progress........  39%
Communications equipment (primarily central office
  equipment)................................................  43%
Land and buildings (principally central offices)............  11%
General purpose computers and other.........................   7%

     At December 31, 2000, substantially all of our central office equipment was located in buildings owned by us situated on land that we own in fee, while many garages and administrative and business offices were leased.

ITEM 3. LEGAL PROCEEDINGS.

     Litigation. Through December 2000, seven purported class action complaints have been filed in various state courts against Qwest and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the parties have signed agreements to settle the complaints. The agreements are subject to a variety of conditions, including court approval.

     Various other litigation matters have been filed against us. Management intends to vigorously defend these outstanding claims.

     We have provided for the above matters in our financial statements as of December 31, 2000. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

     Intellectual Property. We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly receive allegations that our products or services infringe upon various intellectual property rights, together with demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights or royalties, it would not have a material adverse effect on us.

     Regulatory Matters. We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

     From time to time we receive complaints and become subject to investigations regarding tariffs and other matters. We may receive complaints or become subject to investigations in the future. Such complaints or investigations could result in the imposition of certain fines and other penalties.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have omitted certain information pursuant to General Instruction I(2). For "Management's Discussion and Analysis of Financial Condition and Results of Operations," please refer to the information set forth on pages 10 through 17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Management." Please refer to the information set forth on page 16.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

     (a) Documents filed as part of this report

                                                              PAGE
                                                              ----
(1)  Report of Independent Public Accountants............     F-1
(2)  Financial Statements covered by Report of
       Independent Public Accountants:
     Consolidated Statements of Operations for the years
       ended December 31, 2000, 1999 and 1998............     F-2
     Consolidated Balance Sheets as of December 31, 2000
       and 1999..........................................     F-3
     Consolidated Statements of Cash Flows for the years
       ended December 31, 2000, 1999 and 1998............     F-4
     Consolidated Statements of Stockholder's Equity for
       the years ended December 31, 2000, 1999 and
       1998..............................................     F-5
     Notes to Consolidated Financial Statements..........  F-6 - F-16

Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

     (b) Reports on Form 8-K:

        We did not file any reports on Form 8-K during the fourth quarter of 2000.

     (c) Exhibits:

     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of this electronic submission.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (2.1)              -- Reorganization and Divestiture Agreement, dated as of
                             November 1, 1983, between American Telephone and
                             Telegraph Company, U S WEST Inc., and certain of their
                             affiliated companies, including The Mountain States
                             Telephone and Telegraph Company, Northwestern Bell
                             Telephone Company, Pacific Northwest Bell Telephone
                             Company and NewVector Communications, Inc. (Exhibit 10a
                             to Form 10-K for the period ended December 31, 1983, File
                             No. 1-3040).
       (2.2)              -- Articles of Merger including the Plan of Merger between
                             The Mountain States Telephone and Telegraph Company
                             (renamed U S WEST Communications, Inc.) and Northwestern
                             Bell Telephone Company. (Incorporated herein by this
                             reference to Exhibit 2a to Form SE filed on January 8,
                             1991, File No. 1-3040.)
       (2.3)              -- Articles of Merger including the Plan of Merger between
                             The Mountain States Telephone and Telegraph Company
                             (renamed U S WEST Communications, Inc.) and Pacific
                             Northwest Bell Telephone Company. (Incorporated herein by
                             this reference to Exhibit 2b to Form SE filed on January
                             8, 1991, File No. 1-3040.)
       (3.1)              -- Restated Articles of Incorporation of the Registrant.
                             (Incorporated herein by this reference to Exhibit 3a to
                             Form 10-K filed on April 13, 1998, File No. 1-3040.)
       (3.2)              -- Bylaws of the Registrant, as amended. (Incorporated
                             herein by this reference to Exhibit 3b to Form 10-K filed
                             on April 13, 1998, File No. 1-3040.)

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (4.1)              -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                             herewith pursuant to Regulation S-K, Item
                             601(b)(4)(iii)(A). Pursuant to this regulation, the
                             Registrant hereby agrees to furnish a copy of any such
                             instrument to the SEC upon request.
       (4.2)              -- Indenture, dated as of October 15, 1999, by and between U
                             S WEST Communications, Inc. and Bank One Trust Company,
                             NA, as Trustee (Exhibit 4b to Form 10-K for the period
                             ended December 31, 1999, File No. 1-3040).
      (10.1)              -- Form of Agreement for Purchase and Sale of Telephone
                             Exchanges, dated as of June 16, 1999, between Citizens
                             Utilities Company and U S WEST Communications, Inc.
                             (Exhibit 99-B to Form 8-K dated June 16, 1999, File No.
                             1-3040).
      (10.2)              -- 364-Day $800 million Credit Agreement, dated as of May
                             19, 1999, with the banks listed therein and Morgan
                             Guaranty Trust Company of New York, as administrative
                             agent (Exhibit 10-J to Form 10-Q for the period ended
                             June 30, 1999, File No. 1-3040).
      (10.3)              -- Amendment No. 1 to Credit Agreement, dated as of June 11,
                             1999, to the 364-Day $800 million Credit Agreement, dated
                             as of May 19, 1999, among the Company, U S WEST, Inc.,
                             the banks listed therein and Morgan Guaranty Trust
                             Company of New York, as administrative agent (Exhibit
                             10-K to Form 10-Q for the period ended June 30, 1999,
                             File No. 1-3040).
      (10.4)              -- 364-Day $4.0 billion Credit Agreement, dated as of May 5,
                             2000, among U S WEST Capital Funding, Inc., the Company
                             and U S WEST, Inc., the banks listed therein, and Morgan
                             Guaranty Trust Company of New York, as administrative
                             agent (Exhibit 10-L to Form 10-Q for the period ended
                             March 31, 2000, File No. 1-3040).
      (10.5)              -- Purchase Agreement, dated as of June 5, 2000, among U S
                             WEST Communications, Inc. and Lehman Brothers Inc.,
                             Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                             Smith Incorporated, Banc of America Securities LLC, and
                             J.P. Morgan Securities Inc. as Representatives of the
                             Initial Purchasers listed therein (Exhibit 1.A to Form
                             S-4 filed October 11, 2000).
      (10.6)              -- Registration Rights Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and the Initial
                             Purchasers listed therein (Exhibit 4.A to Form S-4 filed
                             October 11, 2000).
       12                 -- Computation of Ratio of Earnings to Fixed Charges.

---------------

( ) Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 30, 2001.

                                            Qwest Corporation

                                            By:     /s/ MARK A. SCHUMACHER
                                              ----------------------------------
                                                      Mark A. Schumacher
                                                Vice President and Controller
                                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the date indicated.

                      SIGNATURE                                    TITLES                    DATE
                      ---------                                    ------                    ----

                 /s/ JAMES A. SMITH                    President                        March 30, 2001
-----------------------------------------------------
                   James A. Smith

               /s/ MARK A. SCHUMACHER                  Vice President and Controller    March 30, 2001
-----------------------------------------------------    (Principal Accounting
                 Mark A. Schumacher                      Officer)

                 /s/ JAMES A. SMITH                    Director, President              March 30, 2001
-----------------------------------------------------
                   James A. Smith

             /s/ AUGUSTINE M. CRUCIOTTI                Director                         March 30, 2001
-----------------------------------------------------
               Augustine M. Cruciotti

                               QWEST CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" on page 1 for additional factors relating to such statements.

RESULTS OF OPERATIONS

  2000 Compared with 1999

     Several non-recurring items impacted net income in 2000. Results of operations for the two years excluding the effects of such items are as follows:

                                                    2000     1999     INCREASE (DECREASE)
                                                   ------   ------   ---------------------
                                                            (DOLLARS IN MILLIONS)
Net income.......................................  $1,196   $1,562    $(366)      (23.4)%
Non-recurring items..............................     804       --      804          --
                                                   ------   ------    -----       -----
Adjusted net income..............................  $2,000   $1,562    $ 438        28.0%
                                                   ======   ======    =====       =====

Non-recurring items in 2000 include:

     - an after-tax charge of $787 million for charges associated with the merger (the "Merger") between Qwest Communications International Inc. ("QCII") and U S WEST, Inc. ("U S WEST") and

     - an after-tax charge of $17 million for the net loss on the sale of fixed assets.

     Adjusted net income increased $438 million or 28% over 1999. The increase was primarily due to revenue growth associated with increased demand for services, improvements to our employee benefit costs such as pension and post-retirement and cost savings associated with synergies generated by the Merger. Partially offsetting these items were higher operating costs driven by growth initiatives and higher depreciation and property taxes associated with our continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                           ---------------
                                                            2000     1999     INCREASE (DECREASE)
                                                           ------   ------   ---------------------
                                                                    (DOLLARS IN MILLIONS)
Revenues:
  Commercial services....................................  $5,152   $4,472    $  680       15.2%
  Consumer and small business services...................   5,864    5,506       358        6.5
  Switched access services...............................   1,284    1,486      (202)     (13.6)
                                                           ------   ------    ------      -----
          Total revenues.................................  12,300   11,464       836        7.3
                                                           ------   ------    ------      -----
Operating expenses:
  Employee-related expenses..............................   3,257    3,696      (439)     (11.9)
  Other operating expenses...............................   2,839    2,515       324       12.9
  Depreciation and amortization..........................   2,427    2,293       134        5.8
  Merger-related and other charges.......................   1,285       --     1,285         --
                                                           ------   ------    ------      -----
          Total operating expenses.......................   9,808    8,504     1,304       15.3
                                                           ------   ------    ------      -----
Operating income.........................................   2,492    2,960      (468)     (15.8)
                                                           ------   ------    ------      -----
Other expense -- net:
  Interest expense -- net................................     548      403       145       36.0
  Other expense -- net...................................      40       37         3        8.1
                                                           ------   ------    ------      -----
          Total other expense -- net.....................     588      440       148       33.6
                                                           ------   ------    ------      -----
Income before income taxes...............................   1,904    2,520      (616)     (24.4)
Provision for income taxes...............................     708      958      (250)     (26.1)
                                                           ------   ------    ------      -----
Net income...............................................  $1,196   $1,562    $ (366)     (23.4)%
                                                           ======   ======    ======      =====

REVENUES

     Our revenues are generated from a variety of services and products. Commercial, consumer and small business revenues are derived from retail and wholesale services such as basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless services, subscriber line charges, MegaBit(TM) data services, local number portability ("LNP") charges, public phone revenues, interconnection, intraLATA (local access transport area) long-distance services, paging, and installation and connection charges. State Public Utility Commissions ("PUCs") regulate most of these service rates. Also included in commercial, consumer and small business services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks, billing and collection services for interexchange carriers ("IXCs") and sales of customer premise equipment. Switched access services revenues are derived primarily from charging IXCs for the use of our local network to connect customers to their long-distance networks.

     Total revenues for 2000 grew by 7.3%, as compared to 1999, due to increases in commercial revenue driven primarily by sales of data products and services including Internet access, frame relay and private line facilities. We expect the data services business to become a greater portion of our overall revenues in the future. Also contributing to the increase was residential wireless and digital subscriber line ("DSL") growth. Wireless revenues grew by 110% in 2000 over 1999 and DSL revenues grew over 150% during the same period, primarily due to an increase in customers.

     Local voice revenues grew despite the fact that access line growth slowed to approximately 2% year-over-year. Total access lines increased by 341,000 in 2000 with business lines comprising the majority of the change. The decline in access line growth was partially attributable to businesses converting single access lines to a lower number of high-speed, high-capacity lines allowing for transport of data at higher rates of speed. On a voice-grade equivalent basis, our business access lines grew by 30.5% as compared to 1999.

     Partially offsetting the increase in total revenues was the decline in switched access revenue, primarily due to rate reductions mandated by the FCC as part of access reform, as well as rate reductions mandated by state PUCs. IntraLATA long-distance service voice revenues also declined due to price cuts caused by regulatory rate reductions and greater competition. We believe we will continue to experience further declines in intraLATA long-distance revenues as competition increases. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

     To compete more effectively and provide better value, we continue to sell bundled products and services at prices lower than they could be sold individually in exchange for longer-term customer commitments and higher overall per customer revenue. As a result, we have added 730,000 subscribers to our CustomChoice(SM) package (which includes a home phone line and the choice of 20 calling features) in 2000, with total subscribers exceeding 2,000,000 as of year-end. Total subscribers to our other significant bundled offering, Total Package(SM) (bundled wireless, wireline and Internet services package), exceeded 121,000 at December 31, 2000.

     During 1999 and 2000, we committed to sell approximately 800,000 access lines within the 14-state local service area ("local service area"). In 1999, definitive sales agreements were reached for the sale of 570,000 lines for approximately $1.8 billion in cash, subject to adjustment. In 2000, the sales of 20,000 access lines in North Dakota and South Dakota were consummated resulting in proceeds of $19 million and gains of $11 million. The transfer of ownership of the remaining access lines, which will occur on a state-by-state basis, is expected to be completed by the first quarter of 2002. The pending sales are subject to regulatory approvals and other customary closing conditions. In addition, on February 26, 2001, we announced that we do not have plans to sell a significant number of additional access lines at the present time. Sales of these rural access lines will exert downward pressure on revenue growth as these sales are finalized.

EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses decreased by $439 million or 11.9% in 2000 as compared to 1999. The principal reason for the decline was an improvement in our employee benefit costs such as pension and other post-retirement benefits. The change was primarily the result of favorable returns on plan assets. We also experienced cost savings as a result of synergies generated by the Merger as we were able to eliminate duplicate work functions. In addition, employee-related expenses decreased as the result of an increase in capitalized salaries and wages associated with higher capital investment.

     Partially offsetting the decrease in expense was an increase in employee levels related to our growth businesses such as data and wireless communications as well as our commitment towards improving customer service.

     On January 5, 2001, we announced an agreement with our major unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, to extend the existing union contracts for another two years, through August of 2003. The extensions include a 3.5% wage increase in 2001, a 5% wage increase in 2002, a 6% pension increase in 2002, and a 10% pension increase in 2003. Excluding anticipated future cost synergies, these scheduled changes will increase employee-related expenses in future years.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic to their facilities, interconnection costs, taxes other than income taxes and other selling, general and administrative costs.

     The increase in other operating expenses of $324 million or 12.9% over 1999 was primarily the result of increased costs associated with the higher sales of our data and wireless products and services. We also experienced an increase in our bad debt expense as the result of growing revenues. Finally, our property taxes grew in 2000 as a result of our continued investment in our network facilities.

     Depreciation and amortization expense. Depreciation expense increased 5.8% as compared to 1999 primarily due to higher overall property, plant and equipment resulting from continued investment in our network to meet service demands. In addition, we continued to invest in growth areas such as data and wireless services as well as to improve customer service levels.

     Merger-related and other charges. We incurred Merger-related and other charges totaling $1.285 billion. A breakdown of these costs is as follows:

                                                           YEAR ENDED
                                                        DECEMBER 31, 2000
                                                      ---------------------
                                                      (DOLLARS IN MILLIONS)
Contractual settlements and terminations............         $  578
Merger bonuses and severance costs..................            202
Write-off of access lines...........................            221
Termination of software development projects........            114
Post-retirement benefit plan curtailment gain.......            (45)
Other Merger-related costs and charges..............            215
                                                             ------
          Total Merger-related and other charges....         $1,285
                                                             ======

     Contractual settlements and termination losses of $578 million represents the costs incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, management identified a workforce reduction of 2,323 employees primarily to eliminate duplicate functions. These employees were terminated prior to December 31, 2000. A severance charge of $143 million relates to employees involuntarily separated during fiscal 2000. Merger bonuses of $59 million represents bonus payments triggered by the successful completion of the Merger.

     We lease dedicated special-purpose access lines to competitive local exchange carriers ("CLECs"). Given current industry conditions and regulatory changes affecting CLECs, we evaluated those leased assets for impairment. We concluded that the fair value of those assets was minimal and took a $221 million charge. Our wholesale services segment operates the assets.

     Following the Merger, management reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero and $114 million of capitalized software costs were written-off. The abandoned projects included a significant billing system replacement and a customer database system.

     Other costs of $215 million include legal charges related to the Merger, professional fees, re-branding costs, relocation costs and other costs related to the integration of the two companies.

     Offsetting the Merger-related costs was a $45 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     Other expense -- net. Interest expense was $548 million in 2000 and $403 million in 1999. The increase was due to higher average debt balances to fund growth initiatives.

     Also included in other expense-net were two items. The first, various other expenses, declined from $37 million in 1999 to $12 million in 2000 primarily due to a reduction in the amount of regulatory interest expense. The second item was a loss on the sale of fixed assets in 2000 of $39 million, offset by a gain of $11 million on the sale of access lines. There were no such losses in 1999.

     Provision for income taxes. The effective tax rate decreased to 37.2% for 2000 from 38.0% for 1999. The decrease was primarily attributable to an increase in non-taxable income for state income tax purposes in higher rate states and a decrease in earnings before income taxes.

     Net income. Net income for 2000 decreased by $366 million when compared to 1999. The decline was caused principally by Merger-related charges of $1.285 billion.

  1999 Compared with 1998

     Two non-recurring items impacted net income in 1998. Results of operations for the two years, excluding the effects of these items, are as follows:

                                                     1999     1998     INCREASE (DECREASE)
                                                    ------   ------    -------------------
                                                            (DOLLARS IN MILLIONS)
Net income........................................  $1,562   $1,335     $227         17.0%
Non-recurring items...............................      --       89      (89)      (100.0)
                                                    ------   ------     ----       ------
Adjusted net income...............................  $1,562   $1,424     $138          9.7%
                                                    ======   ======     ====       ======

Non-recurring items in 1998 include:

     - an after-tax charge of $68 million for costs associated with the June 12, 1998 separation of U S WEST, Inc., our former parent corporation, into two independent companies (the "Separation") and

     - an after-tax charge of $21 million related to the impairment of certain long-lived assets associated with our video operations.

     Adjusted net income increased $138 million or 9.7% in 1999. The increase was primarily due to revenue growth associated with increased demand for services. Partially offsetting the revenue increases were higher operating costs driven by growth initiatives (data and wireless services) and interconnection activities.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                  -----------------
                                                   1999      1998      INCREASE (DECREASE)
                                                  -------   -------    -------------------
                                                           (DOLLARS IN MILLIONS)
Revenues:
  Commercial services...........................  $ 4,472   $ 4,184     $ 288         6.9%
  Consumer and small business services..........    5,506     5,146       360         7.0
  Switched access services......................    1,486     1,541       (55)       (3.6)
                                                  -------   -------     -----       -----
          Total revenues........................   11,464    10,871       593         5.5
                                                  -------   -------     -----       -----
Operating expenses:
  Employee-related expenses.....................    3,696     3,430       266         7.8
  Other operating expenses......................    2,515     2,685      (170)       (6.3)
  Depreciation and amortization.................    2,293     2,138       155         7.2
                                                  -------   -------     -----       -----
          Total operating expenses..............    8,504     8,253       251         3.0
                                                  -------   -------     -----       -----
Operating income................................    2,960     2,618       342        13.1
                                                  -------   -------     -----       -----
Other expense -- net:
  Interest expense -- net.......................      403       386        17         4.4
  Other expense -- net..........................       37        82       (45)      (54.9)
                                                  -------   -------     -----       -----
          Total other expense -- net............      440       468       (28)       (6.0)
                                                  -------   -------     -----       -----
Income before income taxes......................    2,520     2,150       370        17.2
Provision for income taxes......................      958       815       143        17.5
                                                  -------   -------     -----       -----
Net income......................................  $ 1,562   $ 1,335     $ 227        17.0%
                                                  =======   =======     =====       =====

REVENUES

     Commercial, consumer and small business services revenues increased primarily due to greater sales of wireless and calling services of $142 million and $119 million, respectively. Additionally, access line growth contributed to the rise in revenues. Second line additions by residential and small business customers contributed to access line growth due to continuing demand for Internet access and data transport capabilities. As of the end of 1999, we had added 408,000 access lines, an increase of 2.5% over the end of 1998. Of this increase, residential second line installations accounted for 187,000 lines, an increase of 11.8% compared with 1998. Also contributing to the revenue growth were greater revenues from inside wire maintenance plans, LNP charges, interconnection revenues, subscriber line charges, billing and collection services and increases in the subscriber base of our Megabit(TM) data services, collectively contributing almost $298 million. Partially offsetting these increases was a decrease in intraLATA long-distance services revenues for 1999 primarily attributable to greater competition, strategic price reductions and the expansion in the number and size of extended service areas. As of December 31, 1999, customers in our local service area were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call. Also reducing commercial, consumer and small business services revenues were net regulatory rate adjustments and refunds of $56 million for 1999, over the comparable 1998 period.

     While commercial, consumer and small business services revenues increased in 1999, our growth rate declined from 1998. The decline in the growth rate was primarily attributable to increased competition as well as our customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts. Additionally, some business customers have opted to migrate from multiple single lines to high-capacity lines, which decreases commercial and small business services revenues but increases access services revenues. During 1999 we committed to sell approximately 800,000 access lines within our local service area. In 1999, definitive sales agreements were reached for the sale of 570,000 lines for approximately $1.8 billion in cash, subject to adjustment. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed by the first quarter of 2002. In addition, on February 26, 2001, we announced we do not have plans to sell a significant number of additional access lines at the present time.

     The decrease in switched access services revenues was attributable to mandated rate reductions by the FCC and state PUCs of $164 million and increasing competition for intraLATA and consumer long-distance services. Partially offsetting some of the decline was an increase in demand from IXCs. Access minutes of use increased 5.0% for 1999.

EXPENSES

     Employee-related expenses. Employee-related expenses for 1998 include $21 million of costs related to the third quarter 1998 work stoppage. In August of 1998, our union employees went on a two-week strike. Excluding the work stoppage costs, employee-related expenses increased $287 million or 8.4% for 1999 over 1998. Employee-related expenses increased because of increased commitments towards improving customer service, including meeting requests for installation and repair services, resulting in higher labor costs. Additionally, growth in several sectors of the business, primarily wireless and data communications and year 2000 costs, resulted in increased employee levels and contract labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Additionally, included in employee-related expenses for 1999 are the salary and benefit costs for employees who were transferred from our former parent company as part of the Separation. Prior to the Separation, these costs were allocated to us and included in other operating expenses. Partially offsetting these increases was the capitalization in 1999 of employee-related costs associated with developing internal use software due to the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $85 million of employee-related costs were capitalized in 1999. An increase in net pension credits of $38 million also partially offset the increase in employee-related expenses for 1999.

     Other operating expenses. Included in 1998 were $129 million of Separation costs and asset impairment charges. Excluding the Separation costs and asset impairment charges, other operating expenses decreased

$41 million, or 1.6% for 1999 over 1998. This decrease was primarily attributable to the effect of capitalizing $281 million of software costs in 1999 primarily associated with developing internal use software in accordance with SOP 98-1. Additionally, for the second half of 1998, the transfer of employees from our old parent company as part of the Separation resulted in the reclassification of related salary and benefit costs to employee-related expenses.

     Offsetting the overall decrease in operating expenses were increased costs of product sales associated with our growth initiatives, including wireless handset costs and costs applicable to our data communications services. In addition, higher access and interconnection expenses resulting from regulatory rulings that require us to pay access charges to carriers for calls that originate on our network and terminate on other carriers' networks, offset by reductions in access expense due to end-users dialing toll calls directly to IXCs and bypassing our network, also reduced the decrease. Finally, higher 1) rent expense related to increased computer software, hardware and telephone pole leasing, 2) property taxes associated with higher capital expenditures, 3) bad debt expense related to increased revenues and 4) marketing and advertising costs for wireless, data communications services and calling services such as caller identification also offset some of the decrease in other operating expenses.

     Depreciation and amortization expense. Depreciation and amortization expense increased primarily due to higher overall property, plant and equipment balances resulting from continued investment in our network. Additionally, we incurred amortization costs related to the capitalization of internal use software in accordance with SOP 98-1 and reduced the useful lives of certain assets due to changes in technology, both of which caused greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with access lines that we intend to sell.

     Other expense -- net. Interest expense was $403 million in 1999 and $386 million in 1998. The increase was due to higher average debt balances to fund growth initiatives.

     Also included in other expense -- net was other expense of $37 million for 1999, compared to $82 million for 1998. The decrease in other expense was due to a reduction in regulatory interest expense and gains on sales of real estate. Additionally, the decrease in other expense -- net for 1999 was due to the reduction in interest expense attributable to an anticipated settlement of federal income tax liabilities for tax years still under audit.

     Provision for income taxes. The effective tax rate remained relatively consistent at 38.0% for 1999 compared to 37.9% for 1998.

     Net income. Net income in 1999 increased by $227 million over 1998 because of the effect of the items discussed above.

RISK MANAGEMENT

     We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge foreign currency exposures associated with particular debt issues.

     As of December 31, 2000 and 1999, approximately $589 million and $218 million, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is primarily linked to commercial paper rates. A hypothetical increase of 1% in commercial paper rates would increase annual pre-tax interest expense by $6 million. As of December 31, 2000 and 1999, we also had $381 million and $620 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. As of December 31, 2000, all outstanding interest rate swaps and the associated debt instruments have matured.

     As of December 31, 2000 and 1999, we had also entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps synthetically transform 93 million and 94 million of Swiss Franc borrowings at December 31, 2000 and 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     Other assets at December 31, 2000 included a marketable equity security recorded at a fair value of less than $1 million including a net unrealized loss of less than $1 million. The security has exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in price quoted by stock exchanges would decrease the fair value of our equity security by less than $1 million.

CONTINGENCIES

     We have certain pending regulatory actions. See Note 9 to the consolidated financial statements.

COMPETITION AND REGULATORY ENVIRONMENT

     For a complete discussion of our competitive and regulatory environment, see Item 1 -- Business of this Form 10-K.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheets with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Qwest Corporation:

     We have audited the accompanying consolidated balance sheets of Qwest Corporation (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in stockholder's equity and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
January 24, 2001

                               QWEST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
Revenues:
  Commercial services.......................................  $ 5,152   $ 4,472   $ 4,184
  Consumer and small business services......................    5,864     5,506     5,146
  Switched access services..................................    1,284     1,486     1,541
                                                              -------   -------   -------
          Total revenues....................................   12,300    11,464    10,871
Operating expenses:
  Employee-related expenses.................................    3,257     3,696     3,430
  Other operating expenses..................................    2,839     2,515     2,685
  Depreciation and amortization.............................    2,427     2,293     2,138
  Merger-related and other charges..........................    1,285        --        --
                                                              -------   -------   -------
          Total operating expenses..........................    9,808     8,504     8,253
                                                              -------   -------   -------
Operating income............................................    2,492     2,960     2,618
Other expense-net:
  Interest expense-net......................................      548       403       386
  Other expense-net.........................................       40        37        82
                                                              -------   -------   -------
          Total other expense-net...........................      588       440       468
                                                              -------   -------   -------
Income before income taxes..................................    1,904     2,520     2,150
Provision for income taxes..................................      708       958       815
                                                              -------   -------   -------
Net income..................................................  $ 1,196   $ 1,562   $ 1,335
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................   $   252     $    61
  Accounts receivable, net of allowances of $70 and $46.....     1,816       1,811
  Inventories and supplies..................................       152         211
  Deferred tax asset........................................       102         154
  Prepaid and other.........................................       122          95
                                                               -------     -------
Total current assets........................................     2,444       2,332
Property, plant and equipment-net...........................    18,100      16,049
Other assets-net............................................     2,298       1,597
                                                               -------     -------
          Total assets......................................   $22,842     $19,978
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings.....................................   $ 2,491     $ 1,684
  Accounts payable..........................................     1,727       1,721
  Accrued expenses..........................................     1,772       1,560
  Advanced billings and customer deposits...................       383         343
                                                               -------     -------
Total current liabilities...................................     6,373       5,308
Long-term borrowings........................................     6,247       5,408
Post-retirement and other post-employment benefit
  obligations...............................................     2,310       2,462
Deferred income taxes.......................................     1,549       1,331
Unamortized investment tax credits..........................       154         161
Deferred credits and other..................................       944         588
Commitments and contingencies (Note 9)
Stockholder's equity:
  Common stock -- one share without par value, owned by
     parent.................................................     8,127       8,140
  Accumulated deficit.......................................    (2,861)     (3,617)
  Accumulated other comprehensive income....................        (1)        197
                                                               -------     -------
          Total stockholder's equity........................     5,265       4,720
                                                               -------     -------
          Total liabilities and stockholder's equity........   $22,842     $19,978
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 1,196   $ 1,562   $ 1,335
Adjustments to net income:
  Depreciation and amortization.............................    2,427     2,293     2,138
  Loss on sale of assets....................................       28        --        --
  Provision for bad debts...................................      169       118       113
  Asset impairment..........................................      335        --        35
  Deferred income taxes and amortization of investment tax
     credits................................................      302       206       110
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (174)     (310)     (124)
  Inventories, supplies and other current assets............       16       (76)       28
  Accounts payable, accrued expenses and advanced
     billings...............................................      836       300      (210)
  Other.....................................................     (587)       87       100
                                                              -------   -------   -------
Cash provided by operating activities.......................    4,548     4,180     3,525
                                                              -------   -------   -------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment..............   (4,801)   (3,754)   (2,566)
Proceeds from sales of local telephone exchanges............       19        --        --
Other.......................................................     (112)      (48)      (56)
                                                              -------   -------   -------
Cash used for investing activities..........................   (4,894)   (3,802)   (2,622)
                                                              -------   -------   -------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings.....................    1,044       603       399
Proceeds from issuance of long-term borrowings..............      997       782       320
Repayments of long-term borrowings..........................     (655)     (336)     (443)
Dividends paid on common stock..............................     (821)   (1,494)   (1,200)
Net transfer (to) from Parent company.......................      (28)       60        63
                                                              -------   -------   -------
Cash provided by (used for) financing activities............      537      (385)     (861)
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS
Increase (decrease).........................................      191        (7)       42
Beginning balance...........................................       61        68        26
                                                              -------   -------   -------
Ending balance..............................................  $   252   $    61   $    68
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                              OTHER
                                                   COMMON   ACCUMULATED   COMPREHENSIVE
                                                   STOCK      DEFICIT        INCOME        TOTAL
                                                   ------   -----------   -------------   -------
                                                               (DOLLARS IN MILLIONS)
BALANCE, JANUARY 1, 1998.........................  $8,017     $(3,617)                    $ 4,400
  Net income.....................................     --        1,335        $1,335         1,335
  Dividends declared.............................     --       (1,335)                     (1,335)
  Equity infusions...............................     63           --                          63
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 1998.......................  8,080       (3,617)                      4,463
  Net income.....................................     --        1,562         1,562         1,562
  Other comprehensive income, net of taxes.......     --          197           197           197
                                                                             ------
  Total comprehensive income.....................     --           --         1,759            --
                                                                             ======
  Dividends declared.............................     --       (1,562)                     (1,562)
  Net transfers from Parent company..............     60           --                          60
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 1999.......................  8,140       (3,420)                      4,720
  Net income.....................................     --        1,196         1,196         1,196
  Other comprehensive loss, net of taxes.........     --           (1)           (1)           (1)
                                                                             ------
  Total comprehensive income.....................     --           --        $1,195            --
                                                                             ======
  Transfer of marketable equity security to
     Parent......................................     --         (197)                       (197)
  Dividends declared.............................     --         (425)                       (425)
  Net transfers to Parent company................    (13)         (15)                        (28)
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 2000.......................  $8,127     $(2,862)                    $ 5,265
                                                   ======     =======                     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: MERGER

     On June 30, 2000, Qwest Communications International Inc. ("QCII") completed its merger (the "Merger") with U S WEST, Inc. ("U S WEST"). U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the newly combined company.

     We incurred Merger-related and other charges totaling $1.285 billion. A breakdown of these costs is as follows:

                                                           YEAR ENDED
                                                        DECEMBER 31, 2000
                                                      ---------------------
                                                      (DOLLARS IN MILLIONS)
Contractual settlements and terminations...........          $  578
Merger bonuses and severance costs.................             202
Write-off of access lines..........................             221
Termination of software development projects.......             114
Post-retirement benefit plan curtailment gain......             (45)
Other Merger-related costs and charges.............             215
                                                             ------
          Total Merger-related and other charges...          $1,285
                                                             ======

     Contractual settlements and termination losses of $578 million represents the costs incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, management identified a workforce reduction of 2,323 employees primarily to eliminate duplicate functions. These employees were terminated prior to December 31, 2000. A severance charge of $143 million relates to employees involuntarily separated during fiscal 2000. Merger bonuses of $59 million represents bonus payments triggered by the successful completion of the Merger.

     We lease dedicated special-purpose access lines to competitive local exchange carriers ("CLECs"). Given current industry conditions and regulatory changes affecting CLECs, we evaluated those leased assets for impairment. We concluded that the fair value of those assets was minimal and took a $221 million charge. Our wholesale services segment operates the assets.

     Following the Merger, management reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero and $114 million of capitalized software costs were written-off. The abandoned projects included a significant billing system replacement and a customer database system.

     Other costs of $215 million include legal charges related to the Merger, professional fees, re-branding costs, relocation costs and other costs related to the integration of the two companies.

     Offsetting the Merger-related costs was a $45 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

                               QWEST CORPORATION

     A summary of Merger-related costs accrued at June 30, 2000, and subsequent charges against those accruals follows:

                                             JANUARY 1,                             DECEMBER 31,
                                                2000       CURRENT      CURRENT         2000
                                              BALANCE     PROVISION   UTILIZATION     BALANCE
                                             ----------   ---------   -----------   ------------
                                                            (DOLLARS IN MILLIONS)
Contractual settlements and terminations....    $ --       $  578        $303           $275
Merger bonuses and severance costs..........      --          202         102            100
Other accrued costs.........................      --          122          27             95
                                                ----       ------        ----           ----
          Total accrued costs at Merger
            date............................    $ --          902        $432           $470
                                                ====                     ====           ====
Asset impairment charges....................                  335
Charges incurred subsequent to the Merger...                   48
                                                           ------
          Total Merger-related and other
            charges.........................               $1,285
                                                           ======

     Management anticipates that the majority of the Merger-related accruals will be paid by June 30, 2001.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Qwest Corporation ("Qwest") (formerly U S WEST Communications, Inc.) and its wholly owned subsidiaries. We are a wholly owned subsidiary of QCII.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification. Certain reclassifications to prior year amounts within the consolidated financial statements have been made to conform to the current year presentation.

     Revenue Recognition. Local telephone and wireless services are generally billed in advance with revenues recognized when services are provided. Revenues derived from exchange access, long-distance network services and wireless airtime usage are recognized as services are provided. Up-front fees received are deferred and recognized over the longer of the contractual period or the expected customer relationship, generally 2 to 10 years. These fees include activation fees and installation charges.

     Advertising Costs. Costs related to advertising are expensed as incurred. Advertising expense was $347 million, $226 million and $208 million in 2000, 1999 and 1998, respectively.

     Income Taxes. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. For financial statement purposes, investment tax credits are being amortized over the economic lives of the related property, plant and equipment.

     We are included in the consolidated federal income tax returns of QCII. We recognize federal income tax expense based upon a pro-rata allocation agreement with QCII. Under the agreement, we are allocated income tax consequences or benefits based upon our pro-rata contribution to the consolidated group's taxable income, deductions and credits. The amount of federal income tax expense recognized by us is not significantly different than an amount computed on a stand-alone basis.

     We are included in combined state tax returns filed by QCII. We recognize state income tax expense based upon a stand-alone allocation policy with QCII.

     Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from

                               QWEST CORPORATION
fluctuations in interest rates. Fair values of cash, cash equivalents and current accounts receivable and payable approximate carrying values due to their short-term nature.

     Inventories and Supplies. Inventories held for sale (primarily wireless handsets) are carried at the lower of cost or market on a first-in, first-out basis. New and reusable materials are carried at average cost, except for significant individual items that are valued based on specific costs. Nonreusable material is carried at its estimated salvage value.

     Accrued Expenses.  Accrued expenses consist of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Employee compensation.......................................   $  238      $  318
Dividends payable to Parent.................................       --         396
Current portion of state regulatory and legal liabilities...      181          35
Accrued property taxes and other operating taxes............      359         206
Accrual for Merger-related costs............................      470          --
Other.......................................................      524         605
                                                               ------      ------
          Total accrued expenses............................   $1,772      $1,560
                                                               ======      ======

     Property, Plant and Equipment. Property, plant and equipment is carried at cost and is depreciated using the straight-line group method. Generally, under the group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Network construction costs, including interest during construction, are capitalized.

     Interest related to qualifying construction projects is capitalized and reflected as a reduction of interest expense. Amounts capitalized were $52 million, $27 million and $25 million in 2000, 1999 and 1998, respectively.

     Valuation of Long-Lived Assets. We assess the impairment of long-lived assets whenever changes in circumstances indicate their carrying value may not be recoverable. If the total expected future cash flows or salvage value is less than the carrying value of the asset, the asset is written down to its fair value.

     Customer Acquisition Costs. We defer the initial direct costs of obtaining a customer to the extent there is sufficient revenue guaranteed under the arrangement to ensure the realizability of the capitalized costs. Deferred customer acquisition costs are amortized over the expected life of the customer relationship.

     Computer Software. Internally used software, whether purchased or developed, is capitalized and amortized over an estimated useful life of 5 years. Capitalized computer software costs of $953 million and $544 million at December 31, 2000 and 1999, respectively, are recorded in Other Assets. Amortization of capitalized computer software costs totaled $201 million, $104 million and $82 million in 2000, 1999 and 1998, respectively.

     Marketable Securities. All marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses are determined on the specific identification method and presented as a component of accumulated other comprehensive income within stockholder's equity.

                               QWEST CORPORATION

     Comprehensive Income. Comprehensive income includes the following components:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2000   1999
                                                              ----   -----
                                                              (DOLLARS IN
                                                               MILLIONS)
Unrealized (losses) gains on marketable securities..........  $(1)   $ 325
Income tax provision related to items of other comprehensive
  income....................................................   --     (128)
                                                              ---    -----
Other comprehensive (loss) income...........................  $(1)   $ 197
                                                              ===    =====

     During 2000, we transferred a marketable equity security with a cost of $8 and a fair value of $333 to our Parent.

     Derivative Instruments. From time to time, we enter into derivative financial instruments. The objective of our interest rate risk management program is to obtain the minimum total cost of debt over time consistent with an acceptable level of interest rate volatility. This objective was achieved in 2000 through the type of debt issued and cross-currency swaps that convert foreign-denominated debt to U.S. dollar-denominated debt.

     Under a cross-currency swap, we agree with another party to exchange U.S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. Cross-currency swaps are accounted for under synthetic instrument accounting if the index, maturity and amount of the instruments match the terms of the underlying debt. Under synthetic instrument accounting, the cross-currency swaps and the foreign currency debt are combined and accounted for as if U.S. dollar denominated-debt was issued directly. Beginning January 1, 2001, we began accounting for cross-currency swaps under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, we will carry the swaps at fair market value on the balance sheet. Future changes in the fair value of the cross-currency swaps that meet the criteria for hedge accounting will be recorded in accumulated other comprehensive income.

     The following table summarizes the terms of outstanding cross-currency swaps at December 31, 2000 and 1999. Cross-currency swaps are tied to the Swiss Franc and have a fair value (liability) of $(40) million and $(36) million at December 31, 2000 and 1999, respectively.

                                    DECEMBER 31, 2000                             DECEMBER 31, 1999
                       -------------------------------------------   -------------------------------------------
                                                WEIGHTED-AVERAGE                              WEIGHTED-AVERAGE
                                                      RATE                                          RATE
                                               -------------------                           -------------------
                       NOTIONAL                RECEIVE AS   PAY AS   NOTIONAL                RECEIVE AS   PAY AS
                        AMOUNT    MATURITIES      A %        A %      AMOUNT    MATURITIES      A %        A %
                       --------   ----------   ----------   ------   --------   ----------   ----------   ------
                                                         (DOLLARS IN MILLIONS)
Cross-currency.......    $133        2001          --        6.51      $133        2001          --        6.51

     In the event we are owed money under the swap agreements, we could be exposed to risk in the event of nonperformance by counterparties. We do not require any collateral from these counterparties. We manage this exposure by monitoring the credit standing of the counterparties and establishing dollar and term limitations that correspond to the respective credit rating of each counterparty.

     At December 31, 2000, deferred credits of $7 million and deferred charges of $48 million on closed forward contracts are included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

     New Accounting Standards. On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets with changes in fair value recognized currently in earnings

                               QWEST CORPORATION
unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. SAB No. 101 also permits the direct costs incurred in obtaining the customer to be deferred and recognized over the expected life of the customer relationship. We adopted SAB No. 101 in the fourth quarter of fiscal 2000, with effect from January 1, 2000. There was no cumulative effect on earnings from the adoption of SAB No. 101.

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                                        DECEMBER 31,
                                                      DEPRECIABLE   ---------------------
                                                         LIVES        2000        1999
                                                      -----------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Land and buildings..................................  30-38 years   $  2,794    $  2,442
Communications equipment............................   2-14 years     17,379      15,695
Other network equipment.............................   8-57 years     15,960      15,014
General purpose computers and other.................   5-11 years      3,092       2,871
Construction in progress............................           --      1,063       1,328
                                                                    --------    --------
                                                                      40,288      37,350
Less: accumulated depreciation......................                 (22,188)    (21,301)
                                                                    --------    --------
Property, plant and equipment -- net................                $ 18,100    $ 16,049
                                                                    ========    ========

     Asset Impairment. During 2000, we recorded a non-cash charge of $205 million (net of a $130 million income tax benefit) related to the impairment of certain long-lived assets. We lease dedicated special-purpose access lines to CLECs. Given current industry conditions and regulatory changes affecting CLECs, we evaluated those leased assets for impairment. We concluded that the fair value of those assets was minimal and took a $221 million charge. Our wholesale services segment operates the assets.

     Following the Merger, management reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero and $114 million of capitalized software costs were written-off. The abandoned projects included a significant billing system replacement and a customer database system.

     Leasing Arrangements. Certain office facilities, real estate and equipment used in operations are under operating leases. Rent expense under operating leases for 2000, 1999 and 1998 was $353 million, $227 million and $169 million, respectively. At December 31, 2000, the future minimum rental payments under noncancelable operating leases for the years 2001 through 2005 and thereafter are $119 million, $120 million, $108 million, $124 million, $90 million and $343 million, respectively. We acquired equipment valued at $265 million, $118 million and $179 million in 2000, 1999 and 1998 under capital lease arrangements.

     Sale of Exchanges. During 1999 and 2000, we committed to sell approximately 800,000 access lines within the 14-state local service area. In 1999, definitive sales agreements were reached for the sale of 570,000 lines for approximately $1.8 billion in cash, subject to adjustment. In 2000, the sale of 20,000 access lines in North Dakota and South Dakota were consummated resulting in proceeds of $19 million and gains of $11 million. The transfer of ownership of the remaining access lines, which will occur on a state-by-state basis, is

                               QWEST CORPORATION
expected to be completed by the first quarter of 2002. The pending sales are subject to regulatory approvals and other customary closing conditions.

NOTE 4: BORROWINGS

CURRENT BORROWINGS

     Current borrowings consist of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Commercial paper............................................   $  589      $  218
Due to Qwest Capital Funding................................    1,521         846
Short-term notes and current portion of long-term
  borrowings................................................      381         620
                                                               ------      ------
          Total.............................................   $2,491      $1,684
                                                               ======      ======

     The weighted-average interest rate on commercial paper was 6.85% and 7.14% at December 31, 2000 and 1999, respectively. The interest rate on the debt due to Qwest Capital Funding was 7.5% at December 31, 2000 and 1999.

     We maintain commercial paper programs to finance the purchase of telecommunications assets. We also enter into lines of credit as backup facilities for the issuance of commercial paper. At December 31, 2000, a single $4.0 billion syndicated credit facility was in place to support commercial paper programs at both Qwest and Qwest Capital Funding. As of December 31, 2000, $700 million of that syndicated credit facility was allocated to support the Qwest program, and the remainder was allocated to support the Qwest Capital Funding program. As of December 31, 2000, there was no outstanding balance on the syndicated credit facility. The syndicated credit facility agreement requires us to pay a quarterly fee based upon our long-term borrowings ratings. The facility fee for our portion of the credit facility was 0.065%.

LONG-TERM BORROWINGS

     Long-term borrowings consists principally of debentures and medium-term notes with the following interest rates and maturities at December 31:

                                                        MATURITIES
                                         ----------------------------------------     TOTAL        TOTAL
INTEREST RATES                           2002    2003    2004   2005   THEREAFTER      2000         1999
--------------                           ----   ------   ----   ----   ----------   ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Up to 5%...............................  $100   $   50   $ --   $ --     $   --       $  150       $  150
Above 5% to 6%.........................    --       --    100     41        390          531          579
Above 6% to 7%.........................   250       43     --    400      1,090        1,783        1,831
Above 7% to 8%.........................    --    1,062    750     --      1,584        3,396        2,367
Above 8% to 9%.........................    --       --     --     --        250          250          243
Above 9% to 10%........................    --       --     --     --         --           --           --
                                         ----   ------   ----   ----     ------       ------       ------
                                         $350   $1,155   $850   $441     $3,314        6,110        5,170
                                         ====   ======   ====   ====     ======
Capital lease obligations..............                                                  194          114
Other..................................                                                  (57)         124
                                                                                      ------       ------
          Total........................                                               $6,247       $5,408
                                                                                      ======       ======

                               QWEST CORPORATION

     Our borrowings have a fair value of $6.5 billion and $5.6 billion at December 31, 2000 and 1999, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounting future cash flows using current interest rates.

     Interest paid, net of amounts capitalized, was $451 million, $353 million and $374 million for 2000, 1999 and 1998, respectively.

NOTE 5: FAIR VALUES OF EQUITY INVESTMENTS

     Fair value of equity investments is based upon market prices quoted by stock exchanges. Our equity investments in other publicly traded companies consisted of the following (dollars in millions):

         DECEMBER 31, 2000                             DECEMBER 31, 1999
      -----------------------                       -----------------------
      UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST    GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----  ----------   ----------   ----------   ----   ----------   ----------   ----------
  $1     $ --          $1          $ --       $9       $325         $ --         $334

NOTE 6: EMPLOYEE BENEFITS

     Pension, Post-retirement and Other Post-employment Benefits. We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational employees and post-retirement healthcare and life insurance plans for retirees. We also provide post-employment benefits for certain former employees.

     In conjunction with the Merger, we made the following changes to our employee benefit plans. Effective September 7, 2000, employees will not be eligible to receive retiree medical and life benefits unless they had either at least 20 years of service by December 31, 2000 or will be service pension eligible by December 31, 2003. The elimination of the retiree medical benefits decreased the other post-employment benefits expense for 2000 by approximately $9 million. In addition, the elimination is accounted for as a plan curtailment, resulting in a one-time gain of approximately $45 million. This gain was recorded as an offset to Merger-related costs. The plan was also changed for all future retirees. Employees who retained the benefits will begin paying contributions in 2004 except for those employees who retired prior to September 7, 2000.

     We also modified the pension plan benefits, effective January 1, 2001, for all former U S WEST management employees who did not have 20 years of service by December 31, 2000, or who will not be service pension eligible by December 31, 2003. For employees who do not meet these criteria, the years of service credited under the defined lump sum formula were frozen; the benefit will be adjusted for future compensation levels. Future benefits will equal 3% of pay, plus a return as defined in the plan. All management employees, other than those who remain eligible under the previous formulas, will be eligible to participate in the 3%-of-pay plan.

     Effective August 11, 2000, the Pension Plan was amended to provide additional pension benefits to plan participants who are involuntarily separated from Qwest between August 11, 2000, and June 30, 2001. The amount of the benefit is based on pay and service and ranges from a minimum of four months up to a maximum of one year of an employee's base pay.

     Pension benefits for management employees prior to January 1, 2001 were based upon their salary and years of service while occupational employee benefits were generally based upon job classification and years of service. Pension and post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Net pension credits for 2000, 1999 and 1998 were $262 million, $116 million and $83 million, respectively. No pension funding was required in 2000, 1999 or 1998. Net post-retirement benefit costs (excluding the curtailment gain of

                               QWEST CORPORATION

$45 million in 2000) for 2000, 1999 and 1998 were $16 million, $128 million and $149 million, respectively. The amount funded by us is based on regulatory accounting requirements.

NOTE 7: INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Federal:
  Current...................................................  $369     $661     $614
  Deferred..................................................   254      155       87
                                                              ----     ----     ----
                                                               623      816      701
State and local:
  Current...................................................    37       91       91
  Deferred..................................................    48       51       23
                                                              ----     ----     ----
                                                                85      142      114
                                                              ----     ----     ----
Provision for income taxes..................................  $708     $958     $815
                                                              ====     ====     ====

     We paid $395 million, $650 million and $642 million for income taxes in 2000, 1999 and 1998, respectively.

     The effective tax rate differs from the statutory tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Federal statutory tax rate..................................  35.0%    35.0%    35.0%
State income taxes-net of federal effect....................   2.9      3.7      3.4
Other.......................................................  (0.7)    (0.7)    (0.5)
                                                              ----     ----     ----
Effective tax rate..........................................  37.2%    38.0%    37.9%
                                                              ====     ====     ====

     The components of the net deferred tax liability are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Property, plant and equipment...............................   $2,128      $1,941
State deferred taxes-net of federal effect..................      255         256
Investments.................................................       --         114
Other.......................................................       48          35
                                                               ------      ------
  Deferred tax liabilities..................................    2,431       2,346
Post-retirement benefits-net of pension.....................      617         677
Unamortized investment tax credit...........................       54          56
State deferred taxes-net of federal effect..................      103         128
Other.......................................................      210         308
                                                               ------      ------
  Deferred tax assets.......................................      984       1,169
                                                               ------      ------
Net deferred tax liability..................................   $1,447      $1,177
                                                               ======      ======

                               QWEST CORPORATION

     At December 31, 2000 and 1999, we had outstanding taxes payable to QCII of $203 million and $191 million, respectively.

NOTE 8: RELATED PARTY TRANSACTIONS

     We provide and purchase various services to and from affiliated companies. The amounts received and paid for these services are determined in accordance with the Federal Communications Commission and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $1.0 billion, $683 million and $654 million in 2000, 1999 and 1998, respectively. The total amount of revenues derived from affiliated companies was $327 million, $172 million and $111 million in 2000, 1999 and 1998, respectively.

     It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

NOTE 9: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     We have no significant commitments outstanding as of December 31, 2000.

CONTINGENCIES

     Litigation. Through December 2000, seven purported class action complaints have been filed in various state courts against QCII and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the parties have signed agreements to settle the complaints. The agreements are subject to a variety of conditions, including court approval.

     Various other litigation matters have been filed against us. Management intends to vigorously defend these outstanding claims.

     We have provided for the above matters in our financial statements as of December 31, 2000. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

     Intellectual Property. We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly receive allegations that our products or services infringe upon various intellectual property rights, together with demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights or royalties, it would not have a material adverse effect on us.

     Regulatory Matters. We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

                               QWEST CORPORATION

     From time to time we receive complaints and become subject to investigations regarding tariffs, and other matters. We may receive complaints or become subject to investigations in the future. Such complaints or investigations could result in the imposition of certain fines and other penalties.

NOTE 10: SEGMENT INFORMATION

     We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to CLECs. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     Following is a breakout of our segments, which has been extracted from the financial statements of QCII. Certain revenue and expenses of QCII are included in the segment data, which have been eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes our corporate expenses. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents a total of the retail services, wholesale services and network services segments. As a result of regulatory actions and changes in internal reporting, the classification of certain operating revenues and expenses has changed during 1999 and 1998. Accordingly, the operating revenues and margins may not be comparable for each year.

                                                                TOTAL
                                                            COMMUNICATIONS
                           RETAIL    WHOLESALE   NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                          SERVICES   SERVICES    SERVICES      SERVICES      OTHER      ITEMS         TOTAL
                          --------   ---------   --------   --------------   -----   -----------   ------------
                                                          (DOLLARS IN MILLIONS)
2000
Operating revenues......  $11,913     $3,194     $   353       $15,460       $  --     $(3,160)      $12,300
Intersegment revenues...      121         --          99           220          --        (220)           --
EBITDA(1)...............    7,236      2,523      (2,962)        6,797        (322)         --         6,475
Capital expenditures....       --         --          --            --          --       4,801         4,801
1999
Operating revenues......    9,022      2,871         242        12,135          --        (671)       11,464
Intersegment revenues...       87         --          60           147          --        (147)           --
EBITDA(1)...............    6,111      2,157      (2,793)        5,475        (116)         --         5,359
Capital expenditures....      587(2)     111       3,200         3,898          (1)       (143)        3,754
1998
Operating revenues......    8,556      2,590         214        11,360          --        (489)       10,871
Intersegment revenues...       28         --          70            98          --         (98)           --
EBITDA(1)...............    6,194      1,908      (2,776)        5,326        (234)         --         5,092
Capital expenditures....      362(2)      --       2,376         2,738         125        (297)        2,566

                               QWEST CORPORATION

---------------

(1) Margin does not include non-recurring and non-operating items such as Merger costs, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, one-time legal charges, Separation charges, regulatory accruals and sales of local telephone exchanges. Margin does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity.

     A reconciliation from Segment Margin to pre-tax income follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Segment Margin.............................................  $6,475   $5,359   $5,092
Less:
  Separation costs.........................................      --       --       94
  Asset impairment charge..................................      --       --       35
  Other expense-net........................................     588      440      468
  Taxes other than income taxes............................     414      377      356
  Other items applicable to QCII...........................    (143)    (271)    (149)
  Merger-related and other charges.........................   1,285       --       --
  Depreciation and amortization............................   2,427    2,293    2,138
                                                             ------   ------   ------
          Pre-tax income...................................  $1,904   $2,520   $2,150
                                                             ======   ======   ======

---------------

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to these services are included in network services capital expenditures.

NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
2000
Operating revenues................................  $2,951    $3,022    $3,168    $3,159
Income (loss) before income taxes.................     683       652       (76)      645
Net income (loss).................................     425       405       (42)      408
1999
Operating revenues................................   2,788     2,843     2,907     2,926
Income before income taxes........................     585       633       662       640
Net income........................................     369       387       411       395

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    DESCRIPTION
        -------                                    -----------
          (2.1)            -- Reorganization and Divestiture Agreement, dated as of
                              November 1, 1983, between American Telephone and
                              Telegraph Company, U S WEST Inc., and certain of their
                              affiliated companies, including The Mountain States
                              Telephone and Telegraph Company, Northwestern Bell
                              Telephone Company, Pacific Northwest Bell Telephone
                              Company and NewVector Communications, Inc. (Exhibit 10a
                              to Form 10-K for the period ended December 31, 1983, File
                              No. 1-3040).
          (2.2)            -- Articles of Merger including the Plan of Merger between
                              The Mountain States Telephone and Telegraph Company
                              (renamed U S WEST Communications, Inc.) and Northwestern
                              Bell Telephone Company. (Incorporated herein by this
                              reference to Exhibit 2a to Form SE filed on January 8,
                              1991, File No. 1-3040).
          (2.3)            -- Articles of Merger including the Plan of Merger between
                              The Mountain States Telephone and Telegraph Company
                              (renamed U S WEST Communications, Inc.) and Pacific
                              Northwest Bell Telephone Company. (Incorporated herein by
                              this reference to Exhibit 2b to Form SE filed on January
                              8, 1991, File No. 1-3040).
          (3.1)            -- Restated Articles of Incorporation of the Registrant.
                              (Incorporated herein by this reference to Exhibit 3a to
                              Form 10-K filed on April 13, 1998, File No. 1-3040.)
          (3.2)            -- Bylaws of the Registrant, as amended. (Incorporated
                              herein by this reference to Exhibit 3b to Form 10-K filed
                              on April 13, 1998, File No. 1-3040.)
          (4.1)            -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                              herewith pursuant to Regulation S-K, Item
                              601(b)(4)(iii)(A). Pursuant to this regulation, the
                              Registrant hereby agrees to furnish a copy of any such
                              instrument to the SEC upon request.
          (4.2)            -- Indenture, dated as of October 15, 1999, by and between U
                              S WEST Communications, Inc. and Bank One Trust Company,
                              NA, as Trustee (Exhibit 4b to Form 10-K for the period
                              ended December 31, 1999, File No. 1-3040).
         (10.1)            -- Form of Agreement for Purchase and Sale of Telephone
                              Exchanges, dated as of June 16, 1999, between Citizens
                              Utilities Company and U S WEST Communications, Inc.
                              (Exhibit 99-B to Form 8-K dated June 16, 1999, File No.
                              1-3040).
         (10.2)            -- 364-Day $800 million Credit Agreement, dated as of May
                              19, 1999, with the banks listed therein and Morgan
                              Guaranty Trust Company of New York, as administrative
                              agent. (Exhibit 10-J to Form 10-Q for the period ended
                              June 30, 1999, File No. 1-3040).
         (10.3)            -- Amendment No. 1 to Credit Agreement, dated as of June 11,
                              1999, to the 364-Day $800 million Credit Agreement, dated
                              as of May 19, 1999, among the Company, U S WEST, Inc.,
                              the banks listed therein and Morgan Guaranty Trust
                              Company of New York, as administrative agent. (Exhibit
                              10-K to Form 10-Q for the period ended June 30, 1999,
                              File No. 1-3040).
         (10.4)            -- 364-Day $4.0 billion Credit Agreement, dated as of May 5,
                              2000, among U S WEST Capital Funding, Inc., the Company
                              and U S WEST, Inc., the banks listed therein, and Morgan
                              Guaranty Trust Company of New York, as administrative
                              agent (Exhibit 10-L to Form 10-Q for the period ended
                              March 31, 2000, File No. 1-3040).
         (10.5)            -- Purchase Agreement, dated as of June 5, 2000, among U S
                              WEST Communications, Inc. and Lehman Brothers Inc.,
                              Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                              Smith Incorporated, Banc of America Securities LLC, and
                              J.P. Morgan Securities Inc. as Representatives of the
                              Initial Purchasers listed therein (Exhibit 1.A to Form
                              S-4 filed October 11, 2000).

        EXHIBIT
         NUMBER                                    DESCRIPTION
        -------                                    -----------
         (10.6)            -- Registration Rights Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and the Initial
                              Purchasers listed therein (Exhibit 4.A to Form S-4 filed
                              October 11, 2000).
          12               -- Computation of Ratio of Earnings to Fixed Charges.

---------------

( ) Previously filed.