Form 10-Q
period 2001-03-31
QWEST CORP
filed 2001-05-15
CIK 68622

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-3040

                               QWEST CORPORATION

                  COLORADO                                       84-0273800
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation of organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
             (Address of principal executive offices and zip code)

                        TELEPHONE NUMBER (303) 992-1400
              (Registrant's telephone number, including area code)

                             ---------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QWEST CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                    PART I -- FINANCIAL INFORMATION

1.   Financial Statements
     Condensed Consolidated Statements of Operations --
     Three months ended March 31, 2001 and 2000..................     1
     Condensed Consolidated Balance Sheets --
     March 31, 2001 and December 31, 2000........................     2
     Condensed Consolidated Statements of Cash Flows --
     Three months ended March 31, 2001 and 2000..................     3
     Notes to Condensed Consolidated Financial Statements........     4
     Management's Discussion and Analysis of Financial Condition
2.   and Results of Operations...................................     7

                      PART II -- OTHER INFORMATION
1.   Legal Proceedings...........................................    11
6.   Exhibits and Reports on Form 8-K............................    11
     Signature Page..............................................    13

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Revenues:
  Commercial services.......................................  $1,347   $1,165
  Consumer and small business services......................   1,496    1,429
  Switched access services..................................     276      357
                                                              ------   ------
          Total revenues....................................   3,119    2,951
Operating expenses:
  Employee-related expenses.................................     780      798
  Other operating expenses..................................     705      777
  Depreciation and amortization.............................     674      564
  Merger-related and other one-time charges.................     114        4
                                                              ------   ------
          Total operating expenses..........................   2,273    2,143
                                                              ------   ------
Operating income............................................     846      808
Other expense (income) - net:
  Interest expense - net....................................     147      119
  Other (income) expense-net................................      (8)       6
                                                              ------   ------
          Total other expense-net...........................     139      125
                                                              ------   ------
Earnings before income taxes................................     707      683
Provision for income taxes..................................     266      258
                                                              ------   ------
Net earnings................................................  $  441   $  425
                                                              ======   ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   125       $   252
  Accounts receivable-net...................................      2,107         1,816
  Inventories and supplies..................................        169           152
  Deferred tax asset........................................         75           102
  Prepaid and other.........................................        198           122
                                                                -------       -------
Total current assets........................................      2,674         2,444
Property, plant and equipment-net...........................     19,041        18,100
Other assets-net............................................      2,387         2,298
                                                                -------       -------
          Total assets......................................    $24,102       $22,842
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term borrowings.....................................    $ 2,871       $ 2,491
  Accounts payable..........................................      1,921         1,727
  Accrued expenses and other current liabilities............      1,493         1,772
  Advance billings and customer deposits....................        369           383
                                                                -------       -------
Total current liabilities...................................      6,654         6,373
Long-term borrowings........................................      6,239         6,247
Post-retirement and other post-employment benefit
  obligations...............................................      2,490         2,310
Deferred taxes, credits and other...........................      2,723         2,647
Contingencies (Note 4)
Stockholder's equity:
  Common stock-one share without par value, owned by
     parent.................................................      8,416         8,127
  Accumulated deficit.......................................     (2,420)       (2,861)
  Accumulated other comprehensive income (loss).............         --            (1)
                                                                -------       -------
          Total stockholder's equity........................      5,996         5,265
                                                                -------       -------
          Total liabilities and stockholder's equity........    $24,102       $22,842
                                                                =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
Cash provided by operating activities.......................  $1,165   $   954
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............  (1,576)   (1,229)
  Other.....................................................     (52)       (9)
                                                              ------   -------
  Cash used for investing activities........................  (1,628)   (1,238)
                                                              ------   -------
FINANCING ACTIVITIES
  Net proceeds from short-term borrowings...................     410       717
  Repayments of long-term borrowings........................     (74)      (32)
  Dividends paid on common stock............................      --      (396)
                                                              ------   -------
  Cash provided by financing activities.....................     336       289
                                                              ------   -------
CASH AND CASH EQUIVALENTS
  Increase (decrease).......................................    (127)        5
  Beginning balance.........................................     252        61
                                                              ------   -------
  Ending balance............................................  $  125   $    66
                                                              ======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Qwest Corporation ("Qwest" or "we" or "us" or "our") and our wholly owned subsidiaries. On June 30, 2000, Qwest Communications International Inc. ("QCII") completed its acquisition (the "Merger") of our parent company, U S WEST, Inc. ("U S WEST"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of QCII common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire QCII common stock. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the newly combined company. We are a wholly owned indirect subsidiary of QCII.

     The condensed consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We made certain reclassifications to prior balances to conform with the current year presentation. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of March 31, 2001 and for all periods presented. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The condensed consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

NOTE 2: MERGER-RELATED AND OTHER ONE-TIME CHARGES

     For the quarter ended March 31, 2001, we incurred Merger-related and other one-time, pre-tax charges totaling $114 million. The charge includes $51 million in contract settlements and terminations, $48 million of severance and headcount-related charges and $15 million of other Merger-related charges. Other Merger-related charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII. The severance charge covers a workforce reduction of 728 employees who were involuntarily terminated.

     The amounts accrued and charged against the established provisions described above were as follows:

                                            DECEMBER 31,                             MARCH 31,
                                                2000        CURRENT      CURRENT       2001
                                              BALANCE      PROVISION   UTILIZATION    BALANCE
                                            ------------   ---------   -----------   ---------
                                                          (DOLLARS IN MILLIONS)
Contractual settlements and
  terminations............................      $275         $ 51         $ 24         $302
Merger bonuses and severance costs........       100           48           47          101
Other accrued costs.......................        95           15           58           52
                                                ----         ----         ----         ----
          Total Merger-related and other
            charges.......................      $470         $114         $129         $455
                                                ====         ====         ====         ====

     We anticipate that the majority of the Merger-related accruals will be paid by June 30, 2001.

NOTE 3: SEGMENT INFORMATION

     We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides (i) exchange access services that connect customers to the facilities of Interexchange Carriers ("IXCs") and (ii) interconnection to our telecommunications network to Competitive

                               QWEST CORPORATION

Local Exchange Carriers ("CLECs"). Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area").

     The following is a breakout of our segments, which we extracted from the financial statements of QCII. Certain revenue and expenses of QCII are included in the segment data, which we eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments for Qwest. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes our corporate expenses. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents a total of the retail services, wholesale services and network services segments.

                                                                TOTAL
                                                            COMMUNICATIONS
                           RETAIL    WHOLESALE   NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                          SERVICES   SERVICES    SERVICES      SERVICES      OTHER      ITEMS         TOTAL
                          --------   ---------   --------   --------------   -----   -----------   ------------
                                                          (DOLLARS IN MILLIONS)
THREE MONTHS ENDED MARCH
31, 2001
Operating revenues......   $3,883      $751      $    58        $4,692       $  18     $(1,591)       $3,119
Margin(1)...............    2,939       625       (1,478)        2,086        (304)       (148)        1,634
Capital expenditures....      162        --        2,749         2,911          32      (1,367)        1,576
2000
Operating revenues......    2,300       728           58         3,086          --        (135)        2,951
Margin(1)...............    1,469       581         (661)        1,389         (13)         --         1,376
Capital expenditures....      154        24        1,086         1,264           2         (37)        1,229

---------------

(1) Segment margin represents total revenues less employee-related expenses and other operating expenses. Segment margin does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with segment margin as defined by other companies.

     A reconciliation from segment margin to earnings before income taxes follows:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Segment margin..............................................   $1,634      $1,376
Less:
Depreciation and amortization...............................      674         564
Merger-related and other one-time charges...................      114           4
Other expense-net...........................................      139         125
                                                               ------      ------
Earnings before income taxes................................   $  707      $  683
                                                               ======      ======

                               QWEST CORPORATION

NOTE 4: CONTINGENCIES

     Through March 2001, seven purported class action complaints have been filed in various state courts against Qwest and U S WEST on behalf of customers in the states of Colorado, Arizona, Oregon, Utah, Minnesota, Washington and New Mexico. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the parties signed agreements to settle the complaints. The agreements are subject to a variety of conditions, including court approval. As of April 23, 2001, the following state's courts approved the settlement agreements signed by the parties:
Colorado, Utah, Minnesota, New Mexico, Arizona and Washington.

     We are currently in the process of attempting to resolve various billing, reimbursement and other commercial disputes with Touch America, Inc. arising under agreements entered into for the sale of our interLATA (local access transport area) business in our local service area to Touch America on June 30, 2000. Although notices of dispute have been delivered by each party, no arbitration demand has been filed under agreements that permit or require arbitration.

     Various other litigation matters have been filed against us. We intend to vigorously defend these outstanding claims.

     We have provided for the above matters in our condensed consolidated financial statements as of March 31, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Corporation ("Qwest" or "us" or "we" or "our") financial condition, results of operations and business. These statements include, among others:

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

     - adverse changes in the regulatory or legislative environment impacting the competitive environment and service pricing in the local exchange market and affecting our business, and delays in the ability to begin interLATA long-distance services in our 14-state local service area ("local service area"); and

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, Inc. ("U S WEST"), by Qwest Communications International Inc. ("QCII") on June 30, 2000 (the "Merger"), and difficulties in combining the operations of QCII and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

     A non-recurring item impacted net income in the first three months of 2001 and 2000. Results of operations for the three months ended March 31, 2001 and 2000 excluding the effect of this item is as follows:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                               2001          2000
                                                              -------       -------
                                                              (DOLLARS IN MILLIONS)
Net income..................................................   $441          $425
Non-recurring items.........................................     70             2
                                                               ----          ----
Adjusted net income.........................................   $511          $427
                                                               ====          ====

     The non-recurring item includes an after-tax charge of $70 million for the three months ended March 31, 2001 for charges associated with the Merger as compared to $2 million for the same period in 2000, which was also incurred for charges associated with the Merger.

     Adjusted net income for the three months ended March 31, 2001 increased $84 million or 19.7% over the same period in 2000. The increase was primarily due to revenue growth associated with increased demand for our wireless and data services, lower employee benefit costs, such as pension and post-retirement, and cost savings associated with synergies generated by the Merger. Partially offsetting these items were higher operating costs driven by growth initiatives and higher depreciation and property taxes associated with our continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                           ---------------    INCREASE       %
                                                            2001     2000    (DECREASE)   CHANGE
                                                           ------   ------   ----------   -------
                                                                   (DOLLARS IN MILLIONS)
Revenues:
  Commercial services....................................  $1,347   $1,165      $182         15.6%
  Consumer and small business services...................   1,496    1,429        67          4.7
  Switched access services...............................     276      357       (81)       (22.7)
                                                           ------   ------      ----      -------
          Total revenues.................................   3,119    2,951       168          5.7
                                                           ------   ------      ----      -------
Operating expenses:
  Employee-related expenses..............................     780      798       (18)        (2.3)
  Other operating expenses...............................     705      777       (72)        (9.3)
  Depreciation and amortization..........................     674      564       110         19.5
  Merger-related and other charges.......................     114        4       110      2,750.0
                                                           ------   ------      ----      -------
          Total operating expenses.......................   2,273    2,143       130          6.1
                                                           ------   ------      ----      -------
Operating income.........................................     846      808        38          4.7
                                                           ------   ------      ----      -------
Other expense-net:
  Interest expense-net...................................     147      119        28         23.5
  Other (income) expense-net.............................      (8)       6       (14)      (233.3)
                                                           ------   ------      ----      -------
          Total other expense-net........................     139      125        14         11.2
                                                           ------   ------      ----      -------
Income before income taxes...............................     707      683        24          3.5
Provision for income taxes...............................     266      258         8          3.1
                                                           ------   ------      ----      -------
Net income...............................................  $  441   $  425      $ 16          3.8%
                                                           ======   ======      ====      =======

REVENUES

     Commercial services revenues are derived from Internet, data, voice and wireless products and services provided to both retail and wholesale business customers. The increase in commercial services revenues for the three months ended March 31, 2001, was primarily attributable to growth in sales of data products and services such as private line and digital subscriber line services. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenue in future periods.

     Consumer and small business services revenues are derived from Internet, data, voice and wireless products and services provided to the consumer and small business markets. The increase in consumer and small business services revenues for the three months ended March 31, 2001 versus the same comparable period in 2000, was primarily attributable to growth in sales of wireless services and products. Revenues from the sale of wireless products and services accounted for $45 million of the increase for the three months ended March 31, 2001 over the three months ended March 31, 2000. The majority of the remaining increase was primarily attributable to data services revenue.

     Switched access services revenues are derived from inter- and intra-state switched access from Interexchange Carriers ("IXCs"). The decrease in switched access services revenue for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, was primarily attributable to losses due to greater competition and federal access reform that reduced the rates we are able to collect for the switched access services. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

     The pending sales of approximately 570,000 access lines for almost $1.8 billion, subject to adjustment, will provide downward pressure on revenue growth as these sales are finalized. The transfer of ownership of the remaining lines will occur on a state-by-state basis and is expected to be completed by the first quarter of 2002. All sales are subject to regulatory approvals and other customary closing conditions. We expect proceeds generated by the sale of the access lines to be used to reduce outstanding borrowings.

OPERATING EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, largely due to improvements in benefit-related costs, attributable to favorable returns on pension plan assets as well as changes in employee benefits. In addition, reductions in the number of employees associated with the Merger helped reduce our employee-related expenses. Partially offsetting the decreases in expenses, however, was increased employee levels in the growth sectors of our business, primarily wireless and data communications. Additionally, increased commitments towards improving customer service, including responding to requests for installation and repair services, resulted in higher labor costs.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, and other selling and general and administrative costs. The decrease in other operating expenses for the three months ended March 31, 2001 as compared to the same period in 2000, was primarily attributable to cost savings generated by the Merger such as the elimination of redundant capacity in our network.

     Depreciation and amortization expense. The increase in depreciation and amortization expense for the three months ended March 31, 2001, was primarily attributable to higher overall property, plant and equipment balances resulting from our continued investment in our network.

     Merger-related and other one-time charges. For the quarter ended March 31, 2001, we incurred Merger-related and other one-time charges totaling $114 million. The charge includes $51 million in contract settlements and terminations, $48 million of severance and headcount-related charges and $15 million of other Merger-related charges. Other Merger-related charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII. The severance charge covers 728 employees who were involuntarily terminated.

     Management anticipates that substantially all of the Merger-related costs will be paid out by June 30, 2001. We are continuing to review Merger-related activities that may result in additional Merger-related charges in the second quarter.

     Other expense-net. Interest expense increased $28 million for the three months ended March 31, 2001 over the comparable 2000 period. The increase was due to higher average debt balances to fund growth initiatives and network capital expenditures. We earned other income of $8 million for the three months ended March 31, 2001 compared to other expense of $6 million incurred for the three months ended March 31, 2000. The decrease in other expense for the three months ended March 31, 2001 is primarily due to a reduction in regulatory interest expense.

     Provision for income taxes. The effective tax rate for the three months ended March 31, 2001 of 37.6% was consistent with the 37.8% rate for the three months ended March 31, 2000.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunications Act of 1996 (the "Act") and state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area, and governs the terms and conditions under which we provide services to our customers (including competing Competitive Local Exchange Carriers ("CLECs") and IXCs in our local service area).

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

     Access Pricing. The FCC has initiated a number of proceedings that directly affect the rates and charges for access services sold or purchased by Qwest. We expect that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved many outstanding issues before the FCC including: the court remand of the 6.5% productivity factor; the treatment of implicit universal service support; the treatment of low-volume long-distance users and the next scheduled price cap review. The CALLS plan has a five year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We have opted into the five-year CALLS plan.

     Advanced Telecommunications Services. On two separate occasions the FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Act that govern telephone exchange and exchange access services. We have challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. On April 20, 2001, the Court of Appeals vacated and remanded to the FCC its classification of DS2-based advanced services.

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of March 31, 2001, long-distance authority has been granted in Kansas, Massachusetts, New York, Oklahoma and Texas.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately and began in February 2001. We expect to file FCC applications in the majority, if not all, of the states in our local service area by the end of 2001.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value to be generally recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 on January 1, 2001 and it did not have a material impact on our consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect on our consolidated financial results is currently being determined.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Qwest and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 4:
"Contingencies" -- to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of this electronic submission.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Reorganization and Divestiture Agreement, dated as of
                            November 1, 1983, between American Telephone and
                            Telegraph Company, U S WEST Inc., and certain of their
                            affiliated companies, including The Mountain States
                            Telephone and Telegraph Company, Northwestern Bell
                            Telephone Company, Pacific Northwest Bell Telephone
                            Company and NewVector Communications, Inc. (Exhibit 10a
                            to Form 10-K for the period ended December 31, 1983, File
                            No. 1-3040).
         (2.2)           -- Articles of Merger including the Plan of Merger between
                            The Mountain States Telephone and Telegraph Company
                            (renamed U S WEST Communications, Inc.) and Northwestern
                            Bell Telephone Company. (Incorporated herein by this
                            reference to Exhibit 2a to Form SE filed on January 8,
                            1991, File No. 1-3040).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.3)           -- Articles of Merger including the Plan of Merger between
                            The Mountain States Telephone and Telegraph Company
                            (renamed U S WEST Communications, Inc.) and Pacific
                            Northwest Bell Telephone Company. (Incorporated herein by
                            this reference to Exhibit 2b to Form SE filed on January
                            8, 1991, File No. 1-3040).
         (3.1)           -- Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000,
                            evidencing change of Registrant's name from U S WEST
                            Communications, Inc. to Qwest Corporation (incorporated
                            by reference to Qwest Corporation's quarterly report on
                            Form 10-Q for the quarter ended June 30, 2000).
         (3.2)           -- Restated Articles of Incorporation of the Registrant.
                            (Incorporated herein by this reference to Exhibit 3a to
                            Form 10-K filed on April 13, 1998, File No. 1-3040.)
         (3.3)           -- Bylaws of the Registrant, as amended. (Incorporated
                            herein by this reference to Exhibit 3b to Form 10-K filed
                            on April 13, 1998, File No. 1-3040.)
         (4.1)           -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                            herewith pursuant to Regulation S-K, Item 601(b) (4)
                            (iii) (A). Pursuant to this regulation, the Registrant
                            hereby agrees to furnish a copy of any such instrument to
                            the SEC upon request.
         (4.2)           -- Indenture, dated as of October 15, 1999, by and between U
                            S WEST Communications, Inc. and Bank One Trust Company,
                            NA, as Trustee (Exhibit 4b to Form 10-K for the period
                            ended December 31, 1999, File No. 1-3040).
        (10.1)           -- Form of Agreement for Purchase and Sale of Telephone
                            Exchanges, dated as of June 16, 1999, between Citizens
                            Utilities Company and U S WEST Communications, Inc.
                            (Exhibit 99-B to Form 8-K dated June 16, 1999, File No.
                            1-3040).
        (10.4)           -- 364-Day $4.0 billion Credit Agreement, dated as of May 5,
                            2000, among U S WEST Capital Funding, Inc., the Company
                            and U S WEST, Inc., the banks listed therein and Morgan
                            Guaranty Trust Company of New York, as administrative
                            agent (Exhibit 10-L to Form 10-Q for the period ended
                            March 31, 2000, File No. 1-3040).
        (10.5)           -- Purchase Agreement, dated as of June 5, 2000, among U S
                            WEST Communications, Inc. and Lehman Brothers Inc.,
                            Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                            Smith Incorporated, Banc of America Securities LLC, and
                            J.P. Morgan Securities Inc. as Representatives of the
                            Initial Purchasers listed therein (Exhibit 1.A to Form
                            S-4 filed October 11, 2000).
        (10.6)           -- Registration Rights Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and the Initial
                            Purchasers listed therein (Exhibit 4.A to Form S-4 filed
                            October 11, 2000).
        (10.7)           -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                            2001, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc., the
                            banks listed therein and Bank of America, N.A., as
                            administrative agent (incorporated by reference to
                            Exhibit 10.38 to Qwest Communications International
                            Inc.'s quarterly report on Form 10-Q for the period ended
                            March 31, 2001).

---------------

(  ) Previously filed.

     (b) Reports on Form 8-K filed during the first quarter of 2001.

          (i) Qwest has not filed a Form 8-K during the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Qwest Corporation

                                            By:      /s/ ROBIN R. SZELIGA
                                              ----------------------------------
                                                       Robin R. Szeliga
                                                   Executive Vice President
                                                 and Chief Financial Officer

May 15, 2001