Form 10-Q
period 2001-06-30
QWEST CORP
filed 2001-08-14
CIK 68622

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               QWEST CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                     PART I -- FINANCIAL INFORMATION
 1.    Financial Statements
       Condensed Consolidated Statements of Operations --
       Three and six months ended June 30, 2001 and 2000...........    1
       Condensed Consolidated Balance Sheets --
       June 30, 2001 and December 31, 2000.........................    2
       Condensed Consolidated Statements of Cash Flows --
       Six months ended June 30, 2001 and 2000.....................    3
       Notes to Condensed Consolidated Financial Statements........    4
 2.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    9

                      PART II -- OTHER INFORMATION
 1.    Legal Proceedings...........................................   15
 6.    Exhibits and Reports on Form 8-K............................   15
       Signature Page..............................................   17

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                            THREE MONTHS         SIX MONTHS
                                                               ENDED               ENDED
                                                              JUNE 30,            JUNE 30,
                                                          ----------------    ----------------
                                                           2001      2000      2001      2000
                                                          ------    ------    ------    ------
Revenues:
  Commercial services...................................  $1,392    $1,198    $2,739    $2,363
  Consumer and small business services..................   1,504     1,463     3,000     2,892
  Switched access services..............................     268       361       544       718
                                                          ------    ------    ------    ------
          Total revenues................................   3,164     3,022     6,283     5,973
Operating expenses:
  Employee-related expenses.............................     664       803     1,444     1,601
  Other operating expenses..............................     701       736     1,406     1,513
  Depreciation and amortization.........................     699       577     1,373     1,141
  Depreciation adjustment for access lines returned to
     service............................................     222        --       222        --
  Merger-related and other one-time charges.............      23       116       137       120
                                                          ------    ------    ------    ------
          Total operating expenses......................   2,309     2,232     4,582     4,375
                                                          ------    ------    ------    ------
Operating income........................................     855       790     1,701     1,598
Other expense (income) - net:
  Interest expense - net................................     152       125       299       244
  Gain on sale of rural exchanges.......................     (50)       --       (50)       --
  Other (income) expense - net..........................      (2)       13       (10)       19
                                                          ------    ------    ------    ------
          Total other expense - net.....................     100       138       239       263
                                                          ------    ------    ------    ------
Income before income taxes..............................     755       652     1,462     1,335
Income tax provision....................................     286       247       552       505
                                                          ------    ------    ------    ------
Net income..............................................  $  469    $  405    $  910    $  830
                                                          ======    ======    ======    ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   138        $   252
  Accounts receivable - net.................................      2,141          1,816
  Inventories and supplies..................................        211            152
  Prepaid and other.........................................        252            224
                                                                -------        -------
          Total current assets..............................      2,742          2,444
Property, plant and equipment - net.........................     19,415         18,100
Other assets - net..........................................      2,648          2,298
                                                                -------        -------
          Total assets......................................    $24,805        $22,842
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings.....................................    $ 3,399        $ 2,491
  Accounts payable..........................................      1,794          1,727
  Accrued expenses and other current liabilities............      1,345          1,772
  Advance billings and customer deposits....................        371            383
                                                                -------        -------
          Total current liabilities.........................      6,909          6,373
Long-term borrowings........................................      6,135          6,247
Post-retirement and other post-employment benefit
  obligations...............................................      2,495          2,310
Deferred taxes, credits and other...........................      2,801          2,647
Contingencies (Note 5)
Stockholder's equity:
  Common stock - one share without par value, owned by
     parent.................................................      8,416          8,127
  Accumulated deficit.......................................     (1,950)        (2,861)
  Accumulated other comprehensive loss......................         (1)            (1)
                                                                -------        -------
          Total stockholder's equity........................      6,465          5,265
                                                                -------        -------
          Total liabilities and stockholder's equity........    $24,805        $22,842
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

                               QWEST CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 SIX MONTHS
                                                                   ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Cash provided by operating activities.......................  $2,192    $2,026
                                                              ------    ------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............  (2,996)   (2,588)
  Other.....................................................     (76)      (35)
                                                              ------    ------
  Cash used for investing activities........................  (3,072)   (2,623)
                                                              ------    ------
FINANCING ACTIVITIES
  Net proceeds from short-term borrowings...................     878       876
  Proceeds from issuance of long-term borrowings............      --       992
  Repayments of long-term borrowings........................    (115)     (270)
  Dividends paid on common stock............................      --      (821)
  Other.....................................................       3        --
                                                              ------    ------
  Cash provided by financing activities.....................     766       777
                                                              ------    ------
CASH AND CASH EQUIVALENTS
  Increase (decrease).......................................    (114)      180
  Beginning balance.........................................     252        61
                                                              ------    ------
  Ending balance............................................  $  138    $  241
                                                              ======    ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Qwest Corporation ("Qwest" or "we" or "us" or "our") and our wholly owned subsidiaries. On June 30, 2000, Qwest Communications International Inc. ("QCII") completed its acquisition (the "Merger") of our parent company, U S WEST, Inc. ("U S WEST"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of QCII common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire QCII common stock. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the combined company. We are a wholly owned indirect subsidiary of QCII.

     The condensed consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We made certain reclassifications to previously reported balances to conform with the current year presentation. In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated results of operations, financial position and cash flows as of June 30, 2001 and for all periods presented were made. These financial statements should be read in conjunction with the audited financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2000. The condensed consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

NOTE 2: MERGER-RELATED AND OTHER ONE-TIME CHARGES

     For the three and six months ended June 30, 2001, we incurred the following Merger-related and other one-time pre-tax charges totaling $23 million and $137 million, respectively.

                                                         THREE MONTHS       SIX MONTHS
                                                        ENDED JUNE 30,    ENDED JUNE 30,
                                                        --------------    --------------
                                                        2001     2000     2001     2000
                                                        -----    -----    -----    -----
                                                             (DOLLARS IN MILLIONS)
Contractual settlements and legal contingencies.......  $(17)    $ 54     $ 34     $ 54
Severance and headcount-related charges...............    (8)      49       39       49
Other Merger-related and one-time charges.............    48       13       64       17
                                                        ----     ----     ----     ----
          Total Merger-related and other one-time
            charges...................................  $ 23     $116     $137     $120
                                                        ====     ====     ====     ====

     The decreases in contract settlements and severance and headcount-related charges for the three months ended June 30, 2001 were due to adjustments of charges accrued in prior periods. The severance charge for the six months ended June 30, 2001 covers a workforce reduction of approximately 2,400 employees who were involuntarily terminated. For the three months ended June 30, 2001, the severance and headcount-related charges were more than offset by the adjustments of prior period charges described above. Other Merger-related and one-time charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII. Additionally, other Merger-related and one-time charges include asset impairment charges of $20 million for the three and six months ended June 30, 2001.

     For the three and six months ended June 30, 2000, we incurred $116 million and $120 million, respectively, in Merger-related charges. These primarily consisted of contractual settlements, severance and headcount charges

                               QWEST CORPORATION

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

resulting from payments to employees who left the business upon the consummation of the Merger and retention bonus payments that were subject to the successful completion of the Merger.

     A summary as of June 30, 2001 of Merger-related charges accrued at December 31, 2000 and subsequent provisions and charges against those accruals and provisions follows:

                                              DECEMBER 31,                             JUNE 30,
                                                  2000        CURRENT      CURRENT       2001
                                                BALANCE      PROVISION   UTILIZATION   BALANCE
                                              ------------   ---------   -----------   --------
                                                            (DOLLARS IN MILLIONS)
Contractual settlements and legal
  contingencies.............................      $355         $ 34         $158         $231
Severance and headcount-related charges.....       100           48           81           67
Other Merger-related and one-time charges...        15           55           53           17
                                                  ----         ----         ----         ----
          Total Merger-related and other
            one-time charges................      $470         $137         $292         $315
                                                  ====         ====         ====         ====

     We do not foresee any additional Merger-related charges and anticipate that the majority of the $315 million accrual at June 30, 2001, will be paid by the end of the fiscal year. However, legal contingencies will be paid as the related matters are resolved. When the matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as a charge or benefit.

NOTE 3: ACCESS LINES RETURNED TO SERVICE

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded these assets at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (b) their fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines are included in income from continuing operations for the three and six months ended June 30, 2001. This resulted in a charge to depreciation of $222 million.

     In April 2001, we sold approximately 38,000 access lines resulting in a gain for the three and six months ended June 30, 2001 of $50 million.

NOTE 4: SEGMENT INFORMATION

     We operate in three segments: retail services, wholesale services and network services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers ("IXCs") and interconnection to our telecommunications network to competitive local exchange carriers ("CLECs"). The network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. We provide our services to more than 25 million residential and business customers in Arizona,

                               QWEST CORPORATION

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area").

     Following is a breakout of our segments, which we extracted from the financial statements of QCII. Certain revenue and expenses of QCII are included in the segment data, which we eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments for Qwest. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes unallocated corporate expenses and revenues. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents the total of the retail services, wholesale services and network services segments.

                                                                   TOTAL
                                                               COMMUNICATIONS
                              RETAIL    WHOLESALE   NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                             SERVICES   SERVICES    SERVICES      SERVICES      OTHER      ITEMS         TOTAL
                             --------   ---------   --------   --------------   -----   -----------   ------------
                                                             (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
JUNE 30, 2001
Operating revenues.........   $4,075      $763      $    28        $4,866       $   8     $(1,710)       $3,164
Margin(1)..................    3,121       635       (1,705)        2,051        (247)         (5)        1,799
Capital expenditures.......       83        --        2,502         2,585          29      (1,194)        1,420
2000
Operating revenues.........    2,380       790           57         3,227          --        (205)        3,022
Margin(1)..................    1,510       578         (672)        1,416         (23)         90         1,483
Capital expenditures.......      175        58        1,180         1,413          --         (54)        1,359

                                                                   TOTAL
                                                               COMMUNICATIONS
                              RETAIL    WHOLESALE   NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                             SERVICES   SERVICES    SERVICES      SERVICES      OTHER      ITEMS         TOTAL
                             --------   ---------   --------   --------------   -----   -----------   ------------
                                                             (DOLLARS IN MILLIONS)
SIX MONTHS ENDED
JUNE 30, 2001
Operating revenues.........   $7,940     $1,515     $    84        $9,539       $  44     $(3,300)       $6,283
Margin(1)..................    6,074      1,260      (3,243)        4,091        (504)       (154)        3,433
Capital expenditures.......      245         --       5,289         5,534          23      (2,561)        2,996
2000
Operating revenues.........    4,680      1,518         115         6,313          --        (340)        5,973
Margin(1)..................    2,978      1,160      (1,333)        2,805         (93)        147         2,859
Capital expenditures.......      329         82       2,268         2,679          --         (91)        2,588

                               QWEST CORPORATION

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

     A reconciliation from segment margin to income before income taxes follows:

                                                            THREE MONTHS         SIX MONTHS
                                                           ENDED JUNE 30,      ENDED JUNE 30,
                                                          ----------------    ----------------
                                                           2001      2000      2001      2000
                                                          ------    ------    ------    ------
                                                                 (DOLLARS IN MILLIONS)
Segment margin..........................................  $1,799    $1,483    $3,433    $2,859
Depreciation and amortization...........................     699       577     1,373     1,141
Depreciation adjustment for access lines returned to
  service...............................................     222        --       222        --
Merger-related and other one-time charges...............      23       116       137       120
Other expense-net.......................................     100       138       239       263
                                                          ------    ------    ------    ------
Income before income taxes..............................  $  755    $  652    $1,462    $1,335
                                                          ======    ======    ======    ======

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

NOTE 5: CONTINGENCIES

     Through June 2001, seven purported class action complaints have been filed in various state courts against us and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. The parties have signed agreements to settle the complaints. As of June 2001, the settlements have been approved by all of the courts.

     Various other litigation matters have been filed against us. We intend to vigorously defend these outstanding claims.

     We have provided for the above matters in our condensed consolidated financial statements as of June 30, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

NOTE 6: NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill)

                               QWEST CORPORATION

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

acquired outside of a business combination will be initially recorded at their fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial results.

     In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

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

     - intense competition in the markets in which we compete;

     - changes in demand for our products and services;

     - dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

     - higher than anticipated employee levels, capital expenditures and operating expenses;

     - rapid and significant changes in technology and markets;

     - adverse changes in the regulatory or legislative environment affecting Qwest's business;

     - delays in Qwest's ability to provide interLATA services within its 14-state local service area; and

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, Inc. ("U S WEST"), by Qwest on June 30, 2000 (the "Merger"), and difficulties in combining the operations of Qwest and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     Further, the information contained in this document is a statement of our present intention and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

RESULTS OF OPERATIONS

  Three and Six Months Ended June 30, 2001 Compared with 2000

     Certain non-recurring items impacted net income during the three and six months ended June 30, 2001 and June 30, 2000. Results of operations for the three and six months ended June 30, 2001 and 2000 excluding the effects of these items are as follows:

                                                               THREE MONTHS     SIX MONTHS ENDED
                                                              ENDED JUNE 30,        JUNE 30,
                                                              --------------    ----------------
                                                              2001     2000      2001      2000
                                                              -----    -----    -------    -----
                                                                    (DOLLARS IN MILLIONS)
Net income..................................................  $469     $405     $  910     $830
Non-recurring items.........................................   120       71        190       73
                                                              ----     ----     ------     ----
Adjusted net income.........................................  $589     $476     $1,100     $903
                                                              ====     ====     ======     ====

     Non-recurring items in 2001 and 2000 include:

     - an after-tax charge of $14 million and $71 million ($23 million and $116 million, pre-tax, respectively) for the three months ended June 30, 2001 and 2000, respectively, for Merger-related and other one-time charges

     - an after-tax charge of $84 million and $73 million ($137 million and $120 million, pre-tax, respectively) for the six months ended June 30, 2001 and 2000, respectively, for Merger-related and other one-time charges

     - an after-tax charge of $136 million ($222 million, pre-tax) for the three and six months ended June 30, 2001 for depreciation associated with access lines returned to service

     - an after-tax gain of $30 million ($50 million, pre-tax) for the three and six months ended June 30, 2001 for the sale of access lines.

     Adjusted net income for the three and six months ended June 30, 2001 increased $113 million or 23.7% and $197 million or 21.8%, respectively, over the same periods for 2000. The increases were primarily due to revenue growth associated with increased demand for our wireless and data services, lower employee benefit costs, such as pension and post-retirement, and cost savings associated with synergies generated by the Merger. Partially offsetting these items were higher operating costs driven by growth initiatives and higher depreciation associated with the continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------   ---------------------------------------
                                                 2001     2000    INCREASE   (DECREASE)    2001     2000    INCREASE   (DECREASE)
                                                ------   ------   --------   ----------   ------   ------   --------   ----------
                                                                              (DOLLARS IN MILLIONS)
Revenues:
  Commercial services.........................  $1,392   $1,198    $ 194         16.2%    $2,739   $2,363    $ 376         15.9%
  Consumer and small business services........   1,504    1,463       41          2.8      3,000    2,892      108          3.7
  Switched access services....................     268      361      (93)       (25.8)       544      718     (174)       (24.2)
                                                ------   ------    -----       ------     ------   ------    -----       ------
        Total revenues........................   3,164    3,022      142          4.7      6,283    5,973      310          5.2
                                                ------   ------    -----       ------     ------   ------    -----       ------
Operating expenses:
  Employee-related expenses...................     664      803     (139)       (17.3)     1,444    1,601     (157)        (9.8)
  Other operating expenses....................     701      736      (35)        (4.8)     1,406    1,513     (107)        (7.1)
  Depreciation and amortization...............     699      577      122         21.1      1,373    1,141      232         20.3
  Depreciation adjustment for access lines
    returned to service.......................     222       --      222           --        222       --      222           --
  Merger-related and other one-time charges...      23      116      (93)       (80.2)       137      120       17         14.2
                                                ------   ------    -----       ------     ------   ------    -----       ------
        Total operating expenses..............   2,309    2,232       77          3.4      4,582    4,375      207          4.7
                                                ------   ------    -----       ------     ------   ------    -----       ------
Operating income..............................     855      790       65          8.2      1,701    1,598      103          6.4
Other expense-(income) net:
  Interest expense-net........................     152      125       27         21.6        299      244       55         22.5
  Other (income) expense-net..................     (52)      13      (65)      (500.0)       (60)      19      (79)      (415.8)
                                                ------   ------    -----       ------     ------   ------    -----       ------
        Total other expense-net...............     100      138      (38)       (27.5)       239      263      (24)        (9.1)
                                                ------   ------    -----       ------     ------   ------    -----       ------
Income before income taxes....................     755      652      103         15.8      1,462    1,335      127          9.5
Income tax provision..........................     286      247       39         15.8        552      505       47          9.3
                                                ------   ------    -----       ------     ------   ------    -----       ------
Net income....................................  $  469   $  405    $  64         15.8%    $  910   $  830    $  80          9.6%
                                                ======   ======    =====       ======     ======   ======    =====       ======

REVENUES

     Commercial services revenues are derived from sales of Internet, data, voice and wireless products and services to both retail and wholesale business customers. The increases in commercial services revenues for the three and six months ended June 30, 2001 versus the same periods in 2000 were primarily attributable to growth in sales of data products and services such as private line and digital subscriber line services. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenue in future periods.

     Consumer and small business services revenues are derived from sales of Internet, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three and six months ended June 30, 2001 as compared to the same periods in 2000, were primarily attributable to growth in revenues from the increased sales of wireless services and products. In both the three and six months ended June 30, 2001, data services revenue also continued to increase when compared to the three and six months ended June 30, 2000. For the three months ended June 30, 2001 versus the three months ended June 30, 2000, reductions in intraLATA toll revenue caused by increased competition offset some of the overall increase in consumer and small business services revenue.

     Switched access services revenues are derived from inter- and intra-state switched access from interexchange carriers ("IXCs"). The decreases in switched access services revenues for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, were principally attributable to increased competition and federal access reform that reduced the rates we are able to collect for the switched access services. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

OPERATING EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses decreased for the three and six months ended June 30, 2001 as compared to the same periods in 2000, primarily due to employee reductions and improvements in benefit-related costs. Improvements in benefit-related costs are attributable to favorable returns on pension plan assets as well as changes in employee benefits. For the six months ended June 30, 2001 and 2000, pension credits, net of other post-retirement benefits, of $139 million and $133 million, respectively, were recorded. The decrease in employee-related expenses associated with headcount reductions has been partially offset by the need to increase employee levels in the growth sectors of our business, primarily wireless and data communications. Additionally, increased commitments towards improving customer service, including responding to requests for installation and repair services, have resulted in the hiring of additional employees in these areas.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income tax, and other selling and general and administrative costs. The decreases in other operating expenses for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, were primarily attributable to cost savings generated by the Merger such as the closure of redundant facilities and operational synergies and a drop in our tax (other than income tax) obligations. Offsetting some of the decreases were increases in our access expenses and costs associated with the sales of data and wireless products and services.

     Depreciation and amortization expense. The increases in depreciation and amortization expense for the three and six months ended June 30, 2001 as compared to the same periods in 2000, were primarily attributable to a one-time charge for access lines returned to service and higher overall property, plant and equipment balances resulting from continued investment in our network.

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded these assets at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (b) their fair value at June 30, 2001. The required adjustments to the carrying amount of the individual access lines are included in income from continuing operations for the three and six months ended June 30, 2001. This resulted in a charge to depreciation of $222 million.

     Merger-related and other one-time charges. For the three and six months ended June 30, 2001, we incurred Merger-related and other one-time pre-tax charges totaling $23 million and $137 million, respectively. The charge for the three months ended June 30, 2001 includes $20 million in asset impairment charges and $28 million of other Merger-related and one-time charges. Contract settlements and severance and headcount-related charges reflected net reductions in costs for the current quarter of $17 million and $8 million, respectively, as the adjustments of charges accrued in prior periods more than offset current charges. For the six months ended June 30, 2001, Merger-related and other one-time pre-tax charges includes $34 million in contract settlements, $39 million of severance and headcount-related charges, $20 million in asset impairment charges and $44 million of other Merger-related and one-time charges. The severance charge for the six months ended June 30, 2001 covers a workforce reduction of approximately 2,400 employees who were involuntarily terminated. Other Merger-related and one-time charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII.

     Other expense-net. Interest expense increased $27 million and $55 million for the three and six months ended June 30, 2001, respectively, over the same periods in 2000. The increases were due to higher average debt balances to fund growth initiatives and network capital expenditures. For the three and six months ended June 30, 2001, we recognized a $50 million gain on the sale of approximately 38,000 access lines in Utah. The remaining change for the three months ended June 30, 2001 was primarily attributable to a reduction in regulatory interest expense. For the six months ended June 30, 2001, a decrease in regulatory interest expense and interest income on a federal income tax refund accounted for the remainder of the change.

     Provision for income taxes. The effective tax rates for the three and six months ended June 30, 2001 of 37.9% were consistent with the 37.8% rates for the three and six months ended June 30, 2000.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunication Act of 1996 (the "Act") and state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our 14-state local service area, and governs the terms and conditions under which we provide services to our customers (including competing competitive local exchange carriers ("CLECs") and IXCs in our local service area).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area and our rights when we compete outside of our local service area. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the Act.

     Access Pricing. The FCC has initiated a number of proceedings that directly affect the rates and charges for access services that we sold or purchased. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved many outstanding issues before the FCC including: the court remand of the 6.5% productivity factor; the treatment of implicit universal service support; the treatment of low-volume long-distance users; and the next scheduled price cap review. The CALLS plan has a five year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We have opted into the five-year CALLS plan.

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

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of June 30, 2001, long-distance authority has been granted in the states of New York, Kansas, Oklahoma, Texas, Massachusetts and Connecticut.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We expect to file FCC applications for at least one state by the end of 2001 with the remaining applications to be filed with the FCC at the end of 2001 or in early 2002.

     Reciprocal Compensation for Internet Service Providers ("ISPs"). On April 27, 2001, the FCC issued an Order with regard to Intercarrier Compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36 month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that Qwest pays CLECs for delivering such traffic to other carriers.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our consolidated financial results.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial results.

     In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 23, 2001, we filed a demand for arbitration against Citizens Communications alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens Communications failed to close the exchange sales in violation of the terms of the Purchase Agreements.

     For a discussion of other claims and proceedings arising in the ordinary course of business, see Note 5: "Contingencies" -- to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto. All other exhibits are provided as part of this electronic submission.

EXHIBIT
NUMBER
-------
 (2.1)       -- Reorganization and Divestiture Agreement, dated as of
                November 1, 1983, between American Telephone and
                Telegraph Company, U S WEST Inc., and certain of their
                affiliated companies, including The Mountain States
                Telephone and Telegraph Company, Northwestern Bell
                Telephone Company, Pacific Northwest Bell Telephone
                Company and NewVector Communications, Inc. (Exhibit 10a
                to Form 10-K for the period ended December 31, 1983, File
                No. 1-3040).
 (2.2)       -- Articles of Merger including the Plan of Merger between
                The Mountain States Telephone and Telegraph Company
                (renamed U S West Communications, Inc.) and Northwestern
                Bell Telephone Company. (Incorporated herein by this
                reference to Exhibit 2a to Form SE filed on January 8,
                1991, File No. 1-3040).
 (2.3)       -- Articles of Merger including the Plan of Merger between
                The Mountain States Telephone and Telegraph Company
                (renamed U S WEST Communications, Inc.) and Pacific
                Northwest Bell Telephone Company. (Incorporated herein by
                this reference to Exhibit 2b to Form SE filed on January
                8, 1991, File No. 1-3040).
 (3.1)       -- Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000,
                evidencing change of Registrant's name from U S WEST
                Communications, Inc. to Qwest Corporation (incorporated
                by reference to Qwest Corporation's quarterly report on
                Form 10-Q for the quarter ended June 30, 2000).
 (3.2)       -- Restated Articles of Incorporation of the Registrant.
                (Incorporated herein by this reference to Exhibit 3a to
                Form 10-K filed on April 13, 1998, File No. 1-3040.)
 (3.3)       -- Bylaws of the Registrant, as amended. (Incorporated
                herein by this reference to Exhibit 3b to Form 10-K filed
                on April 13, 1998, File No. 1-3040.)
 (4.1)       -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                herewith pursuant to Regulation S-K, Item 601(b) (4)
                (iii) (A). Pursuant to this regulation, the Registrant
                hereby agrees to furnish a copy of any such instrument to
                the SEC upon request.
 (4.2)       -- Indenture, dated as of October 15, 1999, by and between U
                S WEST Communications, Inc. and Bank One Trust Company,
                NA, as Trustee (Exhibit 4b to Form 10-K for the period
                ended December 31, 1999, File No. 1-3040).

EXHIBIT
NUMBER
-------
(10.1)       -- Form of Agreement for Purchase and Sale of Telephone
                Exchanges, dated as of June 16, 1999, between Citizens
                Utilities Company and U S WEST Communications, Inc.
                (Exhibit 99-B to Form 8-K dated June 16, 1999, File No.
                1-3040).
(10.4)       -- 364-Day $4.0 billion Credit Agreement, dated as of May 5,
                2000, among U S WEST Capital Funding, Inc., the Company
                and U S WEST, Inc., the banks listed therein and Morgan
                Guaranty Trust Company of New York, as administrative
                agent (Exhibit 10-L to Form 10-Q for the period ended
                March 31, 2000, File No. 1-3040).
(10.5)       -- Purchase Agreement, dated as of June 5, 2000, among U S
                WEST Communications, Inc. and Lehman Brothers Inc.,
                Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                Smith Incorporated, Banc of America Securities LLC, and
                J.P. Morgan Securities Inc. as Representatives of the
                Initial Purchasers listed therein (Exhibit 1.A to Form
                S-4 filed October 11, 2000).
(10.6)       -- Registration Rights Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and the Initial
                Purchasers listed therein (Exhibit 4.A to Form S-4 filed
                October 11, 2000).
(10.7)       -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                2001, among Qwest Capital Funding, Inc., Qwest
                Corporation, Qwest Communications International Inc., the
                banks listed therein and Bank of America, N.A., as
                administrative agent (incorporated by reference to
                Exhibit 10.38 to Qwest Communications International
                Inc.'s quarterly report on Form 10-Q for the period ended
                March 31, 2001).

---------------
(  ) Previously filed.

     (b) Reports on Form 8-K filed during the second quarter of 2001.

        (i) Qwest has not filed a Form 8-K during the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Qwest Corporation

                                          By:      /s/ MARK A. SCHUMACHER
                                            ------------------------------------
                                                     Mark A. Schumacher
                                                         Controller

August 14, 2001