Form 10-Q
period 2001-09-30
QWEST CORP
filed 2001-11-14
CIK 68622

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-3040

                               QWEST CORPORATION

                   COLORADO                                      84-0273800
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
             (Address of principal executive offices and zip code)

                        TELEPHONE NUMBER (303) 992-1400
              (Registrant's telephone number, including area code)

     THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                               QWEST CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION
  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three and nine months ended September 30, 2001 and 2000.....      1
      Condensed Consolidated Balance Sheets --
      September 30, 2001 and December 31, 2000....................      2
      Condensed Consolidated Statements of Cash Flows --
      Nine months ended September 30, 2001 and 2000...............      3
      Notes to Condensed Consolidated Financial Statements........      4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................      9
                      PART II -- OTHER INFORMATION
  1.  Legal Proceedings...........................................   II-1
  6.  Exhibits and Reports on Form 8-K............................   II-1
      Signature Page..............................................   II-2

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2001     2000     2001     2000
                                                             ------   ------   ------   ------
Operating revenues:
  Commercial services......................................  $1,364   $1,383   $4,103   $3,746
  Consumer and small business services.....................   1,547    1,486    4,547    4,378
  Switched access services.................................     270      299      814    1,017
                                                             ------   ------   ------   ------
          Total operating revenues.........................   3,181    3,168    9,464    9,141
Operating expenses:
  Employee-related expenses................................     794      774    2,238    2,375
  Other operating expenses.................................     656      762    2,062    2,275
  Depreciation and amortization............................     747      622    2,120    1,763
  Depreciation adjustment for access lines returned to
     service...............................................      --       --      222       --
  Merger-related and other one-time charges................      --      899      137    1,019
                                                             ------   ------   ------   ------
          Total operating expenses.........................   2,197    3,057    6,779    7,432
Operating income...........................................     984      111    2,685    1,709
Other expense -- net:
  Interest expense -- net..................................     157      154      456      398
  (Gain) loss on sales of rural exchanges and fixed
     assets................................................      --       39      (50)      39
  Other (income) expense -- net............................      (5)      (6)     (15)      13
                                                             ------   ------   ------   ------
          Total other expense -- net.......................     152      187      391      450
Income (loss) before income taxes..........................     832      (76)   2,294    1,259
Income tax provision (benefit).............................     317      (34)     869      471
                                                             ------   ------   ------   ------
Net income (loss)..........................................  $  515   $  (42)  $1,425   $  788
                                                             ======   ======   ======   ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................     $   196        $   252
  Accounts receivable -- net................................       2,275          1,816
  Inventories and supplies..................................         214            152
  Prepaid and other.........................................         218            224
                                                                 -------        -------
Total current assets........................................       2,903          2,444
Property, plant and equipment -- net........................      19,520         18,100
Other assets -- net.........................................       3,009          2,298
                                                                 -------        -------
Total assets................................................     $25,432        $22,842
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings.....................................     $ 1,716        $   979
  Short-term borrowings -- affiliate........................       2,119          1,512
  Accounts payable..........................................       1,419          1,727
  Accrued expenses and other current liabilities............       1,352          1,772
  Advance billings and customer deposits....................         372            383
                                                                 -------        -------
Total current liabilities...................................       6,978          6,373
Long-term borrowings........................................       6,056          6,247
Post-retirement and other post-employment benefit
  obligations...............................................       2,464          2,310
Deferred taxes, credits and other...........................       2,892          2,647

Contingencies (Note 5)

Stockholder's equity:
  Common stock-one share without par value, owned by
     parent.................................................       8,478          8,127
  Accumulated deficit.......................................      (1,436)        (2,861)
  Accumulated other comprehensive loss......................          --             (1)
                                                                 -------        -------
Total stockholder's equity..................................       7,042          5,265
                                                                 -------        -------
Total liabilities and stockholder's equity..................     $25,432        $22,842
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

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
  Cash provided by operating activities.....................  $ 2,971    $ 2,976
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (4,079)    (3,705)
  Proceeds from sale of access lines........................       91         --
  Other.....................................................     (158)       (65)
                                                              -------    -------
  Cash used for investing activities........................   (4,146)    (3,770)
                                                              -------    -------
FINANCING ACTIVITIES
  Net proceeds from short-term borrowings...................    1,341      1,036
  Proceeds from issuance of long-term borrowings............       --        997
  Repayments of long-term borrowings........................     (222)      (316)
  Dividends paid on common stock............................       --       (821)
  Other.....................................................       --          7
                                                              -------    -------
  Cash provided by financing activities.....................    1,119        903
                                                              -------    -------
CASH AND CASH EQUIVALENTS
  Increase (decrease).......................................      (56)       109
  Beginning balance.........................................      252         61
                                                              -------    -------
  Ending balance............................................  $   196    $   170
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Qwest Corporation ("Qwest" or "we" or "us" or "our") and our wholly owned subsidiaries. On June 30, 2000, Qwest Communications International Inc. ("QCII") completed its acquisition (the "Merger") of our parent company, U S WEST, Inc. ("U S WEST"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of QCII common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire QCII common stock. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the combined company. We are a wholly owned indirect subsidiary of QCII.

     The condensed consolidated interim financial statements are unaudited. We prepared the financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated results of operations, financial position and cash flows as of September 30, 2001 and for all periods presented were made. These financial statements should be read in conjunction with the audited financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2000. The condensed consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year. We made certain reclassifications to previously reported balances to conform with the current year presentation.

NOTE 2: MERGER-RELATED AND OTHER ONE-TIME CHARGES

     We consider only those costs that are incremental and directly related to the Merger to be "Merger-related." For the three and nine months ended September 30, 2001 and 2000, we incurred the following Merger-related and other one-time charges:

                                                       THREE MONTHS       NINE MONTHS
                                                           ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                      ---------------    --------------
                                                       2001      2000    2001     2000
(DOLLARS IN MILLIONS)                                 -------    ----    ----    ------
Contractual settlements and legal contingencies.....  $    --    $ 80    $ 34    $   80
Severance and headcount-related charges.............       --     118      39       127
Other Merger-related and one-time charges...........       --     701      64       812
                                                      -------    ----    ----    ------
Total Merger-related and other one-time charges.....  $    --    $899    $137    $1,019
                                                      =======    ====    ====    ======

     For the nine months ended September 30, 2001, we incurred $137 million in Merger-related and other one-time charges. These primarily consisted of contractual settlements, severance and headcount-related charges and other Merger-related and one-time charges. The severance and headcount-related charges for the nine months ended September 30, 2001 covers a workforce reduction of over 2,800 employees who were involuntarily terminated. Other Merger-related and one-time charges included professional fees, re-branding costs, asset impairment charges and other costs related to the integration of U S WEST and QCII.

     For the three and nine months ended September 30, 2000, we incurred $899 million and $1.019 billion, respectively in Merger-related and other one-time charges. These primarily consisted of contractual settle-

                               QWEST CORPORATION
ments, severance and headcount charges resulting from payments to employees who left the business upon the consummation of the Merger, retention bonus payments that were subject to the successful completion of the Merger and property, plant and equipment asset abandonments and impairments.

     A summary as of September 30, 2001 of Merger-related and other one-time charges accrued at December 31, 2000 and subsequent provisions and charges against those accruals and provisions follows:

                                                 DECEMBER 31,                                 SEPTEMBER 30,
                                                     2000       CURRENT YEAR   CURRENT YEAR       2001
                                                   BALANCE       PROVISION     UTILIZATION       BALANCE
(DOLLARS IN MILLIONS)                            ------------   ------------   ------------   -------------
Contractual settlements and legal
  contingencies................................      $355           $ 34           $200           $189
Severance and headcount-related charges........       100             48             99             49
Other Merger-related and one-time charges......        15             55             61              9
                                                     ----           ----           ----           ----
Total Merger-related and other one-time
  charges......................................      $470           $137           $360           $247
                                                     ====           ====           ====           ====

     We do not foresee any additional Merger-related charges and anticipate that the majority of the contractual settlements, severance and other Merger-related and one-time charge accruals will be paid by the end of the current fiscal year. Legal contingencies will be paid as the related matters are resolved. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other one-time charges.

NOTE 3: ACCESS LINES RETURNED TO SERVICE

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines are included in income from continuing operations for the nine months ended September 30, 2001. This resulted in a charge to depreciation of $222 million.

     In April 2001, we sold approximately 38,000 access lines resulting in a gain for the nine months ended September 30, 2001 of $50 million.

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

                               QWEST CORPORATION

     Following is a breakout of our segments, which we extracted from the financial statements of QCII. Certain revenue and expenses of QCII are included in the segment data, which we eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for decision making purposes, management does not believe the segment margins are representative of the actual operating results of the segments for Qwest. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes unallocated corporate expenses and revenues. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents the total of the retail services, wholesale services and network services segments. The figures presented below for the three and nine months ended September 30, 2000 have been adjusted to reflect certain reclassifications to conform with the presentation of the corresponding periods of 2001.

                                                                      TOTAL
                                                                  COMMUNICATIONS
                                 RETAIL    WHOLESALE   NETWORK     AND RELATED             RECONCILING   CONSOLIDATED
                                SERVICES   SERVICES    SERVICES      SERVICES      OTHER      ITEMS         TOTAL
                                --------   ---------   --------   --------------   -----   -----------   ------------
                                                                (DOLLARS IN MILLIONS)
THREE MONTHS ENDED SEPTEMBER
  30,
2001
Operating revenues............   $3,603      $777      $    13        $4,393       $   2     $(1,214)       $3,181
Margin(1).....................    2,718       664       (1,628)        1,754        (279)        256         1,731
Capital expenditures..........      287        --        1,880         2,167          65      (1,149)        1,083
2000
Operating revenues............    3,484       823           88         4,395          19      (1,246)        3,168
Margin(1).....................    2,758       696       (1,341)        2,113        (465)        (16)        1,632
Capital expenditures..........      198        15        1,820         2,033          33        (949)        1,117

                                                                   TOTAL
                                                               COMMUNICATIONS
                              RETAIL    WHOLESALE   NETWORK     AND RELATED               RECONCILING   CONSOLIDATED
                             SERVICES   SERVICES    SERVICES      SERVICES       OTHER       ITEMS         TOTAL
                             --------   ---------   --------   --------------   -------   -----------   ------------
                                                              (DOLLARS IN MILLIONS)
NINE MONTHS ENDED SEPTEMBER
  30,
2001
Operating revenues.........  $11,558     $2,292     $   104       $13,954       $    24     $(4,514)       $9,464
Margin(1)..................    9,062      1,925      (5,120)        5,867          (804)        101         5,164
Capital expenditures.......      655         --       6,966         7,621           168      (3,710)        4,079
2000
Operating revenues.........    8,154      2,337         113        10,604           (41)     (1,422)        9,141
Margin(1)..................    6,336      1,954      (2,945)        5,345        (1,048)        194         4,491
Capital expenditures.......      527         97       4,314         4,938            33      (1,266)        3,705

                               QWEST CORPORATION

     A reconciliation from segment margin to income before income taxes follows:

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2001       2000       2001       2000
             (DOLLARS IN MILLIONS)                -------    -------    -------    -------
Segment margin..................................  $1,731     $1,632     $5,164     $4,491
Depreciation and amortization...................     747        622      2,120      1,763
Depreciation adjustment for access lines
  returned to service...........................      --         --        222         --
Merger-related and other one-time charges.......      --        899        137      1,019
Other expense -- net............................     152        187        391        450
                                                  ------     ------     ------     ------
Income before income taxes......................  $  832     $  (76)    $2,294     $1,259
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

NOTE 5: CONTINGENCIES

     Through September 2001, seven purported class action complaints had been filed in various state courts against us and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints alleged, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also alleged that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints sought compensatory damages for purported class members, disgorgement of profits and punitive damages. The parties have signed agreements to settle the complaints. As of September 2001, the settlements have been approved by all of the courts.

     On July 23, 2001, we filed a demand for arbitration against Citizens alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the Purchase Agreements. Citizens in turn filed a demand alleging claims against us in connection with the sale of those same exchanges. In the arbitration, we seek a determination that Citizens breached the agreements and, as a result, we are entitled to retain the letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that we breached the agreements and, as a result, they are entitled to damages. This dispute is still at a preliminary stage.

     Various other litigation matters have been filed against us. We intend to vigorously defend these outstanding claims.

     We have provided for the above matters in our condensed consolidated financial statements as of September 30, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

                               QWEST CORPORATION

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial results.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

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

     - the duration and extent of the current economic downturn;

     - adverse economic conditions in the markets served by us;

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

     - delays in Qwest's ability to provide interLATA services within its 14-state local service area; and

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, Inc. ("U S WEST"), by Qwest Communications International Inc. ("QCII") on June 30, 2000 (the "Merger"), and difficulties in combining the operations of the combined company, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     Further, the information contained in this document or in a document incorporated or deemed to be incorporated by reference herein is a statement of our present intention and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 2001 Compared with 2000

     Certain non-recurring items impacted net income during the three months ended September 30, 2000 and the nine months ended September 30, 2001 and 2000. Results of operations for the three and nine months ended September 30, 2001 and 2000 excluding the effects of non-recurring items are as follows:

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2001    2000     2001     2000
(DOLLARS IN MILLIONS)                                         -----   -----   ------   ------
Net income (loss)...........................................  $515    $(42)   $1,425   $  788
Non-recurring charges, net..................................    --     575       190      649
                                                              ----    ----    ------   ------
Adjusted net income.........................................  $515    $533    $1,615   $1,437
                                                              ====    ====    ======   ======

Non-recurring items in 2001 and 2000 include:

     - an after-tax charge of $551 million ($899 million, pre-tax) for the three months ended September 30, 2000 for Merger-related and other one-time charges (see Note 2: "Merger-Related and Other One-Time Charges" -- to the condensed consolidated financial statements)

     - an after-tax charge of $84 million and $625 million ($137 million and $1.019 billion, pre-tax, respectively) for the nine months ended September 30, 2001 and 2000, respectively, for Merger-related and other one-time charges (see Note 2: "Merger-Related and Other One-Time Charges" -- to the condensed consolidated financial statements)

     - an after-tax charge of $136 million ($222 million, pre-tax) for the nine months ended September 30, 2001 for depreciation associated with access lines returned to service (see Note 3: "Access Lines Returned to Service" -- to the condensed consolidated financial statements)

     - an after-tax gain of $30 million ($50 million, pre-tax) for the nine months ended September 30, 2001 for the sale of access lines

     - an after-tax loss of $24 million ($39 million, pre-tax) for the three and nine months ended September 30, 2000 for the sale of fixed assets.

     Adjusted net income for the three months ended September 30, 2001 was relatively flat compared to the same period for 2000. Higher depreciation as a result of increased capital expenditures for our network was almost entirely offset by synergy cost savings associated with the Merger. Adjusted net income for the nine months ended September 30, 2001 increased by $178 million or 12.4% over the comparable period in 2000. The increase was primarily due to revenue growth associated with increased demand for our wireless and data services, lower employee benefit costs such as pension and post-retirement and cost savings associated with synergies generated by the Merger. Partially offsetting these items were higher operating costs driven by growth initiatives and higher depreciation associated with the continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                                                       NINE MONTHS ENDED
                                           THREE MONTHS ENDED SEPTEMBER 30,              SEPTEMBER 30,
                                          ----------------------------------    --------------------------------
                                                                INCREASE                             INCREASE
                                           2001     2000       (DECREASE)        2001     2000      (DECREASE)
(DOLLARS IN MILLIONS)                     ------   ------   ----------------    ------   ------   --------------
Operating revenues:
  Commercial services...................  $1,364   $1,383   $ (19)      (1.4)%  $4,103   $3,746   $  357     9.5%
  Consumer and small business
    services............................   1,547    1,486      61        4.1%    4,547    4,378      169     3.9%
  Switched access services..............     270      299     (29)      (9.7)%     814    1,017     (203)  (20.0)%
                                          ------   ------                       ------   ------
         Total operating revenues.......   3,181    3,168      13        0.4%    9,464    9,141      323     3.5%
Operating expenses:
  Employee-related expenses.............     794      774      20        2.6%    2,238    2,375     (137)   (5.8)%
  Other operating expenses..............     656      762    (106)     (13.9)%   2,062    2,275     (213)   (9.4)%
  Depreciation and amortization.........     747      622     125       20.1%    2,120    1,763      357    20.2%
  Depreciation adjustment for access
    lines returned to service...........      --       --      --        N/A       222       --      222     N/A
  Merger-related and other one-time
    charges.............................      --      899    (899)    (100.0)%     137    1,019     (882)  (86.6)%
                                          ------   ------                       ------   ------
         Total operating expenses.......   2,197    3,057    (860)     (28.1)%   6,779    7,432     (653)   (8.8)%
                                          ------   ------                       ------   ------
Operating income........................     984      111     873      786.5%    2,685    1,709      976    57.1%
Other expense (income) -- net:
  Interest expense -- net...............     157      154       3        1.9%      456      398       58    14.6%
  (Gain) loss on sales of rural
    exchanges and fixed assets..........      --       39     (39)     100.0%      (50)      39      (89)  228.2%
  Other (income) expense -- net.........      (5)      (6)      1      (16.7)%     (15)      13      (28)  215.4%
                                          ------   ------                       ------   ------
         Total other expense -- net.....     152      187     (35)     (18.7)%     391      450      (59)  (13.1)%
                                          ------   ------                       ------   ------
Income (loss) before income taxes.......     832      (76)    908    1,194.7%    2,294    1,259    1,035    82.2%
Income tax provision (benefit)..........     317      (34)    351   (1,032.4)%     869      471      398    84.5%
                                          ------   ------                       ------   ------
Net income (loss).......................  $  515   $  (42)    557    1,326.2%   $1,425   $  788   $  637    80.8%
                                          ======   ======                       ======   ======

  REVENUES

     Commercial services revenues are derived from sales of Internet, data, voice and wireless products and services to both retail and wholesale business customers. The decrease in commercial services revenues for the three months ended September 30, 2001 versus the same period in 2000 was primarily attributable to a decline in local service revenues due to a slowing economy, competitive losses and technology displacement. Partially offsetting the decrease was growth in sales of data products and services such as private line and digital subscriber line ("DSL"). The increase in commercial services revenues for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was due principally to higher revenue from sales of data products and services such as private line, frame relay and DSL. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenue in future periods.

     Consumer and small business services revenues are derived from sales of Internet, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three and nine months ended September 30, 2001 as compared to the same periods in 2000, were primarily attributable to growth in revenues from the increased sales of wireless services and products. Wireless products and services revenue in the three- and nine-month periods ended September 30, 2001 grew by 68% and 55% respectively, over the three- and nine-month periods ended September 30, 2000. Average revenue per user increased for the second straight quarter, increasing from $52 in the second quarter of 2001 to $55 in the third quarter as we continued to focus on high-value customers and exited the low-usage, pre-paid business. In both the three and nine months ended September 30, 2001, data services revenue also continued to increase when compared to the three and nine months ended September 30, 2000. For the three months ended September 30, 2001 versus the three months ended September 30, 2000, reductions in intraLATA toll revenue caused by increased competition offset some of the increase in consumer and small business services revenue.

     Switched access services revenues are derived from inter- and intra-state switched access from interexchange carriers ("IXCs"). The decreases in switched access services revenues for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, were principally attributable to increased competition and federal access reform that reduced the rates we are able to collect for the switched access services. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

     Revenues for the foreseeable future may reflect the continuing impact of a slowing local economy.

  OPERATING EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses increased for the three months ended September 30, 2001 as compared to the same period in 2000, primarily due to higher employee benefit and contract labor costs. The higher expenses were partially offset by lower costs associated with employee reductions. Employee-related expenses for the nine months ended September 30, 2001 decreased from the comparable period in 2000 primarily because of employee reductions. Partially offsetting these lower costs was a decrease in the pension credit, net of other post-retirement benefits. For the nine months ended September 30, 2001 and 2000, pension credits, net of other post-retirement benefits, of $208 million and $223 million, respectively, were recorded. The decrease in employee-related expenses associated with headcount reductions has been partially offset by the need to increase employee levels in the growth sectors of our business, primarily wireless and data communications. Additionally, increased commitments towards improving customer service, including responding to requests for installation and repair services, have resulted in the hiring of additional employees in these specific areas.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income tax, uncollectible expenses and other selling and general and administrative costs. The decreases in other operating expenses for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, were primarily attributable to cost savings generated by the Merger such as the closure of redundant facilities, operational synergies derived from the consolidation of core operational units that provide common services and the leveraging of our purchasing power throughout the Company, and a decline in access charges as the result of a one-time refund. In addition, for the nine months ended September 30, 2001, there was a drop in our tax (other than income tax) obligations when compared to the same period in 2000. Offsetting some of the decrease were increases in uncollectible expenses, professional fees and costs associated with the sales of data and wireless products and services.

     Depreciation and amortization expense. The increases in depreciation and amortization expense for the three and nine months ended September 30, 2001 as compared to the same periods in 2000, were primarily attributable to a one-time charge for access lines returned to service and higher overall property, plant and equipment balances resulting from continued investment in our network to meet forecasted demand and improve customer service.

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

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. The required adjustments to the carrying amount of the individual access lines are included in income from continuing operations for the nine months ended September 30, 2001. This resulted in a charge to depreciation of $222 million.

     Merger-related and other one-time charges. No Merger-related and other one-time charges were incurred for the three months ended September 30, 2001. For the nine months ended September 30, 2001, we incurred Merger-related and other one-time charges totaling $137 million. The charge for the nine months ended September 30, 2001 includes $34 million in contract settlements, $39 million of severance and headcount-related charges, $20 million in asset impairment charges and $44 million of other Merger-related and one-time charges. The severance charge for the nine months ended September 30, 2001 covers a workforce reduction of over 2,800 employees who were involuntarily terminated. Other Merger-related and one-time charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII.

     We do not foresee any additional Merger-related charges and anticipate that the contractual settlements, severance and other Merger-related and one-time charge accruals will be paid by the end of the current fiscal year. Legal contingencies will be paid as the related matters are resolved. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other one-time charges.

     Other expense - net. Interest expense increased $3 million and $58 million for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000. The increases were due to higher average debt balances to fund growth initiatives and network capital expenditures. For the nine months ended September 30, 2001, we recognized a $50 million gain on the sale of approximately 38,000 access lines in Utah. The remaining change for the nine months ended September 30, 2001 was primarily attributable to interest income on a federal income tax refund and a reduction in regulatory interest expense. For the three and nine months ended September 30, 2000, we incurred a $39 million loss on the sale of fixed assets.

     Provision for income taxes. The effective tax rate for the three months ended September 30, 2001 of 38.1% was lower than the effective tax rate for the three months ended September 30, 2000 of 44.7%. The higher rate in 2000 was primarily attributable to an increase in non-recurring expenses and other permanent differences as compared to income before income taxes for the three months ended September 30, 2000 versus the same period in 2001. The effective tax rate for the nine months ended September 30, 2001 of 37.9% was consistent with the effective tax rate for the nine months ended September 30, 2000 of 37.4%.

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

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of September 30, 2001, long-distance authority has been granted in the states of Connecticut, Kansas, Massachusetts, New York, Oklahoma, Pennsylvania and Texas.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We are on track to receive FCC approval to provide long-distance service in each of our 14 states by mid-2002.

     Reciprocal Compensation for Internet Service Providers ("ISPs"). On April 27, 2001, the FCC issued an Order with regard to Intercarrier Compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36 month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that we pay CLECs for delivering such traffic to other carriers.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial results.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of claims and proceedings arising in the ordinary course of business, see Note 5: "Contingencies" -- to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Reorganization and Divestiture Agreement, dated as of
                            November 1, 1983, between American Telephone and
                            Telegraph Company, U S WEST Inc., and certain of their
                            affiliated companies, including The Mountain States
                            Telephone and Telegraph Company, Northwestern Bell
                            Telephone Company, Pacific Northwest Bell Telephone
                            Company and NewVector Communications, Inc. (incorporated
                            by reference to Exhibit 10a to Form 10-K for the period
                            ended December 31, 1983, File No. 1-3040).
         (2.2)           -- Articles of Merger including the Plan of Merger between
                            The Mountain States Telephone and Telegraph Company
                            (renamed U S WEST Communications, Inc.) and Northwestern
                            Bell Telephone Company (incorporated herein by reference
                            to Exhibit 2a to Form SE filed on January 8, 1991, File
                            No. 1-3040).
         (2.3)           -- Articles of Merger including the Plan of Merger between
                            The Mountain States Telephone and Telegraph Company
                            (renamed U S WEST Communications, Inc.) and Pacific
                            Northwest Bell Telephone Company (incorporated herein by
                            reference to Exhibit 2b to Form SE filed on January 8,
                            1991, File No. 1-3040).
         (3.1)           -- Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000,
                            evidencing change of Registrant's name from U S WEST
                            Communications, Inc. to Qwest Corporation (incorporated
                            herein by reference to Qwest Corporation's quarterly
                            report on Form 10-Q for the quarter ended June 30, 2000).
         (3.2)           -- Restated Articles of Incorporation of the Registrant
                            (incorporated herein by reference to Exhibit 3a to Form
                            10-K filed on April 13, 1998, File No. 1-3040).
         (3.3)           -- Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3b to Form 10-K filed on April
                            13, 1998, File No. 1-3040).
         (4.1)           -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                            herewith pursuant to Regulation S-K, Item
                            601(b)(4)(iii)(A). Pursuant to this regulation, the
                            Registrant hereby agrees to furnish a copy of any such
                            instrument to the SEC upon request.
         (4.2)           -- Indenture, dated as of October 15, 1999, by and between U
                            S WEST Communications, Inc. and Bank One Trust Company,
                            NA, as Trustee (incorporated herein by reference to
                            Exhibit 4b to Form 10-K for the period ended December 31,
                            1999, File No. 1-3040).

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

                                        QWEST CORPORATION

                                        By:      /s/ MARK A. SCHUMACHER
                                           -------------------------------------
                                                    Mark A. Schumacher
                                               Vice President and Controller

November 14, 2001