Form 10-K
period 2001-12-31
QWEST CORP
filed 2002-04-01
CIK 68622

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                           COMMISSION FILE NO. 1-3040

                               QWEST CORPORATION
               (formerly known as U S WEST Communications, Inc.)

                   COLORADO                                      84-0273800
(State or other jurisdiction of incorporation
                or organization)                    (I.R.S. Employer Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 992-1400
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
            5.625% Notes Due 2008                         New York Stock Exchange

                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)
(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.***

     This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to page 21 of this Form 10-K for a discussion of factors that could cause actual results to differ from expectations.
---------------

*** Not applicable in that registrant is a wholly owned subsidiary.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               QWEST CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM   DESCRIPTION                                                   PAGE
----   -----------                                                   ----
                                 PART I
  1.   Business....................................................    2
  2.   Properties..................................................    6
  3.   Legal Proceedings...........................................    7
  4.   Submission of Matters to a Vote of Security Holders.........    7

                                 PART II
  5.   Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................    7
  6.   Selected Financial Data.....................................    7
  7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................    7
 7A.   Quantitative and Qualitative Disclosures About Market
       Risk........................................................   24
  8.   Consolidated Financial Statements and Supplementary Data....   24
  9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure....................................   48

                                PART III
 10.   Directors and Executive Officers of the Registrant..........   48
 11.   Executive Compensation......................................   48
 12.   Security Ownership of Certain Beneficial Owners and
       Management..................................................   48
 13.   Certain Relationships and Related Transactions..............   48

                                 PART IV
 14.   Financial Statement Schedules, Reports on Form 8-K and
       Exhibits....................................................   48

                                     PART I

ITEM 1.  BUSINESS.

     Qwest Corporation ("Qwest", "us", "we" or "our") provides local telecommunications and related services as well as wireless services to more than 25 million residential and business customers in the 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area"). We principally serve global and national business and government customers, and small business and residential customers primarily in our local service area.

     Qwest is incorporated under the laws of the State of Colorado and its principal offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

     On June 30, 2000, Qwest Communications International Inc. ("QCII") completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). QCII accounted for the Merger as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII the acquired entity. As a result of the Merger, we became a wholly owned subsidiary of QCII.

OPERATIONS

     We are managed as a single business unit and do not report our results at any lower level, such as operating segments, to our chief operating decision maker. However, for reference purposes, this document discloses the segments as reported by our parent, QCII. Our operations are included in QCII's consolidated results and in the following QCII operating segments: (1) retail services, (2) wholesale services and (3) network services. QCII intends to change its segment reporting beginning in 2002 to reflect the way in which QCII is managing its operations in 2002. As a result, our business will be included in the new QCII operating segments in 2002, as follows: (1) business services, (2) consumer services, (3) wholesale services and (4) network services. You can find additional financial information on QCII's operating segments in Note 10 to our consolidated financial statements.

  RETAIL SERVICES

     We offer a wide variety of retail products and services that help people and businesses communicate via multiple electronic mediums. We sell these products and services directly to residential users, businesses, educational and governmental agencies. We also sell these products and services to other telecommunications companies and Internet service providers ("ISPs") for resale to end users. These companies may also use our products and services with respect to the transport of their customers' telecommunications. The following reflects the key categories of our retail products and services.

     VOICE COMMUNICATIONS. We offer voice communications that include basic local exchange telephone service and Centrex services.

     - Local exchange telephone services. We operate our local exchange telephone service in our local service area. The local exchange telephone service connects our customer's home or office to our telephone network in order to originate and terminate voice and data telecommunications. We also offer additional voice products such as Private Branch Exchange ("PBX") and Direct Inward Dial ("DID"). PBX allows the customer to have multiple telephone numbers carried on one large trunk between the customer premise and the telephone exchange. DID allows the customer to dial others within the company using only an extension. In addition to these local telephone services, we provide a number of enhanced service features, such as CallerID, Call Waiting, 3-Way Calling, and Voice Mail. We also derive revenue from directory assistance and public telephone service.

     - Centrex services. Our Centrex product is offered predominantly to small business and government customers with needs in voice communications. The Centrex product offers the customer all of the advantages of a personal telephone system without the expense of owning the equipment. The central office provides all of the features directly to the business.

     ADVANCED DATA AND IP PRODUCTS. We offer a broad range of products and services to transport voice, data and video telecommunications that use evolving transport methods that optimize our existing network and incorporate Internet protocol ("IP") technology. This technology lowers costs and increases transmission speeds. We believe that these services and products will be a key component of our overall growth. We view these products and services as data and IP-enabled products and services.

     Data. Our data products include a number of products offered primarily to businesses, telecommunications companies, government agencies and ISPs. These products and services are used by businesses to facilitate a variety of their internal and external data transmissions, such as transferring files from one location to another. Our telecommunications and ISP customers use these products and services primarily to enable their customers to transmit large amounts of data over broadband infrastructure. Some of these products include:

     - Asynchronous Transfer Mode ("ATM"), which is a broadband, network transport service that provides a fast, efficient way to electronically move large quantities of information over a highly reliable, scalable, secure fiber optic network.

     - Frame Relay, which is a fast packet switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol.

     - Private Lines, which are direct circuits or channels that are specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites in a multi-site enterprise. Private lines offer a highly cost effective solution for frequent communications of large amounts of data between sites is frequent.

     - Integrated Services Digital Network ("ISDN"), which is a comprehensive digital network architecture allowing users to transmit voice, data, video and image -- separately or simultaneously -- over standard telephone lines or fiber optics.

     - Customer Premises Equipment ("CPE"), which we resell and lease from leading equipment manufacturers, includes equipment such as phones, modems, routers and switches. We provide services related to the CPE for a wide variety of customer network needs.

     IP. IP-enabled products assist in the transmission of voice, data and video using our fiber optic broadband network. These products include the following:

     - Internet Dial Access, which provides ISP customers with a comprehensive, reliable, cost-effective dial-up network infrastructure. Our dial products are primarily designed for established ISPs with strong networking capabilities looking to expand their existing dial networks quickly and cost-effectively, as well as smaller ISPs desiring to increase their dial-up Internet access coverage.

     - Digital Subscriber Line products ("DSL"), which provide residential and business customers a digital modem technology that converts their existing telephone lines into higher bandwidth facilities for video and high-speed data communications to the Internet or private networks.

     WIRELESS SERVICES AND PRODUCTS. We hold 10 MHz licenses to provide Personal Communications Service (PCS) in most markets in our local service area. We offer wireless services in 28 of these markets. Our integrated service enables our customers to use the same telephone number for their wireless phone as for their home or business phone. We also serve wireless customers in 20 smaller markets in our local service area through a joint venture with Touch America, Inc. We provide digital services in the 1900 MHz band. Our PCS licenses were issued in 1997 with 10-year terms and are renewable for successive 10-year terms within Federal Communications Commission ("FCC") regulations.

     LONG-DISTANCE SERVICES. We provide intraLATA long-distance service to our customers within our local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic local access and transport area, or LATA. There are 27 LATAs throughout our local service area. These services include calls that terminate outside a caller's local calling area but within their LATA, wide area telecommunications service or "800" services for customers with highly concentrated demand and special services, such as transport of data, radio and video.

     We sell our retail products and services through a variety of channels including direct-sales marketing, telemarketing and arrangements with third-party agents.

  WHOLESALE SERVICES

     We provide network transport, switching and billing services in our local service area to competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless carriers. CLECs are communications companies certified by a state Public Utility Commission or similar agency ("PUC") that provide local exchange service within a LATA, including LATAs within our local service area. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. Competitive communications companies often operate as both CLECs and IXCs. We also provide wholesale products such as conventional private line services to other communications providers, ISPs and other data service companies and high-volume voice services. We will be allowed to provide wholesale interLATA network transport services within our local service area following FCC approval of our interLATA applications.

     We sell these services in our local service area (1) by means of negotiated interconnection agreements approved by PUCs, (2) by reference to our filed Statement of Generally Available Terms and Conditions, (3) through our tariffs and contracts and (4) through advertising on our website.

  NETWORK SERVICES

     Network services provide access to our telecommunications network, including our information technologies supporting the network, primarily to customers of our retail services and wholesale services.

COMPETITION

  RETAIL SERVICES

     VOICE COMMUNICATIONS. In providing local exchange services, we compete with CLECs, including some owned by national carriers, and increasingly with wireless providers and cable companies. Competition is based primarily on price, services, features, customer service, network access coverage, quality and reliability.

     Our existing infrastructure and long-standing customer relationships make us the market leader in providing local exchange services in our local service area. However, technology substitution, such as wireless and cable telephony substitution of wireline and cable modem substitution of dial-up modem lines, has led to a decrease in total access lines. Access lines are telephone lines reaching from a central office to the customer's premises. Our competitive position will benefit from receiving FCC approval to offer interLATA long-distance services within our local service area. This regulatory relief will allow us to market long-distance services to our existing local customers.

     ADVANCED DATA AND IP PRODUCTS. Business customers are the primary market for these network-related services. In providing these services, we compete with national carriers, Regional Bell Operating Companies ("RBOCs") and CLECs. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price.

     WIRELESS SERVICES AND PRODUCTS. We provide mobile phone services in select markets in our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, and Salt Lake City. The wireless industry continues to grow, but is highly competitive. We compete primarily with national and regional wireless carriers. Competition in the wireless market is based primarily on price, services, features, coverage area, technical quality and customer service. Increased competition combined with the lack of national coverage has impeded our growth. Our future competitive position will depend on our ability to offer new features and services, price competitively and respond to changing consumer preferences and demographics.

In addition, we hope to improve our competitive position by bundling and integrating our wireless services with our wireline and other communications services.

     LONG-DISTANCE SERVICES. We market intraLATA long-distance services within our local service area. We compete with national carriers as well as CLECs, RBOCs and other resellers. Wireless providers also market in-state long-distance services as a substitute to traditional wireline and fiber optic service.

     Competition in the long-distance retail market is based primarily on price, services, features, customer service, network coverage, quality and reliability. We are the market share leader in providing intraLATA long-distance within our local service area, but we face increasing competition from national carriers, which have substantial financial and technical resources. National carriers will continue to have a competitive advantage until we gain FCC approval to offer interLATA long-distance services in our local service area. Upon such approval, our competitive position will improve based on our ability to market additional long-distance services to our existing customers.

  WHOLESALE SERVICES

     We primarily compete with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. We compete in our local service area on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as the incumbent local exchange carrier ("ILEC") helps make us the leader in providing wholesale services within our local service area, increased competition has resulted in a reduction in billable access minutes of use. Our competitive position should improve as the FCC allows us to offer interLATA wholesale services.

REGULATION

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the 1996 Telecommunications Act (the "1996 Act") and state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area, and governs the terms and conditions under which we provide services to our customers (including competing CLECs and IXCs in our local service area).

     INTERCONNECTION. The FCC is continuing to interpret the obligations of ILECs under the 1996 Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In January 2002 the FCC released its Triennial Review of Unbundled Network Elements in which it seeks to ensure that the framework established in the 1996 Act remains current given advances in technology and developments in the markets for telecommunications services. The outcome of this proceeding may affect our current obligations regarding sharing our network with our competitors. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the 1996 Act.

     ACCESS PRICING. The FCC has initiated a number of proceedings that directly affect the rates and charges for access services that we sell or purchase. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We have opted into the five-year CALLS plan.

     ADVANCED TELECOMMUNICATIONS SERVICES. The FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the 1996 Act that govern telephone exchange and exchange access services. We challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. On April 20, 2001, the Court of Appeals vacated and remanded to the FCC its classification of DSL-based advanced services. In January 2002 the FCC released a Notice of Proposed Rulemaking regarding the Regulatory Requirements for ILEC Broadband Telecommunications Services. In this proceeding the FCC seeks comment on what changes should be made in traditional regulatory requirements to reflect the competitive market and create incentives for broadband services growth and investment.

     INTERLATA LONG-DISTANCE ENTRY. Several RBOCs have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of March 25, 2002, the FCC has granted long-distance authority to RBOCs operating in the states of Arkansas, Connecticut, Kansas, Massachusetts, Missouri, New York, Oklahoma, Pennsylvania, Rhode Island and Texas. Applications are pending that, if granted by the FCC, would permit the relevant RBOC to provide interLATA services in the states of Georgia, Louisiana, Maine, New Jersey and Vermont. Applications are expected to be filed with the FCC during 2002 covering numerous additional states.

     We have filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are complete in twelve of our fourteen local service area states, and hearings are underway in the remaining two local service area states. We agreed to test operational support systems ("OSS") on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona was conducted separately, and began in February 2001. OSS testing is in its final stages, and state proceedings on our applications are in progress. We currently plan to file for interLATA long-distance approval with the FCC for all states in our local service area by mid-2002 and expect to receive approval of the applications within 90 days of each filing. However, there can be no assurance that we will be in a position to make these applications to the FCC on our current schedule, or will obtain timely FCC approval of these applications.

     RECIPROCAL COMPENSATION FOR ISPS. On April 27, 2001, the FCC issued an Order with regard to intercarrier compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36-month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that we pay CLECs for delivering such traffic to other carriers, although we do not expect that this will have a material effect on our results of operations.

EMPLOYEES

     As of December 31, 2001, we employed approximately 40,000 employees. Approximately 80% were represented by collective bargaining agreements.

ITEM 2.  PROPERTIES.

     Our principal properties are located in our local service area. The percentage allocation of our principal gross property, plant and equipment consists of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Communications equipment....................................  44%     43%
Other network equipment.....................................  41%     40%

     Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable (both copper wire and fiber optic). We own substantially all of our telecommunications equipment required for our business.

ITEM 3. LEGAL PROCEEDINGS.

     For a discussion of legal proceedings arising before December 31, 2001, see
Note 9 to the consolidated financial statements. The following describes certain legal proceedings and claims that have arisen since December 31, 2001.

     On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Public Utilities Commission relating to certain of our wholesale customers, and thereby allegedly discriminating against other CLECs. The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. This proceeding is at an early stage. Other states in the local service area are looking into similar matters and further proceedings may ensue in those states.

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

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can refer to "Special Note Regarding Forward-Looking Statements" at the end of this Item 7 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our financial condition and results of operations.

RESULTS OF OPERATIONS

  2001 COMPARED WITH 2000

     Several items of a non-recurring nature impacted net income in 2001 and 2000. Results of operations for the two years excluding the after-tax effects of such items are as follows:

                                                                          INCREASE
                                                       2001     2000     (DECREASE)
                                                      ------   ------   -------------
                                                       (DOLLARS IN MILLIONS)
Net income..........................................  $1,737   $1,196   $ 541    45.2%
Non-recurring items.................................     292      804    (512)  (63.7)%
                                                      ------   ------   -----   -----
Adjusted net income.................................  $2,029   $2,000   $  29     1.5%
                                                      ======   ======   =====   =====

Non-recurring items in 2001 include:

     - an after-tax charge of $35 million ($57 million, pre-tax) for charges associated with Qwest Communications International Inc.'s ("QCII") acquisition of U S WEST, Inc. ("U S WEST") (the "Merger") and other charges;

     - an after-tax charge of $136 million ($222 million, pre-tax) for depreciation associated with access lines returned to service;

     - an after-tax gain of $30 million ($51 million, pre-tax) for the sale of access lines; and

     - an after-tax charge of $151 million ($247 million, pre-tax) for restructuring charges.

Non-recurring items in 2000 include:

     - an after-tax charge of $787 million ($1.285 billion, pre-tax) for charges associated with the Merger; and

     - an after-tax charge of $17 million ($28 million, pre-tax) for the net loss on the sale of fixed assets.

     Adjusted net income in 2001 increased $29 million or 1.5% when compared to 2000. The slight increase was primarily due to revenue growth associated with increased demand for wireless and data services, lower employee benefit costs such as pension and post-retirement and cost savings associated with synergies generated by the Merger. Offsetting these items were higher operating costs as a result of growth initiatives and higher depreciation associated with our continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in our revenues and expenses.

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                   -----------------      INCREASE
                                                    2001      2000       (DECREASE)
                                                   -------   -------   --------------
                                                     (DOLLARS IN MILLIONS)
Operating revenues:
  Commercial services............................  $ 6,368   $ 6,116   $ 252      4.1%
  Consumer services..............................    5,234     4,900     334      6.8%
  Switched access services.......................    1,073     1,284    (211)   (16.4)%
                                                   -------   -------   -----   ------
     Total operating revenues....................   12,675    12,300     375      3.0%
                                                   -------   -------   -----   ------
Operating expenses:
  Employee-related expenses......................    3,054     3,257    (203)    (6.2)%
  Other operating expenses.......................    2,874     2,839      35      1.2%
  Depreciation...................................    3,121     2,427     694     28.6%
  Restructuring, Merger-related and other
     charges.....................................      304     1,285    (981)   (76.3)%
                                                   -------   -------   -----   ------
     Total operating expenses....................    9,353     9,808    (455)    (4.6)%
                                                   -------   -------   -----   ------
Operating income.................................    3,322     2,492     830     33.3%
Other expense-net:
  Interest expense-net...........................      612       548      64     11.7%
  (Gain) loss on sales of rural exchanges and
     fixed assets................................      (51)       28     (79)  (282.1)%
  Other (income) expense-net.....................      (17)       12     (29)  (241.7)%
                                                   -------   -------   -----   ------
     Total other expense-net.....................      544       588     (44)    (7.5)%
                                                   -------   -------   -----   ------
Income before income taxes.......................    2,778     1,904     874     45.9%
Provision for income taxes.......................    1,041       708     333     47.0%
                                                   -------   -------   -----   ------
Net income.......................................  $ 1,737   $ 1,196   $ 541     45.2%
                                                   =======   =======   =====   ======

REVENUES

     Total revenues. Commercial and consumer services are derived principally from voice services. These services include local exchange telephone services (or basic telephone service), enhanced service features (such as Caller ID, Call Waiting, 3-Way Calling and Voice Mail), intraLATA long-distance services, wireless products and services, directory assistance and public telephone service. Also included in commercial and consumer revenues are retail and wholesale advanced data and Internet Protocol ("IP") products and services. Advanced data products and services include asynchronous transfer mode ("ATM"), frame relay, private line, customer premise equipment ("CPE") and integrated services digital network ("ISDN"). IP products consist primarily of Internet dial access and digital subscriber line ("DSL"). Switched access services revenues are derived primarily from charging interexchange carriers ("IXCs") for the use of our local network to connect customers to their long-distance networks.

     Total revenues for 2001 increased $375 million, or 3.0%, as compared to 2000, primarily due to increases in commercial and consumer services revenues from wireless, IP and data products and services. Total wireless revenues increased $258 million, or 53%, from $490 million in 2000 to $748 million in 2001. Revenue from data products and services such as private line, frame relay, ATM, CPE and ISDN also contributed to the growth in 2001 compared to 2000. We expect the data services business to become a greater portion of our overall revenues in the future. Total DSL revenues increased $51 million, or 61%, from $83 million in 2000 to $134 million in 2001 primarily due to an increase in customers. The increase in revenue was partially offset by $328 million of reductions in both commercial and consumer local voice revenues and intraLATA toll revenues in our local service area as a result of competition and the current economic conditions. Total access lines declined by approximately 300,000 or 2% during 2001.

     Our revenue growth has been and may continue to be negatively affected by the downturn in the economy within our local service area.

     Commercial services revenues. Commercial services revenues are derived from sales of voice, IP, data, and wireless products and services to wholesale, large business and small business customers. The increase in commercial services revenues of $252 million, or 4.1%, in 2001 compared to 2000, was primarily attributable to higher revenue from sales of data and IP products and services such as private line, frame relay, ATM, CPE, ISDN, Internet dial access and DSL.

     The increase in commercial services revenues was partially offset by a $290 million decrease in local voice service revenues sold to businesses as a result of competitive losses and the slowing economy. Access lines used by small business customers decreased by 147,000 in 2001 over 2000. This reflects the fact that businesses were converting their multiple single access lines to a lower number of high-speed, high-capacity lines allowing for transport of multiple simultaneous telephone calls and the transmission of data at higher rates of speed. On a voice-grade equivalent basis, however, total business access lines grew 31.9% when comparing 2001 to 2000. A voice-grade equivalent is the amount of capacity equal to one telephone call. A voice-grade equivalent basis is the outcome of measuring all residential and business access lines as if they were converted to single access lines that have the ability to transmit and receive only one voice transmission at a time.

     Consumer services revenues. Consumer services revenues are derived from sales of voice, IP, data and wireless products and services to the consumer market. The increase in consumer services revenues for 2001 as compared to 2000 of $334 million, or 6.8%, was primarily attributable to growth in sales of wireless and data products and services. Residential wireless revenues in 2001 increased by $224 million, or 51%, from $436 million in 2000 to $660 million in 2001. Although average revenue per wireless user decreased from $56.00 in 2000 to $54.00 in 2001, our penetration percentage (our wireless subscribers divided by the total number of subscribers in the points-of-presence we cover) grew in the markets we serve from 4.89% in 2000 to 5.73% in 2001. The number of net new wireless subscribers in 2002, however, is expected to be impacted by the current economic conditions that may slow the rate of growth in subscribers and wireless revenues. Other factors that contributed to the growth in consumer services revenues were improved DSL service revenues which grew by $39 million, or 74%, from $53 million in 2000 to $92 million in 2001 and sales of bundled packages such as Custom Choice(SM) and Total Package(SM) (which include the phone line, calling features and/or wireless services and DSL) to our consumer customers. Our bundled products and services are sold at prices lower than they could be sold individually and, in exchange, the Company gains a higher level of customer loyalty plus greater overall per customer revenue. As a result, we have added approximately 200,000 subscribers to our CustomChoice(SM) package (which includes a home phone line and the choice of 20 calling features) in 2001, with total subscribers of over 2.3 million as of year-end. Total subscribers to our other significant bundled offering, Total Package(SM) (bundled wireless, wireline and Internet services package), exceeded 250,000 at December 31, 2001.

     Partially offsetting these increases were declines of $115 million in local service revenues from decreasing consumer access lines and intraLATA toll revenues within our local service area. The declines were the result of the slowing economy, competitive losses and technology displacement (for example, where a wireless phone replaces the need for a land-based telephone line).

     Switched access services revenues. Switched access services revenues are derived from inter- and intrastate switched access from IXCs. The decrease in switched access services revenues of $211 million, or 16.4%, for 2001 as compared to 2000 was primarily attributable to federal access reform that reduced the rates we were able to collect for switched access services. This decrease also reflects competitive losses that have resulted in a reduction in billable access minutes of use. These decreases were partially offset by increased interstate subscriber line charges ("SLCs"). We believe revenues from switched access services will continue to be negatively impacted by competition and federal and state access reform. We believe that access reform measures will continue to include increases in other charges, such as SLCs, to offset access charge reductions.

EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and fees for independent contractors.

     Employee-related expenses decreased by $203 million or 6.2% in 2001 as compared to 2000 primarily due to employee reductions as a result of the Merger and the restructuring plan (discussed below). Another contributing factor to the decline in employee-related expenses was an increase in the pension credit, net of other post-retirement benefits of $6 million in 2001 versus 2000. Increased commitments towards improving customer service, including responding to requests for installation and repair services, have resulted in the hiring of additional employees in these specific areas which partially offsets the decrease in employee-related expenses associated with employee reductions.

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

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic to their facilities, taxes other than income taxes, uncollectible expenses and other selling, general and administrative costs.

     The increase in other operating expenses of $35 million, or 1.2%, over 2000 was primarily attributable to higher uncollectible expenses, professional fees and costs associated with the sales of data and wireless products and services. These higher costs were almost entirely offset by cost savings generated by the Merger such as the closure of redundant facilities, operational synergies derived from the consolidation of core operational units that provide common services, using our purchasing power throughout the Company to purchase products and services at lower costs and a decline in access charges as the result of a one-time refund.

     Depreciation expense. Depreciation expense is associated with our property, plant, equipment, capital leases and capitalized software. The increase in depreciation expense for 2001 of $694 million, or 28.6%, compared to 2000 was primarily attributable to higher overall property, plant and equipment balances resulting from our capital spending program. In addition, there was an increase in depreciation related to a "catch-up" charge for access lines returned to service as described below. We continue to invest in our network and service platforms to support re-entry into the long-distance business in our local service area and to make ongoing service improvements.

     During 1999 and 2000, we committed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens") in nine states. Because these access lines were classified as "held for sale," we discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines in eight states were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their
(a) carrying amount before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their estimated fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines were included in operating income for 2001. This resulted in a charge to depreciation of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

     Restructuring, Merger-related and other charges. We incurred restructuring, Merger-related and other charges totaling $304 million in 2001 and Merger-related and other charges of $1.285 billion in 2000. During the fourth quarter of 2001, we approved a restructuring plan to further reduce our costs and as a result, the data below for restructuring and other charges reflect costs recognized in that quarter. As we incurred substantially all of the Merger-related charges by June 30, 2001, the 2001 data below for the Merger-related and other charges reflects costs incurred through June 30, 2001, subject to the adjustments described below. A breakdown of these costs is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                          2001                        2000
                                           ----------------------------------   ----------------
                                           RESTRUCTURING &   MERGER-RELATED &   MERGER-RELATED &
                                            OTHER CHARGES     OTHER CHARGES      OTHER CHARGES
                                           ---------------   ----------------   ----------------
                                                           (DOLLARS IN MILLIONS)
Contractual settlements and legal
  contingencies..........................       $ 30               $(25)             $  658
Severance and employee-related charges...        188                 31                 202
Other charges............................         29                 51                 425
                                                ----               ----              ------
Total restructuring, Merger-related and
  other charges..........................       $247               $ 57              $1,285
                                                ====               ====              ======

     Restructuring and other charges. During the fourth quarter of 2001, we approved a plan to further reduce current employee levels (in addition to the Merger-related reductions), consolidate certain facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. We recorded a restructuring charge of $247 million to cover the costs associated with these actions as more fully described below.

     We occupy administrative and network operations buildings under operating leases with varying terms. Due to the reduction in employees and consolidation of operations, we expect to terminate eight operating lease agreements across the country within the next 12 months. We recorded a charge of $30 million related to the termination of these operating lease agreements.

     In order to streamline the business and consolidate operations to meet lower customer demand resulting from the current economic conditions, we identified a further reduction in employees and contractors in various functional areas across the country, in addition to previous reductions in connection with the Merger. The severance charge of $188 million relates to involuntary separation costs for approximately 5,000 employees. As of December 31, 2001, over 1,100 employees had been involuntarily separated by us and cash severance payments totaling $9 million had been made relating to these separations. We expect the remaining employee separations to be completed by June 30, 2002.

     Other restructuring charges consist of asset impairment charges. We reviewed all internal software projects in process and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $29 million related to the restructuring were written off in 2001. The abandoned projects included various billing and other system enhancements.

     Merger-related and other charges. Contractual settlements and legal contingencies for 2001 and 2000 of ($25) million ($34 million of costs incurred less reversals of prior year accruals of $59 million) and $658 million, respectively, were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, we reduced employee levels by over 4,800 people primarily by eliminating duplicate functions. These employees were terminated prior to December 31, 2001. Included in the 2001 and 2000 severance and employee-related charges of $31 million and $202 million, respectively, were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and, for 2000, $59 million in payments that were subject to the successful completion of the Merger.

     Other charges were $51 million and $425 million for 2001 and 2000, respectively. In 2001, the $51 million is comprised of $20 million related to abandoned software (described below) and $31 million of other charges such as professional fees, re-branding costs and other costs associated with the Merger. In 2000, the $425 million is comprised of a $221 million asset impairment charge for access lines (described below), $114 million relating to abandoned software (described below), a $45 million post-retirement benefit plan curtailment gain (described below) and $135 million of other charges such as professional fees, re-branding costs and other costs associated with the Merger. The Company considered only those costs that were incremental and directly related to the Merger to be Merger-related.

     After the Merger, we evaluated our assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon our different intent as to the use of those assets or completion of projects after the Merger. We also evaluated for impairment our dedicated special-purpose access lines that we lease to Competitive Local Exchange Carriers ("CLECs"). Given current industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, we concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, we concluded that the fair value of those assets was minimal and took a $221 million charge in 2000. Our wholesale services segment operated the assets.

     Following the Merger, we reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero. Capitalized software costs of $20 million and $114 million related to the Merger were written off in 2001 and 2000, respectively. The abandoned projects included a significant billing system replacement and a customer database system.

     Offsetting the 2000 Merger-related costs was a $45 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     The 2001 total Merger-related and other charges of $57 million were net of $80 million in reversals of previously recorded Merger accruals. The reversals were recorded in the fourth quarter of 2001 and resulted from favorable developments in the underlying matters.

     As those matters identified as legal contingencies associated with contract settlements and legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

     Total other expense-net. Total other expense-net includes interest expense-net, gains or losses on sales of rural exchanges and fixed assets, interest income and other non-operating items. Interest expense was $612 million for 2001 compared to $548 million for 2000. The increase was principally attributable to increased borrowings required to fund capital improvements to our network. In 2001, we recognized a $51 million gain on the sale of approximately 41,000 access lines in Utah and Arizona. The remaining change was primarily attributable to interest income on a federal income tax refund and a reduction in regulatory interest expense. In 2000, we incurred a $39 million loss on the sale of fixed assets, offset by a gain of $11 million on the sale of access lines.

     Provision for income taxes. The effective tax rate increased to 37.5% for 2001 from 37.2% for 2000. The increase was primarily attributable to an increase in non-taxable income for state income tax purposes in higher rate states and a decrease in earnings before income taxes.

  NET INCOME

     Net income for 2001 increased by $541 million compared to 2000. The growth was caused principally by the year-over-year decrease in Merger-related charges and higher revenues due to sales of data, IP and wireless services. Partially offsetting these charges were increases in depreciation of $694 million because of the Company's investment in its network and greater interest expense.

  2000 COMPARED WITH 1999

     Several items of a non-recurring nature impacted net income in 2000. Results of operations for the two years excluding the after tax effects of such items are as follows:

                                                                          INCREASE
                                                       2000     1999     (DECREASE)
                                                      ------   ------   -------------
                                                       (DOLLARS IN MILLIONS)
Net income..........................................  $1,196   $1,562   $(366)  (23.4)%
Non-recurring items.................................     804       --     804      --
                                                      ------   ------   -----   -----
Adjusted net income.................................  $2,000   $1,562   $ 438    28.0%
                                                      ======   ======   =====   =====

     Non-recurring items in 2000 include:

     - an after-tax charge of $787 million ($1.285 billion, pre-tax) for charges associated with the merger; and

     - an after-tax charge of $17 million ($28 million, pre-tax) for the net loss on the sale of fixed assets.

     Adjusted net income in 2000 increased $438 million, or 28%, when compared to 1999. The increase was primarily due to revenue growth associated with increased demand for services, improvements to our employee benefit costs such as pension and post-retirement and cost savings associated with synergies generated by the Merger. Partially offsetting these items were higher operating costs as a result of growth initiatives and higher depreciation and property taxes associated with our continued investment in our network facilities.

     The following sections provide a more detailed discussion of the changes in our revenues and expenses.

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                                    -----------------      INCREASE
                                                     2000      1999       (DECREASE)
                                                    -------   -------   --------------
                                                      (DOLLARS IN MILLIONS)
Operating revenues:
  Commercial services.............................  $ 6,116   $ 5,381   $  735    13.7%
  Consumer services...............................    4,900     4,597      303     6.6%
  Switched access services........................    1,284     1,486     (202)  (13.6)%
                                                    -------   -------   ------   -----
     Total operating revenues.....................   12,300    11,464      836     7.3%
                                                    -------   -------   ------   -----
Operating expenses:
  Employee-related expenses.......................    3,257     3,696     (439)  (11.9)%
  Other operating expenses........................    2,839     2,515      324    12.9%
  Depreciation....................................    2,427     2,293      134     5.8%
  Merger-related and other charges................    1,285        --    1,285      --
                                                    -------   -------   ------   -----
     Total operating expenses.....................    9,808     8,504    1,304    15.3%
                                                    -------   -------   ------   -----
Operating income..................................    2,492     2,960     (468)  (15.8)%
                                                    -------   -------   ------   -----
Other expense-net:
  Interest expense-net............................      548       403      145    36.0%
  Loss on sales of fixed assets...................       28        --       28      --
  Other expense-net...............................       12        37      (25)  (67.6)%
                                                    -------   -------   ------   -----
     Total other expense-net......................      588       440      148    33.6%
                                                    -------   -------   ------   -----
Income before income taxes........................    1,904     2,520     (616)  (24.4)%
Provision for income taxes........................      708       958     (250)  (26.1)%
                                                    -------   -------   ------   -----
Net Income........................................  $ 1,196   $ 1,562   $ (366)  (23.4)%
                                                    =======   =======   ======   =====

REVENUES

     Total Revenues. Total revenues for 2000 increased $836 million, or 7.3%, as compared to 1999, primarily due to increases in commercial services and consumer services revenues driven primarily by sales of private line services, local telephone exchange access services, enhanced service features and data products and services including Internet dial access, frame relay, ATM and CPE. Also contributing to the increase was growth in residential wireless subscribers, DSL customers and sales of packages of bundled products and services.

     Commercial services revenues. Commercial services revenues for 2000 were $6.116 billion versus $5.381 billion in 2000, an increase of $735 million or 13.7%. The major contributor to this growth was the sale of private lines that can be attributed to our customers' increased data needs. Other factors for the change were sales of local telephone exchange access services and increasing sales of data products and services. Local telephone exchange access services revenues were driven primarily by business access line growth of 5.7% representing a year-over-year increase of over 300,000 access lines. Higher sales of data products such as frame relay, ATM, ISDN, data and CPE also contributed to the growth in commercial service revenues.

     Consumer services revenues. In 2000, consumer services revenues grew $303 million or 6.6% from $4.597 billion in 1999 to $4.900 billion in 2000. Sales of enhanced service features such as CallerID, Call Waiting, 3-way Calling and Voice Mail were the major contributors to the year-over-year growth. Another reason for the increase was the growth in wireless subscribers of 339,000 in 2000. Wireless revenues, which increased $259 million, or 110%, in 2000 as compared to 1999, were further impacted by an increase in the average revenue per wireless user from $55.00 per month to $56.00 per month. DSL revenues grew over 150% or almost $50 million during the same period, primarily due to an increase in customers.

     To compete more effectively with other telecommunications services providers and provide better value to our customers, we sold bundled products and services at prices lower than they could be sold individually and, in exchange, the Company gains a higher level of customer loyalty plus greater overall per customer revenue. As a result, we added 730,000 subscribers to our CustomChoice package (which includes a home phone line and the choice of 20 calling features) in 2000, with total subscribers exceeding 2,000,000 as of year-end. Total subscribers to our other significant bundled offering, Total Package (bundled wireless, wireline and Internet services package), exceeded 121,000 at December 31, 2000.

     Switched access services revenues. Switched access revenue declined $202 million, or 13.6%, to $1.284 billion in 2000 from $1.486 billion. This change was primarily due to rate reductions mandated by the FCC as part of access reform, as well as rate reductions mandated by state PUCs. IntraLATA long-distance service voice revenues also declined due to price cuts caused by regulatory rate reductions and greater competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers.

EXPENSES

     Employee-related expenses. Employee-related expenses decreased by $439 million, or 11.9%, in 2000 as compared to 1999. The principal reason for the decline was an improvement in our employee benefit costs such as pension and other post-retirement benefits of $258 million in 2000 versus 1999. The change was primarily the result of favorable returns on plan assets. We also experienced cost savings as a result of synergies generated by the Merger as we were able to eliminate duplicate work functions. In addition, employee-related expenses decreased as the result of an increase in capitalized salaries and wages associated with higher capital investment.

     Partially offsetting the decrease in expense was an increase in employee levels related to our growth businesses such as data and wireless communications as well as our commitment towards improving customer service.

     Other operating expenses. The increase in other operating expenses of $324 million, or 12.9%, over 1999 was primarily the result of increased costs associated with the higher sales of our data and wireless products and services. We also experienced an increase in our bad debt expense as the result of growing revenues. Finally, our property taxes grew in 2000 as a result of our continued investment in our network facilities.

     Depreciation expense. Depreciation expense increased $134 million, or 5.8%, compared to 1999 primarily due to higher overall property, plant and equipment resulting from continued investment in our network to meet service demands. We continued to invest in growth areas such as data and wireless services. Additional capital investments were also made to improve customer service levels.

     During 1999 and 2000, we committed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens") in nine states. Because these access lines were classified as "held for sale," we discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value less estimated cost to sell.

     Merger-related and other charges. We incurred Merger-related and other charges totaling $1.285 billion in 2000 and none in 1999. A breakdown of these costs is as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
                                                                 (DOLLARS IN
                                                                  MILLIONS)
Contractual settlements and legal contingencies.............       $  658
Severance and employee-related charges......................          202
Other charges...............................................          425
                                                                   ------
Total Merger-related and other charges......................       $1,285
                                                                   ======

     Contractual settlements and legal contingencies for 2000 of $658 million were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, in 2000 we reduced employee levels by over 4,800 people primarily by eliminating duplicate functions. Included in the severance and employee-related charges of $202 million were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and $59 million in payments that were subject to the successful completion of the Merger.

     Other charges of $425 million include a $221 million write off of access lines, terminated software development projects of $114 million and a post-retirement benefit plan curtailment gain of $45 million. These charges are discussed below. The remaining amount of $135 million included in other charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and QCII. We considered only those costs that were incremental and directly related to the Merger to be Merger-related.

     After the Merger, we evaluated our assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon our different intent as to the use of those assets or completion of projects after the Merger. We also evaluated for impairment our dedicated special-purpose access lines that we lease to CLECs. Given current industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, we concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, we concluded that the fair value of those assets was minimal and took a $221 million charge in 2000. Our wholesale services segment operated the assets.

     Following the Merger, we reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero. Capitalized software costs of $114 million were written off in 2000. The abandoned projects included a significant billing system replacement and a customer database system.

     Offsetting the 2000 Merger-related costs was a $45 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     Total other expense-net. Interest expense was $548 million in 2000 and $403 million in 1999. The increase was primarily attributable to increased borrowings required to fund the capital improvements to our network.

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

NET INCOME

     Net income for 2000 decreased by $366 million when compared to 1999. The decline was caused principally by Merger-related charges partially offset by an increase in revenues due to higher sales of data and wireless services.

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition. Local telephone and wireless services are generally billed in advance with revenues recognized when services are provided. Revenues derived from exchange access, long-distance network services and wireless airtime usage are recognized as services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, are deferred and recognized over the longer of the contractual period or the expected customer relationship, generally 2 to 10 years. Expected customer relationship periods are generally estimated using historical data of actual customer retention patterns. As the telecommunications market experiences greater competition and customers shift from traditional land-based telephony services to mobile services, our customer relationship period will likely decline resulting in a faster recognition of the deferred revenue and related costs.

     Design, engineering and installation contracts for certain customer premise equipment agreements are accounted for under the percentage-of-completion method of accounting. The percentage-of-completion method is calculated using either the ratio of total actual costs incurred to date to the estimated total project costs or actual labor hours to total estimated labor hours for the project. This percentage is then applied to the estimated total revenues for the project to determine the amount of revenues to be recorded. As the estimated total costs or total labor hours are revised up or down, the timing of the recognized revenues can be impacted. Revenues can also be impacted by change orders negotiated during the performance of the contract.

     Software Capitalization Policy. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to 5 years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

     Pension and Post-retirement Benefits. Pension and post-retirement health care and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

     In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost -- discount rate and expected rate of return on plan assets.

     We set the discount rate based upon the average interest rate during the month of December for a Moody's AA rated corporate bond.

     The expected rate of return on plan assets is the long-term rate of return we expect to earn on the pension trust's assets. We established our expected rate of return by reviewing the investment composition of its pension plan assets, obtaining advice from actuaries, reviewing historical earnings on the trust assets and evaluating current and expected market conditions.

     To compute our expected return on pension plan assets, we applied its expected rate of return to the market-related value of the pension plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan assets on a systematic and rational manner, not to exceed five years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," we elected to recognize actual returns on its pension plan assets ratably over a five year period when computing our market-related value of pension plan assets. The election was made in 1987 when SFAS No. 87 became effective. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on pension plan assets experienced in the current year.

     Changes in any of the assumptions made by us in computing the pension and post-retirement benefit costs could have an impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact employee-related expenses on the statement of operations as well as the value of the asset or liability on the balance sheet.

     Impairment of long-lived assets. Long-lived assets such as goodwill, intangibles and property, plant and equipment are reviewed for impairment whenever facts and circumstances warrant such a review. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than the carrying amount, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such future cash flows and, if required, estimate the fair value of the impaired long-lived assets. During 2001, we recorded $49 million in asset impairments including the abandonment of software development projects. These impairments were recorded as part of the restructuring and Merger-related charges.

     Exit costs and restructuring reserves. Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease or disposal costs, contractual termination costs and so forth. Such estimates are inherently judgmental and may change based upon actual experience. During the fourth quarter of 2001, we recorded a $247 million restructuring charge to reduce the current number of employees, consolidate facilities and abandon certain capital projects in process, terminate certain operating leases and recognize certain asset impairments.

     Due to the estimates and judgements involved in the application of each of these policies, future changes in these estimates and market conditions could have a material impact on the consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities on the balance sheets with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our consolidated financial results.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, we will adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we will adopt SFAS No. 144 effective January 1, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

RELATED PARTY TRANSACTIONS

     We purchase various services from affiliated companies. We also provide various services to affiliated companies. The amount paid and received for these services is determined in accordance with the Federal Communications Commission and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $1.5 billion,

$1.0 billion, and $683 million in 2001, 2000 and 1999, respectively. The total amount of revenues derived from affiliated companies was $365 million, $327 million and $172 million in 2001, 2000 and 1999, respectively.

     It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

RISK MANAGEMENT

     We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge foreign currency exposures associated with particular debt issues. We do not hold any derivatives for other than hedging purposes.

     As of December 31, 2001 and 2000, approximately $888 million and $589 million, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates. A hypothetical increase of one percentage-point in commercial paper rates would increase annual pre-tax interest expense by $9 million. As of December 31, 2001 and 2000, we also had $623 million and $381 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $5.781 billion and $6.247 billion of long-term fixed rate debt at December 31, 2001 and 2000, respectively. A one percentage-point increase in interest rates on this debt would result in a decrease in the fair value of these instruments of $296 million and $317 million at December 31, 2001 and 2000, respectively. A decrease of one percentage-point in the interest rates on this debt would result in an increase in the fair value of these instruments of $305 million and $332 million at December 31, 2001 and 2000, respectively.

CONTINGENCIES

     We have certain pending regulatory and legal actions. See Part I, Item 3 to this Form 10-K and Note 9 to the consolidated financial statements.

COMPETITION AND REGULATORY ENVIRONMENT

     Our future operations and financial results will be affected by developments in a number of federal and state regulatory matters. In addition to our efforts to offer long-distance service in our local service area, we are subject to a number of other regulatory matters as described in Item I, Part I above.

FACTORS IMPACTING LIQUIDITY

     We are a wholly owned subsidiary of QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have a material impact on us either due to perception in the market or due to provisions in certain of our financing agreements. Because we meet the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K, however, we have prepared this Annual Report on Form 10-K on the basis of the reduced narrative disclosure permitted under General Instruction I(2). As a result, we have not included information relating to trends, demands, commitments, events or uncertainties that are reasonably likely to materially impact our liquidity. We encourage you to review QCII's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2002, as the same may be amended, for a detailed description of issues relating to liquidity and capital resources that could affect our business. Notwithstanding the foregoing, below is a brief description of some recent developments and risk factors that have had or may have an impact on our liquidity and capital resources.

  RECENT DEVELOPMENTS

     At December 31, we maintained commercial paper programs to finance the purchase of telecommunications equipment. We also maintained with QCII and its wholly owned subsidiary Qwest Capital Funding ("QCF") a $4.0 billion syndicated credit facility to support the purchase of telecommunications equipment at both Qwest and QCF. As of December 31, 2001, $1.0 billion of that credit facility was allocated to support our program and the remainder was allocated to support the QCF program.

     As a result of reduced demand for QCF's and our commercial paper in February 2002, we borrowed the full amount allocated to us under the syndicated credit facility and used or will use the proceeds to repay commercial paper. After repaying the commercial paper, we had remaining proceeds of $137 million. After giving effect to the borrowings under the credit facility, our debt remained approximately $9.6 billion, net of the excess unapplied cash, including $2.3 billion in short-term borrowings from QCF.

     In March 2002, we amended the syndicated credit facility and currently expect to convert the outstanding balance of the credit facility as of May 3, 2002 into a one-year term loan that would be due in May 2003. As part of the amendment, we increased the maximum debt-to-consolidated EBITDA ratio, measured on a consolidated QCII basis, from 3.75-to-1 to 4.25-to-1 through the quarter ending September 30, 2002, decreasing to 4.0-to-1 for the quarter ending December 31, 2002 and agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. Consolidated EBITDA, as defined in the credit facility, is a measure of EBITDA that starts with QCII's net income and adds back certain items, primarily those of a non-cash or a non-operating nature.

     In March 2002, we issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Approximately $608 million of the net proceeds were used to repay a portion of our borrowings under the syndicated credit facility. The remaining proceeds from the sale of the bonds will be used to repay short-term obligations and currently maturing long-term borrowings.

     After applying the portion of the proceeds from our March 2002 debt offering to repay the credit facility, our total debt outstanding remained at $9.6 billion, net of excess unapplied cash.

     Following the amendment and the $608 million payment, as permitted under the credit facility, QCII re-distributed the amounts outstanding between QCF and us. As of March 31, 2002 the credit facility had a total amount outstanding of $3.39 billion, which was all assigned to QCF and none to us.

     In February and March 2002, our credit ratings were lowered two levels to BBB+ and Baa2 by Fitch and Moody's, respectively, and one level to BBB by S&P. These ratings are investment grade. Fitch, Moody's and S&P also lowered the ratings for our commercial paper to F-3, P-3 and A-3, respectively.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Corporation ("Qwest" or "us," "we" or "our") financial condition, results of operations and business. These statements include, among others:

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

  RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

     In addition to the risk factors set forth in more detail below, the important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

     - potential fluctuations in quarterly results;

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

     - adverse changes in the regulatory or legislative environment affecting our business;

     - adverse developments in commercial disputes or legal proceedings;

     - delays in our ability to provide interLATA (services within its 14-state local service area);

     - changes in the outcome of future events from the assumed outcome included in our significant accounting policies; and

     - failure to achieve the projected synergies and financial results expected to result from the Merger and difficulties in combining the operations of QCII and U S WEST, which could affect our revenues, levels of expenses and operating results.

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

  OTHER RISK FACTORS

     CONTINUED DOWNTURN IN THE ECONOMY IN OUR LOCAL SERVICE AREA COULD AFFECT OUR OPERATING RESULTS.

     Our operations in our 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in our local service area has also led to an increased customer disconnection rate, and has resulted in an increase in both accounts receivable and bad debt.

     We now anticipate that the economic downturn in our local service area will be deeper and last longer than we had previously expected. Also, we believe that this region's economy lagged the national economy in entering the downturn and may follow the national economy in recovery by an indeterminate period. This continued economic slowdown will affect demand for our products and services within our local service area.

     FACTORS RELATING TO QCII, OUR ULTIMATE PARENT COMPANY, COULD HAVE A MATERIAL IMPACT ON US OR ON THE TRADING PRICE OF OUR SECURITIES.

     We are a separate legal entity from QCII. Nonetheless, factors relating to or affecting QCII could have a material impact on us or on the trading price of our securities. These factors could include, but are not limited to the following:

     - On March 8, 2002, QCII received an informal inquiry from the Denver regional office of the SEC requesting voluntary production of documents related to certain of the QCII's accounting policies, practices and procedures in 2000 and 2001. If the SEC takes any formal action against QCII as a result of the informal inquiry, including any requirement that QCII restate earnings for prior periods, including 2000 or 2001, investor confidence could decline and the trading price of our securities could be adversely affected.

     - Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices, particularly with respect to the telecommunications industry. Recent Congressional hearings, for example, have related to the telecommunications industry practice of accounting for IRUs, as well as the appropriateness and consistency of pro forma financial information disclosure. If this heightened scrutiny impacts QCII directly, including any requirement that QCII restate earnings, the trading price of our securities could decline or our access to capital markets could be limited.

     - QCII's announcements of its financial results or of changes to its financial forecasts could adversely impact the trading price of our securities.

     - Any downgrades of QCII's credit ratings; or its substantial indebtedness; or the outcome of, or concerns regarding, material litigation matters; or similar factors beyond our or QCII's control, could similarly impact the trading price of our securities.

     QCII'S CASH NEEDS ARE LIKELY TO CONSUME MUCH OF OUR NET INCOME IN 2002.

     There are few contractual or regulatory restrictions on distributions from us to QCII. We have customarily distributed to QCII an amount of cash equal to our net income, and we expect to distribute much of our net income to QCII in 2002.

     RAPID CHANGES IN TECHNOLOGY AND MARKETS COULD REQUIRE SUBSTANTIAL EXPENDITURE OF FINANCIAL AND OTHER RESOURCES IN EXCESS OF CONTEMPLATED LEVELS, AND ANY INABILITY TO RESPOND TO THOSE CHANGES COULD REDUCE OUR MARKET SHARE.

     The telecommunications industry is experiencing significant technological changes, and our ability to compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     You can find our discussion regarding quantitative and qualitative market risks under the heading "Risk Management" in Item 7 above.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Qwest Corporation:

     We have audited the accompanying consolidated balance sheets of Qwest Corporation (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 29, 2002 (except for the matters discussed in Note 13, as to which the date is March 31, 2002).

                               QWEST CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
Operating revenues:
  Commercial services.......................................  $ 6,368   $ 6,116   $ 5,381
  Consumer services.........................................    5,234     4,900     4,597
  Switched access services..................................    1,073     1,284     1,486
                                                              -------   -------   -------
     Total operating revenues...............................   12,675    12,300    11,464
                                                              -------   -------   -------
Operating expenses:
  Employee-related expenses.................................    3,054     3,257     3,696
  Other operating expenses..................................    2,874     2,839     2,515
  Depreciation and amortization.............................    3,121     2,427     2,293
  Restructuring, Merger-related and other charges...........      304     1,285        --
                                                              -------   -------   -------
     Total operating expenses...............................    9,353     9,808     8,504
                                                              -------   -------   -------
Operating income............................................    3,322     2,492     2,960
                                                              -------   -------   -------
Other expense-net:
  Interest expense-net......................................      612       548       403
  (Gain) loss on sales of rural exchanges and other fixed
     assets.................................................      (51)       28        --
  Other (income) expense-net................................      (17)       12        37
                                                              -------   -------   -------
     Total other expense-net................................      544       588       440
                                                              -------   -------   -------
Income before income taxes..................................    2,778     1,904     2,520
Provision for income taxes..................................    1,041       708       958
                                                              -------   -------   -------
Net income..................................................  $ 1,737   $ 1,196   $ 1,562
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................   $   204     $   252
  Accounts receivable, net..................................     2,403       1,816
  Inventories and supplies..................................       232         152
  Deferred tax asset........................................        41         102
  Prepaid and other.........................................        65         122
                                                               -------     -------
Total current assets........................................     2,945       2,444
Property, plant and equipment-net...........................    19,431      18,100
Other assets-net............................................     2,690       2,298
                                                               -------     -------
Total assets................................................   $25,066     $22,842
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings.....................................   $ 1,511     $   970
  Short-term borrowings -- affiliate........................     2,292       1,521
  Accounts payable..........................................     1,098       1,727
  Accrued expenses..........................................     1,019       1,555
  Advanced billings and customer deposits...................       375         383
                                                               -------     -------
Total current liabilities...................................     6,295       6,156
Long-term borrowings........................................     5,781       6,247
Post-retirement and other post-employment benefit
  obligations...............................................     2,481       2,527
Deferred income taxes.......................................     2,266       1,549
Unamortized investment tax credits..........................       135         154
Deferred credits and other..................................       817         944
Commitments and contingencies (Note 9)
Stockholder's equity:
  Common stock -- one share without par value, owned by
     parent.................................................     8,415       8,127
  Accumulated deficit.......................................    (1,124)     (2,861)
  Accumulated other comprehensive income....................        --          (1)
                                                               -------     -------
Total stockholder's equity..................................     7,291       5,265
                                                               -------     -------
Total liabilities and stockholder's equity..................   $25,066     $22,842
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 1,737   $ 1,196   $ 1,562
Adjustments to net income:
  Depreciation and amortization.............................    3,121     2,427     2,293
  Non-cash restructuring, Merger-related and other
     charges................................................      254     1,210        --
  (Gain) loss on sale of rural exchanges and other fixed
     assets.................................................      (51)       28        --
  Provision for bad debts...................................      263       169       118
  Deferred income taxes.....................................      759       302       206
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (563)     (174)     (310)
  Inventories, supplies and other current assets............      (26)       16       (76)
  Accounts payable, accrued expenses, advanced billings and
     customer deposits......................................   (1,192)      366       300
  Restructuring and Merger-related reserves.................     (386)     (405)       --
  Other.....................................................     (108)     (587)       87
                                                              -------   -------   -------
Cash provided by operating activities.......................    3,808     4,548     4,180
                                                              -------   -------   -------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment..............   (4,558)   (4,801)   (3,754)
Proceeds from sales of rural exchanges......................       94        19        --
Other.......................................................     (196)     (112)      (48)
                                                              -------   -------   -------
Cash used for investing activities..........................   (4,660)   (4,894)   (3,802)
                                                              -------   -------   -------
FINANCING ACTIVITIES
Net proceeds from short-term borrowings.....................    1,195     1,044       603
Proceeds from long-term borrowings..........................       --       997       782
Repayments of long-term borrowings..........................     (391)     (655)     (336)
Dividends paid on common stock..............................       --      (821)   (1,494)
Net transfer (to) from Parent company.......................       --       (28)       60
                                                              -------   -------   -------
Cash provided by (used for) financing activities............      804       537      (385)
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS
(Decrease) increase.........................................      (48)      191        (7)
Beginning balance...........................................      252        61        68
                                                              -------   -------   -------
Ending balance..............................................  $   204   $   252   $    61
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                              OTHER
                                                   COMMON   ACCUMULATED   COMPREHENSIVE
                                                   STOCK      DEFICIT        INCOME        TOTAL
                                                   ------   -----------   -------------   -------
                                                               (DOLLARS IN MILLIONS)
BALANCE, JANUARY 1, 1999.........................  $8,080     $(3,617)                    $ 4,463
  Net income.....................................     --        1,562        $1,562         1,562
  Other comprehensive income, net of taxes.......     --          197           197           197
                                                                             ------
  Total comprehensive income.....................     --           --        $1,759            --
                                                                             ======
  Dividends declared.............................     --       (1,562)                     (1,562)
  Net transfers from Parent company..............     60           --                          60
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 1999.......................  8,140       (3,420)                      4,720
  Net income.....................................     --        1,196        $1,196         1,196
  Other comprehensive loss, net of taxes.........     --           (1)           (1)           (1)
                                                                             ------
  Total comprehensive income.....................     --           --        $1,195            --
                                                                             ======
  Transfer of marketable equity security to
     Parent......................................     --         (197)                       (197)
  Dividends declared.............................     --         (425)                       (425)
  Net transfers to Parent company................    (13)         (15)                        (28)
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 2000.......................  8,127       (2,862)                      5,265
  Net income.....................................     --        1,737        $1,737         1,737
  Other comprehensive income, net of taxes.......     --           --            --            --
                                                                             ------
  Total comprehensive income.....................     --           --        $1,737            --
                                                                             ======
  Dividends declared.............................     --           --                          --
  Net transfers from Parent company..............    288            1                         289
                                                   ------     -------                     -------
BALANCE, DECEMBER 31, 2001.......................  $8,415     $(1,124)                    $ 7,291
                                                   ======     =======                     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               QWEST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1:  MERGER-RELATED AND OTHER CHARGES

     Qwest Corporation ("Qwest" or "us," "we" or "our") is a wholly owned subsidiary of Qwest Communications International Inc., a Delaware corporation ("QCII"). We provide local telecommunications and related services and wireless services to more than 25 million residential and business customers in our 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     On June 30, 2000, QCII completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the newly combined company.

     We incurred Merger-related and other charges totaling $57 million and $1.285 billion in 2001 and 2000, respectively. A breakdown of these costs is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              ----   ------
                                                               (DOLLARS IN
                                                                MILLIONS)
Contractual settlements and legal contingencies.............  $(25)  $  658
Severance and employee-related charges......................    31      202
Other charges...............................................    51      425
                                                              ----   ------
Total Merger-related and other charges......................  $ 57   $1,285
                                                              ====   ======

     Contractual settlements and legal contingencies of ($25) million ($34 million of costs incurred less reversals of prior year accruals of $59 million) and $658 million in 2001 and 2000, respectively, were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, we reduced employee levels by over 4,800 people, primarily by eliminating duplicate functions. These employees were terminated prior to December 31, 2001. Included in the 2001 and 2000 severance and employee-related charges of $31 million and $202 million were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and, for 2000, $59 million in payments that were subject to the successful completion of the Merger.

     Other charges were $51 million and $425 million for 2001 and 2000, respectively. In 2001, the $51 million is comprised of $20 million related to abandoned software (described below) and $31 million of other charges such as professional fees, re-branding costs and other costs associated with the Merger. In 2000, the $425 million is comprised of a $221 million asset impairment charge for access lines (described below), $114 million relating to abandoned software (described below), a $45 million post-retirement benefit plan curtailment gain (described below) and $135 million of other charges such as professional fees, re-branding costs and other costs associated with the Merger. The Company considered only those costs that were incremental directly related to the Merger to be Merger-related.

     After the Merger, we evaluated our assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon our different intent as to the use of those assets or completion of projects after the Merger. We also evaluated for impairment our dedicated special-purpose access lines that we leases to competitive local exchange carriers ("CLECs"). Given current industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, we concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to

                               QWEST CORPORATION
recover the carrying value of those assets. Therefore, we concluded that the fair value of those assets was minimal and took a $221 million charge in 2000. Our wholesale services segment operated the assets.

     Following the Merger, we reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero. Capitalized software costs of $20 million and $114 million related to the Merger were written off in 2001 and 2000, respectively. The abandoned projects included a significant billing system replacement and a customer database system.

     Offsetting the Merger-related costs in 2000 was a $45 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     The 2001 total Merger-related and other charges of $57 million were net of $80 million in reversals of previously recorded Merger accruals. The reversals were recorded in the fourth quarter of 2001 and resulted from favorable developments in the underlying matters.

     A summary of Merger-related and other charges follows:

                             JANUARY 1,                             DECEMBER 31,
                                2000        2000         2000           2000         2001         2001
                              BALANCE     PROVISION   UTILIZATION     BALANCE      PROVISION   UTILIZATION
                             ----------   ---------   -----------   ------------   ---------   -----------
                                                         (DOLLARS IN MILLIONS)
Contractual settlements and
  legal contingencies......    $  --       $  658        $303           $355         $ 34         $256
Severance and employee-
  related charges..........       --          202         102            100           48          124
Other charges..............       --          425         410             15           55           66
                               -----       ------        ----           ----         ----         ----
Total Merger-related and
  other charges............    $  --       $1,285        $815           $470         $137         $446
                               =====       ======        ====           ====         ====         ====

                                         DECEMBER 31,
                               2001          2001
                             REVERSALS     BALANCE
                             ---------   ------------
                              (DOLLARS IN MILLIONS)
Contractual settlements and
  legal contingencies......     $59          $74
Severance and employee-
  related charges..........      17          $ 7
Other charges..............       4          $--
                                ---          ---
Total Merger-related and
  other charges............     $80          $81
                                ===          ===

     As those matters identified as legal contingencies associated with contract settlements and legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of Qwest (formerly U S WEST Communications, Inc.) and its wholly owned subsidiaries. We are a wholly owned subsidiary of QCII.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Revenue Recognition. Local telephone and wireless services are generally billed in advance with revenues recognized when the services are provided. Revenues derived from exchange access, long-distance network services and wireless airtime usage are recognized as services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and

                               QWEST CORPORATION
installation charges, are deferred and recognized over the longer of the contractual period or the expected customer relationship, generally 2 to 10 years. Expected customer relationship periods are generally estimated using historical data of actual customer retention patterns.

     Advertising Costs. Costs related to advertising are expensed as incurred. Advertising expense was $137 million, $347 million and $226 million in 2001, 2000 and 1999, respectively.

     Income Taxes. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Investment tax credits earned before their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

     We are included in the consolidated federal income tax return of QCII. We recognize federal income tax expense based upon a pro-rata allocation agreement with QCII. Under the agreement, we are allocated income tax consequences or benefits based upon our pro-rata contribution to the consolidated group's taxable income, deductions and credits. The amount of federal income tax expense recognized by us is not significantly different than an amount computed on a stand-alone basis.

     We recognize state income tax expense based upon a stand-alone allocation policy with QCII.

     Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. Fair values of cash, cash equivalents and current accounts receivable and payable approximate carrying values due to their short-term nature. Our cash balances may exceed federally insured deposit limits. However, we seek to maintain cash and cash equivalent balances with financial institutions we deem to be of sound financial condition. At December 31, 2001 and 2000, we had no short-term cash equivalent investments outstanding.

     We account for our bank overdrafts as a liability on our consolidated balance sheets rather than as a reduction to our cash account. The amount of bank overdrafts included in accounts payable as of December 31, 2001 and 2000 were $83 million and $191 million, respectively.

     Receivables. We have agreements with other telecommunications services providers whereby we agree to bill and collect for certain of the other telecommunications providers services rendered to our customers within our local service area. We purchase these accounts receivable from the other telecommunications service providers on a full-recourse basis and include these amounts in our accounts receivable balance. The amount of the purchased receivables included in our December 31, 2001 and 2000 accounts receivable balances were $217 million and $294 million, respectively. We have not experienced any significant losses under the recourse provisions related to these purchased receivables.

     We also have billing and collection arrangements with other telecommunications services providers for certain services provided by us to customers outside our local service area. While these amounts are generally billed by the telecommunications service providers on our behalf, we continue to include the receivables in our accounts receivable balance due to the full recourse provisions of the billing and collection agreements.

                               QWEST CORPORATION

     The following table presents a breakdown of our accounts receivable balances:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Trade receivables...........................................   $1,486       $1,242
Earned and unbilled receivables.............................      384          349
Purchased receivables.......................................      217          294
Affiliate receivables.......................................      308           --
Current taxes receivable from Parent........................       35           --
Notes receivable............................................       84           --
Other.......................................................        4            1
                                                               ------       ------
Total accounts receivable...................................    2,518        1,886
Less: allowance for bad debts...............................     (115)         (70)
                                                               ------       ------
Accounts receivable -- net..................................   $2,403       $1,816
                                                               ======       ======

     Inventories. Inventories held for sale (primarily wireless handsets) are carried at the lower of cost or market on a first-in, first-out basis. New and reusable materials are carried at average cost, except for significant individual items that are valued based on specific costs.

     Property, Plant and Equipment. Property, plant and equipment is carried at cost and is depreciated using straight-line group methods. Generally, under the group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. We capitalize interest incurred during the construction phase of our network. Capitalized interest is reported as a cost of the network asset and a reduction to interest expense.

     Impairment of Long-Lived Assets. Long-lived assets such as property, plant and equipment are reviewed for impairment whenever facts and circumstances warrant such a review. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than the carrying amount, even by one dollar, the long-lived assets must be reduced to their estimated fair value.

     Customer Acquisition Costs. We defer the initial direct costs of obtaining a customer to the extent there is sufficient revenue guaranteed under the arrangement to ensure the realizability of the capitalized costs. Deferred customer acquisition costs are amortized over the longer of the contract or the expected life of the customer relationship.

     Computer Software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to 5 years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Unamortized computer software costs of $1.269 billion and $953 million as of December 2001 and 2000, respectively, which are net of $484 million and $448 million of accumulated amortization, respectively, are included in property, plant and equipment.

                               QWEST CORPORATION

Amortization of capitalized computer software costs totaled $356 million, $239 million and $191 million in 2001, 2000 and 1999, respectively and was included with depreciation in the accompanying statements of income. During 2001 and 2000, a total of $49 million and $114 million, respectively, of capitalized computer software costs were written off because several projects were abandoned, including a significant billing system replacement project and a customer database system project in 2000. The charges were recorded with the Restructuring, Merger-related and other charges.

     Marketable Securities. All marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses are determined on the specific identification method and presented as a component of accumulated other comprehensive income within stockholder's equity.

     Accrued Expenses.  Accrued expenses consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Accrued interest............................................   $   88       $   88
Employee compensation.......................................       79          238
Current portion of state regulatory and legal liabilities...      158          181
Accrued property taxes and other operating taxes............      357          359
Current taxes payable to Parent.............................       --          203
Restructuring reserve and other charges.....................      208           --
Accrual for Merger-related and other charges................       81          470
Other.......................................................       48           16
                                                               ------       ------
Total accrued expenses......................................   $1,019       $1,555
                                                               ======       ======

     The fair value of accounts payable and accrued expenses approximates their carrying amount because of their short-term nature.

     Pension and Post-retirement Benefits. Pension and post-retirement health care and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

     In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected return on plan assets and expected future cost increases. Two of these items generally have a significant impact on the level of cost -- expected rate of return on plan assets and discount rate.

     The expected rate of return on plan assets is the long-term rate of return we expect to earn on the pension trust's assets. We establish our expected rate of return by reviewing the investment composition of our pension plan assets, obtaining advice from our actuaries, reviewing historical earnings on the pension trust assets and evaluating current and expected market conditions. We set our discount rate primarily based upon the average interest rate during the month of December for a Moody's AA rated corporate bond.

     Grantor Trust. We have established an irrevocable grantor trust (the "Trust") related to the payment of certain contingent obligations which are included in our consolidated balance sheets. The assets in the Trust set aside for payments of these contingencies are not legally restricted. During 2001, QCII funded the Trust with a non-cash equity infusion of $286 million.

     Derivative Instruments. We occasionally enter into derivative financial instruments. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We also

                               QWEST CORPORATION
may employ financial derivatives to hedge foreign currency exposures associated with particular debt. This objective was achieved in 2001 through the type of debt issued and a cross-currency swap that converted foreign-denominated debt to U.S. dollar-denominated debt.

     Under a cross-currency swap, we agree with another party to exchange U.S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. We designed our cross-currency swaps as hedges of our borrowings and these swaps were effective during 2001. The cross-currency swaps were carried at fair value on the balance sheet with changes in fair value included in other comprehensive income. All cross-currency swaps matured in November 2001.

     The following table summarizes the terms of outstanding cross-currency swaps at December 31, 2000. There were none outstanding at December 31, 2001. Cross-currency swaps were tied to the Swiss Franc and had a liability of $40 million at December 31, 2000.

                                                             DECEMBER 31, 2000
                                            ---------------------------------------------------
                                                                                   WEIGHTED-
                                                                                  AVERAGE RATE
                                                                                 --------------
                                               NOTIONAL AMOUNT      MATURITIES   RECEIVE   PAY
                                            ---------------------   ----------   -------   ----
                                            (DOLLARS IN MILLIONS)
Cross-currency............................          $133               2001         --     6.51%

     We were exposed but realized no losses from non-performance by counter-parties on these derivatives.

     At December 31, 2001, deferred credits of $7 million and deferred charges of $48 million on closed forward contracts were included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

     Comprehensive Income. Comprehensive income included the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2001      2000     1999
                                                              -----     ----     -----
                                                               (DOLLARS IN MILLIONS)
Unrealized (losses) gains on marketable securities, net of
  reclassification adjustments..............................  $ --      $(1)     $ 325
Income tax benefit (provision) related to items of other
  comprehensive income......................................    --       --       (128)
                                                              -----     ---      -----
Other comprehensive (loss) income...........................  $ --      $(1)     $ 197
                                                              =====     ===      =====

     During 2000, we transferred a marketable equity security with a cost of $8 million and a fair value of $333 million to QCII.

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets with changes in fair value recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets

                               QWEST CORPORATION
when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will have no impact on our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, we will adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we will adopt SFAS No. 144 effective January 1, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

                               QWEST CORPORATION

NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:

                                                                       DECEMBER 31,
                                                     DEPRECIABLE   ---------------------
                                                        LIVES        2001        2000
                                                     -----------   ---------   ---------
                                                                   (DOLLARS IN MILLIONS)
Land and buildings.................................  30-38 years   $  2,818    $  2,794
Communications equipment...........................   2-14 years     19,172      17,379
Other network equipment............................   8-57 years     17,545      15,960
General purpose computers and other................   3-11 years      3,132       3,092
Construction in progress...........................      --             538       1,063
                                                                   --------    --------
                                                                     43,205      40,288
Less: accumulated depreciation.....................                 (23,774)    (22,188)
                                                                   --------    --------
Property, plant and equipment -- net...............                $ 19,431    $ 18,100
                                                                   ========    ========

     Capitalized Interest. Interest related to qualifying construction projects is capitalized and included in the depreciable basis of the related asset. You can find additional information on interest capitalized in Note 4 to our consolidated financial statements.

     Assets Held for Sale. During 1999 and 2000, we agreed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens") in nine states. Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying amount before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. The required adjustments to the carrying amount of the individual access lines were included in operating income for 2001. This resulted in a charge to depreciation of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

     In 2001, we sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in proceeds and a gain of $51 million. In 2000, we also completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $19 million and a gain of $11 million.

     Asset Impairments. During 2000, we recorded a charge of $335 million ($205 million after taxes) related to the impairment of certain long-lived assets. The majority of this non-cash charge relates to dedicated special-purpose access lines we lease to CLECs. Given current industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, we concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, we concluded that the fair value of those assets was minimal and took a $221 million charge in 2000. These assets were used to deliver wholesale services.

     As a result of the restructuring in 2001, we reviewed all internal software projects in process and determined that certain projects should no longer be pursued. Because the projects were incomplete and

                               QWEST CORPORATION
abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $29 million related to the restructuring were written off in 2001. The abandoned projects included various billing and other system enhancements.

     Following the Merger, we reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero. Capitalized software costs of $20 million and $114 million related to the Merger were written off in 2001 and 2000, respectively. The abandoned projects included a significant billing system replacement and a customer database system.

NOTE 4:  BORROWINGS

  CURRENT BORROWINGS

     Current borrowings consisted of:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Commercial paper............................................  $  888   $  589
Due to Qwest Capital Funding................................   2,292    1,521
Short-term notes and current portion of long-term
  borrowings................................................     485      237
Current portion of capital lease obligations................     138      144
                                                              ------   ------
Total current borrowings....................................  $3,803   $2,491
                                                              ======   ======

     The weighted-average interest rate on commercial paper was 2.59% and 6.85% at December 31, 2001 and 2000, respectively. The interest rate on the debt due to Qwest Capital Funding ("QCF") was 7.5% at December 31, 2001 and 2000, respectively.

     At December 31, 2001, we maintained commercial paper programs to finance the short-term operating cash needs of the business. We and QCII also had a $4.0 billion syndicated credit facility to support the purchase of telecommunications equipment at both Qwest and QCF. As of December 31, 2001, $1.0 billion of that syndicated facility was allocated to support our short-term cash needs, and the remainder was allocated to support the QCF short-term cash needs. The syndicated credit facility matures May 3, 2002. As of December 31, 2001, there was no outstanding balance on the syndicated facility and we have the option to convert any borrowed amount into a one-year term loan that would be due in May 2003. The syndicated credit facility agreement requires us to pay a quarterly fee based upon our long-term debt ratings. The facility fee for our portion of the credit facility was 0.065%. The facility also contained financial covenants, measured on a consolidated QCII basis, the most restrictive of which was a requirement to maintain a debt-to-consolidated EBITDA ratio of not more than 3.75 to 1. Consolidated EBITDA, as defined in the credit facility, is a measure of EBITDA that starts with QCII's net income and then adds back certain items, primarily those of a non-cash and non-operating nature. You can find additional information concerning borrowings against the syndicated facility after December 31, 2001 in Note 13 to our consolidated financial statements.

                               QWEST CORPORATION

  LONG-TERM BORROWINGS

     Long-term borrowings consist principally of debentures and medium-term notes with the following interest rates and maturities at December 31:

                                                               MATURITIES
                                                    ---------------------------------
INTEREST RATES                                       2003    2004   2005   THEREAFTER   TOTAL 2001   TOTAL 2000
--------------                                      ------   ----   ----   ----------   ----------   ----------
                                                                       (DOLLARS IN MILLIONS)
Up to 5%..........................................  $   50   $ --   $ --     $   --       $   50       $  150
Above 5% to 6%....................................      24    117     41        389          571          571
Above 6% to 7%....................................      43     --    416      1,006        1,465        1,725
Above 7% to 8%....................................   1,060    749     --      1,556        3,365        3,364
Above 8% to 9%....................................      --     --     --        243          243          243
                                                    ------   ----   ----     ------       ------       ------
                                                    $1,177   $866   $457     $3,194        5,694        6,053
                                                    ======   ====   ====     ======
Capital Lease Obligations.........................                                            87          194
                                                                                          ------       ------
Total.............................................                                        $5,781       $6,247
                                                                                          ======       ======

     Our borrowings have a fair value of $6.9 billion and $6.5 billion at December 31, 2001 and 2000, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounting future cash flows using current interest rates.

     The following table shows the amount of gross interest cost, capitalized interest and cash interest paid during 2001, 2000 and 1999.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Gross interest expense......................................  $659     $600     $430
Capitalized interest........................................   (47)     (52)     (27)
                                                              ----     ----     ----
Net interest expense........................................  $612     $548     $403
                                                              ====     ====     ====
Cash interest paid..........................................  $612     $451     $353
                                                              ====     ====     ====

NOTE 5:  LEASES

     Operating Leases. Certain office facilities, real estate and equipment are subject to operating leases. Rent expense, net of sublease rentals, under these operating leases was $318 million, $323 million and $227 million during 2001, 2000 and 1999, respectively.

     During 2001, we entered into operating lease arrangements ("synthetic leases") under which we had the option to purchase the leased real estate properties at any time during the lease term. These synthetic lease facilities had certain financial covenants. The financial covenants included a debt-to-EBITDA ratio of 3.75-to-1 on $238 million of the facilities and 3.50-to-1 on $26 million of the facilities. In March 2002, we paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements. You can find additional information on subsequent events related to the synthetic lease facilities in Note 13 to our consolidated financial statements.

     Capital Leases. The Company leases certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2001, 2000 and 1999 were $58 million, $265 million and $118 million, respectively. Assets recorded under capitalized lease agreements included in

                               QWEST CORPORATION
property, plant and equipment consisted of $454 million and $565 million of cost less accumulated amortization of $260 million and $243 million at December 31, 2001 and 2000, respectively.

     Future minimum payments under capital leases and non-cancelable operating leases as of December 31, 2001 are as follows:

                                                           CAPITAL LEASES   OPERATING LEASES
                                                           --------------   ----------------
                                                                 (DOLLARS IN MILLIONS)
2002.....................................................       $152             $  163
2003.....................................................         71                145
2004.....................................................          8                157
2005.....................................................          1                123
2006.....................................................          1                 88
2007 and thereafter......................................          8                596
                                                                ----             ------
Total minimum payments...................................        241             $1,272
                                                                                 ======
Less: amount representing interest.......................        (16)
                                                                ----
Present value of minimum payments........................        225
Less: current portion....................................       (138)
                                                                ----
Long-term portion........................................       $ 87
                                                                ====

     Minimum operating lease payments have not been reduced by minimum sublease rentals of $30 million due in the future under non-cancelable subleases. They also do not include contingent rentals for the synthetic leases. In 2001, 2000 and 1999, contingent rentals representing the difference between the fixed and variable rental payments were not significant.

NOTE 6:  FAIR VALUES OF EQUITY INVESTMENTS

     Fair value of equity investments is based upon market prices quoted by stock exchanges. Our equity investments in other publicly traded companies consisted of the following (dollars in millions):

             DECEMBER 31, 2001                         DECEMBER 31, 2000
  ---------------------------------------   ---------------------------------------
          UNREALIZED   UNREALIZED   FAIR            UNREALIZED   UNREALIZED   FAIR
  COST      GAINS        LOSSES     VALUE   COST      GAINS        LOSSES     VALUE
  -----   ----------   ----------   -----   -----   ----------   ----------   -----
  $   1     $  --        $   1      $ --    $  1      $  --        $   1      $  --
  =====     =====        =====      =====   =====     =====        =====      =====

NOTE 7:  EMPLOYEE BENEFITS

     Pension, Post-retirement and Other Post-employment Benefits. We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees and post-retirement healthcare and life insurance plans for certain retirees. We also provide post-employment benefits for certain former employees.

     In conjunction with the Merger, we made the following changes to our employee benefit plans for management employees only. Effective September 7, 2000, employees were not eligible to receive retiree medical and life benefits unless they had either at least 20 years of service by December 31, 2000 or would be service pension eligible by December 31, 2003. The elimination of the retiree medical benefits decreased the other post-employment benefits expense for 2000 by approximately $9 million. In addition, the elimination was accounted for as a plan curtailment, resulting in a one-time gain of approximately $45 million. This gain was recorded as an offset to Merger-related costs. Employees who retained the benefits will begin paying contributions in 2004, except for those employees who retired before September 7, 2000.

                               QWEST CORPORATION

     Pension benefits for management employees before January 1, 2001 were based upon their salary and years of service while occupational (union) employee benefits were generally based upon job classification and years of service.

     We also modified the pension plan benefits, effective January 1, 2001, for all former U S WEST management employees who did not have 20 years of service by December 31, 2000, or who would not be service pension eligible by December 31, 2003. For employees who did not meet these criteria, no additional years of service will be credited under the defined lump sum formula for years worked after December 31, 2000. These employee's pension benefits will only be adjusted for changes in the employee's future compensation level. Future benefits will equal 3% of pay per year, plus a return as defined in the plan. The minimum return an employee can earn on their account in a given year is based upon the Treasury Rate and the employee's account balance at the beginning of the year. All management employees, other than those who remain eligible under the previous formulas, will be eligible to participate in the 3%-of-pay plan.

     Effective August 11, 2000, the Pension Plan was amended to provide additional pension benefits to plan participants who were involuntarily separated from Qwest as a result of the Merger between August 11, 2000, and June 30, 2001. Under the restructuring plan, this amendment was extended to cover additional employees who involuntarily separate from Qwest. The amount of the benefit is based on pay and years of service and ranges from a minimum of four months up to a maximum of one year of an employee's base pay.

     Pension and post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required in 2001, 2000 or 1999. We did not make any contributions to the post-retirement benefit plan in 2001. In 2000 and 1999, we made contributions to the post-retirement benefit plan of $16 million and $18 million, respectively. The amount funded by us is based on regulatory accounting requirements. Net pension credits for 2001, 2000 and 1999 were $272 million, $262 million and $116 million, respectively. Net post-retirement benefit costs (excluding the curtailment gain of $45 million in 2000) for 2001, 2000 and 1999 were $20 million, $16 million and $128 million, respectively.

     401(k) Plan. Substantially all of our management and occupational (union) employees are eligible to participate in a defined contribution benefit plan sponsored by QCII. Under the plan, employees may contribute a percentage of their annual compensation to the plan up to a certain maximum percentage as defined by the plan and by the Internal Revenue Service. We match a percentage of employee contributions in QCII stock. Expenses incurred in connection with our 401(k) plan were $60 million, $79 million and $75 million for 2001, 2000 and 1999, respectively.

     Deferred Compensation Plans. We sponsor three deferred compensation plans for certain employees and for select groups of management and highly compensated employees, certain of which are open to new participants. Depending upon the plan, participants may, at their discretion, invest their deferred compensation in various investment choices, including QCII stock. The value of these accounts and our obligation are impacted by the earnings and fluctuations in the fair value of these investment choices.

     Our deferred compensation obligation is recorded on the balance sheet in "Deferred Credits and Other." QCII shares owned inside the plan are treated as treasury stock and are recorded at cost in Stockholder's Equity. Investment earnings, administrative expenses and changes in investment values are recognized in current income as non-operating income and expenses. Increases or decreases in the deferred compensation liability resulting from changes in the investment choice values are recorded in the non-operating income and expense section of the consolidated statement of income. The deferred compensation liability as of December 31, 2001 and 2000 was $13 million and $20 million, respectively. The values of the deferred compensation plans' assets were $4 million and $14 million at the end of 2001 and 2000, respectively.

                               QWEST CORPORATION

NOTE 8:  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------    -----    -----
                                                                (DOLLARS IN MILLIONS)
Federal:
  Current...................................................  $  251     $369     $661
  Deferred..................................................     643      254      155
                                                              ------     ----     ----
                                                                 894      623      816
State and local:
  Current...................................................      31       37       91
  Deferred..................................................     116       48       51
                                                              ------     ----     ----
                                                                 147       85      142
                                                              ------     ----     ----
Provision for income taxes..................................  $1,041     $708     $958
                                                              ======     ====     ====

     We paid $523 million, $395 million and $650 million to QCII for income taxes in 2001, 2000 and 1999, respectively.

     The effective tax rate differs from the statutory tax rate as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2001      2000      1999
                                                             ----      ----      ----
                                                              (DOLLARS IN MILLIONS)
Federal statutory tax rate.................................  35.0%     35.0%     35.0%
State income taxes-net of federal effect...................   3.4%      2.9%      3.7%
Other......................................................  (0.9)%    (0.7)%    (0.7)%
                                                             ----      ----      ----
Effective tax rate.........................................  37.5%     37.2%     38.0%
                                                             ====      ====      ====

     The components of the net deferred tax liability are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Property, plant and equipment...............................   $2,646       $2,128
State deferred taxes-net of federal effect..................      318          255
Other.......................................................       84           48
                                                               ------       ------
  Deferred tax liabilities..................................    3,048        2,431
Post-retirement benefits-net of pension.....................      557          617
Unamortized investment tax credit...........................       47           54
State deferred taxes-net of federal effect..................       86          103
Other.......................................................      133          210
                                                               ------       ------
  Deferred tax assets.......................................      823          984
                                                               ------       ------
Net deferred tax liability..................................   $2,225       $1,447
                                                               ======       ======

     At December 31, 2001 and 2000, we had outstanding taxes receivable from QCII of $35 million and taxes payable to QCII of $203 million, respectively.

                               QWEST CORPORATION

NOTE 9:  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     Minimum Usage Requirements and Other Commitments. We have agreements with third party vendors that require us to maintain minimum monthly and/or annual billings based on usage. We also have certain agreements with third party vendors that require payments that are unconditional. We believe we will meet substantially all minimum usage commitments. Where requirements have not been met, we have recorded appropriate charges. The financial statements reflect the financial impact of all current, unmet minimum usage requirements. At December 31, 2001, the total amount of future cash commitments to be paid over the next five years under minimum usage and unconditional purchase requirement agreements is approximately $284 million.

     Letters of Credit. We maintain letter of credit arrangements with various financial institutions for up to $3.3 million. At December 31, 2001, the amount of letters of credit outstanding was $3.3 million.

  CONTINGENCIES

     Litigation. On July 23, 2001, we filed a demand for arbitration against Citizens alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against us in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that we did sell to Citizens. In the arbitration, we seek a determination that Citizens breached the agreements and, as a result, we are entitled to draw down on a series of letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that we breached the agreements and, as a result, Citizens is entitled to damages. This arbitration is still at a preliminary stage.

     In August 2001, we filed a complaint in state court in Colorado against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against us in a federal district court in Montana and removed the Colorado court complaint to federal district court in Colorado. Touch America has also filed answers and counterclaims in the Colorado lawsuit. Touch America's complaint in Montana was dismissed on November 5, 2001, and Touch America's motion for reconsideration was denied on December 17, 2001. The disputes between us and Touch America relate to various billing issues for services provided to Touch America under Qwest tariffs or wholesale interconnection agreements. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. The court case is in a preliminary state, discovery has begun but no trial date has been set. Touch America also asserts that we violated the Telecommunications Act of 1996 (the "Act") and our tariffs, and has filed related complaints at the FCC.

     Various other litigation matters have been filed against us. We intend to vigorously defend these outstanding claims.

     Intellectual Property. We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We are also regularly the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourself vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us.

                               QWEST CORPORATION

     Regulatory Matters. We have pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

     We have provided for certain of these matters in our consolidated financial statements as of December 31, 2001. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

NOTE 10:  SEGMENT INFORMATION

     Our operations are included in QCII's consolidated results and in the following QCII operating segments: (1) retail services, (2) wholesale services and (3) network services. The retail services segment provides local telephone services, long-distance services, wireless services and data and IP services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to CLECs. The network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments.

     Following is a breakout of our segments, which we extracted from the financial statements of QCII. Certain revenue and expenses of QCII are included in the segment data, which we eliminated in the reconciling items column. Additionally, because significant expenses of operating the retail services and wholesale services segments are not allocated to such segments for QCII's decision making purposes, QCII management does not believe the segment margins are representative of the actual operating results of the segments. The margin for the retail services and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "other" category includes unallocated corporate expenses and revenues. Asset information by segment is not provided to our chief operating decision-maker. The communications and related services column represents the total of the retail services, wholesale services and network services segments. The 2000 figures presented below have been adjusted to reflect certain reclassifications to conform with the presentation of the 2001 figures. Since it was impractical to restate the 1999 information and it does not conform to the presentation for 2000 and 2001, the Margin information may not be comparable.

                                                                     TOTAL
                            RETAIL    WHOLESALE   NETWORK     COMMUNICATIONS AND               RECONCILING   CONSOLIDATED
                           SERVICES   SERVICES    SERVICES     RELATED SERVICES       OTHER       ITEMS         TOTAL
                           --------   ---------   --------   ---------------------   -------   -----------   ------------
                                                               (DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31,
2001
Operating revenues.......  $14,941     $3,051     $   110           $18,102          $    37     $(5,464)      $12,675
Margin(1)................   11,435      2,526      (6,804)            7,157             (827)        417         6,747
Capital expenditures.....      859          7       7,458             8,324              217      (3,983)        4,558
2000
Operating revenues.......   11,837      3,083         132            15,052               28      (2,780)       12,300
Margin(1)................    9,205      2,682      (4,569)            7,318           (1,360)        246         6,204
Capital expenditures.....    1,033        103       5,207             6,343              213      (1,755)        4,801
1999
Operating revenues.......    9,022      2,871         242            12,135               --        (671)       11,464
Margin(1)................    6,111      2,157      (2,793)            5,475             (512)        290         5,253
Capital
  expenditures(2)........      587        111       3,200             3,898               (1)       (143)        3,754

---------------

(1) Segment margin represents total operating revenues less employee-related and other operating expenses. Segment margin does not include non-recurring and non-operating items such as restructuring charges, Merger-related and other charges, gains/losses on the sale of investments and fixed assets, legal charges,

                               QWEST CORPORATION
    regulatory accruals and sales of rural exchanges. Segment margin does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings as an indicator of the our operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with segment margin as defined by other companies.

(2) Capital expenditures reported for the retail services segment include only expenditures for wireless services and certain data services. Additional capital expenditures relating to these services are included in network services capital expenditures.

     A reconciliation from Segment margin to pre-tax income follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Segment margin.............................................  $6,747   $6,204   $5,253
Less:
Depreciation and amortization..............................   3,121    2,427    2,293
Restructuring, Merger-related and other charges............     304    1,285       --
Other expense-net..........................................     544      588      440
                                                             ------   ------   ------
  Pre-tax income...........................................  $2,778   $1,904   $2,520
                                                             ======   ======   ======

NOTE 11:  RESTRUCTURING

     During the fourth quarter of 2001, we approved a plan to further reduce current employee levels, consolidate facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. We recorded a restructuring charge of $247 million to cover the costs associated with these actions as more fully described below. A breakdown of these costs is as follows:

                                                               (DOLLARS IN MILLIONS)
                                                               ---------------------
Severance and employee-related charges......................           $188
Contractual settlements and legal contingencies.............             30
Other charges...............................................             29
                                                                       ----
  Total restructuring charge................................           $247
                                                                       ====

     In order to streamline the business and consolidate operations to meet lower customer demand resulting from the current economic conditions, we identified a further reduction in employees and contractors in various functional areas across the country. The severance charge of $188 million relates to involuntary separation costs for approximately 5,000 employees. As of December 31, 2001, over 1,100 employees had been involuntarily separated by us and cash severance payments totaling $9 million had been made relating to these separations. We expect the remaining employee separations to be completed by June 30, 2002.

     We occupy administrative and network operations buildings under operating leases with varying terms. Due to the reduction in employees and consolidation of operations we expect to terminate eight operating lease agreements across the country within the next 12 months. We recorded a charge of $30 million related to the termination of these operating lease agreements.

     Other restructuring charges consist of asset impairment charges. We reviewed all internal software projects in process and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $29 million related to the restructuring were written off in 2001. The abandoned projects included various billing and other system enhancements.

                               QWEST CORPORATION

     A summary of the liabilities recorded from these restructuring costs at December 31, 2001, is as follows:

                                            JANUARY 1,
                                               2001        2001         2001       DECEMBER 31,
                                             BALANCE     PROVISION   UTILIZATION   2001 BALANCE
                                            ----------   ---------   -----------   ------------
                                                          (DOLLARS IN MILLIONS)
Severance and employee-related charges....    $  --        $188          $ 9           $179
Contractual settlements and legal
  contingencies...........................       --          30            1             29
Other charges.............................       --          29           29             --
                                              -----        ----          ---           ----
Total restructuring charge................    $  --        $247          $39           $208
                                              =====        ====          ===           ====

NOTE 12:  RELATED PARTY TRANSACTIONS

     We purchase various services from affiliated companies. We also provide various services to affiliated companies. The amount paid and received for these services is determined in accordance with the Federal Communications Commission and state cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $1.5 billion, $1.0 billion, and $683 million in 2001, 2000 and 1999, respectively. The total amount of revenues derived from affiliated companies was $365 million, $327 million and $172 million in 2001, 2000 and 1999, respectively.

     It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human resources, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

NOTE 13:  SUBSEQUENT EVENTS

     As a result of reduced demand for QCF's and our commercial paper, in February 2002 we borrowed the full amount allocated to us under the syndicated credit facility and used or will use the proceeds to repay commercial paper. After repaying the commercial paper, we had remaining proceeds of $137 million. After giving effect to the borrowings under the credit facility, our debt remained approximately $9.6 billion, net of the excess unapplied cash, including $2.3 billion in short-term borrowings from QCF.

     In March 2002, we amended the syndicated credit facility and currently expect to convert the outstanding balance of the credit facility as of May 3, 2002 into a one-year term loan that would be due in May 2003. As part of the amendment, we increased the maximum debt-to-consolidated EBITDA ratio, measured on a consolidated QCII basis, from 3.75-to-1 to 4.25-to-1 through the quarter ending September 30, 2002, decreasing to 4.0-to-1 for the quarter ending December 31, 2002 and agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. Consolidated EBITDA, as defined in the credit facility, is a measure of EBITDA that starts with QCII's net income and adds back certain items, primarily those of a non-cash or a non-operating nature.

     In March 2002, we issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Approximately $608 million of the net proceeds were used to repay a portion of our borrowings under the syndicated credit facility. The remaining proceeds from the sale of the bonds will be used to repay short-term obligations and currently maturing long-term borrowings. After applying the portion of the proceeds from our March 2002 debt offering to repay the credit facility, our total debt outstanding remained at $9.6 billion, net of excess unapplied cash.

                               QWEST CORPORATION

     Following the amendment and the $608 million payment, as permitted under the credit facility, QCII re-distributed the amounts outstanding between QCF and us. As of March 31, 2002 the credit facility had a total amount outstanding of $3.39 billion, which was all assigned to QCF and none to us.

     In 2002, our credit ratings were lowered two levels to BBB+ and Baa2 by Fitch and Moody's, respectively, and one level to BBB by S&P. These ratings are investment grade. The commercial paper ratings for our commercial paper was also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively.

     On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and sate law, failed to file interconnection agreements with the Minnesota Public Utilities Commission relating to certain of our wholesale customers, and thereby allegedly discriminating against other CLECs. The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. This proceeding is at an early stage. Other states in the local service area are looking into similar matters and further proceedings may ensue in those states.

     In March 2002, we paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements. The purchase price of all such properties was approximately $137 million. As a result of the purchase, the loan commitments totaling $264 million were terminated and we are no longer liable for our residual value guarantees of up to $122 million, that were only applicable if the leases expired at the end of their term.

NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
                                                               (DOLLARS IN MILLIONS)
2001
Operating revenues.......................     $3,119           $3,164          $3,181           $3,211
Income before income taxes...............        707              755             832              484
Net income...............................        441(1)           469             515              312(2)
2000
Operating revenues.......................      2,951            3,022           3,168            3,159
Income (loss) before income taxes........        683              652             (76)             645
Net income (loss)........................        425              405(3)          (42)(4)          408(5)

---------------

(1) Includes an after-tax charge of $71 million for Merger-related and other charges.

(2) Includes an after-tax charge of $154 million for restructuring and other charges.

(3) Includes an after-tax charge of $73 million for Merger-related and other charges.

(4) Includes an after-tax charge of $565 million for Merger-related and other charges.

(5) Includes an after-tax charge of $167 million for Merger-related and other charges.

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

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

     (a) Documents filed as part of this report

                                                               SECTION
                                                               -------
(1) Report of Independent Public Accountants................      8
(2) Financial Statements covered by Report of Independent
  Public Accountants:.......................................      8
     Consolidated Statements of Income for the years ended
      December 31, 2001, 2000 and 1999......................      8
     Consolidated Balance Sheets as of December 31, 2001 and
      2000..................................................      8
     Consolidated Statements of Cash Flows for the years
      ended December 31, 2001, 2000 and 1999................      8
     Consolidated Statements of Stockholder's Equity for the
      years ended December 31, 2001, 2000 and 1999..........      8
     Notes to Consolidated Financial Statements.............      8

     Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto or because such schedules are not required or applicable.

     (b) Reports on Form 8-K:

          We did not file any reports on Form 8-K during the fourth quarter of 2001.

     (c) Exhibits:

     Exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by referenced as exhibits hereto. All other exhibits are provided as part of this electronic submission.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  (2.1)      Reorganization and Divestiture Agreement, dated as of
             November 1, 1983, between American Telephone and Telegraph
             Company, U S WEST Inc., and certain of their affiliated
             companies, including The Mountain States Telephone and
             Telegraph Company, Northwestern Bell Telephone Company,
             Pacific Northwest Bell Telephone Company and NewVector
             Communications, Inc. (Exhibit 10a to Form 10-K for the
             period ended December 31, 1983, File No. 1-3040).
  (2.2)      Articles of Merger including the Plan of Merger between The
             Mountain States Telephone and Telegraph Company (renamed U S
             WEST Communications, Inc.) and Northwestern Bell Telephone
             Company. (Incorporated herein by this reference to Exhibit
             2a to Form SE filed on January 8, 1991, File No. 1-3040).
  (2.3)      Articles of Merger including the Plan of Merger between The
             Mountain States Telephone and Telegraph Company (renamed U S
             WEST Communications, Inc.) and Pacific Northwest Bell
             Telephone Company. (Incorporated herein by this reference to
             Exhibit 2b to Form SE filed on January 8, 1991, File No.
             1-3040).
  (3.1)      Restated Articles of Incorporation of the Registrant.
             (Incorporated herein by this reference to Exhibit 3a to Form
             10-K filed on April 13, 1998, File No. 1-3040.)
  (3.2)      Amended Articles of Incorporation of the Registrant filed
             with the Secretary of State of Colorado on July 6, 2000,
             evidencing change of Registrant's name from U S WEST
             Communications, Inc. to Qwest Corporation (incorporated by reference to Qwest Corporation's quarterly report on Form
             10-Q for the quarter ended June 30, 2000).
  (3.3)      Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form 10-K filed on April
             13, 1998, File No. 1-3040.)
  (4.1)      No instrument which defines the rights of holders of long
             and intermediate term debt of the Registrant is filed
             herewith pursuant to Regulation S-K, Item 601(b) (4) (iii)
             (A). Pursuant to this regulation, the Registrant hereby
             agrees to furnish a copy of any such instrument to the SEC upon request.
  (4.2)      Indenture, dated as of October 15, 1999, by and between U S
             WEST Communications, Inc. and Bank One Trust Company, NA, as
             Trustee (Exhibit 4b to Form 10-K for the period ended
             December 31, 1999, File No. 1-3040).
 (10.1)      Form of Agreement for Purchase and Sale of Telephone
             Exchanges, dated as of June 16, 1999, between Citizens
             Utilities Company and U S WEST Communications, Inc. (Exhibit
             99-B to Form 8-K dated June 16, 1999, File No. 1-3040).
 (10.4)      Purchase Agreement, dated as of June 5, 2000, among U S WEST
             Communications, Inc. and Lehman Brothers Inc., Merrill Lynch
             & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
             Banc of America Securities LLC, and J.P. Morgan Securities
             Inc. as Representatives of the Initial Purchasers listed
             therein (Exhibit 1.A to Form S-4 filed October 11, 2000).
 (10.5)      364-Day $4.0 billion Credit Agreement, dated as of May 4,
             2001, among Qwest Capital Funding, Inc., Qwest Corporation,
             Qwest Communications International Inc., the banks listed
             therein and Bank of America, N.A., as administrative agent
             (incorporated by reference to Exhibit 10.38 to Qwest
             Communications International Inc.'s quarterly report on Form
             10-Q for the period ended March 31, 2001).

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 (10.6)      Amended and Restated Credit Agreement, dated as of March 12,
             2002, among Qwest Capital Funding, Inc., Qwest Corporation,
             Qwest Communications International Inc. and the banks listed therein (incorporated by reference to Qwest's Current Report on Form 8-K, dated March 18, 2002, File No. 1-15577).
  12         Computation of Ratio of Earnings to Fixed Charges.
  99         Confirmation of Arthur Andersen LLP representations.

---------------

( ) Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 31, 2002.

                                          QWEST CORPORATION

                                          By:     /s/ BRYAN K. TREADWAY
                                            ------------------------------------
                                                     Bryan K. Treadway
                                               Vice President and Controller
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on the 31st day of March, 2002.

                        SIGNATURE                                          TITLES
                        ---------                                          ------

                /s/ JAMES A. SMITH                                 Director and President
 ------------------------------------------------              (Principal Executive Officer)
                  James A. Smith


            /s/ AUGUSTINE M. CRUCIOTTI                                    Director
 ------------------------------------------------
              Augustine M. Cruciotti

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
  (2.1)      Reorganization and Divestiture Agreement, dated as of
             November 1, 1983, between American Telephone and Telegraph
             Company, U S WEST Inc., and certain of their affiliated
             companies, including The Mountain States Telephone and
             Telegraph Company, Northwestern Bell Telephone Company,
             Pacific Northwest Bell Telephone Company and NewVector
             Communications, Inc. (Exhibit 10a to Form 10-K for the
             period ended December 31, 1983, File No. 1-3040).
  (2.2)      Articles of Merger including the Plan of Merger between The
             Mountain States Telephone and Telegraph Company (renamed U S
             WEST Communications, Inc.) and Northwestern Bell Telephone
             Company. (Incorporated herein by this reference to Exhibit
             2a to Form SE filed on January 8, 1991, File No. 1-3040).
  (2.3)      Articles of Merger including the Plan of Merger between The
             Mountain States Telephone and Telegraph Company (renamed U S
             WEST Communications, Inc.) and Pacific Northwest Bell
             Telephone Company. (Incorporated herein by this reference to
             Exhibit 2b to Form SE filed on January 8, 1991, File No.
             1-3040).
  (3.1)      Restated Articles of Incorporation of the Registrant.
             (Incorporated herein by this reference to Exhibit 3a to Form
             10-K filed on April 13, 1998, File No. 1-3040.)
  (3.2)      Amended Articles of Incorporation of the Registrant filed
             with the Secretary of State of Colorado on July 6, 2000,
             evidencing change of Registrant's name from U S WEST
             Communications, Inc. to Qwest Corporation (incorporated by reference to Qwest Corporation's quarterly report on Form
             10-Q for the quarter ended June 30, 2000).
  (3.3)      Bylaws of the Registrant, as amended. (Incorporated herein by this reference to Exhibit 3b to Form 10-K filed on April
             13, 1998, File No. 1-3040.)
  (4.1)      No instrument which defines the rights of holders of long
             and intermediate term debt of the Registrant is filed
             herewith pursuant to Regulation S-K, Item 601(b) (4) (iii)
             (A). Pursuant to this regulation, the Registrant hereby
             agrees to furnish a copy of any such instrument to the SEC upon request.
  (4.2)      Indenture, dated as of October 15, 1999, by and between U S
             WEST Communications, Inc. and Bank One Trust Company, NA, as
             Trustee (Exhibit 4b to Form 10-K for the period ended
             December 31, 1999, File No. 1-3040).
 (10.1)      Form of Agreement for Purchase and Sale of Telephone
             Exchanges, dated as of June 16, 1999, between Citizens
             Utilities Company and U S WEST Communications, Inc. (Exhibit
             99-B to Form 8-K dated June 16, 1999, File No. 1-3040).
 (10.4)      Purchase Agreement, dated as of June 5, 2000, among U S WEST
             Communications, Inc. and Lehman Brothers Inc., Merrill Lynch
             & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
             Banc of America Securities LLC, and J.P. Morgan Securities
             Inc. as Representatives of the Initial Purchasers listed
             therein (Exhibit 1.A to Form S-4 filed October 11, 2000).
 (10.5)      364-Day $4.0 billion Credit Agreement, dated as of May 4,
             2001, among Qwest Capital Funding, Inc., Qwest Corporation,
             Qwest Communications International Inc., the banks listed
             therein and Bank of America, N.A., as administrative agent
             (incorporated by reference to Exhibit 10.38 to Qwest
             Communications International Inc.'s quarterly report on Form
             10-Q for the period ended March 31, 2001).
 (10.6)      Amended and Restated Credit Agreement, dated as of March 12,
             2002, among Qwest Capital Funding, Inc., Qwest Corporation,
             Qwest Communications International Inc. and the banks listed therein (incorporated by reference to Qwest's Current Report on Form 8-K, dated March 18, 2002, File No. 1-15577).
  12         Computation of Ratio of Earnings to Fixed Charges.
  99         Confirmation of Arthur Andersen LLP representations.

---------------

( ) Previously filed.