Form 10-Q
period 2002-03-31
QWEST CORP
filed 2002-05-15
CIK 68622

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation of organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
             (Address of principal executive offices and zip code)

                        TELEPHONE NUMBER (303) 992-5109
              (Registrant's telephone number, including area code)

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

                               QWEST CORPORATION
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION

  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three months ended March 31, 2002 and 2001..................      1
      Condensed Consolidated Balance Sheets --
      March 31, 2002 and December 31, 2001........................      2
      Condensed Consolidated Statements of Cash Flows --
      Three months ended March 31, 2002 and 2001..................      3
      Notes to Condensed Consolidated Financial Statements........      4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     11

                      PART II -- OTHER INFORMATION

  1.  Legal Proceedings...........................................   II-1
  6.  Exhibits and Reports on Form 8-K............................   II-1
      Signature Page..............................................   II-3

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Operating revenues:
  Business services.........................................  $1,000   $1,041
  Consumer services.........................................   1,329    1,306
  Wholesale services........................................     708      761
  Network services and other revenues.......................      12       11
                                                              ------   ------
          Total operating revenues..........................   3,049    3,119
                                                              ------   ------
Operating expenses:
  Employee-related expenses.................................     729      780
  Other operating expenses..................................     740      705
  Depreciation and amortization.............................     763      674
  Merger-related and other charges..........................      --      114
                                                              ------   ------
          Total operating expenses..........................   2,232    2,273
                                                              ------   ------
Operating income............................................     817      846
                                                              ------   ------
Other expense -- net:
  Interest expense -- net...................................     166      147
  Other expense (income) -- net.............................      14       (8)
                                                              ------   ------
          Total other expense -- net........................     180      139
                                                              ------   ------
Income before income taxes..................................     637      707
Provision for income taxes..................................     246      266
                                                              ------   ------
Net income..................................................  $  391   $  441
                                                              ======   ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $   848       $   204
  Accounts receivable -- net................................      2,312         2,403
  Inventories and supplies..................................        208           232
  Deferred tax asset........................................         22            41
  Prepaid and other.........................................         76            65
                                                                -------       -------
Total current assets........................................      3,466         2,945
Property, plant and equipment -- net........................     19,319        19,431
Other assets -- net.........................................      2,786         2,690
                                                                -------       -------
Total assets................................................    $25,571       $25,066
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings.....................................    $   634       $ 1,511
  Short-term borrowings -- affiliate........................      2,396         2,292
  Accounts payable..........................................      1,127         1,098
  Accrued expenses and other current liabilities............      1,124         1,019
  Advance billings and customer deposits....................        373           375
                                                                -------       -------
Total current liabilities...................................      5,654         6,295
Long-term borrowings........................................      7,117         5,781
Post-retirement and other post-employment benefit
  obligations...............................................      2,452         2,481
Deferred taxes, credits and other...........................      3,357         3,218

Contingencies and commitments (Note 5)

Stockholder's equity:
  Common stock -- one share without par value, owned by
     parent.................................................      8,451         8,415
  Accumulated deficit.......................................     (1,460)       (1,124)
                                                                -------       -------
Total stockholder's equity..................................      6,991         7,291
                                                                -------       -------
Total liabilities and stockholder's equity..................    $25,571       $25,066
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

                               QWEST CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
OPERATING ACTIVITIES
  Net income................................................  $  391    $   441
  Adjustments to net income:
     Depreciation and amortization..........................     763        674
     Non-cash Merger-related charges........................      --         59
     Provision for bad debts................................      76         47
     Deferred income taxes..................................     155        156
  Changes in operating assets and liabilities:
     Accounts receivable....................................      20        (52)
     Inventories, supplies and other current assets.........      15        (93)
     Accounts payable, accrued expenses, advance billings
      and customer deposits.................................     111         73
     Restructuring and Merger-related reserves..............    (109)       (74)
     Other..................................................      16        (66)
                                                              ------    -------
     Cash provided by operating activities..................   1,438      1,165
                                                              ------    -------
INVESTING ACTIVITIES
  Expenditures for plant, property and equipment............    (676)    (1,576)
  Other.....................................................      (8)       (52)
                                                              ------    -------
  Cash used for investing activities........................    (684)    (1,628)
                                                              ------    -------
FINANCING ACTIVITIES
  Net (repayments of) proceeds from short-term borrowings...    (876)       410
  Proceeds from issuance of long-term borrowings -- net.....   1,476         --
  Repayments of long-term borrowings........................     (48)       (74)
  Dividends paid on common stock............................    (627)        --
  Other.....................................................     (35)        --
                                                              ------    -------
  Cash (used for) provided by financing activities..........    (110)       336
                                                              ------    -------
CASH AND CASH EQUIVALENTS
  Increase (decrease).......................................     644       (127)
  Beginning balance.........................................     204        252
                                                              ------    -------
  Ending balance............................................  $  848    $   125
                                                              ======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               QWEST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated interim financial statements include the accounts of Qwest Corporation ("Qwest" or "we" or "us" or "our") and our wholly owned subsidiaries. We are a wholly owned subsidiary of Qwest Communications International Inc. ("QCII").

     The condensed consolidated interim financial statements are unaudited. We prepared these financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted. We made certain reclassifications to prior balances to conform to the current year presentation. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to present fairly our consolidated results of operations, financial position and cash flows as of March 31, 2002 and for all periods presented. These financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended December 31, 2001. The condensed consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year. The condensed consolidated financial statements of Qwest Corporation do not purport to represent nor should be inferred to represent the financial position, results of operations, cash flows or any measure, including adjusted EBITDA, of any assets or operations of pre-merger U S WEST, Inc. other than the financial position, results of operations and cash flows of U S WEST Communications, Inc. and its subsidiaries.

NOTE 2: MERGER WITH U S WEST

     On June 30, 2000, QCII completed its acquisition (the "Merger") of our former parent company, U S WEST, Inc. ("U S WEST"). All Merger-related costs were recorded in 2001 and 2000 with the majority of those charges paid by December 31, 2001. The activity during the first quarter of 2002 relating to the remaining unpaid liabilities was as follows:

                                               JANUARY 1,                             MARCH 31,
                                                  2002       CURRENT      CURRENT       2002
(DOLLARS IN MILLIONS)                           BALANCE     PROVISION   UTILIZATION    BALANCE
---------------------                          ----------   ---------   -----------   ---------
Contractual settlements and legal
  contingencies..............................     $74         $  --         $65          $ 9
Severance and employee-related charges.......       7            --           5            2
Other charges................................      --            --          --           --
                                                  ---         -----         ---          ---
Total Merger-related and other charges.......     $81         $  --         $70          $11
                                                  ===         =====         ===          ===

     As those matters identified as legal contingencies associated with contractual settlements and other legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

                               QWEST CORPORATION

NOTE 3: BORROWINGS

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
(DOLLARS IN MILLIONS)                                         ---------   ------------
Current borrowings:
  Commercial paper..........................................   $    33       $  888
  Due to Qwest Capital Funding..............................     2,396        2,292
  Short-term notes and current portion of long-term
     borrowings.............................................       479          485
  Current portion of capital lease obligations..............       122          138
                                                               -------       ------
Total current borrowings....................................     3,030        3,803
                                                               -------       ------
Long-term borrowings:
  Long-term notes and bonds.................................     7,043        5,694
  Long-term capital lease obligations.......................        74           87
                                                               -------       ------
Total long-term borrowings..................................     7,117        5,781
                                                               -------       ------
Total borrowings............................................   $10,147       $9,584
                                                               =======       ======

     Until February 2002, we maintained commercial paper programs to finance short-term operating cash needs of the business. We and QCII also had a $4.0 billion syndicated credit facility to support commercial paper programs at both Qwest and Qwest Capital Funding ("QCF"). As a result of reduced demand for QCF's and our commercial paper, in February 2002 we borrowed the full amount allocated to us under the syndicated credit facility of $1.0 billion and used most of the proceeds to repay commercial paper. After repaying the commercial paper, we had approximately $137 million of proceeds available to repay current maturities under short-term notes, long-term borrowings and lease obligations.

     In March 2002, we amended the syndicated credit facility. As part of the amendment, we (i) increased the maximum debt-to-Consolidated EBITDA ratio, measured on a consolidated QCII basis, from 3.75-to-1 to 4.25-to-1 through the quarter ending September 30, 2002, decreasing to 4.0-to-1 beginning December 31, 2002, and (ii) agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with QCII's net income and adds back certain items, primarily those of a non-cash or a non-operating nature.

     In March 2002, we issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Following the amendment of the syndicated credit facility agreement, we paid approximately $608 million of the proceeds from our March 2002 bond offering to reduce the total amount outstanding under the syndicated credit facility. Following the repayment and a redistribution of amounts outstanding between us and QCF which resulted in the application of another $392 million of the proceeds from the bond offering to our debt obligations, all of the syndicated credit facility outstanding as of March 31, 2002 was assigned to QCF. The remaining net proceeds from our bonds will be used to repay our short-term obligations and currently maturing long-term borrowings.

     In February and March 2002, our credit ratings were lowered two levels to BBB+ and Baa2 by Fitch Ratings ("Fitch") and Moody's Investor Service ("Moody's"), respectively, and one level to BBB by Standard and Poor's ("S&P"). These ratings in the case of Fitch are the third lowest level, and in the case of S&P and Moody's, the second lowest level, of investment grade. The commercial paper ratings for our commercial paper were also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively. See Note 10 for information on an additional downgrade of our credit ratings by Fitch and S&P.

     We are currently in compliance with all financial covenants in our credit facility and indentures as of the last measurement date.

                               QWEST CORPORATION

NOTE 4: RELATED PARTY TRANSACTIONS

     During the first quarter of 2002, $627 million in dividends were paid to an affiliate company and $100 million in dividends were accrued and will be paid in the second quarter of 2002. Both transactions reduced our equity for the three months ended March 31, 2002. Assets transferred to affiliates for the three months ended March 31, 2002 and 2001 were $29 million and zero, respectively.

     We purchase various services from affiliated companies. We also provide various services to affiliated companies. The amount paid and received for these services is determined in accordance with the Federal Communications Commission and state regulatory cost allocation rules, which prescribe various cost allocation methodologies that are dependent upon the service provided. Management believes that such cost allocation methods are reasonable. The total cost of services purchased from affiliated companies was $468 million and $303 million for the three months ended March 31, 2002 and 2001, respectively. The total amount of revenues derived from affiliated companies was $91 million and $77 million for the three months ended March 31, 2002 and 2001, respectively.

     It is not practicable to provide a detailed estimate of the expenses that would be recognized on a stand-alone basis. However, we believe that corporate services, including those related to procurement, tax, legal and human services, are obtained more economically through affiliates than they would be on a stand-alone basis, since we absorb only a portion of the total costs.

NOTE 5: COMMITMENTS AND CONTINGENCIES

  Commitments

     Minimum Usage Requirements and Other Commitments. We have agreements with interexchange carriers ("IXCs") and third-party vendors that require us to maintain minimum monthly and/or annual billings based on usage. We believe we will meet substantially all minimum usage commitments. In the event that requirements are not met, appropriate charges will be recorded. We have reflected in our financial statements the financial impact of all current, unmet minimum usage requirements.

     There have been no material changes in our commitments since December 31, 2001.

  Contingencies

     Litigation. On July 23, 2001, we filed a demand for arbitration against Citizens Communications Company ("Citizens") alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against us in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that we did sell to Citizens. In the arbitration, we seek a determination that Citizens breached the agreements and, as a result, we are entitled to draw down on a series of letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that we breached the agreements and, as a result, Citizens is entitled to damages. This arbitration is still at a preliminary stage.

     In August 2001, we filed a complaint in state court in Colorado against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against us in federal district court in Montana and removed the Colorado court complaint to federal district court in Colorado. Touch America has also filed answers and counterclaims in the Colorado lawsuit. Touch America's complaint in Montana was dismissed on November 5, 2001, and Touch America's motion for reconsideration was denied on December 17, 2001. Touch America has also filed two complaints before the Federal Communications

                               QWEST CORPORATION

Commission ("FCC"). The disputes between us and Touch America relate to various billing, reimbursement and other commercial disputes arising under agreements entered into for the sale of QCII's interLATA (local access and transport area) business in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming) to Touch America on June 30, 2000. Touch America also asserts that we have violated state and federal antitrust laws, the Telecommunications Act of 1996 (the "Act") (including claims alleging that QCII's sale of indefeasible rights of use is in violation of the Act) and our Federal Communications Commission tariff. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. Discovery has begun at the FCC. The court case is in a preliminary stage, general discovery has not begun and no trial date has been set.

     We have also been named as a defendant in various other litigation matters. We intend to vigorously defend these outstanding claims and the outstanding claims specifically described above.

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

     Regulatory Matters. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Public Utilities Commission relating to certain of our wholesale customers, and thereby allegedly discriminating against other competitive local exchange carriers ("CLECs"). The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. While a hearing has been held on this matter, the administrative law judge on the matter has not yet ruled. Other states in the local service area are looking into similar matters, including Arizona, New Mexico and Iowa, each of which have initiated formal investigations, and further proceedings may ensue in those and other states.

     We have other pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

     We have provided for certain of the above matters in our condensed consolidated financial statements as of March 31, 2002. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

NOTE 6: SEGMENT INFORMATION

     As of January 1, 2002, QCII changed its segment reporting to reflect the way it currently manages its operations. Our operations are included in QCII's consolidated results and in the following QCII operating segments: (1) business services, (2) consumer services, (3) wholesale services and (4) network services. The business services segment provides local telephone services, wireless products and services, and data and Internet protocol ("IP") services to retail business customers. The consumer services segment provides local telephone services, wireless products and services, and data and IP services to the consumer market. The wholesale services segment provides exchange access services that connect customers to the facilities of IXCs and interconnection to our telecommunications network to CLECs as well as local telephone services, wireless products and services, and data and IP services to primarily the same customers. The network services segment provides access to our telecommunications network, including our information technologies, primarily

                               QWEST CORPORATION
to our retail services and wholesale services segments. We generate revenue from access to our network by leasing our telephone poles, primarily to other telecommunications providers. We provide the majority of our services to more than 25 million residential and business customers in our local service area.

     The following is a breakout of our segments, which we extracted from the financial statements of QCII. The accounting policies used are the same as those used in our condensed consolidated financial statements. Because significant expenses of operating the business, consumer and wholesale services segments are not allocated to such segments for QCII's decision making purposes, QCII management does not believe the segment margins are representative of the actual operating results of the segments for Qwest. The margin for the business, consumer and wholesale services segments excludes network and corporate expenses. The margin for the network services segment excludes corporate expenses. The "Other" category includes unallocated corporate expenses and revenues and certain revenues, expenses and capital expenditures of QCII which are eliminated. Asset information by segment is not provided to our chief operating decision-maker. The 2001 amounts have been restated to conform to the changes in our segment reporting explained above. The condensed consolidated financial statements of Qwest Corporation do not purport to represent nor should be inferred to represent the financial position, results of operations, cash flows or any measure, including adjusted EBITDA, of any assets or operations of pre-merger U S WEST, Inc. other than the financial position, results of operations and cash flows of U S WEST Communications, Inc. and its subsidiaries.

                                   BUSINESS   CONSUMER   WHOLESALE   NETWORK              CONSOLIDATED
                                   SERVICES   SERVICES   SERVICES    SERVICES    OTHER       TOTAL
                                   --------   --------   ---------   --------   -------   ------------
                                                          (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
    MARCH 31,
2002
External revenues................   $1,545     $1,433     $1,021     $     8    $  (958)     $3,049
Margin(1)........................    1,105        987        879      (1,391)        --       1,580
Capital expenditures.............        2         32         --         878       (236)        676
2001
External revenues................    1,782      1,466      1,449           6     (1,584)      3,119
Margin(1)........................    1,365      1,005      1,306      (1,612)      (430)      1,634
Capital expenditures.............        1        160         --       2,755     (1,340)      1,576

---------------

(1) Segment margin represents total revenues less employee-related and other operating expenses. Segment margin does not include non-recurring and non-operating items such as Merger-related and other charges. Segment margin does not represent cash flow for the periods presented and should not be considered an alternative to net earnings as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with segment margin as defined by other companies.

                               QWEST CORPORATION

     A reconciliation from segment margin to income before income taxes follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2002     2001
(DOLLARS IN MILLIONS)                                         ------   ------
Segment margin..............................................  $1,580   $1,634
Less:
  Depreciation and amortization.............................     763      674
  Merger-related and other charges..........................      --      114
  Total other expense -- net................................     180      139
                                                              ------   ------
Income before income taxes..................................  $  637   $  707
                                                              ======   ======

NOTE 7: NON-CASH ACTIVITIES

     Supplemental disclosures of non-cash operating, investing and financing activities are as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
(DOLLARS IN MILLIONS)                                         -----   -----
Assets acquired through capital leases......................   $17    $ 50
Assets transferred to affiliates............................    29      --
Non-cash equity infusion to grantor trust...................    --     286

     During the first quarter of 2001, we established an irrevocable grantor trust (the "Trust") related to the payment of certain contingent obligations which are included in our condensed consolidated balance sheets. QCII funded the Trust with a non-cash equity infusion to us of $286 million.

NOTE 8: RESTRUCTURING

     During the fourth quarter of 2001, we approved a plan to further reduce current employee levels, consolidate facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. In the fourth quarter of 2001, we recorded a restructuring charge of $247 million to cover the costs associated with these actions. No additional restructuring charges were recorded during the quarter ended March 31, 2002.

     A summary of the activity during the first quarter of 2002 relating to the unpaid charges was as follows:

                                               JANUARY 1,                             MARCH 31,
                                                  2002                                  2002
                                                BALANCE     PROVISION   UTILIZATION    BALANCE
(DOLLARS IN MILLIONS)                          ----------   ---------   -----------   ---------
Severance and employee-related charges.......     $179        $  --         $36         $143
Contractual settlements and legal
  contingencies..............................       29           --           3           26
                                                  ----        -----         ---         ----
  Total restructuring charges................     $208        $  --         $39         $169
                                                  ====        =====         ===         ====

     During the quarter ended March 31, 2002, approximately 1,600 employees left the business and have received or will receive benefits under the restructuring plan. We anticipate that the majority of our charges will be paid by the end of the current fiscal year. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to restructuring charges.

                               QWEST CORPORATION

NOTE 9: NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As required, we adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires that long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used, except the impairment loss is recognized at the time of disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

NOTE 10: SUBSEQUENT EVENTS

     On April 19, 2002, both Fitch and S&P reduced our credit ratings one level to BBB and BBB-, respectively. The rating of BBB is the second lowest level of investment grade for Fitch ratings, and BBB- is the lowest level of investment grade for S&P ratings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have omitted certain information pursuant to General Instruction H(2).

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to such statements.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

     A non-recurring item impacted net income in the first three months of 2001. Results of operations for the three months ended March 31, 2002 and 2001 excluding the effect of this item in 2001 follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001       DECREASE
(DOLLARS IN MILLIONS)                                         -----   -----   --------------
Net income..................................................  $391    $441    $ (50)   (11.3)%
Non-recurring items.........................................    --      70      (70)  (100.0)%
                                                              ----    ----    -----
Adjusted net income.........................................  $391    $511    $(120)   (23.5)%
                                                              ====    ====    =====

     The non-recurring item represents an after-tax charge of $70 million for the three months ended March 31, 2001 for charges associated with the acquisition (the "Merger") of U S WEST, Inc. ("U S WEST") by Qwest Communications International Inc. ("QCII").

     Adjusted net income for the three months ended March 31, 2002 decreased $120 million or 23.5% over the same period in 2001. The decrease was primarily due to declining local voice and intraLATA long-distance voice revenues, which declined $92 million when comparing the first three months of 2002 to the same period in 2001. We attribute this decline to competition and the weak economic conditions in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming) which resulted in a net decrease in the number of access lines, higher depreciation expenses due to continued investment in our network in 2001 and 2000 and higher interest expense from increased borrowings to finance those investments. Switched access revenues also declined approximately $53 million principally as a result of federal access reform that reduced the rates we can collect for these services. Partially offsetting these revenue decreases was growth of $78 million in sales of data, IP and wireless products and services and a decrease in salaries and wages and payroll taxes of $109 million related to fewer employees in the first quarter of 2002 as compared to the first quarter of 2001.

     The following sections provide a more detailed discussion of the changes in revenues and expenses.

                                                          THREE MONTHS
                                                              ENDED
                                                            MARCH 31,
                                                         ---------------    INCREASE
                                                          2002     2001    (DECREASE)   % CHANGE
(DOLLARS IN MILLIONS)                                    ------   ------   ----------   --------
Operating revenues:
  Business services....................................  $1,000   $1,041     $ (41)        (3.9)%
  Consumer services....................................   1,329    1,306        23          1.8%
  Wholesale services...................................     708      761       (53)        (7.0)%
  Network services and other revenues..................      12       11         1          9.1%
                                                         ------   ------     -----
          Total operating revenues.....................   3,049    3,119       (70)        (2.2)%
                                                         ------   ------     -----
Operating expenses:
  Employee-related expenses............................     729      780       (51)        (6.5)%
  Other operating expenses.............................     740      705        35          5.0%
  Depreciation and amortization........................     763      674        89         13.2%
  Merger-related and other charges.....................      --      114      (114)      (100.0)%
                                                         ------   ------     -----
          Total operating expenses.....................   2,232    2,273       (41)        (1.8)%
                                                         ------   ------     -----
Operating income.......................................     817      846       (29)        (3.4)%
                                                         ------   ------     -----
Other expense -- net:
  Interest expense -- net..............................     166      147        19         12.9%
  Other expense (income) -- net........................      14       (8)       22        275.0%
                                                         ------   ------     -----
          Total other expense -- net...................     180      139        41         29.5%
                                                         ------   ------     -----
Income before income taxes.............................     637      707       (70)        (9.9)%
Provision for income taxes.............................     246      266       (20)        (7.5)%
                                                         ------   ------     -----
Net income.............................................  $  391   $  441     $ (50)       (11.3)%
                                                         ======   ======     =====

  REVENUES

     Overview. Qwest Corporation's ("Qwest" or "we" or "us" or "our") revenues are generated from a variety of services and products. Business and consumer services are derived principally from voice services such as local exchange telephone services (or basic telephone service), enhanced service features (such as Caller ID, Call Waiting, 3-Way Calling and Voice Mail), intraLATA (local access and transport area) long-distance services, wireless products and services, directory assistance and public telephone service. Also included in business and consumer services revenues are retail advanced data and Internet protocol ("IP") products and services. Advanced data products and services include asynchronous transfer mode ("ATM"), frame relay, private line, customer premise equipment ("CPE") and integrated services digital network ("ISDN"). IP products consist primarily of dial-up Internet access and digital subscriber line ("DSL"). Wholesale services revenues are derived primarily from network transport, switching and billing services provided within our local service area to interexchange carriers ("IXCs"), competitive local exchange carriers ("CLECs") and wireless carriers. Network transport and switching services relate to use of our local network to connect customers to their long-distance networks. Wholesale services revenues are also derived from sales of products and services such as local voice, data, IP and wireless. Network services revenues are derived primarily from our leasing of telephone poles. Other revenues include sub-lease rentals and other miscellaneous revenue items.

     Total revenues. Total revenues for the three months ended March 31, 2002 were $3.049 billion compared to $3.119 billion for the same period in 2001, a decrease of $70 million. The decrease was primarily due to a decline of approximately $66 million in total local voice revenues to $1.641 billion from $1.707 billion for the three months ended March 31, 2002 and 2001, respectively. Total local voice revenues were impacted by a decline of approximately 526,000 access lines from the end of the first quarter of 2001 as compared to the end of the first quarter of 2002, a decrease of 3%. Total intraLATA long-distance voice revenues also decreased $26 million to $47 million from $73 million for the three months ended March 31, 2002 and 2001, respectively, which was primarily the result of a net decrease in the number of access lines. Both the local voice revenue and intraLATA long-distance revenue decreases were significantly impacted by continued weakness in the regional economy and telecommunications industry, ongoing competitive pressures from other telecommunications services providers in our local service area and technology displacement. Switched access revenues also declined approximately $53 million principally as a result of federal access reform that reduced the rates we can collect for these services.

     Partially offsetting the items contributing to the decrease in total revenue was growth in sales of data, IP and wireless products and services. Data and IP services revenues increased by approximately $36 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 and represented approximately 18% of our total revenues in 2002 as compared to 17% in 2001. Increases in private line, ISDN, ATM and dial-up Internet access contributed to the growth in total data and IP revenues. In addition, the number of DSL customers grew to approximately 464,000 at the end of the first quarter of 2002, up 52% over the comparable quarter of 2001. Wireless products and services revenues in the first quarter of 2002 grew by approximately $42 million or 28% over the three months ended March 31, 2001. We added over 200,000 wireless customers since the first quarter of 2001 and our monthly revenue per customer increased from $50.00 to $51.00 for the three months ended March 31, 2001 and 2002, respectively. However, our net number of subscribers for the first quarter of 2002 remained relatively flat when compared to the number of subscribers at December 31, 2001. We have made a strategic decision to focus on our margins and cash flows in our wireless business through continued focus on our jointly marketed wireless and wireline service offerings. The monthly revenue per customer declined from the end of 2001 and reflects the changes in some of our calling plans where we are now including higher amounts of minutes in response to competitive pressures.

     Through the remainder of 2002, we anticipate generating incremental revenues from increased capacity and performance from our existing sales channels, improved customer win-back and retention efforts, continued implementation of existing dial-up Internet access contracts and interLATA long-distance entry in our local service area.

     Business services revenues. Business services revenues are derived from sales of voice, IP, data, and wireless products and services to retail business customers. Business services revenues were $1 billion for the three months ended March 31, 2002 compared to $1.041 billion for the same period in 2001. The decrease was primarily attributable to declines of approximately $59 million in local voice services revenues and $6 million in intraLATA long-distance voice services revenues resulting from a weak regional economy, increased competition from various telecommunications providers and technology displacement. Included in the $59 million decrease was a decline in basic local telephone service revenues of $40 million for the first quarter of 2002 as compared to the first quarter of 2001 as a result of the weak regional economy and increased competition. Partially offsetting the items contributing to the decrease in business services revenues was increased revenues of $33 million from affiliate transactions (such as wireless, access and local voice services charges billed to affiliates) and sales of wireless, data and IP products and services including private line, ATM, ISDN, dial-up Internet access and DSL. We believe revenues from data products and services will account for an increasingly larger portion of business services revenue in future periods.

     Consumer services revenues. Consumer revenues are derived from sales of voice, IP, data and wireless products and services to the consumer market. Consumer services revenues for the first three months of 2002 were $1.329 billion compared to $1.306 billion for the first three months in 2001. The increase is primarily attributable to an increase in our residential wireless revenues of $39 million from $132 million for the first quarter of 2001 to $171 million for the first quarter of 2002. The change was due to growth in the number of subscribers resulting in increased sales of wireless products and services as the average revenue per subscriber remained relatively flat, increasing from $50.00 per month in the first quarter of 2001 to approximately $51.00 per month in the first quarter of 2002. We expect our wireless subscriber growth in 2002 to continue to be impacted by a weak economy and competitive pressures. Data and IP revenues also increased approximately $22 million primarily due to higher sales of DSL and dial-up Internet access services. Partially offsetting these increases was a decrease in local voice and intraLATA long-distance voice products and services as a result of the weak economy, competitive losses and technology displacement. A decline in our access lines of 472,000 and reduced consumption of our enhanced service features (such as Caller ID, Call Waiting, 3-Way Calling and Voice Mail) contributed to a decrease of $62 million, which was partially offset by an increase of $46 million in sales of combined feature packages such as Custom Choice(SM) and jointly marketed services such as Total Package(SM). A decrease in intraLATA long-distance revenues of $19 million was caused by a net decrease in the number of access lines.

     Wholesale services revenues. Wholesale services revenues are derived from network transport, switching and billing services provided within our local service area to IXCs, CLECs and wireless carriers. We also provide wholesale products and services such as voice, IP, data and wireless products and services primarily to the same telecommunications customers. Wholesale services revenues were $708 million and $761 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily attributable to a decline in switched access revenues of approximately $42 million principally as a result of federal access reform that reduced the rates we can collect for these services. These reduced rates were somewhat offset by increased subscriber line charges ("SLCs"). We believe both of these trends will continue. Wholesale services revenues also declined by $20 million due to a drop in co-location and billing and collection revenues resulting from a reduction in the number of telecommunications providers caused by weakness in the telecommunications sector of the economy. Finally, our wholesale services revenues were also impacted to a limited extent by our decision to increase prices on certain services to improve profitability. This had the effect of reducing the number of minutes of use by customers who purchased those services.

     Network services and other revenues. Network services revenues are generated primarily by leases of telephone poles. Other revenues are derived principally from our leasing of office space and other miscellaneous revenues. Network services and other revenues remained relatively flat at $12 million for the first quarter of 2002 compared to $11 million for the first quarter of 2001.

  OPERATING EXPENSES

     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and fees for independent contractors.

     Employee-related expenses decreased by $51 million in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decline was primarily due to fewer employees as a result of the Merger and an internal operating reorganization of certain employees (discussed below in other operating expenses), which decreased salaries and wages and payroll taxes by approximately $109 million. Partially offsetting these decreases in employee-related expenses was a reduction in the pension credit (net of other post-retirement benefits) of approximately $61 million resulting from the volatile equity market conditions in 2001 and 2000, scheduled pension benefit increases required under union contracts and rising health care rates (relating to post-retirement benefits).

     In April 2002, QCII announced that it expects to reduce its current workforce by an additional 2,000 employees through attrition, continued business process improvements and layoffs. A significant portion of this reduction should affect us. These actions are a result of continuing weakness in both the telecommunications sector and the regional economy in our 14-state local service area, as well as increased competitive pressure. Although we do not expect to incur any significant costs associated with these actions and do not expect to record any charges in our condensed consolidated financial statements, no such assurances can be given.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic to their facilities, taxes other than income taxes, uncollectible expenses and other selling, general and administrative costs. The increase in other operating expenses for the three months ended March 31, 2002 of $35 million as compared to the same period in 2001, was primarily attributable to an increase of $28 million in uncollectible expenses to cover slow-paying and non-paying customers due to weak economic conditions in our local service area. Affiliate expenses also increased primarily as a result of an internal operating reorganization. In March 2001, several employee groups (such as executive management, sales and marketing, product planning and systems technical support) moved from Qwest to an affiliate subsidiary of QCII in order to gain operational efficiencies and to prepare for entry into the interLATA long-distance business. These costs were previously captured in our employee-related expenses. After the reorganization, these costs were billed back to us from the affiliate subsidiary and were recorded in other operating expenses. The result is a shift in costs from employee-related expenses to other operating expenses.

     The items contributing to the increase in other operating expenses were offset by decreases in access expenses, advertising expenses and other general and administrative costs. Lower access expenses were a result of the decline in access revenues due to the weak regional economy. Decreases in advertising and other general and administrative expenses were principally due to cost cutting measures as a result of the Merger.

     Depreciation expense. Depreciation expense increased $89 million for the three months ended March 31, 2002 compared to the same period in 2001, due to higher overall property, plant and equipment balances resulting from our capital spending programs in 2001 and 2000.

     Merger-related and other charges. There were no charges associated with the Merger recorded in the three months ended March 31, 2002 because all costs associated with the Merger had been incurred by June 30, 2001.

     Total other expense -- net. Interest expense increased $19 million for the three months ended March 31, 2002 over the comparable 2001 period. The increase was primarily attributable to increased borrowings required to fund the 2001 capital improvements to our network. In addition, the current status of our borrowing program has resulted in higher interest rates on new borrowings since December 31, 2001. We incurred other expense of $14 million for the three months ended March 31, 2002 compared to $8 million in other income earned for the three months ended March 31, 2001. The increase in other expense of $22 million is primarily due to a $39 million write-off of deferred costs associated with a contract termination. Partially offsetting the increases in other expense for the three months ended March 31, 2002, was an interest adjustment of $22 million related to a federal tax settlement from prior years.

     Provision for income taxes. The effective tax rate for the three months ended March 31, 2002 of 38.6% was higher than the rate of 37.6% for the three months ended March 31, 2001 due to changes in permanent differences and investment tax credits. Permanent differences represent items whose accounting treatment and tax treatment will never be the same (such as an accounting expense that is not deductible for tax purposes).

  NET INCOME

     For the three months ended March 31, 2002, we generated net income of $391 million compared to net income of $441 million for the three months ended March 31, 2001. The decrease of $50 million was primarily due to declining local voice and intraLATA long-distance voice revenues attributable to competition and the weak economic conditions in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming), higher depreciation due to continued investment in our network and higher interest expense from increased borrowings to finance those investments. Partially offsetting these decreases was growth in sales of data, IP and wireless products and services and a decrease in employee-related expenses related to fewer employees in the first quarter of 2002 as compared to the first quarter of 2001.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunications Act of 1996 (the "1996 Act") and state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area, and governs the terms and conditions under which we provide services to our customers (including competing CLECs, wireless service providers and IXCs in our local service area).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the 1996 Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In January 2002, the FCC released its Triennial

Review of Unbundled Network Elements in which it seeks to ensure that the framework established in the 1996 Act remains current given advances in technology and developments in the markets for telecommunications services. The outcome of this proceeding may affect our current obligations regarding sharing our network with our competitors. In addition, state commissions continue to review our pricing pursuant to applicable FCC rules. We currently have open dockets on the pricing of interconnection and unbundled network elements in 13 of the 14 states in which we operate as an ILEC.

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

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for and received permission to enter into the interLATA long-distance business in several states. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999.

     We have filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are complete in twelve of our fourteen local service area states, and hearings are underway in the remaining two local service area states. We agreed to test operational support systems ("OSS") on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona was conducted separately, and began in February 2001. OSS testing and review processes are in their final stages, and state proceedings on our applications are in progress. We currently plan to have filed for interLATA long-distance approval with the FCC for all states in our local service area in the second or third quarter of 2002 and expect to receive approval of the applications within 90 days of each filing. However, there can be no assurance that we will be in a position to make these applications to the FCC on our current schedule, or will obtain timely FCC approval of these applications.

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

     On May 3, 2002, the U.S. Appeals Court, District of Columbia, remanded this Order to the FCC for further proceedings and indicated the FCC may likely have the authority to elect this type of reciprocal compensation rate scheme.

CONTINGENCIES

     We have certain pending legal and regulatory matters. You can find information regarding such matters in Note 5 to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying amount exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As required, we adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires that long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used, except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

FACTORS IMPACTING LIQUIDITY

     We are a wholly-owned subsidiary of QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have a material impact on us either due to perception in the market or due to provisions in certain of our financing agreements. Because we meet the conditions set forth in general Instruction H (1)(a) and (b) of Form 10-Q, however, we have prepared this Quarterly Report on Form 10-Q on the basis of the reduced narrative disclosure permitted under General Instruction H (2). As a result, we have not included information relating to trends, demands, commitments, events or uncertainties that are reasonably likely to materially impact our liquidity or capital resources. We encourage you to review QCII's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002, as the same may be amended, for a detailed description of issues relating to liquidity and capital resources that could affect our business. Also see Note 3 to the condensed consolidated financial statements of Qwest for a discussion of certain matters material to our liquidity and capital resources.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

     The important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

     - the duration and extent of the current economic downturn in our 14-state local service area, including its effect on our customers and suppliers;

     - any adverse outcome of the SEC's current inquiries into QCII's accounting policies, practices and procedures;

     - adverse results of increased review and scrutiny of QCII by regulatory authorities, media and others (including any internal analyses) of financial reporting issues and practices or otherwise;

     - QCII's cash needs, which are likely to consume much of our net income this year;

     - rapid and significant changes in technology and markets;

     - failure to achieve the projected synergies and financial results expected to result from QCII's acquisition of U S WEST, and difficulties in combining the operations of the combined company;

     - QCII's future ability to provide interLATA services within our 14-state local service area;

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

     - adverse developments in commercial disputes or legal proceedings; and

     - changes in the outcome of future events from the assumed outcome included in our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001, as the same may be amended.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Qwest and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 5 to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed for Qwest through the filing of this Form 10-Q:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          (3.1)          -- Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000,
                            evidencing change of Registrant's name from U S WEST
                            Communications, Inc. to Qwest Corporation (incorporated
                            by reference to Qwest Corporation's quarterly report on
                            Form 10-Q for the quarter ended June 30, 2000).
          (3.2)          -- Restated Articles of Incorporation of the Registrant.
                            (Incorporated herein by this reference to Exhibit 3a to
                            Form 10-K filed on April 13, 1998, File No. 1-3040.)
          (3.3)          -- Bylaws of the Registrant, as amended. (Incorporated
                            herein by this reference to Exhibit 3b to Form 10-K filed
                            on April 13, 1998, File No. 1-3040.)
          (4.1)          -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                            herewith pursuant to Regulation S-K, Item
                            601(b)(4)(iii)(A). Pursuant to this regulation, the
                            Registrant hereby agrees to furnish a copy of any such
                            instrument to the SEC upon request.
          (4.2)          -- Indenture, dated as of October 15, 1999, by and between U
                            S WEST Communications, Inc. and Bank One Trust Company,
                            NA, as Trustee (Exhibit 4b to Form 10-K for the period
                            ended December 31, 1999, File No. 1-3040).
          10.1           -- Purchase Agreement, dated as of March 7, 2002, among
                            Qwest Corporation and Credit Suisse First Boston
                            Corporation, Banc of America Securities LLC, Lehman
                            Brothers Inc., ABN AMRO Incorporated, Commerzbank Capital
                            Markets Corp. and First Union Securities, Inc. as
                            Representatives of the Initial Purchasers listed therein.
          10.2           -- Registration Rights Agreement, dated as of March 12,
                            2002, among Qwest Corporation and the Initial Purchasers
                            listed therein.
         (10.3)          -- Amended and Restated Credit Agreement, dated as of March
                            12, 2002, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc. and
                            the banks listed therein (incorporated by reference to
                            Qwest Communications International Inc.'s Current Report
                            on Form 8-K, dated March 18, 2002, File No. 1-15577).

---------------

( )  Previously filed.

     (b) Reports on Form 8-K:

          (i) On March 4, 2002, we filed a report on Form 8-K regarding the drawdown of $1 billion available to us under our share of the bank credit facility and the effect on our covenants and business.

          (ii) On March 6, 2002, we filed a report on Form 8-K regarding proposed amendments to our syndicated credit facility.

          (iii) On March 8, 2001, we filed a report on Form 8-K regarding an offering of $1.5 billion in debt.

          (iv) On March 11, 2002, we filed a report on Form 8-K regarding our expected March 12, 2002 completion date of an unregistered debt offering of $1.5 billion pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

          (v) On March 12, 2002, we filed a report on Form 8-K regarding completion of our $1.5 billion debt offering.

          (vi) On March 18, 2002, we filed a report on Form 8-K regarding the amendment of the Qwest Communications International Inc. and Qwest Capital Funding, Inc. $4 billion unsecured bank agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QWEST CORPORATION

                                        By:     /s/ CHARLES A. JOSENHANS
                                           -------------------------------------
                                                   Charles A. Josenhans
                                                Vice President, Controller
                                                       and Treasurer
                                              (Principal Financial and Chief
                                                    Accounting Officer)

May 15, 2002

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          (3.1)          -- Amended Articles of Incorporation of the Registrant filed with the Secretary of State of Colorado on July 6, 2000,
                            evidencing change of Registrant's name from U S WEST
                            Communications, Inc. to Qwest Corporation (incorporated
                            by reference to Qwest Corporation's quarterly report on
                            Form 10-Q for the quarter ended June 30, 2000).
          (3.2)          -- Restated Articles of Incorporation of the Registrant.
                            (Incorporated herein by this reference to Exhibit 3a to
                            Form 10-K filed on April 13, 1998, File No. 1-3040.)
          (3.3)          -- Bylaws of the Registrant, as amended. (Incorporated
                            herein by this reference to Exhibit 3b to Form 10-K filed
                            on April 13, 1998, File No. 1-3040.)
          (4.1)          -- No instrument which defines the rights of holders of long and intermediate term debt of the Registrant is filed
                            herewith pursuant to Regulation S-K, Item
                            601(b)(4)(iii)(A). Pursuant to this regulation, the
                            Registrant hereby agrees to furnish a copy of any such
                            instrument to the SEC upon request.
          (4.2)          -- Indenture, dated as of October 15, 1999, by and between U
                            S WEST Communications, Inc. and Bank One Trust Company,
                            NA, as Trustee (Exhibit 4b to Form 10-K for the period
                            ended December 31, 1999, File No. 1-3040).
          10.1           -- Purchase Agreement, dated as of March 7, 2002, among
                            Qwest Corporation and Credit Suisse First Boston
                            Corporation, Banc of America Securities LLC, Lehman
                            Brothers Inc., ABN AMRO Incorporated, Commerzbank Capital
                            Markets Corp. and First Union Securities, Inc. as
                            Representatives of the Initial Purchasers listed therein.
          10.2           -- Registration Rights Agreement, dated as of March 12,
                            2002, among Qwest Corporation and the Initial Purchasers
                            listed therein.
         (10.3)          -- Amended and Restated Credit Agreement, dated as of March
                            12, 2002, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc. and
                            the banks listed therein (incorporated by reference to
                            Qwest Communications International Inc.'s Current Report
                            on Form 8-K, dated March 18, 2002, File No. 1-15577).

---------------

( )  Previously filed.