Form 10-K
period 2002-12-31
QWEST CORP
filed 2004-01-13
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado 80202 Telephone Number (303) 992-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
5.625% Notes Due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS I(2).

        On December 31, 2003, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Item	Description
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Consolidated Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

        We are wholly owned by Qwest Services Corporation, or QSC, which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

        We were incorporated under the laws of the State of Colorado in 1911. Pursuant to a merger between QCII and U S WEST, Inc. (our pre-merger parent) on June 30, 2000, QCII acquired all the operations of U S WEST and its subsidiaries and we became an indirect wholly owned subsidiary of QCII. We refer to this merger as the "Merger" and have described it in greater detail in Note 1—Business and Background to our consolidated financial statements in Item 8 of this report. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Item 7 of this report.

Operations

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers on a wholesale basis.

Impact of Restatement

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. The nature of the errors and the restatement adjustments that we have made to our financial statements for the years ended December 31, 2001 and 2000 are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. The net impact of the restatement adjustments is summarized as follows:

	Year Ended December 31,
	2001	2000
	(Dollars in millions)
Revenue	$(138)	$(216)

Income before income taxes and cumulative effect of change in accounting principle	$(533)	$(258)

Net income	$(330)	$(294)

        The restatements involve revenue recognition issues related to termination fees, wireless revenues and installation fees, and expense recognition, as well as other matters. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our traditional telecommunications network. The traditional telecommunications network is defined as all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network, or PSTN. The PSTN refers to the worldwide voice telephone network that is accessible to every person with a telephone and a dial tone. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 16.5 million access lines (access lines are telephone lines reaching from a central office to customers' premises).

  Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local Voice Services—Consumer, Business and Wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state Public Utility Commissions, or PUCs. Our consumer and business local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the PSTN;

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  voice customer premises equipment, or CPE; and

  •
  collocation services (i.e., hosting of another provider's telecommunication equipment in our facilities).

        Recently, we also began to offer Internet protocol telephony (sometimes referred to as Voice over Internet protocol, or VoIP) in Minnesota on a limited basis. This technology allows us to offer more features at reduced costs to customers.

        On a wholesale basis, we provide network transport, billing services and access to our local network within our local service area to competitive local exchange carriers, or CLECs, and wireless carriers. These services allow CLECs to provide telecommunications services using our local network. CLECs are communications companies certified by a state PUC or similar agency that provide local exchange service within a local access transport area, or LATA, including LATAs within our local service area. At times, we sell unbundled network elements, or UNEs, that allow our wholesale customers to build their own networks and interconnect with our network.

        IntraLATA Long-Distance Voice Services—Consumer and Business.    We provide IntraLATA long-distance service to our customers within our local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic LATA. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand.

        Access Services—Wholesale.    We provide switched access services primarily to interexchange carriers, or IXCs, for the use of our local network to connect their customers to their data and Internet protocol, or IP, networks. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA. Competitive communications companies often operate as both CLECs and IXCs.

        Data and Internet Services—Consumer, Business and Wholesale.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds ranging from 14.4 kilobits per second to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers use them to facilitate internal and external data transmissions, such as transferring files from one location to another. Our consumer customers use them to access email and the Internet under a variety of connection speeds and pricing packages. We provide our data and Internet services in our local service area.

        Our consumer and business data and Internet services are described below:

  •
  Digital subscriber line, or DSL, which provides consumer and business customers a digital modem technology that converts their existing telephone lines into higher speed facilities for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

  •
  Asynchronous transfer mode, or ATM, which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network;

  •
  Frame relay, which is a switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol;

  •
  Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites;

  •
  Integrated services digital network, or ISDN, is a comprehensive digital network architecture allowing users to transmit voice, data, video and image—separately or simultaneously—over standard telephone lines or fiber optics; and

  •
  Professional services, which include network management, the sale, installation and maintenance of data CPE and the building of proprietary fiber optic broadband networks for our governmental and other business customers.

        On a wholesale basis, we provide collocation services, or hosting of other providers' telecommunications equipment in our facilities. We also provide wholesale private line services primarily to IXCs to allow them use of our local network to connect their customers to their networks.

  Strategic Relationships

        From time to time we negotiate and enter into strategic relationships to expand our wireline services total product offering. For example, we recently entered into strategic marketing arrangements with DIRECTV, Inc. and Echostar Communications Corporation to allow us to bundle satellite television products and services of these companies with our traditional telecommunications and data and Internet offerings in several markets in our local service area, including Colorado, Nebraska,

Arizona and Washington. We believe relationships such as these will be important for us to provide the full suite of products being demanded by the market.

  Distribution Channels

        We sell our retail wireline products and services through a variety of channels, including direct-sales marketing, telemarketing and arrangements with third-party agents. We also provide the use of similar products and services, and the use of our network assets on a wholesale basis, as described above.

Wireless Services

        We operate wireless services primarily through our wholly owned subsidiary, Qwest Wireless LLC. Through Qwest Wireless, we operate a personal communications service, or PCS, wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. We currently provide wireless products and services to consumer and business customers within these select markets. To provide these services, we hold 10 megahertz, or MHz, PCS licenses that were issued in 1997 with 10-year terms and are renewable for successive 10-year terms under Federal Communications Commission, or FCC, regulations. We also provide digital wireless services in the 1900 MHz band.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network.

        We market our wireless products and services through our website, partnership relationships and our sales/call centers. We offer consumer and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer integrated service, which enables customers to use the same telephone number and voicemail box for their wireless phone as for their home or business phone.

        We intend to transfer ownership of Qwest Wireless to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004.

Other Services

        We provide other services that primarily involve the sublease of some of our real estate assets, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area. We also provide affiliate services which consist of telecommunication services provided to affiliated enterprises.

Importance, Duration and Effect of Patents, Tradenames and Copyrights

        Either directly or through our subsidiaries, we own or have licenses to various patents, tradenames, copyrights and other intellectual property necessary to the conduct of our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

Wireline Services

        Local Voice Services.    In providing local voice services to our consumer and business customers within our local service area, we compete with CLECs, including some owned by national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers and, increasingly, with wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2002. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that interconnect fees we receive from either IXCs or CLECs will be reduced if phone-to-phone VoIP calls are determined by the FCC or otherwise not to be subject to intercarrier compensation obligations that apply to traditional telephony.

        Our existing infrastructure and long-standing customer relationships make us the market leader in providing local voice services in our local service area. Although our status as an incumbent local exchange carrier, or ILEC, helps make us the leader in providing wireline services within our local service area, increased competition has resulted in recent declines in billable access lines.

        Our competitors, mainly CLECs and CLEC/IXC combinations, have accelerated their use of unbundled network element—platforms, or UNE-P. This wholesale service, which as a matter of current federal and state laws and regulations we are required to provide at wholesale rates, allows our competitors to purchase all of the elements they may need to provide competitive local services to our customers. Bell Operating Companies, or BOCs, such as Qwest, are required to make their network elements available to competitors, which allows IXCs and CLECs an alternative to building their own telecommunications facilities. Consequently, we believe these competitors are able to provide local service at a cost advantage, allowing them to gain market share. Meanwhile, the obligation to provide UNEs reduces our revenue and margin. We believe the offering of UNE-P services will continue to cause downward pressure on our margins and result in incremental retail access line losses.

        IntraLATA Long-Distance Voice Services.    National carriers, CLECs and other resellers, such as AT&T Corporation, Sprint, and MCI (formerly known as WorldCom, Inc.) compete with us in providing IntraLATA long-distance services in our local service area. Wireless providers also market long-distance services as a substitute to traditional wireline service, and wireless services include both IntraLATA and InterLATA long-distance.

        Competition in the long-distance consumer market is based primarily on price, customer service, quality and reliability. We are the market share leader in providing IntraLATA long-distance service within our local service area, but face increasing competition from national carriers, which have substantial financial and technical resources. Competition in the business market is based on similar factors, as well as the ability to offer a ubiquitous solution nationwide.

        In addition, the emergence of certain competitors, such as MCI, XO Communications, Inc. and McLeodUSA Incorporated, from bankruptcy proceedings with substantially reduced debt could precipitate an industry-wide reduction in prices, thereby causing a decline in our revenues.

        Access Services.    In providing switched access services, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in billable access minutes of use billed to IXCs and wireless carriers. Also, we earn certain revenues when we originate or terminate calls that are carried by IXCs and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers seek to bypass the traditional methods and obligations to pay this form of intercarrier compensation, or the related "reciprocal compensation" which we earn for use of our network in originating or terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must factor the costs of carrier access charges and reciprocal compensation into their charges.

        Data and Internet Services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, BOCs, CLECs and large integrators. Large integrators like International Business Machines Corporation and Electronic Data Systems Corporation are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete to a degree with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband may enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

        Wireless Services.    The market for wireless services within our local service area remains highly competitive. We compete with AT&T Wireless Services, Inc., Verizon Communications Inc., T-Mobile International, Sprint and Nextel Communications, among others. Although we expect our competitive position to improve after we begin offering Sprint's nationwide wireless service under our brand name to customers in our local service area, we continue to face heavy competition from national, and some regional, wireless carriers. Competition may increase as additional spectrum is made available within our local service area, both to new competitors and to current wireless providers who may acquire additional spectrum in order to increase their coverage areas and service quality. Competition in the wireless market is based primarily on price, coverage area, services, features, handsets, technical quality and customer service. Our future competitive position will depend on our ability to successfully integrate Sprint services into our branded service offerings and our ability to offer new features and services in packages that meet our customers' needs.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of tariffs for our intrastate services, where required.

        This structure of public utility regulation generally prescribes the rates, terms and conditions of our regulated wholesale and retail products and services (including those sold or leased to CLECs). While there is some commonality among the regulatory frameworks from jurisdiction to jurisdiction, each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities' activities. For example, in varying degrees, jurisdictions may provide limited restrictions on the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to, CLECs. These decisions establish our obligations in our local service area and affect our ability to compete outside our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

        In May 2002, the D.C. Circuit Court of Appeals issued an order on the FCC's rules that determined the UNEs are required to be made available to competitors. The court reversed the FCC, finding that the agency had not given adequate consideration to or properly applied the "necessary and impair" standard of the Telecommunications Act. The court also ruled that the FCC impermissibly failed to take into account the relevance of competition by other types of service providers, including cable and satellite companies. Finally, the court overturned a separate order of the FCC that had authorized "line sharing" where a CLEC purchases only a portion of the copper line connecting the end-user. This enables the CLEC to provide high-speed broadband services utilizing DSL technology. Petitions for rehearing were filed with the D.C. Circuit and a petition for certiorari was filed with the United States Supreme Court. All of these were denied. The D.C. Circuit did stay its order vacating the FCC's rules until February 20, 2003 to permit the FCC to complete an ongoing rulemaking to determine what elements should be unbundled.

        On February 20, 2003, the FCC announced that it planned to adopt revised rules prescribing ILECs' obligations to make UNEs available to competitors. The press release accompanying the FCC's announcement indicated that the FCC's new rules would relieve ILECs of some unbundling obligations, while charging state regulators with the task of determining other unbundling obligations. The FCC did not actually release these rules and an accompanying lengthy decision until August 21, 2003 in its triennial review order. The triennial review order addresses a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order are: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state PUCs may initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state PUCs to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state PUCs must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We have joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We believe that the FCC did not comply with the May 2002 ruling by the D.C. Circuit by failing to properly apply the "necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state PUCs its responsibilities under the Telecommunications Act. We have also joined with the same companies in requesting that the D.C. Circuit postpone the effectiveness of the triennial review order and accompanying rules until after our appeal of the triennial review order is completed, assuming that the court does not grant our request that the rules be immediately invalidated. Finally, we have filed an appeal of the triennial review order, which, together with appeals by a number of other parties, was consolidated in the Eighth Circuit Court of Appeals. Other ILECs and we, in turn, filed a motion to have these consolidated appeals transferred back to the D.C. Circuit, and the Eighth Circuit granted this motion. Accordingly, all matters associated with the appeal of the triennial review order will be heard by the D.C. Circuit.

        On September 15, 2003, the FCC released a Notice of Proposed Rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and the discounts to CLECs on our services they intend to resell are established. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, or TELRIC, the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenues and margins associated with our provision of UNEs to CLECs.

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings, and they are inter-related, and new technologies (such as VoIP) are emerging that pose further complications, it may take some time for the rulemaking to be completed. It is possible that the FCC will recommend a major restructuring of the current system of intercarrier compensation for use of local networks, and this would affect our rights to claim payment for carrier access charges. There has been a national trend towards reducing the amounts charged for "reciprocal compensation" for use of networks to originate or terminate local, intraLATA and other intra-state calls, in preference for a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state regulatory agencies that regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

        On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service, or CALLS. The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: (i) elimination of the residential pre-subscribed IXC charge; (ii) increases in subscriber line charges; (iii) reductions in switched access usage rates; and (iv) the removal of certain implicit universal service support from access charges and direct recovery from end-users; and commitments from participating IXCs to pass through access charge reductions to end-users. We have opted into the five-year CALLS plan.

Advanced Telecommunications Services

        The FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Telecommunications Act that govern telephone exchange and exchange access services. In January 2002, the FCC released a Notice of Proposed Rulemaking regarding the Regulatory Requirements for ILEC Broadband Telecommunications Services. In this proceeding the FCC has sought comment on what changes should be made in traditional regulatory requirements to reflect the competitive market and create incentives for broadband services growth and investment. The FCC has not yet issued final rules.

Intercarrier Compensation

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commenced a broad inquiry into, and initiated a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic and (ii) access charges that apply to long-distance traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep" under which carriers freely exchange traffic and collect charges from their end-user customers in lieu of the present system in which carriers are obliged to compensate one another for network utilization. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users.

        On April 27, 2001, the FCC issued an Order with regard to intercarrier compensation for Internet service provider, or ISP-bound traffic. The Order required carriers serving ISP-bound traffic to reduce reciprocal compensation rates over a 36-month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction lowered costs that we paid CLECs for delivering such traffic to other carriers, but has not had, and is not likely to have, a material effect on our results of operations.

        On May 3, 2002, the D.C. Circuit Court of Appeals remanded the matter to the FCC to implement a rate methodology that is consistent with the court's ruling. The rules promulgated by the FCC remain in effect while the agency contemplates further action. Modifications in the FCC's rules or prescribed rates could increase our expenses.

Wireless Local Number Portability

        On November 10, 2003, the FCC issued an order and further notice of proposed rulemaking on local number portability, or LNP, mandating that wireline carriers must port telephone numbers to wireless carriers. The LNP order provided guidance to both the wireline and wireless industries on matters related to "intermodal" LNP, or the ability of customers to switch from a wireline carrier to a wireless carrier or from a wireless to a wireline carrier without changing telephone numbers.

        In the LNP order, the FCC prescribed that porting from a wireline carrier to a wireless carrier is required where the requesting wireless carrier's coverage area overlaps the geographic location in which the wireline number is provisioned, including cases where the wireless carrier does not have a point of interconnection or numbering resources in the rate center to which the phone number is assigned. The FCC also sought comment on and will issue further rules regarding the facilitation of wireless to wireline porting in cases where the rate center associated with the wireless number is different from the rate center in which the wireline carrier seeks to serve the customer. The LNP order was preceded by an FCC order, dated October 7, 2003, that dealt with issues related to implementation of wireless-to-wireless LNP.

        The FCC's rules, particularly those related to wireline-to-wireless LNP, may result in an acceleration of wireline access line loss by the Company.

Voice Over IP

        On December 1, 2003, the FCC conducted a public forum hearing to gather information concerning advancements, innovations, and regulatory issues related to VoIP services. Chairman Powell of the FCC has announced an intention to make VoIP a higher priority on the FCC's agenda in the next year. Also, it is expected that sometime early in 2004 a formal rulemaking proceeding will begin concerning VoIP, which will raise issues that overlap, to a degree, with the rulemaking concerning ILEC Broadband Telecommunications Services and the Intercarrier Compensation proceeding. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect our business. One is whether VoIP, and/or other forms of VoIP, should be subject to ordinary intercarrier compensation requirements and other federal or state requirements such as those that impose a fee to support "universal service" and support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. Another issue is whether VoIP providers should have some form of, or any, exemption or immunity from either federal or state regulation. We are following these developments closely, as our network is capable of VoIP transport and similarly can be used to carry combinations of voice and other forms of data in a packeted, IP-addressed format. As a company, we are committed to development of VoIP for our customers, and our VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified.

Employees

        As of November 30, 2003, we employed approximately 32,000 employees. In accordance with plans that QCII approved in the fourth quarter of 2001 and the third quarter of 2002, we reduced our employee levels by approximately 5,500 employees. There is additional information regarding the restructuring in Note 4—Restructuring and Merger-related (Credits) Charges to our consolidated financial statements in Item 8 of this report.

        Approximately 27,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. We recently entered into new two-year collective bargaining agreements with the CWA and IBEW. Each of these agreements was ratified by union members, went into effect on August 17, 2003 and expires on August 13, 2005. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits.

Website Access

        Our website address is www.qwest.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading "SEC Filings." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2002	2001	2000
		(As restated)
Land and buildings	7%	7%	7%
Communications equipment	44%	44%	42%
Other network equipment	43%	41%	41%
General-purpose computers and other	6%	7%	7%
Construction in progress	0%	1%	3%

	100%	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $42.4 billion and $43.0 billion (as restated) at December 31, 2002 and 2001, respectively, including the effect of retirements, but before deducting accumulated depreciation.

        We own and lease sales offices in major metropolitan locations. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Involving Qwest

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended, or the 1933 Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains, and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod and Eschelon Telecom, Inc. discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all carriers other than Eschelon and McLeod; this discount would be applicable to purchases made by these carriers during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) during the months of November 2000 through February 2001;

  •
  pay all carriers other than Eschelon and McLeod monthly credits of $2 per access line (subject to certain offsets) during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all wholesale intrastate services performed by us. We plan to file exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters. On June 26, 2003, we received from the FCC a letter of inquiry seeking information about these matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied, and subsequently perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. Through December 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. On December 11, 2003, we received a request for information from the FCC related to changes in certain customers' preferred carriers for interLATA or intraLATA long distance service. We may become subject to other investigations or complaints in the future, and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

Legal Proceedings Involving QCII

        QCII is involved in several investigations, securities actions and other matters that, if resolved against QCII, could have a material adverse effect on our business and financial condition. These matters are more fully described below.

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII Form 10-K for the year ended December 31, 2002, or the QCII 2002 Form 10-K. Some of these accounting practices and transactions and related disclosures also are the subject of various adjustments and restatements described in this Form 10-K. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of 2001 and 2000 Consolidated Financial Statements in Part II, Item 7 below for more information about our restatement. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        During 2002, the United States Congress held hearings regarding QCII and matters that are similar to those being investigated by the SEC and the U.S. Attorney's Office. QCII cooperated fully with Congress in connection with those hearings.

        While QCII is continuing in its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. Such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration, or GSA, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral is last February's indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

Securities Actions and Derivative Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action". Plaintiffs in the consolidated securities action name as defendants in the Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which was filed on or about August 21, 2002, QCII, its former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that QCII's financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that QCII and certain of the individual defendants violated section 11 of the 1933 Act, and that certain of the individual defendants are liable as control persons under section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of QCII's common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of QCII's notes dated July 12, 2001; and (3) the exchange of $3.75 billion of QCII's notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both QCII and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin QCII's sale of Qwest Dex, Inc. or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of QCII's Board of Directors, or the Board, and naming QCII as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to QCII by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to QCII by causing or permitting it to commit alleged securities violations, thus (i) causing it to be sued for such violations, and (ii) subjecting it to adverse publicity, increasing its cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about QCII. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of QCII's consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff, and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things, that (i) certain officers and/or directors traded QCII's stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

        On March 6, 2002, an alleged derivative lawsuit was filed in the District Court for the City and County of Denver, naming as defendants each of the then members of the Board, certain former officers of QCII and Arthur Andersen LLP. QCII is named as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges that the Board members intentionally or recklessly breached their fiduciary duties to QCII by causing or allowing it to issue financial disclosures that were false or misleading. Plaintiffs seek unspecified damages on QCII's behalf against the defendants. On July 2, 2002, this state court derivative lawsuit was stayed pending further order of the court. On or about August 1, 2003, the plaintiffs filed an amended derivative complaint, which does not contain claims against QCII's former officers and Arthur Andersen LLP, but continues to assert claims against the Board defendants. In the amended complaint, the plaintiffs allege, among other things, that the individual defendants abdicated their duty to implement and maintain an adequate internal accounting control system and thus allegedly violated (i) their fiduciary duties of loyalty and good faith; (ii) GAAP; and (iii) QCII's Audit Committee's charter (which requires, among other things, that QCII's Audit Committee serve as an independent and objective party to monitor QCII's financial reporting and internal control system). The amended complaint also states new claims against Mr. Nacchio for his alleged breach of fiduciary duties. Plaintiffs seek a court order requiring that Mr. Nacchio disgorge to QCII all of his 2001 compensation, including salary, bonus, long-term incentive payouts and stock options. In addition, the plaintiffs contend that Mr. Nacchio breached his fiduciary duties to QCII by virtue of his sales of its stock allegedly made using his knowledge of material non-public information. The plaintiffs seek the imposition of a constructive trust on any profits Mr. Nacchio obtained by virtue of these sales.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below and referred to as the "consolidated ERISA action." QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002 names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and QCII's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act, or ERISA, alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of the Board and QCII current Chief Financial Officer, Oren G. Shaffer, and naming QCII as a nominal defendant. On or about September

16, 2002, an amended complaint was filed in the action, naming the same defendants except Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of the Board and names QCII as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an amended complaint, or the Second Amended Complaint, was later filed on or about January 23, 2003, and names as defendants the current members of the Board, former Board member Hank Brown, QCII's former Chief Executive Officer, Joseph P. Nacchio, and QCII's former Chief Financial Officer, Robert Woodruff, and names QCII as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments of $13 million to QCII's former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate QCII for any insider trading profits. Plaintiffs likewise allege that QCII is entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to QCII all salaries and other remuneration paid to them by it during the time they breached their fiduciary duties, and that the court order the defendants to enforce policies, practices and procedures on behalf of QCII designed to detect and prevent illegal conduct by its employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of QCII's Board of Directors, certain of QCII's former officers, Anschutz Company and QCII as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to QCII and damaged QCII by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing QCII to issue false and misleading statements and financial results to the market regarding its earnings, revenues, business and investments; (iii) exposing QCII to massive liability for securities fraud; (iv) damaging QCII's reputation; and (v) trading QCII's shares while in possession of material, non-public information regarding its true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence and unjust enrichment against some of QCII's former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of QCII's former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint, which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) disgorgement of any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System, or CalSTRS, filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate Qwest's revenues and decrease its expenses so that Qwest would appear more successful than it actually was." The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold QCII's notes and stock and their true value); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against QCII for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenues and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois, or SURSI, filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint, dropping (i) certain individual and corporate defendants, and (ii) its claim under the Illinois Consumer Fraud and Deceptive Business Practices Act. The second amended complaint alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities. The complaint alleges, among other things that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate QCII's revenues and decrease its expenses by, among other allegations, improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint, KMC, KPNQwest, and Koninklijke KPN, N.V. The complaint purports to state causes of action against QCII under: (i) the Illinois Securities Act; (ii) common law fraud;

(iii) common law negligent misrepresentation; and (iv) section 11 of the 1933 Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement.

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements of its financial statements for fiscal 2001 and 2000 affect the risks presented by these cases. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purposes of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII has a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in our favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges QCII's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiff's property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-

way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, QCII cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report. For the years ended December 31, 2001 and 2000, the data in the table below is presented on an as adjusted basis to reflect the restatement of results for those years (see below and Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report). The selected consolidated financial data for the years ended December 31, 2002, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included in Item 8 of this report. The results presented below for the years ended December 31, 1999 and 1998 were previously audited by other independent auditors who have ceased operations.

	Year Ended December 31,
	2002	2001 (As restated)	2000 (As restated)	1999	1998
	(Dollars in millions)
Operating revenues	$11,916	$12,537	$12,084	$11,464	$10,871
Operating expenses	9,914	9,748	9,872	8,504	8,253
Operating income	2,002	2,789	2,212	2,960	2,618
Income before income taxes and cumulative effect of change in accounting principle	1,294	2,245	1,646	2,520	2,150
Net income(1)	$805	$1,407	$902	$1,562	$1,335
Balance sheet data:
Total assets	$22,525	$24,386	$22,562	$19,978	$17,578
Total debt(2)	9,159	9,584	8,738	7,092	5,943
Debt to total capital ratio(3)	67%	68%	66%	60%	57%
Other data:
Cash provided by operating activities	$4,253	$3,662	$4,019	$4,240	$3,525
Cash used for investing activities	(1,818)	(4,448)	(4,560)	(3,802)	(2,622)
Cash (used for) provided by financing activities	(2,353)	824	592	(445)	(861)
Capital expenditures	1,823	4,505	4,600	3,754	2,566

(1)
Amounts that follow in this footnote are on an after-tax basis.

  2002.    2002 net income includes a charge of $505 million for asset impairments and a net charge of $12 million for restructuring and Merger-related (credits) charges.

  2001.    2001 net income includes charges aggregating $203 million for restructuring and Merger-related (credits) charges, a charge of $136 million for a depreciation adjustment on access lines returned to service, a charge of $30 million for asset impairments, and a gain of $31 million for the sale of rural exchanges.

  2000.    2000 net income includes a charge of $498 million for Merger-related costs, a charge of $205 million for asset impairments and a combined loss of $7 million on the sale of rural access lines and other non-strategic assets.

  1998.    1998 net income includes expenses of $58 million associated with the June 12, 1998 separation of U S WEST Communications, Inc.'s former parent company into two independent companies and an asset impairment charge of $21 million.

(2)
Amounts include borrowings from third parties and from affiliates, and exclude future purchase commitments, operating leases, letters of credit and guarantees. At December 31, 2002, the amount of those future purchase commitments, operating leases and letters of credit was approximately $1.507 billion.

(3)
The debt to total capital ratio is a measure of the amount of debt in our capitalization. The ratio is calculated by dividing debt by total capital. Debt includes current borrowings and long-term borrowings as reflected in our consolidated balance sheets in Item 8 of this report. Total capital is the sum of debt and total stockholder's equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 7 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Restatement of 2001 and 2000 Consolidated Financial Statements

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors.

        The nature of the errors and the restatement adjustments that we have made to our financial statements for years ended December 31, 2001 and 2000 are described in Item 1 Business—Impact of Restatement and are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

        The net impact of the restatement adjustments is summarized as follows:

	Year Ended December 31,
	2001	2000
	(Dollars in millions)
Revenue	$(138)	$(216)

Income before income taxes and cumulative effect of change in accounting principle	$(533)	$(258)

Net income	$(330)	$(294)

        The restatements involve revenue recognition issues related to termination fees, wireless revenues and installation fees, and expense recognition, as well as other matters. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Results of Operations

Overview

        We generate revenues from the provision of voice services, data and Internet services, wireless services, other services and services to our affiliates. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. A further description of each revenue category is as follows:

  •
  Voice services.  Voice services revenue includes local voice services revenue, IntraLATA long-distance voice services revenue and access services revenue. Local voice services revenue includes revenues from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and CPE. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenues from IntraLATA long-distance services within our local service area. Access services revenue primarily includes revenues from switched access services.

  •
  Data and Internet services.  Data and Internet services revenue includes revenues from data services (such as traditional private lines, wholesale private lines, ISDN, frame relay, ATM and related CPE) and Internet services (such as DSL, Internet dial access, professional services and related CPE).

  •
  Wireless services.  Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 MHz licenses to provide PCS in select markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint, that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network.

  We intend to transfer ownership of Qwest Wireless to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004.

  •
  Other services.  Other services revenue is predominately derived from subleases related to our unused real estate assets, such as space in our office buildings, warehouses and other properties.

  •
  Affiliate services.  Affiliate revenue is derived from telecommunications services provided to our affiliated entities. We generally provide the same products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry and our local service area. First, the weak economy in our local service area has continued to impact demand from both our consumer and business customers. The impacts include reduced demand for services resulting in loss of access lines, renegotiated commitments and loss of customers. We believe demand will continue to be affected because the economy's recovery in our local service area is expected to lag the national recovery. Second, technology substitution and competition are expected to lead to continued access line loss. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television and wireless. Third, our results continue to be impacted by regulatory responses to the competitive landscape for our local services.

  Revenue

        In general, we expect to see a continued decrease in voice-related revenue as a result of a decrease in access lines and wireless subscribers. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. In addition, our competitors have accelerated their use of UNE-P to deliver voice services. Although the use of UNE-P did not have a material impact on our operations in 2002, we believe the offering of UNE-P services will cause downward pressure on our revenue and result in incremental retail access line losses.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans that allow us to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

        Starting in 2004, wireless offerings will be expanded through a new arrangement with Sprint. This arrangement will enable utilization of Sprint's nationwide digital wireless network to offer customers new voice and data capabilities.

        We expect to see the pace of growth in affiliate revenue to accelerate. We continued to transition telecommunications traffic previously carried by third parties. In addition, our affiliates have expanded their data communications needs. During 2004, we expect affiliate revenue to rise due to an increase in access fees charged to our affiliates selling interexchange services in our region.

  Expenses

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell and regulatory and market pricing stresses may pressure operating margins.

        We expect the pace of affiliate cost increases to slow and potentially stabilize as a result of the completion in 2003 of the bulk of functional consolidation and employee transfers.

        Employee costs savings due to restructuring and merger related synergies resulted from the cumulative reduction of employees from 2000 to 2002. However, these reductions coupled with lower network costs were partially offset by increases in affiliate costs, bad debt, pension and retiree costs, and property and other taxes.

Presentation

        The results for 2001 and 2000 presented below are "As Restated." Please refer to Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our consolidated financial statements, an overview of the operational results is provided below. Unless otherwise indicated, all information is presented in accordance with GAAP.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's 2002 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. See further discussion in Note 15—Contributions to QCII Segments to our consolidated financial statements in Item 8 of this report.

Results of Operations

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 v 2001	2001 v 2000	2002 v 2001	2001 v 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Operating revenues	$11,916	$12,537	$12,084	$(621)	$453	(5)%	4%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	2,674	3,058	2,987	(384)	71	(13)%	2%
Selling, general and administrative	3,435	3,216	3,315	219	(99)	7%	(3)%
Depreciation	2,655	2,902	2,311	(247)	591	(9)%	26%
Intangible assets amortization	302	191	111	111	80	58%	72%
Asset impairment charges	829	49	335	780	(286)	nm	(85)%
Restructuring and other charges—net	49	212	—	(163)	212	(77)%	nm
Merger-related (credits) charges—net	(30)	120	813	(150)	(693)	(125)%	(85)%

Operating income	2,002	2,789	2,212	(787)	577	(28)%	26%
Other expense (income):
Interest expense—net	699	613	549	86	64	14%	12%
(Gain) loss on sale of rural exchanges and other fixed assets	—	(51)	11	51	(62)	nm	nm
Other expense (income)—net	9	(18)	6	27	(24)	nm	nm

Total other expense—net	708	544	566	164	(22)	30%	(4)%
Income before income taxes and cumulative effect of change in accounting principle	1,294	2,245	1,646	(951)	599	(42)%	36%
Income tax expense	(489)	(838)	(703)	349	(135)	(42)%	19%

Income before cumulative effect of change in accounting principle	805	1,407	943	(602)	464	(43)%	49%
Cumulative effect of change in accounting principle, net of tax	—	—	(41)	—	41	nm	nm

Net income	$805	$1,407	$902	$(602)	$505	(43)%	56%

nm—not meaningful

Operating Revenues

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 v 2001	2001 v 2000	2002 v 2001	2001 v 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Voice services	$8,606	$9,301	$9,434	$(695)	$(133)	(7)%	(1)%
Data and Internet services	2,189	2,168	1,888	21	280	1%	15%
Wireless	694	688	422	6	266	1%	63%
Other services	16	12	3	4	9	33%	nm
Affiliate services	411	368	337	43	31	12%	9%

Total operating revenues	$11,916	$12,537	$12,084	$(621)	$453	(5)%	4%

        For a description of the products and services included in each revenue line item, see "Overview" above.

  Voice Services

        Voice services revenues decreased $695 million, or 7%, in 2002 and decreased $133 million, or 1%, in 2001.

  Voice Services 2002 vs. 2001

        The voice services decrease in 2002 was the result of access line losses, intense competition for products and services, and a reduction in wholesale switched access revenue, each of which is discussed further below.

        We experienced a decline in local voice services revenue of $280 million in 2002 associated with the loss of approximately 781,000 access lines and related services. The access line loss was driven by a soft economy in our local service area, technology substitution to wireless and broadband services and other competition. We are experiencing competition from both facility-based and non facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. Additionally, there is another component of the decline of voice service revenue of $110 million in 2002 that reflects declines in demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, telecommunications company bankruptcies, wireless substitution of public telephones and deteriorating economic conditions.

        Intense competition throughout the last half of 2001 and during 2002, caused IntraLATA long-distance voice revenues to decline by $98 million in 2002.

        We also experienced a revenue decline of $207 million in switched access revenue in 2002. The switched access revenue declines were primarily due to pricing and volume declines. Pricing declines occurred due to state regulatory actions and the CALLS order. The CALLS order capped prices for certain services, which resulted in a price decline for switched access services. Volumes also fell due to general declines in demand for long-distance usage and competitive losses.

  Voice Services 2001 vs. 2000

        The decrease in 2001 voice services revenue of $133 million included declines in switched access revenue, business customer price reductions, and access line losses in 2001. Total access lines declined by 304,000. The switched access revenue declines were primarily due to the same competitive and industry effects described for 2002 above. During 2001 and 2000, we reduced our rates to business customers to remain competitive in the marketplace for advanced voice services. In addition, business customers converted their single access lines to a fewer number of high-speed, high-capacity access lines allowing for the transport of multiple simultaneous telephone calls and transmission of data at higher rates of speed. This conversion effectively resulted in the rate reduction and contributed to access line loss.

  Data and Internet Services

        Data and Internet services revenues remained relatively flat in 2002 and increased $280 million, or 15%, in 2001.

  Data and Internet Services 2002 vs. 2001

        In 2002, data and Internet services revenue increases of $21 million were derived primarily from DSL and other Internet services that were partially offset by declines in data services such as wholesale private line and ISDN.

  Data and Internet Services 2001 vs. 2000

        In 2001, data and Internet services revenue increases of $280 million were derived primarily from business and wholesale private line services, ISDN and frame relay sales. This reflected expanding customer telecommunications needs during 2000 and early 2001. DSL revenues also increased in 2001 as a result of subscriber growth.

  Wireless 2002 vs. 2001

        Although net subscribers fell to 1.03 million in 2002, from 1.12 million in 2001, revenues increased slightly. We did not experience an overall revenue decline due to the timing of the acquisition and disposition of customers between the years. The fall in subscribers, despite an expanding overall market, reflects our decision to de-emphasize sales of wireless services on a stand-alone basis, tighten credit policies and limit product marketing, as well as the impact of intense industry competition, the economic slowdown, lack of a national network and higher than expected customer disconnects. During 2002, our wireless penetration percentage (our wireless subscribers divided by the total number of subscribers in the points-of-presence we cover) declined in the markets we serve to 4.66% in 2002 from 5.73% in 2001.

  Wireless 2001 vs. 2000

        In 2001, revenues increased $266 million or 63%. Total wireless subscribers increased to 1.12 million in 2001 from 805,000 in 2000. The increase in subscribers reflected the increase in demand for wireless services and our focus on growing the wireless subscriber base.

  Affiliate Services

        Affiliate services revenue increased $43 million, or 12%, in 2002 and increased $31 million, or 9%, in 2001. These increases were caused by a migration of telecommunications traffic from third-party providers onto our network.

Operating Expenses

        The following table provides detail regarding our operating expenses:

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Operating expenses:
Cost of sales	$2,674	$3,058	$2,987	$(384)	$71	(13)%	2%
Selling, general and administrative ("SG&A")	3,435	3,216	3,315	219	(99)	7%	(3)%
Depreciation	2,655	2,902	2,311	(247)	591	(9)%	26%
Intangible assets amortization	302	191	111	111	80	58%	72%
Asset impairment charges	829	49	335	780	(286)	nm	(85)%
Restructuring and other charges — net	49	212	—	(163)	212	(77)%	nm
Merger-related (credits) charges — net	(30)	120	813	(150)	(693)	(125)%	(85)%

Total operating expenses	$9,914	$9,748	$9,872	$166	$(124)	2%	(1)%

        nm—not meaningful

Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Employee and service-related costs	$1,600	$1,696	$1,651	$(96)	$45	(6)%	3%
Network costs	331	496	518	(165)	(22)	(33)%	(4)%
Non-employee related costs	363	529	462	(166)	67	(31)%	15%
Affiliate costs	380	337	356	43	(19)	13%	(5)%

Total cost of sales	$2,674	$3,058	$2,987	$(384)	$71	(13)%	2%

        Cost of sales includes salaries and wages, benefits, network costs, materials and supplies, contracted engineering services and computer systems support. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers. Cost of sales, as a percentage of revenue, was 22% for 2002, 24% for 2001 and 25% in 2000. The decrease in cost of sales as a percent of revenue between 2001 and 2000 was primarily driven by increased revenue. In 2002, the decrease was driven by the cost reductions described below.

        Total cost of sales decreased $384 million, or 13%, in 2002 and increased $71 million, or 2%, in 2001. During 2002, our expenses declined primarily due to lower staffing requirements and lower sales volumes. During 2001, our expenses increased primarily due to higher employee and non-employee costs described below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs decreased $96 million, or 6%, in 2002 and increased $45 million, or 3%, in 2001. The decrease in 2002 was related to lower headcount requirements associated with prior restructuring efficiencies and moving work previously performed by third-party contractors to employees, partially offset by a lower pension credit and higher healthcare costs in 2002. The increase in 2001 was primarily related to higher employee benefits costs and professional fees.

        Our network costs decreased $165 million, or 33%, in 2002 and decreased $22 million, or 4%, in 2001. During 2002, we reduced our reliance on third-party contractors to provide network maintenance services by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers. In 2001, the decrease was primarily due to reductions in third-party contractors providing network maintenance services.

        Non-employee related costs, such as real estate costs, and reciprocal compensation payments due to ISPs (fees for terminating our customers' calls onto their networks), decreased $166 million, or 31%, in 2002 and increased $67 million, or 15%, in 2001. The decrease in 2002 is attributable to lower reciprocal compensation costs due to an April 2001 FCC order which limited the amount of reciprocal compensation due to ISPs and improved management expense controls in the areas of postage and shipping costs. The increase in 2001 is primarily due to reserves for legal liabilities and increased software expenses.

        Affiliate costs, such as services for corporate administration, information technology, advertising and technical support, increased $43 million, or 13%, in 2002 and were relatively flat in 2001. The increase in 2002 is primarily due to increases of purchased technical support resources, and buying long distance services from an affiliate rather than a third party.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component:

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Employee and service-related costs	$884	$1,178	$1,620	$(294)	$(442)	(25)%	(27)%
Bad debt	331	278	187	53	91	19%	49%
Property and other taxes	427	386	414	41	(28)	11%	(7)%
Non-employee related costs	503	356	337	147	19	41%	6%
Affiliate costs	1,290	1,018	757	272	261	27%	34%

Total SG&A	$3,435	$3,216	$3,315	$219	$(99)	7%	(3)%

        SG&A expenses include salaries and wages that are not directly attributable to products or services, employee benefits, sales commissions, bad debt charges, taxes other than income taxes, rent for administrative space, advertising, professional service fees and computer systems support. SG&A, as a percent of revenue, was 29% for 2002, 26% for 2001 and 27% for 2000. The variances driving the percentage changes are described below.

        Total SG&A increased $219 million, or 7%, in 2002 and decreased $99 million, or 3%, in 2001. The 2002 increase relates primarily to increased affiliate expenses and establishing reserves for outstanding litigation. The 2001 decrease was due to lower employee costs partially offset by higher bad debt.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs), decreased $294 million, or 25%, in 2002 and decreased $442 million, or 27%, in 2001. In 2002, the decrease was associated with lower salaries and wages from staffing reductions associated with prior restructuring efficiencies and transition of employees to other affiliates, and was due to lower professional fees associated with reduced payments to third-party service providers for previously outsourced customer service functions in the wireless services segment. Employee and service-related expenses decreased $442 million in 2001 primarily from lower salaries and wages, benefits and incentive compensation costs due to staffing reductions and transfers of employees to affiliates.

        Bad debt expense increased $53 million, or 19%, in 2002 and increased $91 million, or 49%, in 2001. Bad debt expense increased as a percentage of revenue to 2.8% in 2002 from 2.2% in 2001. The 2002 increase as a percentage of revenue was due primarily to bankruptcies of wholesale customers and weak economic conditions offset by improved collections practices and tighter credit policies. Bad debt expense increased $91 million in 2001 as a result of the impact of the slow down of the economy and the customer bankruptcies.

        Property and other taxes increased $41 million, or 11%, in 2002 and decreased $28 million, or 7%, in 2001. The increase in 2002 is attributable to capital expansion for the traditional telephone network that took place during the years ended December 31, 2001 and 2000. The decrease in 2001 is attributable to changes in estimates of property tax liabilities.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, increased $147 million, or 41%, in 2002 and increased $19 million, or 6%, in 2001. In 2002, increased expenses were due to increased reserves for outstanding litigation. In 2001, increased expenses were due to increased marketing and advertising costs.

        Affiliate expenses, such as services for corporate administration, information technology, advertising and technical support, increased $272 million, or 27%, in 2002 and increased $261 million,

or 34%, in 2001. The 2002 increase was primarily due to an increase in marketing, advertising, and administrative costs from affiliates. The increase in 2001 is primarily attributable to the purchase of services from affiliates. Previously, a portion of these services were provided by our employees however, as noted above and explained more fully below, these employees were transferred to an affiliate and charged back to us. In addition, affiliate entities reviewed the services performed and began billing us for administrative services during 2001.

        Prior to a company realignment that occurred in March 2001, our employees performed services that are now performed by QSC employees. Employees that were transferred to QSC provide services such as technical support, marketing, sales, product management, and risk management. In addition, the level of service QSC employees were providing to us for our corporate finance, accounting, human resources, executive management and public policy services increased. As a result, during 2002, our affiliates increased the proportionate share of administrative costs billed to us. The 2001 increase includes a partial year of realigned operations; the 2002 increase includes a full year of realigned operations.

        In addition to the increases due to realignment, allocation of marketing costs from QSC to us increased in 2002 due to a proportionate increase in revenues from the sale of our products relative to the revenues generated from the sale of our affiliates' products.

Combined Pension and Post-Retirement Benefits

        Our results include a pension credit allocated by QCII, net of post-retirement expenses, of $53 million in 2002, $267 million in 2001 and $245 million in 2000. Absent these credits, our net income in each of these years would have been lower by these amounts. The net pension credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. We expect that we will incur net pension expense of approximately $217 million in 2003 as opposed to the net pension credits discussed above.

        The net pension credit is allocated partially to cost of sales and the remaining balance to SG&A. For 2002, 2001 and 2000, the net pension credit allocated to cost of sales was $30 million, $186 million and $166 million, respectively. For 2002, 2001 and 2000, the net pension credit allocated to SG&A was $23 million, $81 million and $79 million, respectively. A reduction in the expected return on plan assets as well as a reduction in recognized actuarial gains, offset by lower service and interest costs, accounted for the decrease in the allocated pension credit for 2002. We expect that our 2003 allocated pension credit will be lower than 2002 due to the volatile equity market conditions of 2000 through 2002 and the scheduled increase in pension benefits required under our union contracts. We also expect our allocated post-retirement expenses to increase as a result of rising health care rates. As a result, we expect that we will record a net expense in 2003 as opposed to a net credit. We do not expect to make any contributions to the post-retirement healthcare or life trusts in 2003. You can find additional information on our participation in QCII's pension and post-retirement plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report. Also, for a discussion of the accounting treatment and assumptions regarding pension and post-retirement benefits, see the discussion of Critical Accounting Policies in this item 7 below.

  Depreciation

        Depreciation expense decreased $247 million, or 9%, in 2002 and increased $591 million, or 26%, in 2001. The decrease in 2002 was primarily the result of higher depreciation in 2001 due to the one-time "catch-up" adjustment discussed below. During 2002, we also recorded an impairment charge, as discussed below, that reduced our annual depreciation expense by approximately $125 million, effective July 1, 2002. The 2001 increase is the result of the 2001 "catch-up" in our depreciation and the high levels of capital expenditures we incurred to expand our network during 2000 and 2001.

        During 1999 and 2000, U S WEST agreed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company in nine states. Because these access lines were classified as "held for sale," we stopped recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value less estimated cost to sell.

        On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold, and ceased actively marketing the remaining lines. As a result, the remaining access lines in eight states were reclassified to "held and used" as of June 30, 2001. At the date of the change, the access lines were measured individually at the lower of their (1) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (2) estimated fair value at June 30, 2001. The required depreciation adjustments to the carrying value of the individual access lines were included in operating income for 2001. This resulted in a charge to depreciation expense of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

  Intangible Assets Amortization

        Amortization expense increased $111 million, or 58%, in 2002 and increased $80 million, or 72%, in 2001. The increase in both 2002 and 2001 was attributed to increases in capitalized software costs.

  Asset Impairment Charges

        During 2002, 2001 and 2000, we recorded asset impairment charges of $829 million, $49 million and $335 million, respectively, detailed as follows:

	Year ended December 31,
	2002	2001	2000
		(As restated)
	(Dollars in millions)
Impairment of property, plant and equipment	$825	$—	$—
Special purpose access lines	—	—	191
Capitalized software due to restructuring activities	4	29	—
Impairment, capitalized software and other due to Merger	—	20	144

Total asset impairments charges	$829	$49	$335

        Effective June 30, 2002, pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets," or SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144 we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that the value of our traditional telephone network was not impaired. However, we determined that the value of our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $135 million, effective July 1, 2002.

        We also recorded asset impairment charges of $4 million and $29 million in 2002 and 2001, respectively, related to internal software projects that we terminated, including customer database system projects.

        Subsequent to the Merger in 2000, we began to reevaluate all of our assets for potential impairment and concluded that the fair values of some of our assets were below their carrying value. As a result, we recorded an impairment charge related to equipment and internal use construction projects of $30 million in 2000, writing off the full carrying value of certain internal use construction projects and equipment.

        Also, in connection with the Merger, we evaluated our dedicated special-purpose access lines that we lease to CLECs for potential impairment. After considering the declining industry conditions and regulatory changes affecting CLECs in 2000, as well as the fact that these access lines had no alternative use and could not be sold or re-deployed, we concluded that sufficient net cash flows would not be generated to recover the carrying value of these assets. Therefore, we concluded that the fair value of these assets was minimal and recorded an impairment charge of $191 million in our 2000 consolidated statement of operations.

        Lastly, we reviewed all internal use software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $20 million and $114 million were written off in 2001 and 2000, respectively, and recorded to asset impairment charges on our consolidated statements of operations at the time they were abandoned. A billing system replacement project was the most significant of the abandoned projects.

  Restructuring and Other Charges

        During 2002 and 2001, in order to streamline QCII's business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, QCII implemented plans to reduce the number of employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. We participated in this restructuring and incurred restructuring and other charges totaling $49 million in 2002 and $212 million in 2001, detailed as follows:

	Year ended December 31,
	2002	2001
		(As restated)
	(Dollars in millions)
Severance and employee-related charges—net	$10	$188
Contractual settlements, legal contingencies and lease losses—net	29	24
Other charges—net	10	—

Total restructuring and other charges—net	$49	$212

  2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to the continued declines in our revenue and general economic conditions, QCII identified reductions in the number of employees from various functional areas and permanently abandoned a number of operating and administrative facilities. These activities resulted in a restructuring reserve of $74 million for severance benefits and employee-related matters which we recorded directly to restructuring and other charges in our consolidated statement of operations. QCII identified approximately 2,400 of our employees from various functional areas to be separated from the company as part of the staffing reduction. The affected employees are entitled to receive severance benefits pursuant to established severance policies. As of December 31, 2002, approximately 1,800 of the reductions were accomplished resulting in the utilization of $37 million of the restructuring reserve for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be completed by December 31, 2003. The 2002 provisions were offset by a reversal of $64 million of accruals established in 2001 as part of the restructuring plan discussed below.

        In conjunction with the staffing reductions, we permanently abandoned 25 real estate facilities and recorded a charge of $25 million related to the rental payments due under the leases, net of estimated sublease rentals, and estimates of amounts to terminate the leases. In addition to the $25 million charge, an additional $4 million charge was accrued relative to the plan established in 2001. During 2002, we utilized $2 million of the 2001 restructuring reserves primarily for payments of amounts owed in accordance with the abandoned leases. We expect that the remaining reserve will be utilized over the remaining terms of the abandoned leases, which are up to five years.

        Other severance related charges not associated with the specific restructuring plans totaled $10 million for the year ended December 31, 2002.

        As a result of these restructuring activities, we expect to realize annual cost savings of approximately $39 million.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved by QCII to reduce our current employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. As a result, we recorded a restructuring charge of $212 million to cover the costs associated with these actions as more fully described below.

        In order to streamline our business and consolidate operations to meet lower customer demand resulting from a decline in economic conditions, QCII identified 4,800 of our employees, in various functional areas, to be terminated and we accrued restructuring charges of $188 million for severance benefits to be made to those employees. As of December 31, 2002, our restructuring activities under this plan were substantially complete, and we had terminated approximately 3,700 employees and made payments of $114 million in cash severance, enhanced pension benefits and employee-related payments. As a result of the shortfall in actual terminations, during 2002 we reversed $64 million of the accruals established in 2001, which is recorded as a reduction in restructuring charges in our 2002 consolidated statement of operations.

        Due to the reduction in employees and the consolidation of operations, we recognized a restructuring charge to our consolidated statement of operations in 2001 of $24 million for estimated costs associated with the termination of nine abandoned operating lease agreements. By December 31, 2002, we had made payments of $17 million associated with the sublease losses and contract termination costs. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $195 million.

  Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our consolidated statement of operations during the fourth quarter of 2003, primarily for estimated severance costs ranging from $35 million to $55 million.

  Merger-Related (Credits) Charges

        In 2000, we recorded Merger-related and other charges of $813 million. We recorded additional charges of $120 million related to the Merger in 2001, net of reversals discussed below. The following table details the amounts charged to operations:

	Year ended December 31,
	2002	2001	2000
		(As restated)
	(Dollars in millions)
Contractual settlements and legal contingencies—net	$(30)	$73	$477
Severance and employee-related charges—net	—	6	250
Other Merger-related charges—net	—	41	86

Total Merger-related (credits) charges—net	$(30)	$120	$813

        We recorded charges to our consolidated statement of operations of $133 million and $477 million for 2001 and 2000, respectively, associated with various contractual settlements and legal contingencies. The charges were accrued to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger. In 2002 and 2001, we reversed $30 million and $60 million of the originally established reserves, respectively, in our consolidated statements of operations. The reversals resulted from favorable developments in the matters underlying contractual settlements and legal contingencies.

        In connection with the Merger and prior to December 31, 2001, we reduced employee levels by over 3,200 people. The 2001 and 2000 severance and employee-related charges of $35 million and $250 million, respectively, consist of costs associated with payments to employees who involuntarily left the business as a result of the Merger and, for 2000, $38 million in bonus payments that were subject to the successful completion of the Merger. Upon the completion of our Merger-related plans in this area, and having achieved a reduction of 3,200 people in 2001, we reversed $29 million of the severance and employee-related reserves established that were in excess of our actual costs.

        Other net Merger-related charges of $41 million and $86 million were incurred in 2001 and 2000, respectively, for professional fees, re-branding costs and other incremental costs directly related to the Merger.

  Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest; (gain) loss on sales of rural exchanges and other fixed assets; interest income and other income—net.

						Percentage Change
				Absolute Change
	Year ended December 31,
				2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Interest expense—net	$699	$613	$549	$86	$64	14%	12%
(Gain) loss on sale of rural exchanges and other fixed assets	—	(51)	11	51	(62)	nm	nm
Other expense (income)—net	9	(18)	6	27	(24)	nm	nm

Total other expense—net	$708	$544	$566	$164	$(22)	30%	(4)%

        nm—not meaningful

        Interest expense—net.    Interest expense—net was $699 million for 2002, compared to $613 million for 2001. The increase in interest expense was primarily attributable to the issuance of $1.5 billion of 10-year bonds in March 2002 at an 8.875% interest rate. These bonds ultimately replaced short-term debt which in 2001 consisted primarily of commercial paper that had a weighted average interest rate of 2.59% at December 31, 2001. We are currently incurring penalty interest of 0.25% on the $1.5 billion due to our failure to register these securities by October 8, 2002. We will continue to incur this penalty interest until we register these securities, which is expected to occur in 2004. Also contributing to the increase was a decrease of $21 million in the amount of capitalized interest in 2002 as a result of lower capital expenditures.

        Interest expense was $613 million for 2001, compared to $549 million for 2000. The increase in interest expense was primarily attributable to increased borrowings required to fund capital improvements to our network.

        (Gain) loss on sale of rural exchanges and other fixed assets.    In 2001, we sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in proceeds and a gain of $51 million. In 2000, we completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $46 million and a gain of $28 million. In addition, we recorded a net loss of $39 million relating to the disposal of other non-strategic assets in 2000.

        Other expense (income)—net.    Other expense (income)—net decreased $27 million and increased $24 million in 2002 and 2001, respectively. The 2002 decrease includes an $8 million drop in income from our minority interest in consolidated subsidiaries and a $33 million increase in write-offs and abandonments of various assets, partially offset by a $14 million increase in interest income.

Income Tax Provision

        The effective income tax rate increased to 37.8% in 2002 from 37.3% in 2001. The increase was primarily attributable to various adjustments made for prior periods and for increases in other non-deductible expenditures made in 2002. The adjustments for prior periods were due to income tax audit settlements and to modifications made to accruals for the prior year.

        The 2001 effective tax rate of 37.3% was a decrease from the 2000 rate of 42.7% as the 2000 income tax provision includes $82 million of income taxes resulting from the transfer of an appreciated investment to QSC.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us and impacts on our credit ratings.

Financial Position

        QCII has cash management arrangements between certain of its subsidiaries that include lines of credit, intercompany obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term borrowings.

        Our working capital deficit, or current assets less current liabilities, was $1.8 billion, $3.8 billion and $5.8 billion as of September 30, 2003 and December 31, 2002 and 2001, respectively. Our current working capital deficit is primarily due to short-term borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounting to $2.079 billion as of September 30, 2003. These borrowings mature in January 2005. We expect that the maturities of the borrowings will be extended by our affiliates as necessary.

        The improvement in the working capital deficit during 2002 of $2.0 billion was due to a combination of our decision to reduce capital expenditures and our refinancing of current borrowings to long-term. This trend continued during 2003 with another $2.0 billion improvement in the working capital deficit through September 30, 2003. In addition, contributing to the improvement in 2003, we entered into a senior term loan for $1.75 billion principal amount of indebtedness of which a significant portion was used to refinance short-term borrowings into long-term. For more information about this loan, see Recent Developments Impacting Liquidity and Capital Resources below.

        As of September 30, 2003, QCII and its consolidated subsidiaries had total borrowings of $21.3 billion. Some of the borrowings issued by QCII and QSC are secured by liens on the stock of the Company. As a result, ownership of the stock of the Company could transfer if either QCII or QSC were to default on its debt obligations.

        At December 31, 2002, we were in compliance with all provisions and covenants of our borrowings. Some of QSC's loan documents contain financial reporting covenants that require delivery of our annual and quarterly periodic reports. A waiver has been obtained for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide the financial information to January 31, 2004.

        As of September 30, 2003 and December 31, 2002, 2001 and 2000, our consolidated debt was approximately $9.8 billion, $9.2 billion, $9.6 billion and $8.7 billion, respectively, including borrowings from affiliates. In addition, our unrestricted cash balances were approximately $1.4 billion, $232 million, $150 million and $112 million as of the same dates. We expect to use our cash primarily to invest in telecommunications assets, redeem indebtedness and pay dividends to QSC. We have recently taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  reduced capital investment and continued to manage working capital; and

  •
  refinanced our debt due in 2003 with debt that has maturities in 2007 and 2010.

        We believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, dividends and capital expenditures, for the foreseeable future.

        Operating activities.    We generated cash from operating activities of $4.253 billion, $3.662 billion and $4.019 billion, in 2002, 2001 and 2000, respectively.

        The $591 million increase in cash provided by operating activities in 2002 as compared to 2001 was primarily the result of cash management improvements of $1.3 billion offset by reduced cash flows directly related to a $602 million decrease in net income. The cash management improvements between 2002 and 2001 were primarily a result of increases in collections of revenues and reductions in cash outlays for operating, benefit and pension expenses, offset by increased cash payments for restructuring and Merger-related expenses. This decrease in net income is primarily a result of a decrease in revenues in 2002. Revenues decreased in 2002, as compared to 2001, primarily as a result of access line losses and a reduction in wholesale switched access revenue.

        Investing activities.    Cash used for investing activities was $1.818 billion, $4.448 billion and $4.560 billion in 2002, 2001 and 2000, respectively. Cash used in investing activities during 2002 decreased $2.630 billion compared to 2001 primarily as a result of a $2.682 billion reduction in capital expenditures in 2002. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects in 2001. We expect our 2003 capital expenditure levels to remain consistent with 2002.

        Capital expenditures were $1.823 billion, $4.505 billion and $4.600 billion in 2002, 2001 and 2000, respectively. Capital expenditures for the nine months ended September 30, 2003, were $1.199 billion.

        Financing activities.    Cash (used for) provided by financing activities was $(2.353) billion in 2002, $824 million in 2001 and $592 million in 2000.

        Until February 2002, we maintained commercial paper programs to finance our short-term operating cash needs. QCII and we had a $4.0 billion syndicated credit facility, or the Credit Facility, of which $1.0 billion was designated to us. As a result of reduced demand for our commercial paper programs, we borrowed $1.0 billion under the Credit Facility in the first quarter of 2002. During the first quarter of 2002, we paid down approximately $1.0 billion of our current borrowings including substantially all of our outstanding commercial paper.

        In March 2002, we issued $1.5 billion in bonds with a 10-year maturity and an 8.875% stated interest rate. At December 31, 2002 the interest rate was 9.125%. Once we have registered the notes, the interest rate will return to 8.875%, the originally stated rate. The proceeds from the sale of the bonds were used to pay approximately $1.0 billion outstanding under the Credit Facility, other short-term obligations and currently maturing long-term borrowings. QCII and QSC amended the Credit Facility in August of 2002. Following the amendment, we are no longer a party to the Credit Facility.

        Affiliate borrowings of our wholly owned subsidiary, Qwest Wireless, in the form of short-term unsecured lines of credit, were $1.888 billion and $2.292 billion at December 31, 2002 and 2001, respectively. These affiliate borrowings fluctuate based on operating needs of Qwest Wireless and mature on January 15, 2005.

        We paid dividends during the year ended December 31, 2002 of $1.915 billion to QSC.

Payment Obligations and Contingencies

        Payment obligations.    The following table summarizes our future contractual cash obligations, excluding interest, as of December 31, 2002:

	Payments due by period
Future Contractual Cash Obligations
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(Dollars in millions)
Borrowings	$9,204	$3,067	$867	$457	$—	$160	$4,653
Capital lease obligations and other	110	83	15	3	1	1	7
Operating leases	1,224	153	143	133	101	91	603
Purchase commitment obligations	280	232	22	6	1	—	19

Total future contractual cash obligations	$10,818	$3,535	$1,047	$599	$103	$252	$5,282

        We have future purchase commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment through December 31, 2006. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage.

        Letters of Credit and Guarantees.    At December 31, 2002, we had letters of credit of approximately $3 million and no guarantees outstanding.

        Contingencies.    We and QCII are defendants in a number of legal actions, and QCII is the subject of a number of investigations by federal and state agencies. Certain of these actions present significant risk to us. We are unable in every case to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. While we and QCII intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purposes of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment in one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected. For a description of these legal actions, please see Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

Recent Developments Impacting Liquidity and Capital Resources

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with our other debt. The net proceeds were used to refinance our debt due in 2003 and to fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        For the nine months ended September 30, 2003, we have declared regular dividends amounting to $1.034 billion. In addition, in August and November of 2003, we declared and paid dividends in the amount of $360 million and $719 million, respectively, relating to net income from prior periods that had not been declared or paid as dividends in those periods. We intend to declare and make additional dividend payments in the future until all net income from wireline entities from prior periods has been declared and remitted as dividends. We estimate that the incremental amount (in addition to the $1.079 billion declared in 2003) of such dividends will be approximately $1.3 billion.

        On December 18, 2003, QCII entered into an agreement to purchase certain telecommunications assets from Allegiance Telecom, Inc. for a purchase price consisting of $300 million in cash, a convertible promissory note in the amount of $90 million and the assumption of certain liabilities. The agreement is subject to approval by the U.S. Bankruptcy Court and certain other government regulatory agencies. Allegiance has filed a motion with the Bankruptcy Court to begin a sale process in which QCII will be designated as the stalking horse bidder and other interested potential bidders will have an opportunity to offer higher bids for the assets of Allegiance. If QCII is successful in the bidding process, it expects to consummate the transaction sometime in 2004. In that event, it is possible that some portion of the Allegiance assets will be transferred to or purchased by us, although we have not yet determined the amount or the price we would pay for them.

Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this report. These policies are considered "critical" because they have the potential to have a material impact on our financial statements and because they require significant judgments and estimates. Certain historical accounting policies that were critical have been corrected and clarified in connection with our restatement. These include revenue recognition applicable to termination fees, installation fees and wireless revenues. Note that our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  Revenue Recognition and Related Reserves

        Revenues from services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship, generally one to 10 years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term. As the telecommunications market experiences greater competition and customers shift from traditional land-based telephony services to mobile services, our estimated customer relationship periods will likely decrease.

        We believe that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts in the results of operations is a "critical accounting estimate" because: (1) it requires management to make assumptions about future collections, billing adjustments and unauthorized usage, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. In selecting these assumptions, we use historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions that might impact the collectibility of accounts.

  Software Capitalization Policy

        Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

  Combined Pension and Post-Retirement Benefits

        Changes in any of the assumptions QCII made in computing the net of the pension credit and post-retirement benefit cost could have an impact on various components that are the basis for their allocation to us. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, assumptions on discount rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact our cost of sales and SG&A in our consolidated statements of operations as well as the value of the asset or liability on our consolidated balance sheets. If QCII's assumed expected rate of return of 9.4% was 100 basis points lower, the impact would have been to decrease our allocated pension credit, net of post-retirement expenses, by $77 million, $112 million and $118 million for 2002, 2001 and 2000, respectively. In response to current market conditions, effective January 1, 2003, QCII lowered its assumed expected long-term rate on plan assets to 9.0%.

  Impairment of Long-Lived Assets

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we group our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired. However, we determined that our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For our wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        Calculating the estimated fair value of the asset groups described above involves significant judgments and a variety of assumptions. For calculating the fair value based on replacement cost, we used current cost and reduced that amount for physical deterioration and functional and economic obsolescence. A hypothetical 10% increase or decrease in the current cost factors would have changed the impairment charge by $17.1 million. A hypothetical 1% change in the discount factors related to physical deterioration, functional obsolescence and economic obsolescence would have changed the impairment charge by $10.4 million.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangibles," or SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets, which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. We ceased amortizing our spectrum licenses, which have indefinite lives, on January 1, 2002.

        Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets, primarily capitalized software and customer lists, and determined that after restatement they remained appropriate. In accordance with SFAS No. 142, we will continue to perform impairment tests on the remaining indefinite-lived intangible assets on an annual basis, or more often if events or changes in circumstances indicate the assets may be impaired.

        In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144. This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. We adopted SFAS No. 144 effective January 1, 2002. Effective June 30, 2002, a triggering event occurred and we recorded an impairment charge of approximately $825 million. See Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for further information.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," or SFAS No. 148, which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires expanded disclosure regarding stock-based compensation, which we have included in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report.

        FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        In 2000, we recorded a cumulative effect of a change in accounting principle of approximately $41 million, net of income taxes, upon our adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. The $41 million charge relates to the establishment of deferred revenues and costs for certain activation and installation activities. Previously, installation and activation fees and costs had been recognized in their entirety at the time the installation or activation was completed. Under the rules of SAB No. 101, these installation and activation fees are recognized ratably over the estimated lives of the customer relationships, which range from one to 10 years. The adjustment to the cumulative effect previously reported is further described in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

New Accounting Standards

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," or SFAS No. 143. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (liability of $12 million net of an asset of $5 million) in 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 in 2003. The net income impact of the adoption is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $33 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $1 million annually beginning January 1, 2003. Based on historical charges and activity, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS No. 146, which is applicable for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities for costs that are associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. It nullifies the guidance of Emerging Issues Task Force, or EITF, No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF No. 94-3. Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 concludes that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. In accordance with SFAS No. 146, our restructuring activities that were recorded prior to 2003 will continue to be accounted for under previous guidance. Our adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our operating results or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," or FIN No. 46, which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, or the third quarter 2003 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are evaluating whether the adoption of FIN No. 46 will require consolidation of any previously unconsolidated entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," or SFAS No. 150. SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

Related Party Transactions

        We are not party to any related party transactions outside of our affiliates. Intercompany transactions are detailed in Note 16—Related Party Transactions to our consolidated financial statements in Item 8 of this report.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt.

        As of December 31, 2002, there was no floating rate debt that was exposed to changes in interest rates. However in 2001, approximately $900 million of floating rate debt was exposed to changes in interest rates. This exposure was linked to commercial paper rates. As of December 31, 2002 and 2001, we also had approximately $1.2 billion and $400 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had approximately $6.1 billion and $5.8 billion of long-term fixed rate debt at December 31, 2002 and 2001, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of approximately $300 million at both December 31, 2002 and 2001, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of approximately $400 million and $300 million at December 31, 2002 and 2001, respectively.

        As of December 31, 2002, we had $232 million of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

  •
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

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under "Risk Factors." These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        You are further cautioned that we have determined that in certain cases we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements. Accordingly, we have restated our consolidated financial statements for the two years ended December 31, 2001 and related interim periods, and you should not rely on previously filed information for those periods. Because this restatement has also impacted our 2002 results, as reflected herein, the information previously filed in our quarterly report on Form 10-Q for the three months ended March 31, 2002 and any other 2002 information that has been previously disclosed should not be relied upon.

Risk Factors

Risks Affecting Our Business

Continued downturn in the economy in our local service area could affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in our local service area has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenues have been and are likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

        We believe that our local service area's economy lagged the national economy in entering the downturn and may follow the national economy in recovery by an indeterminate period. This continued economic slowdown will affect demand for our products and services within our local service area.

We face pressure on profit margins as a result of increasing competition, including product substitution, which could adversely affect our operating results and financial performance.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (UNEs) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the recent decision allowing for number portability from wireline to wireless phones.

        One of the primary reasons we continue to experience loss of access lines is the intense competition from cable and wireless providers offering a substitute for our traditional voice and data services. We are implementing new strategies for enhancing our video and wireless offerings. However, it will be difficult to effectively execute our strategy in the face of increasing competition. For example, our recently announced wireless strategy of reselling Sprint wireless services to our customers is untested. We may not be able to effectively integrate Sprint's services into our product offerings and it may require greater resources than we anticipate to operate as a wireless reseller. Also, while we recently entered into strategic marketing arrangements with Echostar and DIRECTV to bundle their satellite television products and services with our traditional telecommunications, data and Internet offerings, our video offering remains limited to select markets in our local service area. If we are unable to effectively implement our strategy for improving video and wireless solutions, both our wireless and our traditional telephone businesses may be adversely affected.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes that allow us to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services, and VoIP services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations of QCII currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the GSA could have a material adverse impact on us, on the trading price for our debt securities and on our ability to access the capital markets.

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII. QCII believes the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        While QCII is continuing its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. Such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

        Also, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

        An adverse outcome with respect to one or more of the SEC investigations, the U.S. Attorney's Office investigation or the GSA evaluation could have material and significant adverse impact upon us.

The breadth of QCII's internal analysis of its accounting policies, practices and procedures, the passage of time and the turnover in accounting personnel or further review by the SEC could result in additional adjustments.

        QCII continues to discuss its periodic filings with the staff of the SEC's Division of Corporation Finance. They have reviewed QCII's 2001 Form 10-K and its Form 10-Q for the three months ended March 31, 2002. As appropriate, QCII has attempted to address the Staff's comments in its current filings and has provided responses to those other comments that it could address. Following their review of QCII's 2002 Form 10-K and Form 10-Qs for the three, six and nine months ended March 31, 2003, June 30, 2003 and September 30, 2003, QCII may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures. It is possible that these comments may lead to further investigations from the SEC's Division of Enforcement.

        While QCII has attempted to address all the matters identified in its internal analysis of its accounting policies, practices and procedures, due to the breadth of this analysis, the passage of time and the turnover in accounting personnel employed by QCII, QCII may have overlooked some matters in its internal analysis.

Major lawsuits have been brought against QCII involving its accounting practices and other matters. The outcomes of these lawsuits and other lawsuits affecting us may have a material adverse effect on our business, financial condition and operating results.

        Several lawsuits have been filed against QCII, as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars.

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described in Item 3 above present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements affect the risk presented by these cases. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purpose of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

        Further, given the size and nature of QCII's and our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could reduce investor confidence and affect our business opportunities, and any restatement of our earnings as stated in this filing could limit our ability to access the capital markets and could increase litigation risks.

        As a result of our and QCII's accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices.

        In addition to the SEC investigation discussed earlier, QCII has reported that the SEC has investigated QCII's earnings release for the fourth quarter and full year 2000 and that the staff of the SEC has decided to recommend an action against QCII alleging that it should also have included in the earnings release a statement of its GAAP earnings. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may impact their financial statements, particular attention has been focused recently on the telecommunications industry. Congressional hearings held in 2002, for example, related to the telecommunications industry practice of accounting for indefeasible rights of use, or IRUs, as well as the appropriateness and consistency of pro forma financial information disclosure. Some of our former and current officers and directors have testified at these hearings concerning IRUs and other matters.

        The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions, the SEC's review of QCII's filings or because of our own periodic internal investigations. Any such restatement could further impact our ability to access the capital markets and the trading price of our securities.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of tariffs for our intrastate services in most of these jurisdictions. Our business is subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all of these requirements at any single point in time.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        We monitor our compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. Although we believe that we are in compliance with such regulations, any such discharge, disposal or emission might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Risks Affecting Our Liquidity

QCII's high debt levels and the restrictive terms of their debt instruments pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of September 30, 2003, our consolidated debt was $9.8 billion which is included in QCII's total consolidated debt of $21.3 billion. A significant amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources and access to capital markets to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        We will likely need to obtain additional financing to meet our debt service and dividend obligations if our and QCII's operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described in Legal Proceedings in Item 3 of this report. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

        Additionally, the degree to which we, together with QCII, are leveraged may have important limiting consequences on us, including the following:

  •
  our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes may be impaired;

  •
  we may be placed at a competitive disadvantage as compared with our less leveraged competitors, including some who have significantly reduced their debt through a bankruptcy proceeding;

  •
  we may be more vulnerable to the current or future downturns in general economic conditions or in any of our businesses;

  •
  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

  •
  QCII's high debt levels could adversely impact our credit ratings.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

The cash needs of our affiliated companies consume a significant amount of the cash we generate.

        Our current practice is to distribute to QSC cash dividends in an amount equal to our net income from wireline entities, generally during the same period in which the net income is earned. We expect to continue this practice for the foreseeable future.

The debt agreements of QCII and Qwest will allow each to incur significantly more debt, which could exacerbate the other risks described herein.

        The terms of QCII's and our debt instruments permit both QCII and us to incur additional indebtedness. Such debt may be necessary to comply with regulatory obligations to maintain QCII's or our assets, to satisfy regulatory service obligations, to adequately respond to competition or for financial reasons alone. Incremental borrowings or borrowings at maturities that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

Other Risks Affecting Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are set forth above, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. We recently reached agreements with the CWA and the IBEW on new two-year labor contracts. Each of these agreements was ratified by union members, went into effect on August 17, 2003 and expires on August 13, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Stockholder
Qwest Corporation:

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in note 2, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

        As discussed in note 3 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Denver, Colorado
January 8, 2004

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Operating revenues	$11,505	$12,169	$11,747
Operating revenues—affiliates	411	368	337

Total operating revenues	11,916	12,537	12,084
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	2,294	2,721	2,631
Cost of sales—affiliates	380	337	356
Selling, general and administrative	2,145	2,198	2,558
Selling, general and administrative—affiliates	1,290	1,018	757
Depreciation	2,655	2,902	2,311
Intangible assets amortization	302	191	111
Asset impairment charges	829	49	335
Restructuring and other charges—net	49	212	—
Merger-related (credits) charges—net	(30)	120	813

Total operating expenses	9,914	9,748	9,872

Operating income	2,002	2,789	2,212

Other expense (income):
Interest expense—net	541	466	457
Interest expense—net—affiliates	158	147	92
(Gain) loss on sale of rural exchanges and other fixed assets	—	(51)	11
Other expense (income)—net	9	(18)	6

Total other expense—net	708	544	566

Income before income taxes and cumulative effect of change in accounting principle	1,294	2,245	1,646
Income tax expense	(489)	(838)	(703)

Income before cumulative effect of change in accounting principle	805	1,407	943
Cumulative effect of change in accounting principle, net of taxes of $0, $0 and $26, respectively	—	—	(41)

Net income	$805	$1,407	$902

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$232	$150	$112
Restricted cash	26	24	53
Accounts receivable—net	1,494	1,729	1,664
Accounts receivable—affiliates	120	77	90
Deferred income taxes	133	46	127
Prepaid and other assets	323	412	374
Prepaid income taxes—QSC	255	219	—
Assets held for sale—net	—	—	43

Total current assets	2,583	2,657	2,463
Property, plant and equipment—net	17,311	19,187	18,083
Intangible assets—net	1,275	1,203	770
Other assets	1,356	1,339	1,246

Total assets	$22,525	$24,386	$22,562

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$1,255	$1,511	$970
Current borrowings—affiliates	1,888	2,292	1,521
Accounts payable	587	855	1,431
Accounts payable—affiliates	331	271	311
Dividends payable—QSC	774	1,884	477
Accrued expenses and other current liabilities	899	832	931
Income taxes payable—QSC	—	—	132
Deferred revenue and customer deposits	595	631	622
Restructuring and Merger-related reserves	53	228	299

Total current liabilities	6,382	8,504	6,694
Long-term borrowings (net of unamortized debt discount of $142 million, $122 million and $125 million, respectively—Note 9)	6,016	5,781	6,247
Post-retirement and other post-employment benefit obligations	2,612	2,520	2,573
Deferred income taxes	2,181	2,110	1,503
Deferred revenue	482	552	556
Deferred credits and other	325	322	408
Restructuring reserves	30	18	—

Total liabilities	18,028	19,807	17,981
Commitments and contingencies (Notes 17 and 18)
Stockholder's equity:
Common stock—one share without par value, owned by QSC	8,400	8,482	8,484
Note receivable—affiliate	(286)	(286)	(286)
Accumulated deficit	(3,617)	(3,617)	(3,617)

Total stockholder's equity	4,497	4,579	4,581

Total liabilities and stockholder's equity	$22,525	$24,386	$22,562

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$805	$1,407	$902
Adjustments to net income:
Depreciation and intangible assets amortization	2,957	3,093	2,422
(Gain) loss on sale of assets	—	(51)	11
Provision for bad debts	331	278	187
Deferred income taxes	(16)	687	374
Asset impairment charges	829	49	335
Cumulative effect of change in accounting principle—net	—	—	41
Income tax benefit distributed to QSC	(110)	—	—
Other non-cash items	(34)	(9)	3
Changes in operating assets and liabilities:
Accounts receivable	(96)	(343)	(173)
Accounts receivable—affiliates	(43)	13	(39)
Prepaids and other current assets	85	26	(310)
Prepaid income taxes—QSC	(36)	(219)	—
Accounts payable, accrued expenses and other current liabilities	(328)	(938)	(595)
Accounts payable and deferred credits—affiliates	62	(34)	209
Deferred revenue and customer deposits	(106)	5	(1)
Restructuring and Merger-related reserves	(153)	(53)	299
Other long-term assets and liabilities	106	(249)	354

Cash provided by operating activities	4,253	3,662	4,019

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,823)	(4,505)	(4,600)
Proceeds from sale of property and equipment	28	94	46
Other	(23)	(37)	(6)

Cash used for investing activities	(1,818)	(4,448)	(4,560)

FINANCING ACTIVITIES
Net (repayments of) proceeds from short-term borrowings	(1,013)	425	371
Net (repayments of) proceeds from short-term borrowings—affiliates	(404)	771	675
Proceeds from long-term borrowings	1,476	—	997
Repayments of current portion of long-term borrowings	(482)	(391)	(645)
Dividends paid to QSC	(1,915)	—	(821)
Debt issuance costs	(34)	—	(6)
Other	19	19	21

Cash (used for) provided by financing activities	(2,353)	824	592

CASH AND CASH EQUIVALENTS
Increase in cash	82	38	51
Beginning balance	150	112	61

Ending balance	$232	$150	$112

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock	Note Receivable affiliate (Note 13)	(Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	(Dollars in millions)
Balance, January 1, 2000 (unaudited)	$8,140	$—	$(3,617)	$197	$4,720
Net income	—	—	902	—	902	$902
Mark-to-market adjustment on investment	—	—	—	(69)	(69)	(69)
Income taxes on investment transfer	—	—	—	82	82	82

Total comprehensive income						$915

Dividends declared on common stock	—	—	(902)	—	(902)
Transfer of investments to QSC	(23)	—	—	(210)	(233)
Stock compensation	87	—	—	—	87
Other net asset transfers	(6)	—	—	—	(6)
Contested liability trust	286	(286)	—	—	—

Balance, December 31, 2000, as restated (Note 3—Restatement of Results)	8,484	(286)	(3,617)	—	4,581
Net income	—	—	1,407	—	1,407	$1,407

Total comprehensive income						$1,407

Dividends declared on common stock	—	—	(1,407)	—	(1,407)
Stock compensation	6	—	—	—	6
Other net asset transfers	(8)	—	—	—	(8)

Balance, December 31, 2001, as restated (Note 3—Restatement of Results)	8,482	(286)	(3,617)	—	4,579
Net income	—	—	805	—	805	$805

Total comprehensive income						$805

Dividends declared on common stock	—	—	(805)	—	(805)
Stock compensation	2	—	—	—	2
Tax benefit on stock compensation	16	—	—	—	16
Income tax benefit distributed to QSC	(110)	—	—	—	(110)
Other net asset transfers	10	—	—	—	10

Balance, December 31, 2002	$8,400	$(286)	$(3,617)	—	$4,497

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us", the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

Description of business

        We are wholly owned by Qwest Services Corporation ("QSC"), which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

        On June 30, 2000, QCII completed its acquisition of U S WEST, Inc. ("U S WEST") (the "Merger"). U S WEST (our pre-Merger parent) was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, have been carried forward as the predecessor of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of QCII common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options were converted into options to acquire QCII common stock.

Restatement

        During 2003 and 2002 we performed an internal analysis ("internal analysis") of our previously issued consolidated financial statements for 2001 and 2000. As a result of the internal analysis, we discovered certain errors in those consolidated financial statements. Our 2001 and 2000 consolidated financial statements and related financial information included herein have been restated. For further details on the nature of the errors and the related effects on our previously issued consolidated financial statements see Note 3—Restatement of Results. Where appropriate, we have identified all balances that have been restated with the notation "as restated". Throughout these notes, the term "previously reported" will be used to refer to balances from our previously issued 2001 and 2000 consolidated financial statements.

Note 2: Summary of Significant Accounting Policies

        As a part of the restatement of our consolidated financial statements for 2001 and 2000 we have corrected and clarified a number of the accounting policies that have been disclosed in previous filings.

        Basis of presentation.    The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions have been eliminated. All amounts presented for 2001 and 2000 in our consolidated financial statements and accompanying notes have been restated as discussed in Note 3—Restatement of Results.

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be billed by affiliates at estimated fair value or fully distributed cost as more fully described in Note 16—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services, such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony and data services, wireless as well as other services.

        Use of estimates.    The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts and disclosures reported in our consolidated financial statements and accompanying notes. Estimates are used when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, restructuring reserves and other provisions and contingencies. Actual results could differ from those estimates.

        Reclassifications.    We have revised this presentation to conform to the current year QCII consolidated financial statement presentation.

        Revenue recognition.    Revenue for services are recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally one to 10 years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        Revenue related to equipment sales are recognized upon acceptance by the customer and when all the conditions for revenue recognition have been satisfied. Customer arrangements that include both equipment sales and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $211 million, $310 million and $257 million in 2002, 2001 and 2000, respectively, and is included in selling, general and administrative ("SG&A") expense in our consolidated statements of operations.

        Income taxes.    We are included in the consolidated federal income tax return of QCII. The QCII tax provision allocation policy treats our consolidated results as if we were a separate taxpayer. The tax funding policy calls for us to pay QCII, through QSC, based upon each subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, no funding is received and therefore such benefit is retained by QCII. We are also included in combined state tax returns filed by QCII and the same allocation policy applies.

        The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Investment tax credits are accounted for under the deferral method and are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits and are included in deferred credits and other on our consolidated balance sheets. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply to the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Deferred tax assets are reviewed to determine if they are more likely than not to be realized and, if not, then valuation allowances are established to reduce deferred income tax assets to the amounts expected to be recovered.

        We use the deferral method of accounting for investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits over the estimated service lives of the related assets as a decrease to our income tax expense in our consolidated statements of operations.

        Cash and cash equivalents.    We utilize the cash management services of QCII. QCII manages our cash in accordance with its cash investment policy, which restricts investments to ensure preservation of principal and maintenance of liquidity. Although cash and cash equivalents balances are generally unsecured, our balances are maintained with financial institutions that QCII and we believe are creditworthy. We consider cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Restricted cash.    Restricted cash primarily relates to escrow accounts we established to fund certain construction activities and our compensation plans.

        Assets held for sale.    Assets to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less cost to sell. Assets are not depreciated while they are classified as held for sale. Assets held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our assets are reported in discontinued operations when (a) it is determined that the operations and cash flows of the assets will be eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

        Property, plant and equipment.    Property, plant and equipment is carried at cost and is depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing regulated telecommunications services that have similar physical characteristics, use and expected useful lives are categorized on the basis of equal life groups of similar assets acquired in a given year for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired the cost, net of sale proceeds, is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual or when a sale involves land, artwork, assets associated with the sale of customer contracts or assets constructed or acquired for sale. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Direct labor costs related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        Software capitalization policy.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.

        Intangible assets.    Intangible assets, such as wireless spectrum licenses and capitalized software, are recorded at cost.

        Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset we have determined that the intangible asset has an indefinite life. In accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), on January 1, 2002, these intangible assets were no longer amortized. Prior to the adoption of SFAS No. 142, these intangible assets were amortized on a straight-line basis over their estimated useful lives.

        Impairment of indefinite-lived intangible assets.    Intangible assets with indefinite lives are reviewed for impairment annually or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.

        Impairment of long-lived assets.    We review long-lived assets and other intangible assets with long lives for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by reference to replacement cost or discounted cash flows, as appropriate.

        Prior to the adoption of SFAS No. 142 and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") on January 1, 2002, we reviewed our long-lived assets, such as intangible assets and property, plant and equipment for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Under SFAS No. 121, we reviewed our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. We evaluated the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provided for impairment when such undiscounted cash flows were insufficient to recover the carrying amount of the long-lived asset.

        Derivative instruments.    Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (loss) when the hedged item is recognized in income (loss).

        Restructuring and Merger-related charges.    Periodically QCII commits to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. At the time a restructuring plan is approved and communicated, we record a charge to our consolidated statement of operations for the estimated costs associated with the plan. Charges associated with these exit or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. We also record a charge when we permanently cease use of a leased facility. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and undiscounted net amounts that are expected to be paid in the future. We utilize real estate brokers to assist in assessing market conditions and net amounts that we expect to pay.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and borrowings. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our long-term borrowings had a fair value of approximately $5.4 billion, $5.6 billion and $5.9 billion at December 31, 2002, 2001 and 2000, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        Stock options.    Prior to the Merger, our employees participated in the U S WEST stock plans under which U S WEST could grant awards in the form of stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards. In connection with the Merger, all U S WEST options outstanding prior to the Merger announcement became fully vested. Options granted after that date and prior to June 30, 2000 continue to vest according to the vesting requirements in the plan. Subsequent to the Merger, our employees began participation in the Qwest Equity Incentive Plan. These QCII stock incentive plans are described more fully in Item 8 of QCII's annual report on Form 10-K for the year ended December 31, 2002 (the "QCII 2002 Form 10-K").

        QCII accounts for its stock incentive plans using the intrinsic-value method under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights, Other Variable Stock Option or Award Plans." QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock incentive plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Net income:
As reported	$805	$1,407	$902
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	1	4	53
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(44)	(88)	(67)

Pro forma	$762	$1,323	$888

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. Following are the weighted average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of all QCII options granted to our employees in 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.1%	4.1%	5.9%
Expected dividend yield	0.0%	0.2%	1.4%
Expected option life (years)	4.4	4.4	5.3
Expected stock price volatility	57.6%	41.4%	29.5%
Weighted average grant date fair value	$2.25	$9.40	$14.60

        Two of the more significant assumptions used in this estimate are the expected option life and the expected volatility, both of which we estimated based on historical information.

        Stockholder's equity.    In the normal course of business we transfer assets to and from our parent, QSC. It is QCII's and our policy to record asset transfers to and from QSC based on carrying values.

Recently adopted accounting pronouncements and cumulative effect of adoption

        On January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. We ceased amortizing our intangible assets, primarily spectrum licenses, with indefinite lives on January 1, 2002.

        Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets, primarily capitalized software and customer lists, and determined they remained appropriate. In accordance with SFAS No. 142, we will continue to perform impairment tests on the remaining indefinite-lived intangible assets on an annual basis, or more often if events or changes in circumstances indicate the assets may be impaired.

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. See Note 6—Property, Plant and Equipment for further information.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. We have included the expanded disclosure required by SFAS No. 148 regarding stock-based compensation.

        FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued by the FASB in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        In 2000, we recorded a cumulative effect of a change in accounting principle of $41 million, net of income taxes, upon our adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The $41 million charge relates to the establishment of deferred revenues and costs for certain activation and installation activities. Previously, installation and activation fees and costs had been recognized in their entirety at the time the installation or activation was completed. Under the rules of SAB No. 101, these installation and activation fees are recognized ratably over the estimated lives of the customer relationships, which range from one to 10 years. The adjustment to the cumulative effect previously reported is further described in Note 3—Restatement of Results.

New accounting standards

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (liability of $12 million net of an asset of $5 million) in 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 in 2003. The net income impact of the adoption is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $33 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $1 million annually beginning January 1, 2003. Based on historical charges and activity, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is applicable for exit or disposal activities initiated after

December 31, 2002. This statement requires that liabilities for costs that are associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. It nullifies the guidance of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 concludes that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. In accordance with SFAS No. 146, our restructuring activities that were recorded prior to 2003 will continue to be accounted for under previous guidance. Our adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our operating results or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, or the fourth quarter 2003 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are evaluating whether the adoption of FIN No. 46 will require consolidation of any previously unconsolidated entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

Note 3: Restatement of Results

        We have determined that, in certain cases, we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for each of the years in the two year period ended December 31, 2001 and related interim periods.

        As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to termination fees, installation fees and wireless revenue. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

        The following tables set forth the effects of the restatement adjustments discussed below on revenue; pre-tax income (i.e., income before income taxes and cumulative effect of change in accounting principle); and net income as presented in our consolidated statements of operations for the years ended December 31, 2001 and 2000. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2001
	Revenue	Pre-tax Income	Net Income
	(Dollars in millions)
Previously reported	$12,675	$2,778	$1,737

Restatement Adjustments, net:
Termination fees	(75)	(75)	(46)
Wireless revenue	(46)	(46)	(28)
Transactions with affiliates	20	30	18
Installation fees	19	19	12
Balance sheet reconciliations	(14)	(11)	(7)
Out-of-period expenses	—	(114)	(70)
Network labor costs	—	(84)	(51)
Compensated absences	—	(73)	(44)
Cost of removal	—	(40)	(24)
Contested liability trust	—	(22)	(13)
Stock compensation	—	(1)	—
Curtailment gain	—	7	5
Other	(42)	(123)	(82)

Net restatements	(138)	(533)	(330)

As restated	$12,537	$2,245	$1,407

	Year ended December 31, 2000
	Revenue	Pre-tax Income	Net Income
	(Dollars in millions)
Previously reported	$12,300	$1,904	$1,196

Restatement Adjustments, net:
Termination fees	(50)	(50)	(30)
Wireless revenue	(57)	(57)	(34)
Transactions with affiliates	17	(40)	(24)
Installation fees	(90)	(90)	(96)
Balance sheet reconciliations	—	24	15
Investment transfer	—	—	(82)
Out-of-period expenses	—	169	103
Network labor costs	—	(100)	(61)
Compensated absences	—	(14)	(9)
Stock compensation	—	(51)	(31)
Curtailment gain	—	(47)	(29)
Other	(36)	(2)	(16)

Net restatements	(216)	(258)	(294)

As restated	$12,084	$1,646	$902

Termination fees

        In 2001, we recognized revenue related to contractual termination fees that were assessed to several customers. At or about the same time, we entered into new arrangements with these customers to provide services in the future. In connection with our internal analysis, we have determined that the revenue recognized in these instances should have been deferred and recognized as revenue ratably over the term of the new arrangements.

        In our restated consolidated financial statements, we have reduced our previously reported revenue and decreased our pre-tax income by $75 million and $50 million for the years ended December 31, 2001 and 2000, respectively.

Wireless revenue

        In our previously issued consolidated financial statements, we erroneously recognized revenue associated with products that were given away through promotions in our wireless business. We also erroneously recognized excess revenue as a result of not reconciling or adjusting our estimates of unbilled and deferred service revenues.

        In our restated consolidated financial statements, we have reduced our previously reported wireless revenue and decreased our pre-tax income by $46 million and $57 million for the years ended December 31, 2001 and 2000, respectively.

Transactions with affiliates

        In 2001 and 2000, we inaccurately recorded revenue and expenses related to transactions with affiliated companies within the QCII group of companies. These transactions included billings for data processing services, allocations of corporate overhead costs and payments made on behalf of affiliated companies, among other items.

        In our restated consolidated financial statements, we have increased our previously reported revenue by $20 million and $17 million for the years ended December 31, 2001 and 2000, respectively, and increased our pre-tax income by $30 million and decreased our pre-tax income by $40 million for the years ended December 31, 2001 and 2000, respectively.

Installation fees

        In 2001 and 2000, we recognized revenue for certain up-front fees charged to customers in connection with special plant construction or relocation. These fees were recognized as revenue in full at the time the construction or relocation was completed. Under SAB No. 101, these fees should have been initially deferred and recognized over the estimated life of the customer relationship.

        In our restated consolidated financial statements, we have increased our previously reported revenue by $19 million and decreased previously reported revenue by $90 million for the years ended December 31, 2001 and 2000, respectively, resulting in an increase in our pre-tax income for 2001 and a decrease in our pre-tax income for 2000 of corresponding amounts. In addition, as a result of this change, our restated net income for the year ended December 31, 2000 includes a $41 million charge, net of the income tax effect of $26 million, presented as the cumulative effect of change in accounting principle resulting from the adoption of SAB No. 101.

Balance sheet reconciliations

        During our internal analysis, we were unable to support the balances of certain asset and liability accounts through the reconciliation process that we performed. As a result, we have adjusted certain balance sheet accounts resulting in an aggregate decrease in previously reported revenue of $14 million for the year ended December 31, 2001. The adjustments also reduced our previously reported pre-tax income by $11 million for the year ended December 31, 2001 and increased our pre-tax income by $24 million for the year ended December 31, 2000.

Investment transfer

        In 2000, we transferred an appreciated investment with a carrying value of $220 million to QSC at our original cost of $10 million. This investment was subsequently sold by a QSC subsidiary later in that year. As part of our internal analysis, we determined that tax expense should have been recorded by us relative to the transfer. As a result, we have increased the income tax expense by $82 million in our restated consolidated financial statements for the year ended December 31, 2000.

Out-of-period expenses

        We recorded certain charges in 2000 as expenses for contractual sponsorships. We have since determined that we recorded these charges in the wrong period. As a result, in our restated consolidated financial statements, we have decreased our previously reported pre-tax income by $114 million in 2001 and increased our previously reported pre-tax income by $169 million in 2000.

Network labor costs

        In 2000, we began capitalizing certain labor costs that were associated with designing, deploying and testing facilities. During our internal analysis, we determined that certain of these costs should have been expensed as incurred. As a result, we have recorded adjustments in our restated consolidated financial statements to increase operating expenses and decrease net property, plant and equipment by $84 million and $100 million in 2001 and 2000, respectively.

Compensated absences

        During 2001 and 2000, we recorded entries that reduced our liabilities for compensated absences associated with non-management employees. We have since determined that these adjustments were not in compliance with SFAS No. 43, "Accounting for Compensated Absences". As a result, we have decreased our previously reported pre-tax income by $73 million and $14 million for the years ended December 31, 2001 and 2000, respectively.

Cost of removal

        In 2001, we recorded costs associated with the reconditioning of certain cable lines against a cost of removal reserve. This reserve is a component of accumulated depreciation that was established specifically for costs of removal related to portions of our telecommunications network. During our internal analysis, we determined that these reconditioning costs are not costs of removal and should not have been charged against the reserve in accumulated depreciation. As a result, in our restated consolidated financial statements we have decreased our previously reported pre-tax income by $40 million for the year ended December 31, 2001.

Contested liability trust (Grantor trust)

        In 2000, we recorded a $286 million asset transfer from an affiliate as a note receivable related to the contested liability trust. We subsequently recognized affiliate interest income of $22 million on this note receivable in the year ended December 31, 2001. As part of our internal analysis we determined that the note receivable due from an affiliate should have been classified in equity. In our restated consolidated financial statements, we have decreased our previously reported pre-tax income for 2001 by $22 million relative to the reversal of the interest income.

Stock compensation

        During 2001 and 2000, the terms of certain outstanding stock options were modified to allow the extension of the exercise period upon the employee's separation from the Company. In our previously issued consolidated financial statements, we did not record compensation expense in connection with these modifications or with regard to certain other awards where the fair value of the underlying stock at the measurement date was greater than the strike price of the award. As part of our internal analysis, we determined that compensation expense should have been recorded for these matters in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and FIN No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB Opinion No. 25). As a result, in our restated consolidated financial statements we have decreased our previously reported pre-tax income by $1 million and $51 million for the years ended December 31, 2001 and 2000, respectively.

Curtailment gain

        During the third quarter of 2000, and in conjunction with the Merger, QCII changed certain post-retirement benefits as discussed in Note 11—Employee Benefits. The reduction in the accumulated post-retirement benefit obligation was originally accounted for as a plan curtailment, resulting in a one-time gain in our previously issued consolidated financial statements. Based on our internal analysis, and in consideration of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS No. 106"), and the FASB Staff Implementation Guide for SFAS No. 106, we determined that the elimination of benefits should have been recorded as a negative plan amendment. Negative plan amendments are amortized as a reduction of benefit expense over the expected remaining service period or life expectancy of the participants, as appropriate, or approximately seven years in our case. As a result, in our restated consolidated financial statements we have increased our previously reported pre-tax income by $7 million in 2001 and decreased our previously reported pre-tax income by $47 million in 2000.

Other

        We reduced our previously reported revenue by $42 million and $36 million and decreased our pre-tax income by $123 million and $2 million for the years ended December 31, 2001 and 2000, respectively, for other adjustments discovered as a result of our internal analysis. These adjustments have been aggregated in our presentation. The individual adjustments ranged from $100,000 to $15 million for revenues and from $100,000 to $16 million for pre-tax income in the periods presented and had an average impact of $6 million to revenues and $7 million to pre-tax income.

Balance sheet impacts

        In addition to the effects on our 2001 and 2000 consolidated statements of operations discussed above, the restatement affected our consolidated balance sheets as of December 31, 2001 and 2000.

The following tables set forth the effects of our restatement adjustments on our condensed 2001 and 2000 consolidated balance sheets:

	Previously Reported	Increase/ (Decrease)	As Restated
	(Dollars in millions)
As of December 31, 2001:
Assets:
Total current assets	$2,945	$(288)	$2,657
Property, plant and equipment—net	19,431	(244)	19,187
Other and intangible assets—net	2,690	(148)	2,542

Total assets	$25,066	$(680)	$24,386

Liabilities and stockholder's equity:
Total current liabilities	$6,295	$2,209	$8,504
Long-term borrowings	5,781	—	5,781
Deferred income taxes and other liabilities	5,699	(177)	5,522

Total liabilities	17,775	2,032	19,807
Total stockholder's equity	7,291	(2,712)	4,579

Total liabilities and stockholder's equity	$25,066	$(680)	$24,386

	Previously Reported	Increase/ (Decrease)	As Restated
	(Dollars in millions)
As of December 31, 2000:
Assets:
Total current assets	$2,444	$19	$2,463
Property, plant and equipment—net	18,100	(17)	18,083
Other and intangible assets—net	2,298	(282)	2,016

Total assets	$22,842	$(280)	$22,562

Liabilities and stockholder's equity:
Total current liabilities	$6,156	$538	$6,694
Long-term borrowings	6,247	—	6,247
Deferred income taxes and other liabilities	5,174	(134)	5,040

Total liabilities	17,577	404	17,981
Total stockholder's equity	5,265	(684)	4,581

Total liabilities and stockholder's equity	$22,842	$(280)	$22,562

        Stockholder's equity has been restated for items other than the adjustments to net income discussed in the summary of restatement items section above. Among other restatements, it has also been restated for adjustments to dividends declared and for the contested liability trust. The adjustments to dividends declared are attributed to our failure to record dividends that were declared in 2000 and 2001 under a standing declaration policy. A reconciliation of stockholder's equity between "Previously Reported" and "As Restated" is as follows:

	December 31,
	2001	2000
	(Dollars in millions)
Stockholder's equity, as previously reported	$7,291	$5,265
Cumulative effect of restatement adjustments on net income	(624)	(294)
Adjustments to dividends declared	(1,884)	(477)
Note receivable—contested liability trust	(286)	—
Stock compensation	92	87
Other consolidation and reconciliation adjustments	(10)	—

Stockholder's equity, as restated	$4,579	$4,581

Note 4: Restructuring and Merger-related (Credits) Charges

Restructuring and other charges

  2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to continued declines in our revenues and general economic conditions, QCII identified employee reductions in various functional areas and permanently abandoned a number of operating and administrative facilities. In connection with that restructuring, we recorded a restructuring reserve and recorded a charge to our consolidated statement of operations of $99 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our 2002 restructuring plan for the year ended December 31, 2002 is as follows:

  Year ended December 31, 2002

	2002 Provision	2002 Utilization	December 31, 2002 Balance
	(Dollars in millions)
Severance and employee-related charges	$74	$37	$37
Contractual settlements, legal contingencies and lease losses	25	2	23

Total	$99	$39	$60

        The 2002 activities included charges of $74 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. QCII identified approximately 2,400 of our employees from various functional areas to be terminated as part of this reduction. As of December 31, 2002, approximately 1,800 of the reductions had been accomplished and $37 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be essentially complete by December 31, 2003. The 2002 provisions were offset in our 2002 consolidated statement of operations by a reversal of $64 million of accruals established in 2001 as part of the restructuring plan as discussed below.

        Also as part of the 2002 restructuring, we permanently abandoned 25 leased facilities and recorded a charge of $25 million to restructuring and other charges in our consolidated statement of operations.

The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. We recorded this charge directly to our consolidated statement of operations. As of December 31, 2002 we had utilized $2 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

        For the year ended December 31, 2002 other severance-related charges not associated with the specific plans were $10 million.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved by QCII to reduce employee levels, consolidate and sublease facilities and abandon certain capital projects and terminate certain operating leases. In connection with this restructuring, we established a restructuring reserve and recorded a restructuring charge to our consolidated statement of operations of $212 million to cover the costs associated with these actions as more fully described below.

        In order to streamline our business and consolidate operations to meet lower customer demand resulting from declining economic conditions, QCII implemented a plan to reduce employees, consolidate and sublease facilities, abandon certain capital projects, terminate certain operating leases and recognize associated asset impairments. An analysis of activity associated with the 2001 plan for the years ended December 31, 2002 and 2001 is as follows:

  Year ended December 31, 2002

	January 1, 2002 Balance	2002 Provision	2002 Utilization	2002 Reversal	December 31, 2002 Balance
	(Dollars in millions)
Severance and employee-related charges	$184	$—	$110	$64	$10
Contractual settlements, legal contingencies and lease losses	24	4	17	—	11

Total	$208	$4	$127	$64	$21

  Year ended December 31, 2001

	2001 Provision	2001 Utilization	December 31, 2001 Balance
	(As restated, see Note 3) (Dollars in millions)
Severance and employee-related charges	$188	$4	$184
Contractual settlements, legal contingencies and lease losses	24	—	24

Total	$212	$4	$208

        In 2001, QCII identified approximately 4,800 of our employees from various functional areas to be terminated as part of an employee reduction and we accrued a restructuring reserve of $188 million for severance benefits for those employees. As of December 31, 2002, our restructuring activities under this plan were substantially complete. Approximately 3,700 employees had been terminated and $114 million of the restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. As a result of actual terminations falling short of our original plan, we reversed $64 million of the severance reserve established in 2001. This reversal was recorded as a reduction of restructuring and other charges in our 2002 consolidated statement of operations. In 2002, in response to this shortfall in planned employee terminations, QCII reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Until the fourth quarter of 2001, we occupied certain administrative and network operations buildings under operating leases with varying terms. Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve and recorded a charge to our 2001 consolidated statement of operations of $24 million. This restructuring reserve was associated with the termination of nine operating lease agreements. As of December 31, 2002 we had utilized $17 million of the established reserve for payments associated with leases and losses on subleases and contract termination costs related to exiting these buildings.

  Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our consolidated statement of operations during the fourth quarter of 2003, primarily for estimated severance costs, ranging from $35 million to $55 million.

Merger-related (credits) charges

        An analysis of activity associated with the Merger-related accruals which were established as a result of the Merger as described above for the years ended December 31, 2002, 2001 and 2000 is as follows:

  Year ended December 31, 2002

	January 1, 2002 Balance	2002 Provision	2002 Utilization	2002 Reversals	December 31, 2002 Balance
	(Dollars in millions)
Severance and employee-related charges	$6	$—	$4	$—	$2
Contractual settlements and legal contingencies	32	—	2	30	—

Total Merger-related charges	$38	$—	$6	$30	$2

  Year ended December 31, 2001

	January 1, 2001 Balance	2001 Provision	2001 Utilization	2001 Reversals	December 31, 2001 Balance
	(As restated, see Note 3) (Dollars in millions)
Contractual settlements and legal contingencies	$182	$133	$223	$60	$32
Severance and employee-related charges	100	35	100	29	6
Other Merger-related charges	17	44	58	3	—

Total Merger-related charges	$299	$212	$381	$92	$38

  Year ended December 31, 2000

	2000 Provision	2000 Utilization	December 31, 2000 Balance
	(As restated, see Note 3) (Dollars in millions)
Contractual settlements and legal contingencies	$477	$295	$182
Severance and employee-related charges	250	150	100
Other Merger-related charges	86	69	17

Total Merger-related charges	$813	$514	$299

        In 2000, in connection with the Merger, QCII established a Merger-related accrual and recorded a charge of $477 million to cover various contractual settlements and legal contingencies. In 2001, in connection with finalizing our Merger-related activities, we increased this reserve by $133 million related to these matters and recognized this additional charge. The amounts accrued relate to the cancellation of various commitments no longer deemed necessary as a result of the Merger and the settlement of various claims related to the Merger. In 2001 we reversed $60 million of this accrual and in 2002 we reversed an additional $30 million of the accrual. The reversals resulted from favorable developments in the matters underlying contractual settlements and legal contingencies. The reversals were credited to Merger-related (credits) charges in our consolidated statement of operations for the applicable year.

        In connection with the Merger, we reduced employee levels by over 3,200 people, primarily by eliminating duplicate functions. QCII initially identified approximately 2,500 of our employees in the third quarter of 2000. At various times throughout the fourth quarter of 2000 and the first and second quarters of 2001 QCII identified approximately 1,100 additional employees to arrive at the total reduction of approximately 3,600 employees. In 2000, we established a Merger-related accrual of $250 million related to this staffing reduction and in 2001 we increased the reserve by $35 million. All of the identified employees were terminated prior to December 31, 2001. Included in the severance and employee-related accrual in 2000 were $38 million of bonus payments that were payable subject to the successful completion of the Merger. The remainder of the 2000 accrual for severance and employee-related charges related to expected payments to employees expected to leave the Company under planned reductions subsequent to the consummation of the Merger. As of December 31, 2002, $254 million, including the payment of $38 million in bonuses, of the reserve had been paid for severance and enhanced pension payments. In 2001, upon completion of our Merger-related activities in this area and having achieved a reduction of 3,200 people, we reversed $29 million of the accrual into income for the difference between our original estimates and the actual payments.

        Other net Merger-related charges were $41 million for 2001 and $86 million for 2000. These other charges were comprised of professional fees, re-branding costs and other incremental costs directly associated with the Merger.

Note 5: Accounts Receivable

        The following table presents a breakdown of our accounts receivable balances:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Trade receivables	$1,279	$1,380	$1,255
Earned and unbilled receivables	250	270	276
Purchased receivables	104	148	213
Notes receivable and other	1	86	1

Total accounts receivable	1,634	1,884	1,745
Less: Allowance for bad debts	(140)	(155)	(81)

Accounts receivable—net	1,494	1,729	1,664
Accounts receivable—affiliates	120	77	90

Total accounts receivable	$1,614	$1,806	$1,754

        The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

        We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase these accounts receivable from the other telecommunications service providers on a full-recourse basis and include these amounts in our accounts receivable balance. As identified in the table above, purchased receivables included in our accounts receivable balances were $104 million, $148 million and $213 million at December 31, 2002, 2001 and 2000, respectively. We have not experienced any significant losses under the recourse provisions related to these purchased receivables.

        In addition, we also have billing and collection arrangements with other telecommunications service providers for certain services we provide to our customers outside our local service area. While these amounts are billed by the other telecommunications service providers on our behalf, we continue to include the receivables in our accounts receivable balances due to the full-recourse provisions of the billing and collection agreements.

        Our restated accounts receivable balances reflect the reclassification of the contested liability trust from note receivable to equity during the year ended December 31, 2001. For details see Note 3—Restatement of Results.

Note 6: Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2002	2001	2000
			(As restated, see Note 3)
		(Dollars in millions)
Land		$103	$102	$100
Buildings	38 years	2,904	2,866	2,699
Communications equipment	7-10 years	18,506	18,916	16,698
Other network equipment	8-57 years	18,211	17,610	16,475
General purpose computers and other	5-11 years	2,515	2,935	3,075
Construction in progress	—	173	523	1,020

		42,412	42,952	40,067
Less: accumulated depreciation		(25,101)	(23,765)	(21,984)

Property, plant and equipment—net		$17,311	$19,187	$18,083

Asset impairments

        A summary of asset impairments recognized is as follows:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Impairment of property, plant and equipment	$825	$—	$—
Special purpose access lines	—	—	191
Capitalized software due to restructuring activities (Note 7—Intangible Assets)	4	29	—
Impairment, capitalized software and other due to Merger (Note 7—Intangible Assets)	—	20	144

Total asset impairments	$829	$49	$335

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144 we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired. However, we determined that our wireless network, which provides personal communications service ("PCS") in select markets in our local service area, was impaired at June 30, 2002. For our wireless network, we then estimated the fair value using replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the wireless assets impairment. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $135 million, effective July 1, 2002.

Other asset impairments

        Subsequent to the Merger, we also re-evaluated all of our assets for potential impairment and, in certain instances, we concluded that the fair value of some of our assets were below their carrying value. As a result, we recorded an impairment charge during the year ended December 31, 2000 of $30 million, writing off the full carrying value of certain internal use software projects that were abandoned as a result of the merger.

        In connection with the Merger, we evaluated our dedicated special-purpose access lines that we lease to competitive local exchange carriers ("CLECs") for potential impairment. After considering the declining industry conditions and regulatory changes affecting CLECs in 2000, as well as the fact that these access lines would no longer generate cash flows, had no alternative use, and could not be sold or re-deployed, we concluded that the fair value of these assets was zero and we recorded an impairment charge of $191 million in our consolidated statements of operations, for the year ended December 31, 2000.

Note 7: Intangible Assets

        The components of intangible assets is as follows:

		December 31,
		2002		2001		2000
	Life Prior to Adoption of SFAS No. 142
		Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
					(As restated, see Note 3)
	(Dollars in millions)
Intangibles with indefinite lives:
Spectrum licenses	40 years	$113	$—	$111	$(7)	$100	$(5)
Intangibles with finite lives:
Capitalized software and other	5 years	1,704	(542)	1,367	(268)	909	(234)

Total intangible assets		$1,817	$(542)	$1,478	$(275)	$1,009	$(239)

        We recorded amortization expense of $302 million in 2002 for intangibles with finite lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization for each of the succeeding five years is as follows:

(Dollars in millions)
2003	$361
2004	331
2005	262
2006	161
2007	47

$1,162

Adoption of SFAS No. 142

        On January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. We performed a transitional impairment test on our wireless spectrum licenses and determined their carrying values are appropriate, and we ceased amortizing our intangible assets with indefinite lives on January 1, 2002. We have not presented net income for restated periods pre-and-post SFAS No. 142 adoption as differences are insignificant.

        Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets, primarily capitalized software and other, and determined that after restatement, they remained appropriate. In accordance with SFAS No. 142, we will continue to perform impairment tests on the remaining indefinite-lived intangible assets on an annual basis, or more often if events or changes in circumstances indicate the assets may be impaired.

Other intangible information

        In June 2002, pursuant to SFAS No. 144 as discussed in Note 6—Property, Plant and Equipment, we recorded an asset impairment charge to other intangible assets with finite lives. These include impairments related to capitalized computer software of $34 million, which is included in the $825 million wireless asset impairment charge.

        We recorded asset impairment charges of $4 million and $29 million in 2002 and 2001, respectively, related to internal software projects that we terminated, including customer database system projects.

        Following the Merger, we reviewed all internal use software projects in process and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $20 million and $114 million were written off in 2001 and 2000, respectively, and reported as asset impairment charges on our consolidated statements of operations at the time they were abandoned. The abandoned projects primarily included a significant billing system replacement.

Note 8: Assets Held for Sale—Net

        We had net assets held for sale of $43 million as of December 31, 2000. Prior to and during 2000, U S WEST agreed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines in nine states to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale", U S WEST stopped recognizing depreciation expense on the related assets and carried them at the lower of their cost or fair value, less estimated cost to sell.

        On July, 20, 2001, we terminated the agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining access lines. As a result, the remaining access lines and related assets were reclassified to "held and used" as of June 30, 2001. In connection with the change in use and this reclassification, the access lines and related assets were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (b) their fair value at June 30, 2001. This resulted in a charge to depreciation expense in 2001 of $222 million to "catch up" the depreciation on these access lines and related assets for the period they were classified as held for sale. The required depreciation adjustments to the carrying value of the individual access lines and related assets were included in our 2001 consolidated statement of operations.

        In 2001, we sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in proceeds and a gain of $51 million. In 2000, we completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $46 million and a gain of $28 million. In addition, we recorded a net loss of $39 million relating to the disposal of other non-strategic assets.

Note 9: Borrowings

Current borrowings

        As of December 31, 2002, 2001 and 2000, our current borrowings consisted of:

	December 31,
	2002	2001	2000
	(Dollars in millions)
Commercial paper	$—	$888	$587
Short-term notes	—	124	—
Current borrowings—affiliates	1,888	2,292	1,521
Current portion of long-term borrowings	1,179	361	239
Current portion of capital lease obligations and other	76	138	144

Total current borrowings	$3,143	$3,803	$2,491

        Until February 2002, we maintained commercial paper programs to finance our short-term operating cash needs. QCII and we had a $4.0 billion syndicated credit facility ("Credit Facility"), of which $1.0 billion was designated to us. As a result of reduced demand for our commercial paper programs, we borrowed $1.0 billion under the Credit Facility in the first quarter of 2002. During the first quarter of 2002, we also paid down approximately $1.0 billion of our current borrowings including substantially all of our outstanding commercial paper. The weighted average interest rates on outstanding commercial paper borrowings at December 31, 2001 and 2000 were 2.59% and 6.85%, respectively.

        In March 2002, we used approximately $1.0 billion of the proceeds from our March 2002 bond offering, discussed below, to reduce our amount outstanding under the Credit Facility to zero. QCII and QSC amended the Credit Facility in August of 2002. Following the amendment, we are no longer a party to the Credit Facility.

        Current borrowings—affiliates represent short-term borrowings on unsecured lines of credit (the "Affiliates Lines of Credit") by our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"), from affiliates that are wholly owned by QCII. The Affiliates Lines of Credit mature in January 2005 and have an interest rate of 7.50% per annum. We expect that the maturities of these lines of credit will be extended by our affiliates as necessary. Qwest Corporation does not guarantee the borrowings of Qwest Wireless.

Long-term borrowings

        As of December 31, 2002, 2001 and 2000, our long-term borrowings consisted of the following:

	December 31,
	2002	2001	2000
	(Dollars in millions)
Notes with various rates ranging from 4.375% to 9.125% and maturities from 2002 to 2043	$6,137	$5,817	$6,177
Unamortized discount and other	(142)	(122)	(125)
Capital lease obligations and other	21	86	195

Total long-term borrowings	$6,016	$5,781	$6,247

        At December 31, 2002, 2001 and 2000, we had aggregate principal outstanding of $6.137 billion, $5.817 billion and $6.177 billion, excluding unamortized discounts of $142 million, $122 million and $125 million, respectively, of unsecured notes at interest rates ranging from 4.375% to 9.125% and with maturities from 2002 to 2043. The indentures governing these notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2002. Included in the amounts listed above are the following issuances:

        In March 2002, we issued $1.5 billion in bonds with a 10-year maturity and an 8.875% interest rate. At December 31, 2002 the interest rate was 9.125%. Once we have registered the notes, the interest rate will return to 8.875%, the original stated rate. The proceeds from the sale of the bonds were used to repay approximately $1.0 billion on the Credit Facility, short-term obligations and currently maturing long-term borrowings.

        In June 2000, we issued $1.0 billion in notes with a three-year maturity due 2003 and an interest rate of 7.625%.

        Our borrowings had the following interest rates and maturities at December 31, 2002:

	Maturities
Interest rates
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in millions)
Up to 5%	$50	$—	$—	$—	$—	$—	$50
Above 5% to 6%	24	117	41	—	70	320	572
Above 6% to 7%	43	—	416	—	90	1,000	1,549
Above 7% to 8%	2,950	750	—	—	—	1,583	5,283
Above 8% to 9%	—	—	—	—	—	250	250
Above 9%	—	—	—	—	—	1,500	1,500

Total borrowings	$3,067	$867	$457	$—	$160	$4,653	$9,204

Capital leases and other							97
Unamortized discount and other							(142)
Less current borrowings							(3,143)

Total long-term debt							$6,016

Other debt related matters

        At September 30, 2003, QCII and its consolidated subsidiaries had total borrowings of $21.3 billion. Some of these borrowings issued by QCII and QSC are secured by liens on the stock of the Company. As a result, ownership of the stock of the Company could transfer if either QCII or QSC were to default on its debt obligations.

        At December 31, 2002, we were in compliance with all provisions and covenants of our borrowings. Some of QSC's loan documents contain financial reporting covenants that require delivery of our annual and quarterly periodic reports. A waiver has been obtained for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide the financial information to January 31, 2004.

Interest

        The following table presents the amount of gross interest, capitalized interest and cash interest paid during 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Gross interest expense	$724	$659	$601
Capitalized interest	(25)	(46)	(52)

Net interest expense	$699	$613	$549

Cash interest paid	$633	$606	$541

        Of the cash interest paid shown above, cash interest paid to affiliates amounted to $162 million, $142 million and $87 million for 2002, 2001 and 2000, respectively.

Cross-currency swaps

        We occasionally enter into derivative financial instruments. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have also employed financial derivatives to hedge foreign currency exposures associated with certain debt.

        Prior to 2000, under a cross-currency swap, we agreed with another party to exchange U.S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. We designed this cross-currency swap as a hedge of our borrowings. The cross-currency swap was tied to the Swiss Franc and had a fair value of negative $40 million at December 31, 2000. Upon adoption of SFAS No. 133 on January 1, 2001, the cross-currency swap was carried at fair value on the consolidated balance sheet with changes in fair value included in other comprehensive income (loss) in the consolidated statement of stockholder's equity. The cross-currency swap expired in November 2001 when the Swiss Franc borrowing matured.

        We were exposed to, but did not incur, losses from non-performance by counter-parties on these derivative financial instruments.

Credit ratings

        QCII and Qwest affiliate credit ratings were lowered by Moody's Investor Services ("Moody's"), Standard and Poor's ("S&P") and Fitch Ratings ("Fitch") on multiple occasions during 2002. The table below summarizes our ratings as of December 31, 2002 and 2001. The December 31, 2002 ratings are still in effect and represent ratings of long-term debt.

December 31,
	2002	2001
Moody's	Ba3	A2
S&P	B-	BBB+
Fitch	B	A

        With respect to Moody's, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. According to Moody's, often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The "1, 2, 3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. According to S&P, a B- rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation, but adverse business, financial or economic conditions will likely impair the issuer's capacity or willingness to meet its financial commitment on the obligation.

        With respect to Fitch, any rating below BBB is considered speculative in nature. According to Fitch, a B rating is considered below BBB and is highly speculative, meaning that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given these current credit ratings, as noted above, our ability to raise additional capital under acceptable terms and conditions may be negatively impacted. In addition, changes to QCII's ratings would likely affect our credit ratings.

Note 10: Other Financial Information

Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Accrued interest	$140	$87	$77
Employee compensation	165	188	245
Current portion of state regulatory and legal liabilities	182	156	193
Accrued property taxes and other operating taxes	357	358	359
Other	55	43	57

Total accrued expenses and other current liabilities	$899	$832	$931

Note 11: Employee Benefits

Pension, post-retirement and other post-employment benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. The plan administrator allocates the cost of pension and post-retirement health care and life insurance benefits and required contributions to us. The allocation is based upon employee demographics of our employees compared to all the remaining participants. For further discussion of the QCII pension, post-retirement and other post-employment benefit plans please see the 2002 QCII Form 10-K.

        In accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-retirement and other post-employment benefit plans. No pension funding was required in 2002, 2001 or 2000 and as of December 31, 2002, as the fair value of the assets in the qualified Pension Trust exceeded the accumulated benefit obligation of the qualified Pension Plan. In addition, we did not make any contributions to the post-retirement healthcare or life trusts in 2002 or 2001; however, we did contribute $16 million to the post-retirement healthcare trust in 2000.

        Our allocated pension credits for 2002, 2001 and 2000 were $160 million, $279 million and $259 million, respectively. Our allocated post-retirement benefit costs for 2002, 2001 and 2000 were $107 million, $12 million and $14 million, respectively. These allocated amounts represent our share of the pension credits and post-retirement benefit costs based on the actuarially determined amounts.

        For 2002, 2001 and 2000, the net pension credit allocated to cost of sales was $30 million, $186 million and $166 million, respectively. For 2002, 2001 and 2000, the net pension credit allocated to SG&A was $23 million, $81 million and $79 million, respectively.

Other benefit plans

  401(k) plan

        QCII currently sponsors a defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan, and by the Internal Revenue Service. Currently, we match a percentage of employee contributions in QCII common stock. As of December 31, 2002, the assets of the plan included approximately 84 million shares of QCII common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plans of $5 million, $59 million and $77 million for 2002, 2001 and 2000, respectively. In addition, QCII, on our behalf, made contributions of QCII common stock valued at $44 million in 2002. QCII did not make any contributions of QCII common stock on our behalf in 2001 or 2000.

  Deferred compensation plans

        QCII sponsors several deferred compensation plans for a select group that includes certain of our current and former management and highly compensated employees, certain of which are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including QCII's common stock.

        Our portion of QCII's deferred compensation obligation is included on our consolidated balance sheet in deferred credits and other. The allocation of deferred compensation by QCII is based on our participant balances. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. Our portion of QCII's deferred compensation liability as of December 31, 2002, 2001 and 2000 was $6 million, $12 million and $18 million, respectively. Our portion of QCII's deferred compensation plans' assets were $4 million and $13 million at December 31, 2001 and 2000, respectively, and are included in other long-term assets on the consolidated balance sheets.

Note 12: Stock Incentive Plans

Stock options

        Our employees participate in the QCII employee stock incentive plans. Prior to the Merger, we adopted stock plans under which we could grant awards in the form of stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards. In connection with the Merger, all outstanding options of U S WEST issued prior to the Merger announcement were immediately vested. Options granted after the Merger announcement date continue to vest according to the vesting requirements in the plan.

        QCII's stock incentive plans, in which our employees participate, are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests, in accordance with FIN No. 28. We recorded stock-based compensation expense of $2 million, $6 million and $87 million in the years ended December 31, 2002, 2001 and 2000, respectively. For further discussion of QCII employee stock incentive plans see the QCII 2002 Form 10-K.

        QCII charges us for stock option compensation expense through a contribution to common stock for our share of the deferred compensation expense.

Employee stock purchase plan

        Our employees participate in the QCII Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase QCII's common stock at a price of 85% of the fair market value of the stock on the last trading day of the month in which the stock is purchased.

Note 13: Stockholder's Equity

Common stock (no par value)

        We have one share of issued and outstanding common stock owned by QSC.

Transfer of assets and other transfers with QSC

        In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values. During the year ended December 31, 2000, net assets were transferred to QSC with a combined carrying value of $233 million, including an investment carried at $220 million, which had associated accumulated comprehensive income of $210 million. QSC transferred to us $87 million related to stock compensation as well as pension credits of $6 million during 2000. We transferred net assets to QSC of $8 million in 2001. During 2002 QSC transferred to us $10 million of net assets, $16 million of tax benefits on stock options, and $2 million for stock compensation.

Dividends

        We declared cash dividends to QSC of $805 million, $1.407 billion and $902 million during 2002, 2001 and 2000, respectively. We paid cash dividends of $1.915 billion and $821 million in 2002 and 2000 respectively. The dividend payments made during 2000 include $396 million from 1999. At December 31, 2002 we had $774 million in dividends payable.

Accumulated other comprehensive income (loss)

        During the year ended December 31, 2000 we transferred, at our carrying value, marketable securities designated as available-for-sale to QSC.

Contested liability trust

        We have established a contested liability trust, or grantor trust, related to the payment of certain contingent obligations. The assets in the trust set aside for payments of these contingencies are not legally restricted. During 2000, the trust was funded with a contribution of a note receivable of $286 million.

Note 14: Income Taxes

        The components of the income tax provision are as follows:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Current tax provision:
Federal	$464	$153	$305
State and local	51	16	31

	515	169	336
Deferred tax (benefit) provision:
Federal	(20)	570	313
State and local	(6)	99	54

	(26)	669	367

Provision for income taxes	$489	$838	$703

        The effective tax rate differs from the statutory tax rate as follows:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes—net of federal effect	2.3	3.3	3.4
Tax on sale of appreciated investment transferred to QSC	—	—	4.5
Other	0.5	(1.0)	(0.2)

Effective income tax rate	37.8%	37.3%	42.7%

        The components of the net deferred tax liabilities are as follows:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Property, plant and equipment	$(2,622)	$(2,542)	$(2,025)
State deferred taxes—net of federal effect	(320)	(308)	(249)
Other	(119)	(91)	(100)

Total deferred tax liabilities	(3,061)	(2,941)	(2,374)
Post-retirement benefits, net of pension	660	573	633
Unamortized investment tax credit	44	47	54
State deferred taxes—net of federal effect	106	92	104
Bad debt	77	28	16
Other	126	137	191

Total deferred tax assets	$1,013	$877	$998

Net deferred tax liabilities	$(2,048)	$(2,064)	$(1,376)

        In 2000, we transferred an appreciated investment at its carrying value of $220 million net of accumulated other comprehensive income of $210 million to QSC. The taxable unrealized gain on transfer of $210 million triggered additional income tax expense of $82 million which is recorded in our consolidated statement of operations.

        We paid $646 million, $523 million and $395 million to QCII, through QSC, for income taxes in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, we had prepaid taxes of $255 million and $219 million to QCII, through QSC, respectively.

        We had unamortized investment tax credits of $125 million, $135 million and $154 million as of December 31, 2002, 2001 and 2000, respectively, included in Deferred Credits and Other on our consolidated balance sheets. These credits are amortized over the life of the related asset. Amortization of investment tax credits of $10 million, $19 million and $7 million are included in the provision for income taxes for the years ended December 31, 2002, 2001 and 2000, respectively. At the end of 2002, we had $13 million ($8 million, net of federal income tax) of state investment tax credit carryforwards that will expire between 2009 and 2016, if not utilized. The carryforwards do not include approximately $1 million of state investment tax credit carryforwards that were sold in 2003, as allowed by state law.

        In accordance with SFAS No. 109, "Accounting for Income Taxes", we have performed an evaluation of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Note 15: Contributions to QCII Segments

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see the QCII 2002 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. However, for reporting purposes only, we have separated our operating activities for all periods presented, into segments in a manner consistent with the consolidated segment results regularly reviewed by QCII's CODM. This segment presentation excludes affiliate revenue and expenses that are eliminated in consolidation by QCII.

        Revenue and expenses are based on the types of products and services described below. Network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, QCII does not allocate network infrastructure costs to individual products. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services operating expenses. QCII manages indirect administrative services costs centrally; consequently, these costs are not allocated to wireline or wireless services. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either wireline or wireless services operating expenses.

        Wireline services include revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and revenues from the sales of customer premises equipment ("CPE")); IntraLATA long-distance voice services (long-distance services within our local service area); and access services (which are primarily wholesale switched access services). Access services revenue is generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks. An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA"), to an exchange in another LATA or between exchanges within a LATA. Data and Internet services include data services (such as traditional private lines, wholesale private lines, integrated services digital network, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Internet dial access, professional services and related CPE). Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 Megahertz licenses to provide PCS in most markets in our local service area. We offer wireless services to residential and business customers providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. In the third quarter of 2003 we reviewed the carrying value of our wireless assets and determined that they were impaired. Accordingly, we recorded a charge of $230 million to our consolidated statements of operations. See Note 18—Subsequent Events.

        We intend to transfer ownership of Qwest Wireless to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004.

        Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources.

        The revenue and expenses shown below are derived from transactions with external customers.

	For the Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Operating revenue:
Wireline services	$10,795	$11,469	$11,322
Wireless services	694	688	422
Other services	16	12	3

Total contribution to QCII segment revenue	$11,505	$12,169	$11,747

Operating expenses:
Wireline services	$3,032	$3,428	$3,578
Wireless services	502	723	481
Other Services	905	768	1,130

Total contribution to QCII segment expenses	$4,439	$4,919	$5,189

Contribution to QCII segment income (loss):
Wireline services	$7,763	$8,041	$7,744
Wireless services	192	(35)	(59)
Other services	(889)	(756)	(1,127)

Total contribution to QCII segment income	$7,066	$7,250	$6,558

Capital expenditures:
Wireline	$1,410	$3,608	$3,714
Wireless	55	310	321
Other	383	645	823

Total contribution to QCII capital expenditures	$1,848	$4,563	$4,858
Non-cash investing activities	(25)	(58)	(258)

Total contribution to QCII cash capital expenditures	$1,823	$4,505	$4,600

        The following table reconciles the segment information to net income for the years ended December 31, 2002, 2001 and 2000:

	For the Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Total contribution to QCII segment income	$7,066	$7,250	$6,558
Add:
Affiliate revenue	411	368	337
Deduct:
Affiliate expenses	1,670	1,355	1,113
Depreciation	2,655	2,902	2,311
Intangible assets amortization	302	191	111
Asset impairment charges	829	49	335
Restructuring and other charges—net	49	212	—
Merger-related credits (charges)—net	(30)	120	813
Total other expense—net	708	544	566
Income tax provision	489	838	703
Cumulative effect of change in accounting principle, net of taxes	—	—	41

Net income	$805	$1,407	$902

Note 16: Related Party Transactions

        We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services, wireless and other services.

        Our affiliates provide services and also contract services from third parties on our behalf. In the latter case the third parties bill our affiliates who in turn charge us for our respective share of these third party expenses. Our affiliates charge us for services rendered by their employees applying a fully distributed costs ("FDC") methodology. FDC rates are determined using current salary rates including factors for taxes, employee benefits, including stock based compensation, facilities and overhead costs. These salary rates are charged to us based on hours worked or charges are allocated to us based on estimates.

        We charge our affiliates based on tariffed rates for telephony and data services. We bill prevailing third party rates for wireless services and for other services we bill either FDC or market rates.

        We describe in further detail below the services provided by our affiliates.

Marketing, Sales and Advertising

        Marketing, sales and advertising, which support preparation for joint marketing of our services, include the development of marketing and advertising plans, sales unit forecasts, market research, sales training and compensation plans.

Information Technology Services

        Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning and billing of services, as well as the cost of improving, maintaining and operating our shared internal communications networks.

Product and Technical Services

        Product and technical services related to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

General Support Services

        General support services include legal, regulatory, general finance and accounting, tax, human resources and executive support.

Other

        This category includes the costs of miscellaneous services such as rental of office space, procurement and communications services.

        Included in our consolidated statement of operations and balance sheets are the following:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Revenues—affiliates	$411	$368	$337
Cost of sales—affiliates	$380	$337	$356
SG&A—affiliates	$1,290	$1,018	$757
Interest expense—net—affiliates	$158	$147	$92
Accounts receivable—affiliates	$120	$77	$90
Prepaid income taxes—QSC	$255	$219	—
Current borrowings—affiliates	$1,888	$2,292	$1,521
Accounts payable—affiliates	$331	$271	$311
Income taxes payable—QSC	—	—	$132

Note 17: Commitments and Contingencies

Commitments

Future contractual obligations

        The following table summarizes our future contractual cash obligations, excluding interest, as of December 31, 2002:

	Payments due by period
Future Contractual Cash Obligations
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(Dollars in millions)
Borrowings (Note 9—Borrowings)	$9,204	$3,067	$867	$457	$—	$160	$4,653
Capital lease obligations and other	110	83	15	3	1	1	7
Operating leases	1,224	153	143	133	101	91	603
Purchase commitment obligations	280	232	22	6	1	—	19

Total future contractual cash obligations	$10,818	$3,535	$1,047	$599	$103	$252	$5,282

Capital leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2002, 2001 and 2000 were $16 million, $58 million and $263 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $243 million, $454 million and $565 million of cost less accumulated amortization of $153 million, $260 million and $243 million at December 31, 2002, 2001 and 2000, respectively.

        The future minimum payments under capital leases as of December 31, 2002 are reconciled to our consolidated balance sheet as follows:

(Dollars in millions)
Total minimum payments	$110
Less: amount representing interest	(13)

Present value of minimum payments	97
Less: current portion	(76)

Long-term portion	$21

Operating leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense, net of sublease rentals, under these operating leases was $287 million, $318 million and $323 million during 2002, 2001 and 2000, respectively. Minimum operating lease payments have not been reduced by minimum sublease rentals of $44 million due in the future under non-cancelable subleases. In 2002, 2001 and 2000, contingent rentals representing the difference between the fixed and variable rental payments were not material.

Purchase commitment obligations

        We have purchase commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment primarily through December 31, 2006. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage. We believe we will meet all minimum payment commitments. In the unlikely event that the requirements are not met, we will record the appropriate charges.

Letters of credit

        At December 31, 2002, the amount of letters of credit outstanding was $3 million and we did not have any outstanding guarantees.

Contingencies

Legal proceedings involving Qwest

  Securities action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended (the "1933 Act"). The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

  Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the Telecommunications Act of 1996, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA Incorporated ("McLeod") and Eschelon Telecom, Inc. ("Eschelon") discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial, written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all carriers other than Eschelon and McLeod; this discount would be applicable to purchases made by these carriers during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) during the months of November 2000 through February 2001;

  •
  pay all carriers other than Eschelon and McLeod monthly credits of $2 per access line (subject to certain offsets) during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all wholesale intrastate services performed by us. We plan to file exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about these matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states.

        Illuminet, Inc. ("Illuminet"), a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied, and subsequently perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other matters

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. Through December 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. On December 11, 2003, we received a request for information from the FCC related to changes in certain customers' preferred carriers for interLATA or intraLATA long distance service. We may become subject to other investigations or complaints in the future, and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

Legal proceedings involving QCII

        QCII is involved in several investigations, securities actions and other matters that, if resolved against QCII, could have a material adverse effect on our business and financial condition. These matters are more fully described below.

  Investigations

        On April 3, 2002, the Securities and Exchange Commission ("SEC") issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII 2002 Form 10-K. Some of those accounting practices and transactions and related disclosures also are the subject of various adjustments and restatements described in this Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        During 2002, the United States Congress held hearings regarding QCII and matters that are similar to those being investigated by the SEC and the U.S. Attorney's Office. QCII cooperated fully with Congress in connection with those hearings.

        While QCII is continuing in its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. Such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's merger with U S WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral is last February's indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. ("Genuity") in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

  Securities actions and derivative actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action". Plaintiffs in the consolidated securities action name as defendants in the Fourth Consolidated Amended Class Action Complaint ("the Fourth Consolidated Complaint"), which was filed on or about August 21, 2002, QCII, its former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that QCII's financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that QCII and certain of the individual defendants violated Section 11 of the 1933 Act, and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of QCII's common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of QCII's notes dated July 12, 2001; and (3) the exchange of $3.75 billion of QCII's notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both QCII and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin QCII's sale of Qwest Dex, Inc. or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of QCII's Board of Directors ("the Board"), and naming QCII as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to QCII by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to QCII by causing or permitting it to commit alleged securities violations, thus (i) causing it to be sued for such violations, and (ii) subjecting it to adverse publicity, increasing its cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about QCII. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of QCII's consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things, that (i) certain officers and/or directors traded QCII's stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

        On March 6, 2002, an alleged derivative lawsuit was filed in the District Court for the City and County of Denver, naming as defendants each of the then members of QCII's Board of Directors, certain former officers of QCII and Arthur Andersen LLP. QCII is named as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges that the Board members intentionally or recklessly breached their fiduciary duties to QCII by causing or allowing it to issue financial disclosures that were false or misleading. Plaintiffs seek unspecified damages on QCII's behalf against the defendants. On July 2, 2002, this state court derivative lawsuit was stayed pending further order of the court. On or about August 1, 2003, the plaintiffs filed an amended derivative complaint, which does not contain claims against QCII's former officers and Arthur Andersen LLP, but continues to assert claims against the Board defendants. In the amended complaint, the plaintiffs allege, among other things, that the individual defendants abdicated their duty to implement and maintain an adequate internal accounting control system and thus allegedly violated (i) their fiduciary duties of loyalty and good faith; (ii) GAAP; and (iii) QCII's Audit Committee's charter (which requires, among other things, that QCII's Audit Committee serve as an independent and objective party to monitor QCII's financial reporting and internal control system). The amended complaint also states new claims against Mr. Nacchio for his alleged breach of fiduciary duties. Plaintiffs seek a court order requiring that Mr. Nacchio disgorge to QCII all of his 2001 compensation, including salary, bonus, long-term incentive payouts and stock options. In addition, the plaintiffs contend that Mr. Nacchio breached his fiduciary duties to QCII by virtue of his sales of its stock allegedly made using his knowledge of material non-public information. The plaintiffs seek the imposition of a constructive trust on any profits Mr. Nacchio obtained by virtue of these sales.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans ("Plan"), from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below and referred to as the "consolidated ERISA action". QCII expect the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002, names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and QCII's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act ("ERISA"), alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the U S WEST merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of QCII's Board of Directors and QCII current Chief Financial Officer, Oren G. Shaffer, and naming QCII as a nominal defendant. On or about September 16, 2002, an amended complaint was filed in the action, naming the same defendants except Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of QCII's Board of Directors and names QCII as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an amended complaint (the "Second Amended Complaint") was later filed on or about January 23, 2003, and names as defendants the current members of QCII's Board of Directors, former Board member Hank Brown, QCII's former Chief Executive Officer, Joseph P. Nacchio, and QCII's former Chief Financial Officer, Robert Woodruff, and names QCII as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments of $13 million to QCII's former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate QCII for any insider trading profits. Plaintiffs likewise allege that QCII is entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to QCII all salaries and other remuneration paid to them by it during the time they breached their fiduciary duties, and that the court order the defendants to enforce policies, practices and procedures on behalf of QCII designed to detect and prevent illegal conduct by its employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of QCII's Board of Directors, certain of QCII's former officers, Anschutz Company and QCII as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to QCII and damaged QCII by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing QCII to issue false and misleading statements and financial results to the market regarding its earnings, revenues, business and investments; (iii) exposing QCII to massive liability for securities fraud; (iv) damaging QCII's reputation; and (v) trading QCII's shares while in possession of material, non-public information regarding its true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence and unjust enrichment against some of QCII's former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of QCII's former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint, which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) disgorgement of any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS"), filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate Qwest's revenues and decrease its expenses so that Qwest would appear more successful than it actually was." The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold QCII's notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleged claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against QCII for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenues and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        The consolidated securities action, the consolidated ERISA action and the CalSTRS and New Jersey actions described above and the State Universities Retirement System of Illinois ("SURSI") action described in Note 18—Subsequent Events present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements of its financial statements for fiscal 2001 and 2000 affect the risks presented by these cases. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purpose of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business, operations and financial condition would be similarly affected.

Other matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII has a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions.

        Several purported class actions relating to the installation of fiber optic cable in certain rights of way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in our favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges QCII's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiff's property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, QCII cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

Note 18: Subsequent Events

Contingencies

        On January 10, 2003, SURSI filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors, and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint, dropping (i) certain individual and corporate defendants and (ii) its claim under the Illinois Consumer Fraud and Deceptive Business Practices Act. The second amended complaint alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities. The complaint alleges, among other things that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate QCII's revenues and decrease its expenses by, among other allegations, improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint, KMC, KPNQwest and Koninklijke KPN, N.V. The complaint purports to state causes of action against QCII under: (i) the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) Section 11 of the 1933 Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement.

Debt-related matters

        On June 9, 2003, we completed a senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as our other long-term debt. The net proceeds were used to refinance our debt due in 2003 and to fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) per annum and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

Asset impairment

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using recent selling prices for comparable assets. Our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million. Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation will be eliminated in connection with the accounting for the impairments. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

QCII purchase agreement

        On December 18, 2003, QCII entered into an agreement to purchase certain telecommunications assets from Allegiance Telecom, Inc. ("Allegiance") for a purchase price consisting of $300 million in cash, a convertible promissory note in the amount of $90 million and the assumption of certain liabilities. The agreement is subject to approval by the U.S. Bankruptcy Court and certain other government regulatory agencies. The Bankruptcy Court has designated QCII as the stalking horse bidder in the sale process. Other interested potential bidders will have an opportunity to offer higher bids for the assets of Allegiance. If QCII is successful in the bidding process, it expects to consummate the transaction sometime in 2004. In that event, it is possible that some portion of the Allegiance assets will be transferred to or purchased by us, although we have not yet determined the amount or the price we would pay for them.

Dividends

        For the nine months ended September 30, 2003, we have declared regular dividends amounting to $1.034 billion. In addition, in August and November of 2003, we declared and paid dividends in the amount of $360 million and $719 million, respectively, relating to net income from prior periods that had not been declared or paid as dividends in those periods. We plan to declare and make additional dividend payments in the future until all net income from wireline entities from prior periods has been declared and remitted as dividends. We estimate that the incremental amount (in addition to the $1.079 billion declared in 2003) of such dividends will be approximately $1.3 billion.

Note 19: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter		Total
	(As restated, see Note 3) (Dollars in millions)
2002(1)
Revenues	$3,068		$3,002		$2,948	$2,898		$11,916
Operating income (loss)	758		(215)		654	805		2,002
Net income (loss)	$370		$(253	)(2)	$303	$385		$805
2001
Revenues	$3,111		$3,138		$3,182	$3,106		$12,537
Operating income	757		606		951	475		2,789
Net income	$377	(3)	$321	(4)	$496	$213	(5)	$1,407

(1)
Balances for the quarter ended March 31, 2002 have been restated. See discussion of the restatement in Note 3—Restatement of Results. As we have not previously filed our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002, these numbers have not been restated. All amounts for 2001 have also been restated.

(2)
Includes an after-tax charge of $503 million for the impairment of assets (primarily property, plant and equipment) under FAS No. 144.

(3)
Includes a net after-tax charge of $59 million for Merger-related charges.

(4)
Includes "catch up" depreciation of $136 million (after-tax) for access lines that were reclassified as "held and used" and a net after-tax charge of $64 million for Merger-related charges.

(5)
Includes an after-tax increase in SG&A of approximately $77 million over prior quarters primarily due to increased purchases from affiliates and higher bad debt. Also includes a net after-tax charge of $80 million for restructuring and Merger-related charges.

        The table below reconciles the quarterly information as previously reported to the restated amounts.

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002	(Dollars in millions)
Revenues, as previously reported	$3,049	$—	$—	$—	$—
Restatement adjustments	19	—	—	—	—
Revenues	3,068	3,002	2,948	2,898	11,916
Operating income, as previously reported	817	—	—	—	—
Restatement adjustments	(59)	—	—	—	—
Operating income (loss)	758	(215)	654	805	2,002
Net income as previously reported	391	—	—	—	—
Restatement adjustments	(21)	—	—	—	—
Net income (loss)	$370	$(253)	$303	$385	$805
2001
Revenues, as previously reported	$3,119	$3,164	$3,181	$3,211	$12,675
Restatement adjustments	(8)	(26)	1	(105)	(138)
Revenues	3,111	3,138	3,182	3,106	12,537
Operating income, as previously reported	846	855	984	637	3,322
Restatement adjustments	(89)	(249)	(33)	(162)	(533)
Operating income	757	606	951	475	2,789
Net income as previously reported	441	469	515	312	1,737
Restatement adjustments	(64)	(148)	(19)	(99)	(330)
Net income	$377	$321	$496	$213	$1,407

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Prior to May 29, 2002, QCII had not engaged independent auditors for 2002. Based on the recommendation of the Audit Committee of the Board of Directors of QCII, on May 29, 2002 the Board of Directors of QCII decided, effective immediately, not to re-engage Arthur Andersen LLP as our independent auditor.

        Effective May 29, 2002, QCII's Board of Directors engaged KPMG LLP ("KPMG") to serve as our independent auditor for 2002.

        Arthur Andersen LLP's reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 29, 2002, there were (1) no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements and (2) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        During the years ended December 31, 2001 and 2000 and prior to May 29, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        Following our decision not to re-engage Arthur Andersen LLP and the engagement of KPMG, we decided to revise certain of our previous accounting practices and policies. Prior to making these revisions, we sought Arthur Andersen LLP's input and cooperation and notified Arthur Andersen LLP of our determinations prior to their public announcement. During August 2002, QCII received a letter from Arthur Andersen LLP, indicating its disagreement with QCII's proposed restatement as to certain issues not relevant to our financial statements. Although QCII has continued to seek Arthur Andersen LLP's input following Arthur Andersen LLP's letter as it made further determinations about the restatement of other issues, QCII has not responded to the August correspondence from Arthur Andersen LLP. Following QCII's notification to Arthur Andersen LLP of certain restatement issues it contemplated discussing with the staff of the SEC during February 2003, QCII received a second letter from Arthur Andersen LLP indicating it had not received a response to its positions and expressing Arthur Andersen LLP's disagreement with the other restatement issues that QCII had identified. Arthur Andersen LLP has not withdrawn its previously issued opinion related to our financial statements for the three years ended December 31, 2001.

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion.

        We have completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation has allowed us to make conclusions in 2003, as set forth below, regarding the state of our disclosure controls and procedures as of December 31, 2002. This evaluation included the following actions:

  •
  Beginning in July 2002, our new auditors, KPMG, at the direction of senior management, the Audit Committee of QCII and the Board of Directors of QCII, conducted a review of our internal controls over financial reporting and communicated to QCII's Audit Committee and senior management its findings with respect to approximately 150 internal control issues;

  •
  Starting in May 2002, our accounting personnel engaged in an extensive effort to analyze and reconcile each of our quarterly balance sheets. These continuing efforts, along with efforts to satisfy the certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review;

  •
  The QCII internal audit group conducted a comprehensive company-wide risk assessment beginning in the fall of 2002. As part of this assessment, QCII's internal audit group and its controller's organization scrutinized a number of items for potential internal control deficiencies. QCII's internal audit group also reviewed unresolved issues identified in past internal audits for potential internal control deficiencies; and

  •
  QCII's substantial efforts to restate our 2001 and 2000 financial statements included an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2001 and 2000 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments.

        As a result of our efforts in 2003 and 2002 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures, we have now concluded that the following internal control deficiencies constituted "material weaknesses" or "significant deficiencies," as defined under standards established by the American Institute of Certified Public Accountants, during the three fiscal years that were the subject of the audit:

  •
  Deficiencies related to the structure and design of certain financial information and reporting processes. These deficiencies related to our complex multiple practices and processes that were not fully integrated following the Merger. Certain of these deficiencies were a consequence of the manual intervention that became necessary as a result of the lack of complete integration. Among the problems evidencing these deficiencies were those that had occurred in our accounting processes for intercompany transactions and the recognition of revenue in the Company's wireless business;

  •
  Deficiencies related to design of policies and execution of processes related to accounting for operating activities. These deficiencies included problems that occurred in our accounting policies and processes for verifying account balances and transactions such as accounts receivable, posting cash to the general ledger, balance sheet reconciliations, facilities costs, fixed assets and inventory. In 2003 and 2002, we confirmed our restatement findings with detailed activity reconciliations;

  •
  Deficiencies related to inadequate or ineffective policies for complex transactions and certain other matters. These deficiencies related to problems that occurred in accounting for complex transactions. In 2002, we implemented a new policy for the initiation and processing of complex transactions and we introduced interim and mitigating controls that address certain of these other issues; and

  •
  Deficiencies related to the internal control environment. As a result of the various issues raised in connection with the restatement process, current management has also concluded that deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the three fiscal years subject to audit constituted, at times, a material weakness and, at other times, a significant deficiency. In 2002, the Board of QCII appointed new senior management, and the Company undertook subsequent efforts to resolve internal control problems. The Audit Committee of QCII and the Company also took steps to address these issues and continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal controls.

        In October 2003, in connection with the delivery of the Statement on Auditing Standards No. 61 report on the audit of QCII's consolidated financial statements for 2002 and restated financial statements for 2001 and 2000, KPMG reported to QCII's management and its Audit Committee reportable conditions consistent with the items described above and characterized them as material weaknesses. The Company, in performing its evaluation, also considered KPMG's findings.

        We believe that many of the restatement adjustments are the result of the ineffective internal control policies and procedures, as indicated above. We also believe that, in some cases, certain of our employees did not follow our policies, processes and procedures. We have taken these cases into account when evaluating our responsibilities to restate certain matters that otherwise may not have met quantitative standards of materiality.

        While performing our internal analysis, we identified various transactions in which employees misapplied policies or procedures in a manner that permitted us to prematurely recognize revenue. Several employees were disciplined after we determined that they had engaged in misconduct in transactions that allowed us to prematurely recognize revenue.

        In our review of the matters leading to the restatement of our wireless revenue, we determined that some of our employees violated our policies by failing to report known errors to proper management personnel and attempting to correct the errors only prospectively. We have taken disciplinary action against the employees who did not follow our policies.

        Since mid-2002, we or QCII have taken a number of steps that will impact the effectiveness of our internal controls, including the following:

  •
  Appointed a new Chief Executive Officer ("CEO"), following the resignation of the former CEO;

  •
  Appointed a new Chief Financial Officer, a new Senior Vice President-Finance and Controller, and a number of other new individuals in our finance and controller groups. We also restructured the finance group in a manner that places greater emphasis on control and accountability issues;

  •
  After completing an extensive balance sheet review and reconciliation process, we identified improved processes and procedures that have been or are being implemented;

  •
  QCII substantially increased the number of employees in its internal audit group;

  •
  QCII appointed a new Chief Compliance Officer who reports to its CEO;

  •
  We improved the effectiveness of our corporate compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level business unit employees;

  •
  QCII amended its Code of Conduct and Compliance Policies to include company-wide principles and procedures for maintaining the integrity of our compliance, accounting and reporting systems. We have established compliance training programs in connection with the amended Code of Conduct;

  •
  We re-evaluated prior policies and procedures and established new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures;

  •
  QCII established a Disclosure Committee, consisting of senior personnel from the business units and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC;

  •
  We have taken advantage of significant outside resources to supplement our finance and controller groups and to support the preparation of financial statements and reports that are to be filed with the SEC;

  •
  We have developed and implemented interim mitigating controls, involving manual procedures by a substantial number of employees, in order to reduce to a low level the risk of material misstatement in the financial statements; and

  •
  QCII's Board modified its Audit Committee's Charter so that it complies with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder.

        We believe that these efforts have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2002, 2001 and 2000. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment. However, the Company can give no assurances that all material weaknesses and significant deficiencies have been entirely corrected. Our management, including our CEO and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

        Other than as summarized above, since the evaluation date there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls. We will continue to assess our disclosure controls and procedures as we prepare our remaining delinquent filings and will take any further actions that we deem necessary.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have omitted this information pursuant to General Instruction I (2).

ITEM 11. EXECUTIVE COMPENSATION

We have omitted this information pursuant to General Instruction I (2).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have omitted this information pursuant to General Instruction I (2).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have omitted this information pursuant to General Instruction I (2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this report:

(b)
Reports on Form 8-K:

  We filed the following report on Form 8-K during the fourth quarter of 2002:

  On November 29, 2002, we filed a report on Form 8-K stating that QCII had announced the completion of the first phase of the sale of its Qwest Dex business.

(c)
Exhibits required by Item 601 of Regulation S-K:

  Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040).
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.3	Amended and Restated Bylaws of Qwest.
(4.1)
No instrument which defines the rights of holders of Qwest's long and intermediate term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Qwest hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4.2	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago.
4.3	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago.
(4.4)
Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, NA, as Trustee (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).

(10.1)
Purchase Agreement, dated as of June 5, 2000, among U S West Communications, Inc. and Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers listed therein (incorporated by reference to Qwest's Form S-4 filed on October 11, 2000).
(10.2)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(  ) Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on January 12, 2004.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2004.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

Independent Auditors' Report

The Board of Directors and Stockholder
Qwest Corporation:

        Under date of January 8, 2004, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years then ended, as contained in the annual report on the 2002 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II–Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 3 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Denver, Colorado
January 8, 2004

S-1

QWEST CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period(1)	Charged to expense	Deductions	Balance at end of period
Allowance for uncollectibles:
2002	$155	$331	$346	$140
2001	$81	$278	$204	$155
2000	$46	$187	$152	$81

(1)
January 1, 2000 balance is unaudited.

S-2