Form 10-Q
period 2003-03-31
QWEST CORP
filed 2004-01-13
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 992-1400
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS H(2).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        On December 31, 2003, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION
FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
		(As restated, see Note 2)
Operating revenues	$2,742	$2,972
Operating revenues—affiliates	134	96

Total operating revenues	2,876	3,068
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	596	606
Cost of sales—affiliates	92	114
Selling, general and administrative	504	571
Selling, general and administrative—affiliates	302	290
Depreciation	613	695
Intangible assets amortization	85	64
Restructuring, Merger-related and other charges (credits)	12	(30)

Total operating expenses	2,204	2,310

Operating income	672	758

Other expense (income):
Interest expense—net	137	120
Interest expense—net—affiliates	36	45
Other expense (income)—net	8	(8)

Total other expense—net	181	157

Income before income taxes and cumulative effect of change in accounting principle	491	601
Income tax expense	(187)	(231)

Income before cumulative effect of change in accounting principle	304	370
Cumulative effect of change in accounting principle, net of taxes of $139 and $0, respectively	219	—

Net income	$523	$370

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,299	$232
Restricted cash	10	26
Accounts receivable—net	1,301	1,494
Accounts receivable—affiliates	200	120
Deferred income taxes	120	133
Prepaid and other assets	297	323
Prepaid income taxes—QSC	—	255

Total current assets	3,227	2,583
Property, plant and equipment—net	17,379	17,311
Intangible assets—net	1,236	1,275
Other assets	1,356	1,356

Total assets	$23,198	$22,525

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$1,104	$1,255
Current borrowings—affiliates	1,953	1,888
Accounts payable	533	587
Accounts payable—affiliates	446	331
Dividends payable—QSC	1,297	774
Accrued expenses and other current liabilities	1,059	952
Deferred revenue and customer deposits	570	595

Total current liabilities	6,962	6,382
Long-term borrowings (net of unamortized debt discount of $141 million and $142 million, respectively—see Note 3)	6,014	6,016
Post-retirement and other post-employment benefit obligations	2,607	2,612
Deferred income taxes	2,390	2,181
Deferred credits and other	767	837

Total liabilities	18,740	18,028

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock—one share without par, owned by QSC	8,361	8,400
Note receivable—affiliate	(286)	(286)
Accumulated deficit	(3,617)	(3,617)

Total stockholder's equity	4,458	4,497

Total liabilities and stockholder's equity	$23,198	$22,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
		(As restated, see Note 2)
OPERATING ACTIVITIES
Net income	$523	$370
Adjustments to net income:
Depreciation and amortization	698	759
Provision for bad debts	62	82
Cumulative effect of change in accounting principle—net	(219)	—
Deferred income taxes	83	141
Income tax benefit distributed to QSC	(39)	—
Other non-cash items	4	2
Changes in operating assets and liabilities:
Accounts receivable	131	97
Accounts receivable—affiliate	(80)	(43)
Prepaid and other current assets	(5)	63
Prepaid income taxes—QSC	255	(42)
Accounts payable, accrued expenses and other current liabilities	77	(148)
Accounts payable—affiliate	115	23
Deferred revenue and customer deposits	(29)	121
Other long-term assets and liabilities	(57)	(23)

Cash provided by operating activities	1,519	1,402

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(364)	(628)
Other	12	2

Cash used for investing activities	(352)	(626)

FINANCING ACTIVITIES
Net repayments of current borrowings	—	(978)
Net proceeds from current borrowings—affiliates	65	104
Proceeds from long-term borrowings	—	1,476
Repayments of current portion of long-term borrowings	(165)	(48)
Dividends paid to QSC	—	(627)
Debt issuance costs	—	(35)

Cash used for financing activities	(100)	(108)

CASH AND CASH EQUIVALENTS
Increase in cash	1,067	668
Beginning balance	232	150

Ending balance	$1,299	$818

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

        The condensed consolidated interim financial statements are unaudited. We prepared these condensed consolidated financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

        During 2003 and 2002 we performed an internal analysis ("internal analysis") of our previously issued condensed consolidated financial statements for the three months ended March 31, 2002. Our analysis also included our previously issued consolidated financial statements for 2001 and 2000, which are not included in this report. The condensed consolidated financial statements for the three months ended March 31, 2002 have been restated. For further details on the nature of the errors and the related effects on our previously issued condensed consolidated financial statements, see Note 2—Restatement of Results. Where appropriate, we have identified all balances that have been restated with the notation "as restated". Throughout these notes, the term "previously reported" will be used to refer to balances from our previously issued March 31, 2002 condensed consolidated financial statements.

        We have revised this presentation to conform to our current annual consolidated financial statement presentation. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). The condensed consolidated results of operations for the three month period ended March 31, 2003 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

        We intend to transfer ownership of Qwest Wireless LLC ("Qwest Wireless") to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004.

Related party transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be billed by affiliates at estimated fair value or fully distributed cost as more fully described in Note 6—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services, such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony and data services, wireless as well as other services.

Recently adopted accounting pronouncements and cumulative effect of adoption

        On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (liability of $12 million net of an asset of $5 million) as of January 1, 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the three months ended March 31, 2003 related to the adoption of SFAS No. 143 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $33 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $1 million annually beginning January 1, 2003. Based on historical charges and activity through the three months ended March 31, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation.

        Our employees participate in the QCII stock incentive plans which are more fully described in the QCII annual report on Form 10-K for the year ended December 31, 2002 (the "QCII 2002 Form 10-K"). QCII's stock incentive plans, in which our employees participate, are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value-method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
		(As restated, see Note 2)
	(Dollars in millions)
Net income:
As reported	$523	$370
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects effects	(11)	(13)

Pro forma	$512	$357

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 2: Restatement of Results

        We have determined that, in certain cases, we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements and our condensed consolidated financial statements for the three months ended March 31, 2002. Accordingly, we restated our consolidated financial statements for each of the years in the two year period ended December 31, 2001 and related interim periods, and the condensed consolidated financial statements for the three month period ended March 31, 2002.

        As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to installation fees, Public Utility Commission ("PUC") fine reclassification and transactions with affiliates. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

        The following table sets forth the effects of the restatement adjustments discussed below on revenue; pre-tax income (i.e., income before income taxes and cumulative effect of change in accounting principle); and net income as presented in our condensed consolidated statement of operations for the three month period ended March 31, 2002. The restatement adjustments are discussed in the paragraphs following the table.

	Three Months Ended March 31, 2002
	Revenue	Pre-tax Income	Net Income
	(Dollars in millions)
Previously reported	$3,049	$637	$391

Restatement Adjustments, net:
Installation fees	19	19	11
PUC fine reclassification	(12)	—	—
Transactions with affiliates	9	29	18
Out-of-period expenses	—	(54)	(33)
Network labor costs	—	(22)	(13)
Settlement charges	—	22	14
Property tax accrual	—	(16)	(10)
Balance sheet reconciliations	—	15	9
Other	3	(29)	(17)

Net restatements	19	(36)	(21)

As restated	$3,068	$601	$370

Installation fees

        In 2001 and 2000, we recognized revenue for certain up-front fees charged to customers in connection with special plant construction or relocation. These fees were recognized as revenue in full at the time the construction or relocation was completed. Under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" these fees should have been initially deferred and recognized over the estimated life of the customer relationship. In our restated condensed consolidated financial statements, we have increased our previously reported revenue and increased our pre-tax income by $19 million each for the three months ended March 31, 2002.

PUC fine reclassification

        We properly accrued for anticipated amounts due under two state PUC orders for restitution in our previously reported financial statements. When the actual orders were received in February 2003, they included direct credits to customers as well as payments to the state PUCs. As part of the restatement, we reduced both revenue and operating expenses by the amount of these customer credits. As a result, in our restated condensed consolidated financial statements, we have decreased our previously reported revenue by $12 million for the three months ended March 31, 2002. There is no impact on our previously disclosed net income. This adjustment represents an adjustment for a subsequent event rather than a correction of an error.

Transactions with affiliates

        In 2002, we inaccurately recorded revenue and expenses related to transactions with affiliated companies within the QCII group of companies. These transactions included billings for data processing services, allocations of corporate overhead costs and payments made on behalf of affiliated companies, among other items. In our restated condensed consolidated financial statements, we have increased our previously reported revenue by $9 million and increased our pre-tax income by $29 million for the three months ended March 31, 2002.

Out-of-period expenses

        We recorded certain charges in 2000 as expenses for contractual sponsorships. We have since determined that we recorded these charges in the wrong period. As a result, in our restated condensed consolidated financial statements, we have decreased our previously reported pre-tax income by $54 million for the three months ended March 31, 2002.

Network labor costs

        In 2000, we began capitalizing certain labor costs that were associated with designing, deploying and testing facilities. During our internal analysis, we determined that certain of these costs should have been expensed as incurred. As a result, in our restated condensed consolidated financial statements, we have recorded adjustments to increase operating expenses and decrease property, plant and equipment by $22 million for the three months ended March 31, 2002.

Settlement charges

        In 2001 and 2000, we made payments to one of our vendors in connection with the termination of certain service contracts. During the same time, we were negotiating new contracts with the vendor's parent company. These payments were recorded as current assets with the understanding that the costs would be recovered under the new contracts with the parent company. When the negotiations with the parent company were terminated in the first quarter of 2002, the $22 million in payments previously recorded as current assets were charged to expense. During our internal analysis, we determined that we could not conclusively determine that the settlement charges were linked to the new contracts. As a result, in our restated condensed consolidated financial statements we recognized expense as the payments were made in 2001 and 2000, and reversed the previous $22 million charge to expense during the three months ended March 31, 2002.

Property tax accrual

        Property taxes were under accrued in our previously reported condensed consolidated financial statements for the three months ended March 31, 2002. This error was corrected in the three months ended June 30, 2002. During restatement, we adjusted the expense to the correct period. As a result, we have decreased our previously reported pre-tax income by $16 million for the three months ended March 31, 2002.

Balance sheet reconciliations

        During our internal analysis, we were unable to support the balances of certain asset and liability accounts through the reconciliation process that we performed. As a result, in our restated condensed consolidated financial statements, we have recorded adjustments to decrease operating expenses and increase net property, plant and equipment by $15 million for the three months ended March 31, 2002.

Other

        We increased our previously reported revenue by $3 million and decreased our pre-tax income by $29 million for the three months ended March 31, 2002 for other adjustments discovered as a result of our internal analysis. These adjustments have been aggregated in our presentation. The individual adjustments to revenue range from $2 million to $7 million individually, and adjustments to pre-tax income range from $300,000 to $11 million individually and have an average impact of $5 million on revenue and $4 million on pre-tax income.

Note 3: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	March 31, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Current borrowings—affiliates	$1,953	$1,888
Current portion of long-term borrowings	1,038	1,179
Current portion of capital lease obligations and other	66	76

Total current borrowings	$3,057	$3,143

Long-term borrowings:
Long-term notes	$5,997	$5,995
Long-term capital lease obligations and other	17	21

Total long-term borrowings	$6,014	$6,016

        Current borrowings—affiliates represent short-term borrowings on unsecured lines of credit (the "Affiliates Lines of Credit") by our wholly owned subsidiary, Qwest Wireless, from affiliates that are wholly owned by QCII. The Affiliates Lines of Credit mature in January 2005 and have an interest rate of 7.50% per annum. We expect that the maturities of these lines of credit will be extended by our affiliates as necessary. Qwest Corporation does not guarantee the borrowings of Qwest Wireless.

Subsequent Event—Debt-Related Matters

        On June 9, 2003, we completed a senior term loan in two tranches for a total of $1.75 billion principal amount of debt. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with our other long-term debt. The net proceeds were used to refinance our debt due in 2003 and fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

Note 4: Restructuring Charges

        The restructuring reserves balances discussed below are included on our condensed consolidated balance sheet in the category of accrued expenses and other current liabilities for the current portion and deferred credits and other for the long-term portion.

  2003 Activities

        During the three months ended March 31, 2003, we, as part of QCII's restructuring plan, identified employee reductions in various functional areas. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $10 million to cover the cost of severance benefits pursuant to established severance policies associated with a reduction in the employees. We identified approximately 300 employees from various functional areas to be terminated as part of this reduction. During the three months ended March 31, 2003, none of the planned reductions had been completed and no payments were made related to this restructuring.

        Other charges classified as restructuring, primarily severance-related payments not associated with the specific plans, were $2 million for the three months ended March 31, 2003.

  2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to continued declines in our revenue and general economic conditions, QCII identified employee reductions in various functional areas and permanently abandoned a number of operating and administrative facilities. In connection with that restructuring, we recorded a restructuring reserve and recorded a charge to our condensed consolidated statement of operations to cover the costs associated with these actions.

        An analysis of activity associated with our 2002 restructuring plan for the three months ended March 31, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	March 31, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$37	$24	$13
Contractual settlements, legal contingencies and lease losses	23	1	22

Total	$60	$25	$35

        During 2002, QCII identified approximately 2,400 of our employees from various functional areas to be terminated as part of this reduction. At March 31, 2003, approximately 2,200 of the planned reductions had been accomplished and for the three months ended March 31, 2003, $24 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be essentially completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 25 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the three months ended March 31, 2003, we utilized $1 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved by QCII to reduce employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases as discussed in more detail below. An analysis of activity associated with our 2001 plan for the three months ended March 31, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	March 31, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$10	$—	$10
Contractual settlements, legal contingencies and lease losses	11	7	4

Total	$21	$7	$14

        In 2001, QCII identified approximately 4,800 of our employees from various functional areas to be terminated as part of an employee reduction and we accrued a restructuring reserve for severance benefits for those employees. At March 31, 2003, approximately 3,700 employees had been terminated. In 2002, in response to this shortfall in planned employee terminations, QCII reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the termination of nine operating lease agreements across the country. For the three months ended, March 31, 2003, we utilized $7 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our consolidated statement of operations during the fourth quarter of 2003, primarily for estimated severance costs, ranging from $35 million to $55 million.

Note 5: Contributions to QCII Segments

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see the QCII 2002 Form 10-K (the "QCII 2002 Form 10-K"). Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. However, for reporting purposes only, we have separated our operating activities for all periods presented into segments in a manner consistent with consolidated segment results regularly reviewed by QCII's CODM. This segment presentation excludes affiliate revenues and expenses that are eliminated in consolidation by QCII.

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

        Wireline services include revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and revenue from the sales of customer premises equipment ("CPE")); IntraLATA long-distance voice services (long-distance services within our local service area); and access services (which are primarily wholesale switched access services). Access services revenue is generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks. An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA") to an exchange in another LATA or between exchanges within a LATA. Data and Internet services include data services (such as traditional private lines, wholesale private lines, integrated services digital network, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Internet dial access, professional services and related CPE). Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 Megahertz licenses to provide personal communications services ("PCS") in most markets in our local service area. We offer wireless services to residential and business customers providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. In the third quarter of 2003 we reviewed the carrying value of our wireless assets and determined that they were impaired. Accordingly, we recorded a charge of $230 million to our consolidated statements of operations. See Note 8—Subsequent Events.

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

        The revenue and expenses shown below are derived from transactions with external customers.

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Operating revenue:
Wireline services	$2,586	$2,778
Wireless services	151	188
Other services	5	6

Total contribution to QCII segment revenue	$2,742	$2,972

Operating expenses:
Wireline services	$742	$783
Wireless services	98	159
Other Services	260	235

Total contribution to QCII segment expenses	$1,100	$1,177

Contribution to QCII segment income (loss):
Wireline services	$1,844	$1,995
Wireless services	53	29
Other services	(255)	(229)

Total contribution to QCII segment income	$1,642	$1,795

Capital expenditures:
Wireline	$311	$438
Wireless	11	31
Other	44	176

Total contribution to QCII capital expenditures	366	645
Non-cash investing activities	(2)	(17)

Total contribution to QCII cash capital expenditures	$364	$628

        The following table reconciles the segment information to net income for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(Dollars in millions)
Total contribution to QCII segment income	$1,642	$1,795
Add:
Affiliate revenue	134	96
Cumulative effect of change in accounting principle, net of taxes	219	—
Deduct:
Affiliate expenses	394	404
Depreciation	613	695
Intangible assets amortization	85	64
Restructuring, Merger-related and other charges (credits)	12	(30)
Total other expense—net	181	157
Income tax provision	187	231

Net income	$523	$370

Note 6: Related Party Transactions

        We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services, wireless and other services.

        Our affiliates provide services and also contract services from third parties on our behalf. In the latter case, the third parties bill our affiliates who in turn charge us for our respective share of these third party expenses. Our affiliates charge us for services rendered by their employees applying a fully distributed costs ("FDC") methodology. FDC rates are determined using current salary rates including factors for taxes, employee benefits, including stock-based compensation; facilities and overhead costs. These salary rates are charged to us on hours worked or charges allocated to us based on estimates.

        We charge our affiliates based on tariffed rates for telephony and data services. We bill prevailing third party rates for wireless services and for other services we bill our affiliates using either FDC or market rates.

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

  Product and Technical Services

        Product and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

  General Support Services

        General support services include legal, regulatory, general finance and accounting, tax, human resources and executive support.

  Other

        This category includes the costs of miscellaneous services such as rental of office space, procurement and communication services.

Note 7: Commitments and Contingencies

Legal Proceedings Involving Qwest

  Securities action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. ("U S WEST") stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended (the "1933 Act"). The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

  Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the Telecommunications Act of 1996, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA Incorporated ("McLeod"), and Eschelon Telecom, Inc. ("Eschelon"), discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per unbundled network element platform line (subject to certain offsets) during the months of November 2000 through February 2001;

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

        On July 23, 2001, we filed a demand for arbitration against Citizens Communications Company ("Citizens") alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges data as of June 16, 1999, between Citizens and U S WEST Communications, Inc. with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the related purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against the Company in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that the Company did sell to Citizens. We settled our dispute with Citizens in March 2003 for a net payment to us of $65,000.

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

  Investigations

        On April 3, 2002, the Securities and Exchange Commission ("SEC") issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII 2002 Form 10-K. Some of those accounting practices and transactions and related disclosures also are the subject of various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

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

  Securities actions and derivative actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, ("the consolidated securities action"). Plaintiffs in the consolidated securities action named as defendants in the Fourth Consolidated Amended Class Action Complaint (the "Fourth Consolidated Complaint"), which was filed on or about August 21, 2002, QCII, its former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that QCII's financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that QCII and certain of the individual defendants violated Section 11 of the 1933 Act, and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of QCII's common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of QCII's notes dated July 12, 2001; and (3) the exchange of $3.75 billion of QCII's notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both QCII and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin QCII's sale of Qwest Dex, Inc. or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

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

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of the Board and QCII current Chief Financial Officer, Oren G. Shaffer, and naming QCII as a nominal defendant. On or about September 16, 2002, an amended complaint was filed in the action, naming the same defendants except Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of the Board and names QCII as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an Amended Complaint (the "Second Amended Complaint") was later filed on or about January 23, 2003, and names as defendants the current members of the Board, former Board member Hank Brown, QCII's former Chief Executive Officer, Joseph P. Nacchio and QCII's former Chief Financial Officer, Robert Woodruff, and names QCII as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments of $13 million to QCII's former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate QCII for any insider trading profits. Plaintiffs likewise allege that QCII is entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to QCII all salaries and other remuneration paid to them by it during the time they breached their fiduciary duties, and that the court order the defendants to enforce policies, practices and procedures on behalf of QCII designed to detect and prevent illegal conduct by its employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of the Board, certain of QCII's former officers, Anschutz Company and QCII as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to QCII and damaged QCII by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing QCII to issue false and misleading statements and financial results to the market regarding its earnings, revenue, business and investments; (iii) exposing QCII to massive liability for securities fraud; (iv) damaging QCII's reputation; and (v) trading QCII's shares while in possession of material, non-public information regarding its true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence and unjust enrichment against some of QCII's former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of QCII's former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) disgorgement of any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS"), filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was." The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold QCII's notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against QCII for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey") filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenue and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI") filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors, and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint, dropping (i) certain individual and corporate defendants and (ii) its claim under the Illinois Consumer Fraud and Deceptive Business Practices Act. The second amended complaint alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate QCII's revenue and decrease its expenses by, among other allegations, improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC, KPNQwest and Koninklijke KPN, N.V. The complaint purports to state causes of action against QCII under: (i) the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) Section 11 of the 1933 Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement.

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

Note 8: Subsequent Events

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

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using recent selling prices for comparable assets. Our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million. Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions.

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

QCII Purchase Agreement

        On December 18, 2003, QCII entered into an agreement to purchase certain telecommunications assets from Allegiance Telecom, Inc. ("Allegiance") for a purchase price consisting of $300 million in cash, a convertible promissory note in the amount of $90 million and the assumption of certain liabilities. The agreement is subject to approval by the U.S. Bankruptcy Court and certain other government regulatory agencies. The Bankruptcy Court has designated QCII as the stalking horse bidder in the sale process. Other interested potential bidders will have an opportunity to offer higher bids for the assets of Allegiance. If QCII is successful in the bidding process, it expects to consummate the transaction some time in 2004. In that event, it is possible that some portion of the Allegiance assets will be transferred to or purchased by us, although we have not yet determined the amount or the price we would pay for them.

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

        Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Restatement of Results

        This report on Form 10-Q contains our restated condensed consolidated financial statements for the three months ended March 31, 2002. We performed an analysis of our previously issued condensed consolidated financial statements for the three months ended March 31, 2002 and identified a number of errors. Our analysis also included the consolidated financial statements for the years ended December 31, 2001 and 2000 and related interim periods, which periods are not included in this report.

        The nature of the errors and the restatement adjustments that we have made to our condensed consolidated financial statements for the three months ended March 31, 2002 are set forth in Note 2—Restatement of Results to our condensed consolidated financial statements in Item 1 of this report.

        The net impact of the restatement adjustments includes the following:

Three Months Ended March 31, 2002
(Dollars in millions)
Revenue	$19

Income before income taxes and cumulative effect of change in accounting principle	$(36)

Net income	$(21)

        The restatements involve, among other matters, revenue recognition issues related to installation fees, Public Utility Commission, or PUC, fine reclassification and transactions with affiliates. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Business Overview

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

        We intend to transfer ownership of Qwest Wireless LLC to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004. Qwest Wireless will therefore be presented in discontinued operations after the date of transfer.

Results of Operations

Overview

        We generate revenue from the provision of voice services, data and Internet services, wireless services, other services and services to our affiliates. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. A further description of each revenue category is as follows:

  •
  Voice services. Voice services revenue includes local voice services revenue, IntraLATA long-distance voice services revenue and access services revenue. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and customer premises equipment, or CPE. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue primarily includes revenue from switched access services.

  •
  Data and Internet services. Data and Internet services revenue includes revenue from data services (such as traditional private lines, wholesale private lines, integrated services digital network, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Internet dial access, professional services and related CPE).

  •
  Wireless services. Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 Megahertz licenses to provide personal communications services, or PCS, in select markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network.

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

  Revenue

        In general, we expect to see a continued decrease in voice-related revenue as a result of a decrease in demand for access lines and wireless subscribers. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. In addition, our competitors have accelerated their use of unbundled network element platform, or UNE-P, to deliver voice services. The use of UNE-P is having an impact on our operations in 2003, resulting in incremental retail access line losses and is causing downward pressure on our revenue.

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

        We expect the pace of growth in affiliate revenue to accelerate. We continued to transition telecommunications traffic previously carried by third parties. In addition, our affiliates have expanded their data communications needs. During 2004, we expect affiliate revenue to expand due to access fees charged to our affiliates selling interexchange services in our region. We also expect a corresponding reduction in IntraLATA long-distance revenue from the loss of customers transitioning to these affiliates.

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

Presentation

        The results for the three months ended March 31, 2002 presented below are "As Restated." Please refer to Note 2—Restatement of Results to our condensed consolidated financial statements in Item 1 of this report. The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our condensed consolidated financial statements, an overview of the operational results is provided below. Our financial results in this section are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.

        Our operations are integrated into and are a part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2002, or the QCII 2002 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. See further discussion in Note 5—Contribution to QCII Segments to our condensed consolidated financial statements in Item 1 of this report.

Results of Operations

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Operating revenue	$2,876	$3,068	$(192)	(6)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	688	720	(32)	(4)%
Selling, general and administrative	806	861	(55)	(6)%
Depreciation	613	695	(82)	(12)%
Intangible assets amortization	85	64	21	33%
Restructuring, Merger-related and other charges (credits)	12	(30)	42	nm

Operating income	672	758	(86)	(11)%
Other expense (income):
Interest expense—net	173	165	8	5%
Other expense (income)—net	8	(8)	16	nm

Total other expense—net	181	157	24	15%
Income before income taxes and cumulative effect of change in accounting principle	491	601	(110)	(18)%
Income tax expense	(187)	(231)	44	19%

Income before cumulative effect of change in accounting principle	304	370	(66)	(18)%
Cumulative effect of change in accounting principle, net of taxes	219	—	219	nm

Net income	$523	$370	$153	41%

nm—not meaningful

Operating Revenue

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Voice services	$2,047	$2,221	$(174)	(8)%
Data and Internet services	539	557	(18)	(3)%
Wireless	151	188	(37)	(20)%
Other services	5	6	(1)	(17)%
Affiliate services	134	96	38	40%

Total operating revenue	$2,876	$3,068	$(192)	(6)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Voice Services

        Voice services revenue decreased $174 million, or 8%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The voice services revenue decrease was the result of lower local voice services revenue and access services revenue.

        For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, local voice revenue declined $113 million associated with the loss of approximately 719,000 access lines along with pricing declines driven by competitive pressures. The access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, competitive local exchange carriers and other telecommunications providers reselling our services. Partially offsetting these declines is growth in UNE-P revenue.

        We also experienced a revenue decline of $32 million in access services revenue for the three months ended March 31, 2003 as compared to the same period in 2002. The access services revenue declines were due primarily to the same economic effects described above. Volumes also fell due to general declines in long-distance usage and competitive losses.

        In addition to the revenue decreases above, voice services declined $29 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to declines in IntraLATA long-distance due to intense competition.

Data and Internet Services

        Data and Internet services revenue decreased $18 million, or 3%, the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Data services revenue declines are mainly the result of the bankruptcy of large customers, primarily in 2002, such as Touch America, Inc. and MCI and Genuity.

Wireless

        Wireless services revenue decreased $37 million, or 20%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is due to our prior strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a reduction in the number of customers of 126,000, or 11%, between March 31, 2003 and March 31, 2002.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliate enterprises. Affiliate services revenue increased $38 million, or 40%, for the three months ended March 31, 2003 as compared to the same period in 2002 due to moving telecommunications services from third-party providers onto our networks.

Operating Expense

        The following table provides further detail regarding our operating expenses for the periods as specified:

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Operating expenses:
Cost of sales	$688	$720	$(32)	(4)%
Selling, general and administrative ("SG&A")	806	861	(55)	(6)%
Depreciation	613	695	(82)	(12)%
Intangible assets amortization	85	64	21	33%
Restructuring, Merger-related and other charges (credits)	12	(30)	42	nm

Total operating expenses	$2,204	$2,310	$(106)	(5)%

nm—not meaningful

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three months ending March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$424	$429	$(5)	(1)%
Network costs	72	89	(17)	(19)%
Non-employee related costs	100	88	12	14%
Affiliate costs	92	114	(22)	(19)%

Total cost of sales	$688	$720	$(32)	(4)%

        Cost of sales includes salaries and wages, benefits, network costs, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold.

        Total cost of sales decreased $32 million, or 4%, for the three months ended March 31, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 24% for the three months ended March 31, 2003 as compared to 23% for the three months ended March 31, 2002. Cost of sales decreased primarily due to lower network and affiliate costs.

        Our network costs decreased $17 million, or 19%, for the three months ended March 31, 2003 as compared to the same period in 2002. We reduced our reliance on third-party contractors to provide network maintenance services, by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers.

        Non-employee related costs, such as real estate and regulatory fees increased $12 million, or 14%, for the three months ended March 31, 2003 as compared to the same period in 2002. The increase is primarily attributable to increases in regulatory fees and real estate expenses.

        Affiliate costs, such as services for corporate administration, information technology, advertising and technical support, decreased $22 million, or 19%, for the three months ended March 31, 2003 as compared with the same period in 2002. The decrease is primarily attributable to lower information technology support costs.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component for the three months ending March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$208	$259	$(51)	(20)%
Bad debt	62	82	(20)	(24)%
Property and other taxes	105	126	(21)	(17)%
Non-employee related costs	129	104	25	24%
Affiliate costs	302	290	12	4%

Total SG&A	$806	$861	$(55)	(6)%

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        Total SG&A decreased $55 million, or 6%, for the three months ended March 31, 2003 as compared to the same period in 2002. SG&A, as a percent of revenue, was flat at 28% for both the three month period ended March 31, 2003 and the same period in 2002. Third party costs, bad debt expense and property taxes all decreased.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing, and customer service costs) decreased $51 million, or 20%, for the three months ended March 31, 2003 as compared to the same period in 2002. The decline is primarily due to reduced professional fees due to the decreased use of third-party vendors for customer service and telemarketing. Partially offsetting the decrease were increases in incentive compensation costs and a decreased net pension credit and higher healthcare costs.

        Bad debt expense decreased $20 million, or 24%, for the three months ended March 31, 2003 as compared to the same period in 2002. Bad debt decreased as a percentage of revenue to 2% for the three months ended March 31, 2003 from 3% for the three months ended March 31, 2002. Bad debt declined across the business units as a result of fewer customer bankruptcy filings, improved collections practices and tighter credit policies.

        Property and other taxes decreased $21 million, or 17%, for the three months ended March 31, 2003 as compared to the same period in 2002. Reduced property and other taxes resulted from changes in estimates of property tax liabilities for the three months ended March 31, 2002.

        Non-employee related costs, such as real estate and reciprocal compensation payments increased $25 million, or 24%, for the three months ended March 31, 2003 as compared to the same period in 2002. The increase is primarily driven by a decrease in information technology costs that are eligible for capitalization partially offset by lower marketing and advertising and real estate costs due to first quarter cost reduction efforts.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $54 million in the first quarter of 2003 and a pension credit, net of post-retirement benefit expenses of $8 million, in the first quarter of 2002. Absent these expenses or credits our net income in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales with the remaining balance included in SG&A.

        The change to a net benefit expense in the three months ended March 31, 2003 from a net pension credit in the three months ended March 31, 2002 is primarily due to decreased returns on investments and increased medical costs for plan participants.

Depreciation

        Depreciation expense for the three months ended March 31, 2003 decreased $82 million, or 12%, compared to the three months ended March 31, 2002. The decrease was the result of the impairment we recorded on June 30, 2002 (as discussed in Note 6—Property, Plant and Equipment in our annual report on Form 10-K for the year ended December 31, 2002, or 2002 Form 10-K) which reduced annual depreciation expense by $125 million effective July 1, 2002; certain assets becoming fully depreciated in 2002; and the completion of certain capitalized lease agreements occurring in the three months ended March 31, 2002.

Intangible Assets Amortization

        Amortization expense increased $21 million, or 33%, for the three months ended March 31, 2003 compared to the same period in 2002. The increase was attributed to increases in capitalized software costs, partially offset by an impairment of certain of our intangible assets recorded on June 30, 2002, which reduced our annual amortization by $10 million.

Asset Impairment Charges

Recent Developments—asset impairments

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

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"or SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the long-lived assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using prices for similar assets. Our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by a total of $230 million.

Restructuring, Merger-Related and Other Charges (Credits)

        A summary of restructuring, Merger-related and other charges (credits), which includes the reversal of Merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
2003 restructuring	$10	$—
Merger reserve reversals	—	(30)
Other restructuring related charges	2	—

Total restructuring and Merger-related charges (credits)	$12	$(30)

2003 Activities

        During the three months ended March 31, 2003, QCII identified employee reductions in various functional areas. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $10 million to cover the costs associated with these actions. The charge of $10 million relates to severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified approximately 300 employees from various functional areas to be terminated as part of this reduction. During the three months ended March 31, 2003, no payments were made relating to this restructuring.

        As a result of these restructuring activities, we expect to realize cost savings of approximately $15 million in 2004.

  Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our condensed consolidated statement of operations during the fourth quarter of 2003, primarily for estimated severance costs ranging from $35 million to $55 million.

Merger-Related Charges

        We considered those costs that were incremental and directly related to the June 30, 2000 acquisition of U S WEST, Inc. by QCII, or the Merger, to be "Merger-related." During the three months ended March 31, 2002, we reversed $30 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest and other income—net, which includes interest income. Components of other expense—net for the three months ended March 31 are as follows:

	Three Months Ended March 31,
	2003	2002	Change	%
		(As restated)
	(Dollars in millions)
Interest expense—net	$137	$120	$17	14%
Interest expense—net—affiliates	36	45	(9)	(20)%
Other expense (income)—net	8	(8)	16	nm

Total other expense—net	$181	$157	$24	15%

        Interest expense—net.    Interest expense—net, was $173 million and $165 million for the three months ended March 31, 2003 and 2002, respectively. The increase was primarily due to a decrease in the amount of interest that was capitalized for the three months ended March 31, 2003. This decrease in capitalized interest was primarily due to a decrease in network buildout for the three months ended March 31, 2003 as compared to the same period ended 2002.

        Other expense (income)—net.    Other expense (income)—net was $8 million for the three months ended March 31, 2003 compared to $(8) million for the same period ended March 31, 2002. The $16 million of additional net other expense was primarily the result of an increase in abandoned projects and a decrease in interest income in the first quarter of 2003 over the same period in 2002.

Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate has remained relatively flat for the three months ended March 31, 2003 and 2002.

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

        Our working capital deficit, or current assets less current liabilities, was $1.8 billion, $3.7 billion and $3.8 billion as of September 30, 2003, March 31, 2003 and December 2002, respectively. Our current working capital deficit is primarily due to borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounting to $2.079 billion as of September 30, 2003. These borrowings mature in January 2005. We expect that the maturities of the borrowings will be extended by our affiliates as necessary.

        There was only a slight improvement in our working capital deficit of approximately $100 million for the three months ended March 31, 2003. While our working capital deficit was improved by an increase in cash and cash equivalents of approximately $1.0 billion during the three months ended March 31, 2003, this was substantially offset by changes in other working capital components including increases in dividends payable of $523 million. We were able to continue to improve our working capital deficit by $2.0 billion for the nine months ended September 30, 2003, due to a combination of an increase in cash and cash equivalents and our refinancing of current borrowings with long term debt. The increase in cash was due to our decision to reduce capital expenditures and a $1.75 billion senior term loan that we entered into in June of 2003, of which a significant portion was used to refinance our short-term borrowings into long term. For more information about this loan, see Recent Developments Impacting Liquidity and Capital Resources below.

        As of September 30, 2003, March 31, 2003 and December 31, 2002, our consolidated debt was approximately $9.8 billion, $9.1 billion and $9.2 billion, respectively including borrowings from affiliates. In addition, our unrestricted cash balances were approximately $1.4 billion, $1.3 billion and $232 million, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets, to redeem indebtedness and pay dividends to QSC. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in highly quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  reduced capital investment and continued to manage working capital; and

  •
  refinanced (in June 2003) our debt due in 2003 with debt that has maturities in 2007 and 2010.

        We believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, dividends and capital expenditures for the foreseeable future.

        Operating activities.    We generated cash from operating activities of $1.519 billion and $1.402 billion, for the three months ended March 31, 2003 and March 31, 2002, respectively. Cash flows from operations increased $117 million for the three months ended March 31, 2003 compared to the same period in 2002. This increase was primarily the result of cash management improvements of approximately $350 million offset by reduced cash flows related to a $192 million decrease in revenue. The cash management improvements during these periods were primarily a result of reductions in cash outlays for operating expenses, and the reduction of prepaid income taxes. Revenue decreased as a result of access line losses, pricing declines and a reduction in access services revenue.

        Investing activities.    Cash used in investing activities decreased $274 million to $352 million for the three months ended March 31, 2003 from $626 million, for the three months ended March 31, 2002. This decrease was primarily due to a decrease in capital expenditures of $264 million. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects.

        Capital expenditures for the three months ended March 31, 2003 and 2002 were $364 million and $628 million, respectively.

        Financing activities.    Cash used for financing activities was $100 million through March 31, 2003 and $108 million for the same period in 2002. At March 31, 2003, we were in compliance with all provisions or covenants of our borrowings. Some of QSC's loan documents contain financial reporting covenants that require delivery of our annual and quarterly periodic reports. A waiver has been obtained for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide the financial information to January 31, 2004.

        Affiliate borrowings of our wholly owned subsidiary, Qwest Wireless, in the form of short-term unsecured lines of credit, were $1.953 billion and $1.888 billion at March 31, 2003 and December 31, 2002, respectively. These affiliate borowings fluctuate based on operating needs of Qwest Wireless and mature on January 15, 2005.

Subsequent Event—Financing Activities

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with our other long-term debt. The net proceeds were used to refinance debt due in 2003 and fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

Recent Developments Impacting Liquidity and Capital Resources

        For the nine months ended September 30, 2003, we have declared regular dividends in the amount of $1.034 billion. In addition, in August and November of 2003, we declared and paid dividends in the amount of $360 million and $719 million, respectively, relating to net income from prior periods that had not been declared or paid as dividends in those periods. We plan to declare and make additional dividend payments in the future until all net income from wireline entities from prior periods has been declared and remitted as dividends. We estimate that the incremental amount (in addition to the $1.079 billion declared in 2003) of such dividends will be approximately $1.3 billion.

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

        As of March 31, 2003 and at December 31, 2002, QC did not have floating rate debt exposed to changes in interest rates. As of March 31, 2003 and December 31, 2002, we had approximately $1.1 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had approximately $6.1 billion of long-term fixed rate debt at both March 31, 2003 and at December 31, 2002. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of approximately $400 million and $300 million at March 31, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of approximately $500 million and $400 million as of March 31, 2003 and December 31, 2002, respectively.

        As of March 31, 2003, we had $1.299 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

  •
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

        These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission, or SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under "Risk Factors". These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

RISK FACTORS

Risks Affecting Our Business

Continued downturn in the economy in our local service area could affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in our local service area has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenue has been and is likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the recent decision allowing for number portability from wireline to wireless phones.

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

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services and Voice over Internet Protocol services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations of QCII currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration, or GSA, could have a material adverse impact on us, on the trading price for our debt and on our ability to access the capital markets.

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

        Several lawsuits have been filed against QCII, as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. For a description of these legal actions, please see Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report.

        The consolidated securities action, the consolidated ERISA action and the California State Teachers' Retirement System, State of New Jersey (Treasury Department, Division of Investment) and State Universities Retirement System of Illinois actions described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements of its financial statements for fiscal 2001 and 2000 affect the risk presented by these cases. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues.

QCII has disclosed that it is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purpose of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and Federal Communications Commission, or FCC, regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of tariffs for our intrastate services in most of these jurisdictions. Our business is subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations.

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

        Our ultimate parent, QCII is highly leveraged on a consolidated basis. As of September 30, 2003, our consolidated debt was $9.8 billion, which is included in QCII's total consolidated debt of $21.3 billion. A significant amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources and access to capital markets to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        We will likely need to obtain additional financing to meet our debt service and dividend obligations if our and QCII's operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenue are decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2002 Form 10-K, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. We recently reached agreements with the Communications Workers of America and the International

Brotherhood of Electrical Workers on new two-year labor contracts. Each of these agreements was ratified by union members, went into effect on August 17, 2003 and expires on August 13, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

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

        As reported more fully in our 2002 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2002 and prior years. These deficiencies related to each of the following:

  •
  the structure and design of certain financial information and reporting processes;

  •
  the design of policies and execution of processes related to accounting for operating activities;

  •
  inadequate or ineffective policies for complex transactions and certain other matters; and

  •
  our internal control environment.

        As reported in our 2002 Form 10-K, we have taken many measures to improve the effectiveness of our internal controls. Though it may take some time to realize all of the benefits from the measures we have taken, we believe that our internal controls are improving and that there is no reason to believe that the financial statements included in this report are not fairly stated in all material respects. Nonetheless, we can give no assurance that all internal control deficiencies have been entirely corrected. The inherent limitations of any system of controls preclude the possibility of preventing all errors and all fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Owing to these limitations, error or fraud may occur and not be detected.

        We recently evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective, given the inherent limitations stated above, to provide reasonable assurances that the controls and procedures met their objectives. Except for certain of the measures to improve internal controls described in our 2002 Form 10-K, there have been no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040).
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.1)	No instrument which defines the rights of holders of Qwest's long and intermediate term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Qwest hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(4.2)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.3)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.4)	Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, NA, as Trustee (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).
(10.1)	Purchase Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers listed therein (incorporated by reference to Qwest's Form S-4 filed on October 11, 2000).
(10.2)	Term Loan Agreement, dated as of June 9, 2003, by and among Qwest, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger. (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(    ) Previously filed.

(b)
Reports on Form 8-K:

        We filed the following report on Form 8-K during the first quarter of 2003:

          On February 13, 2003, we filed a report on Form 8-K announcing additional results of QCII's internal review of the 2001 and 2000 financial statements and the estimated impact of the total financial restatement for those years.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qwest Corporation
By:	/s/ OREN G. SHAFFER Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

January 12, 2004