Form 10-Q
period 2003-06-30
QWEST CORP
filed 2004-01-13
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTIONS H(2).

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
Condensed Consolidated Statements of Operations—Three and six months ended June 30, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues	$2,673	$2,906	$5,415	$5,878
Operating revenues—affiliates	148	96	282	192

Total operating revenues	2,821	3,002	5,697	6,070

Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	605	602	1,201	1,208
Cost of sales—affiliates	118	91	210	205
Selling, general and administrative	456	636	960	1,207
Selling, general and administrative—affiliates	358	300	660	590
Depreciation	616	687	1,229	1,382
Intangible assets amortization	87	76	172	140
Asset impairment charges	—	825	—	825
Restructuring, Merger-related and other charges (credits)	11	—	23	(30)

Total operating expenses	2,251	3,217	4,455	5,527

Operating income (loss)	570	(215)	1,242	543

Other expense (income):
Interest expense—net	139	140	276	260
Interest expense—net—affiliates	38	46	74	91
Other (income) expense—net	(6)	13	2	5

Total other expense—net	171	199	352	356

Income (loss) before income taxes and cumulative effect of change in accounting principle	399	(414)	890	187
Income tax (expense) benefit	(151)	161	(338)	(70)

Income (loss) before cumulative effect of changes in accounting principle	248	(253)	552	117
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $139 and $0, respectively	—	—	219	—

Net income (loss)	$248	$(253)	$771	$117

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,728	$232
Restricted cash	11	26
Accounts receivable—net	1,218	1,494
Accounts receivable—affiliates	61	120
Deferred income taxes	102	133
Prepaid and other assets	298	323
Prepaid income taxes—QSC	20	255

Total current assets	3,438	2,583
Property, plant and equipment—net	17,095	17,311
Intangible assets—net	1,208	1,275
Other assets	1,386	1,356

Total assets	$23,127	$22,525

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$43	$1,255
Current borrowings—affiliates	2,053	1,888
Accounts payable	559	587
Accounts payable—affiliates	489	331
Dividends payable—QSC	566	774
Accrued expenses and other current liabilities	891	952
Deferred revenue and customer deposits	559	595

Total current liabilities	5,160	6,382
Long-term borrowings (net of unamortized debt discount of $161 million, and $142 million, respectively—see Note 3)	7,742	6,016
Post-retirement and other post-employment benefit obligations	2,626	2,612
Deferred income taxes	2,461	2,181
Deferred credits and other	725	837

Total liabilities	18,714	18,028

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock—one share without par, owned by QSC	8,316	8,400
Note receivable—affiliate	(286)	(286)
Accumulated deficit	(3,617)	(3,617)

Total stockholder's equity	4,413	4,497

Total liabilities and stockholder's equity	$23,127	$22,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$771	$117
Adjustments to net income:
Depreciation and amortization	1,401	1,522
Provision for bad debts	96	233
Cumulative effect of changes in accounting principles—net	(219)	—
Asset impairment charges	—	825
Deferred income tax	172	(65)
Income tax benefit distributed to QSC	(83)	—
Other non-cash items	7	4
Changes in operating assets and liabilities:
Accounts receivable	180	49
Accounts receivable—affiliates	59	(40)
Prepaid and other current assets	5	(11)
Prepaid income taxes—QSC	235	(38)
Accounts payable, accrued expenses and other current liabilities	(67)	(127)
Accounts payable—affiliates	158	88
Deferred revenue and customer deposits	(81)	(36)
Other long-term assets and liabilities	(36)	(114)

Cash provided by operating activities	2,598	2,407

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(754)	(1,080)
Other	(2)	6

Cash used for investing activities	(756)	(1,074)

FINANCING ACTIVITIES
Net repayments of current borrowings	—	(1,012)
Net proceeds from (repayments of) current borrowings—affiliates	165	(597)
Proceeds from long-term borrowings	1,729	1,476
Repayments of current portion of long-term borrowings	(1,225)	(128)
Dividends paid to QSC	(980)	(1,029)
Debt issuance costs	(35)	(36)

Cash used for financing activities	(346)	(1,326)

CASH AND CASH EQUIVALENTS
Increase in cash	1,496	7
Beginning balance	232	150

Ending balance	$1,728	$157

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

        We have revised this presentation to conform to our current year consolidated financial statements. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). The condensed consolidated results of operations for the three and six month periods ended June 30, 2003 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

        We intend to transfer ownership of Qwest Wireless LLC ("Qwest Wireless"), to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we receive all necessary regulatory approvals, perhaps as early as the first quarter of 2004.

Related party transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be billed by affiliates at estimated fair value or fully distributed cost as more fully described in Note 6—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony and data services, wireless as well as other services.

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

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the six months ended June 30, 2003 related to the adoption of SFAS No. 143 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $33 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $1 million annually beginning January 1, 2003. Based on historical charges and activity through the six months ended June 30, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

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

        Our employees participate in the QCII stock incentive plans which are more fully described in the QCII annual report on Form 10-K for the year ended December 31, 2002 (the "QCII 2002 Form 10-K"). QCII's stock incentive plans, in which our employees participate, are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event, any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." QCII charges us for stock option compensation expense through a contribution to common stock and our share of the stock compensation expense. QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value-method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net income (loss):
As reported	$248	$(253)	$771	$117
Add: Stock-option-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(11)	(13)	(22)	(26)

Pro forma	$237	$(266)	$749	$91

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 2: Asset Impairment Charges

        Effective June 30, 2002, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired. However, we determined that our wireless network, which provided personal communications services ("PCS") in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the impairments as of June 30, 2002. The impact of the impairments has reduced our annual depreciation and amortization expense by approximately $135 million, effective July 1, 2002.

Subsequent Event—Asset Impairment

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

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

Note 3: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Current borrowings—affiliates	$2,053	$1,888
Current portion of long-term borrowings	—	1,179
Current portion of capital lease obligations and other	43	76

Total current borrowings	$2,096	$3,143

Long-term borrowings:
Long-term notes	$7,727	$5,995
Long-term capital lease obligations and other	15	21

Total long-term borrowings	$7,742	$6,016

        Current borrowings—affiliates represent short-term borrowings on unsecured lines of credit (the "Affiliates Lines of Credit") by our wholly owned subsidiary, Qwest Wireless from affiliates that are wholly owned by QCII. The Affiliates Lines of Credit mature in January 2005 and have an interest rate of 7.50% per annum. We expect that the maturities of these lines of credit will be extended by our affiliates as necessary. Qwest Corporation does not guarantee the borrowings of Qwest Wireless.

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

        The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at June 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

Note 4: Restructuring Charges

        The restructuring reserves balances discussed below are included on our condensed consolidated balance sheet in the category of accrued expenses and other current liabilities for the current portion and deferred credits and other for the long-term portion.

  2003 Activities

        During the six months ended June 30, 2003, we, as part of QCII's restructuring plan, identified employee reductions in various functional areas. As a result, we established a reserve and recorded a charge, to our condensed consolidated statement of operations of $19 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our portion of the 2003 restructuring reserve for the six months ended June 30, 2003 is as follows:

	2003 Provision	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$19	$9	$10

        The 2003 restructuring includes charges of $19 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified approximately 650 employees from various functional areas to be terminated as part of this reduction. Through June 30, 2003, approximately 400 of the planned reductions had been completed and $9 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        Other charges classified as restructuring, primarily severance-related payments not associated with specific plans, were $2 million and $4 million for the three and six months ended June 30, 2003, respectively.

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

        An analysis of activity associated with the 2002 restructuring plan for the six months ended June 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$37	$25	$12
Contractual settlements, legal contingencies and lease losses	23	3	20

Total	$60	$28	$32

        During 2002, QCII identified approximately 2,400 of our employees from various functional areas to be terminated as part of this reduction. At June 30, 2003, approximately 2,300 of the planned reductions had been accomplished and for the six months ended June 30, 2003, $25 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be essentially completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 25 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the six months ended June 30, 2003, we utilized $3 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved by QCII to reduce employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases as discussed in more detail below. A rollforward of activity associated with our 2001 plan for the six months ended June 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$10	$1	$9
Contractual settlements, legal contingencies and lease losses	11	7	4

Total	$21	$8	$13

        In 2001, QCII identified approximately 4,800 of our employees from various functional areas to be terminated as part of an employee reduction and we accrued a restructuring reserve for severance benefits for those employees. At June 30, 2003, approximately 3,700 employees had been terminated. For the six months ended June 30, 2003, $1 million of the 2001 restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. In 2002, in response to this shortfall in planned employee terminations, QCII reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the termination of nine operating lease agreements across the country. For the six months ended June 30, 2003, we utilized $7 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

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

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 Megahertz licenses to provide PCS in most markets in our local service area. We offer wireless services to residential and business customers providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. In the third quarter of 2003 we reviewed the carrying value of our wireless assets and determined that they were impaired. Accordingly, we recorded a charge of $230 million to our condensed consolidated statements of operation. See Note 2—Asset Impairment Charges/Subsequent Event—Asset Impairment.

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

        The revenue and expenses shown below are derived from transactions with external customers.

	Three Months Ended June 30,		Six Months Ended June 30.
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenue:
Wireline services	$2,517	$2,721	$5,103	$5,499
Wireless services	154	183	305	371
Other services	2	2	7	8

Total contribution to QCII segment revenue	$2,673	$2,906	$5,415	$5,878

Operating expenses:
Wireline services	$712	$832	$1,454	$1,615
Wireless services	86	152	184	311
Other Services	263	254	523	489

Total contribution to QCII segment expenses	$1,061	$1,238	$2,161	$2,415

Contribution to QCII segment income (loss):
Wireline services	$1,805	$1,889	$3,649	$3,884
Wireless services	68	31	121	60
Other services	(261)	(252)	(516)	(481)

Total contribution to QCII segment income	$1,612	$1,668	$3,254	$3,463

Capital expenditures:
Wireline	$317	$381	$628	$819
Wireless	—	11	11	42
Other	77	63	121	239

Total contribution to QCII capital expenditures	394	455	760	1,100
Non-cash investing activities	(4)	(3)	(6)	(20)

Total contribution to QCII cash capital expenditures	$390	$452	$754	$1,080

        The following table reconciles the segment information to net income (loss) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Total contribution to QCII segment income	$1,612	$1,668	$3,254	$3,463
Add:
Affiliate revenue	148	96	282	192
Cumulative effect of change in accounting principle, net of taxes	—	—	219	—
Deduct:
Affiliate expenses	476	391	870	795
Depreciation	616	687	1,229	1,382
Intangible assets amortization	87	76	172	140
Asset impairment charges	—	825	—	825
Restructuring, Merger-related and other charges (credits)	11	—	23	(30)
Total other expense—net	171	199	352	356
Income tax expense (benefit)	151	(161)	338	70

Net income (loss)	$248	$(253)	$771	$117

Note 6: Related Party Transactions

        We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services, wireless and other services.

        Our affiliates provide services and also contract services from third parties on our behalf. In the latter case, the third parties bill our affiliates who in turn charge us for our respective share of these third party expenses. Our affiliates charge us for services rendered by their employees applying fully distributed costs ("FDC") methodology. FDC rates are determined using current salary rates including factors for taxes, employee benefits, including stock-based compensation, facilities and overhead costs. These salary rates are charged to us based on actual hours worked or charges are allocated to us based on estimates.

        We charge our affiliates based on tariffed rates for telephony and data services. We bill prevailing third party rates for wireless services and for other services we bill using either FDC or market rates.

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

Note 7: Commitments and Contingencies

Legal Proceedings Involving Qwest

  Securities action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. ("U S WEST") stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the June 30, 2000 acquisition of U S WEST, (the "Merger"), to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended (the "1933 Act"). The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

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

Securities actions and derivative actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action (the "consolidated securities action"). Plaintiffs in the consolidated securities action named as defendants in the Fourth Consolidated Amended Class Action Complaint ("the Fourth Consolidated Complaint "), which was filed on or about August 21, 2002, QCII, its former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that QCII's financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that QCII and certain of the individual defendants violated Section 11 of the 1933 Act, and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of QCII's common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of QCII's notes dated July 12, 2001; and (3) the exchange of $3.75 billion of QCII's notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both QCII and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin QCII's sale of Qwest Dex, Inc. or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of QCII's Board of Directors (the "Board"), and naming QCII as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to QCII by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to QCII by causing or permitting it to commit alleged securities violations, thus (i) causing it to be sued for such violations, and (ii) subjecting it to adverse publicity, increasing its cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about QCII. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of QCII's consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things, that (i) certain officers and/or directors traded QCII's stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

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

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan") from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below and referred to as the "consolidated ERISA action". QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002 names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and QCII's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act ("ERISA"), alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

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

        On December 10, 2002, the California State Teachers' Retirement System, ("CalSTRS"), filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was." The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold QCII's notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against QCII for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenue and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

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

        We intend to transfer ownership of Qwest Wireless LLC, to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the first quarter of 2004. Qwest Wireless will therefore be presented in discontinued operations after the date of transfer.

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

  •
  Wireless services.  Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless, which holds 10 Megahertz licenses to provide personal communications services, or PCS, in select markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation, that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network.

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

  Revenue

        In general, we expect to see a continued decrease in voice-related revenue as a result of a decrease in access lines and wireless subscribers. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. In addition, our competitors have accelerated their use of unbundled network element platform, or UNE-P, to deliver voice services. The use of UNE-P is having an impact on our operations in 2003, resulting in incremental retail access line losses, and is causing downward pressure on our revenue.

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

        We expect the pace of growth in affiliate revenue to accelerate. We continued to transition telecommunications traffic previously carried by third parties. In addition, our affiliates have expanded their data communications needs. During 2004, we expect affiliate revenue to rise due to an increase in access fees charged to our affiliates selling inter-exchange services in our region.

  Expenses

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing stresses may pressure operating margins.

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

        Our operations are integrated into and are a part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2002, or the QCII 2002 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. See further discussion in Note 5—Contributions to QCII segments to our condensed consolidated financial statements in Item 1 of this report.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating revenues	$2,821	$3,002	$(181)	(6)%	$5,697	$6,070	$(373)	(6)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	723	693	30	4%	1,411	1,413	(2)	—
Selling, general and administrative ("SG&A")	814	936	(122)	(13)%	1,620	1,797	(177)	(10)%
Depreciation	616	687	(71)	(10)%	1,229	1,382	(153)	(11)%
Intangible asset amortization	87	76	11	14%	172	140	32	23%
Asset impairment charges	—	825	(825)	nm	—	825	(825)	nm
Restructuring, Merger-related and other charges (credits)	11	—	11	nm	23	(30)	53	nm

Operating income (loss)	$570	$(215)	$785	nm	$1,242	$543	$699	129%
Other expense (income):
Interest expense—net	177	186	(9)	(5)%	350	351	(1)	—
Other (income) expense—net	(6)	13	(19)	nm	2	5	(3)	(60)%

Total other expense—net	171	199	(28)	(14)%	352	356	(4)	(1)%
Income (loss) before income taxes and cumulative effect of change in accounting principle	399	(414)	813	nm	890	187	703	nm
Income tax (expense) benefit	(151)	161	(312)	nm	(338)	(70)	(268)	nm

Income (loss) before cumulative effect of change in accounting principle	248	(253)	501	198%	552	117	435	372%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	219	—	219	nm

Net income (loss)	$248	$(253)	$501	198%	$771	$117	$654	559%

nm—not meaningful

Operating Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Voice services	$1,977	$2,181	$(204)	(9)%	$4,024	$4,401	$(377)	(9)%
Data and Internet services	540	540	—	—	1,079	1,098	(19)	(2)%
Wireless services	154	183	(29)	(16)%	305	371	(66)	(18)%
Other services	2	2	—	—	7	8	(1)	(13)%
Affiliate services	148	96	52	54%	282	192	90	47%

Total operating revenues	$2,821	$3,002	$(181)	(6)%	$5,697	$6,070	$(373)	(6)%

nm—not meaningful

        For a description of the products and services included in each revenue line item, see "Overview" above.

Voice Services

Voice Services—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Voice services revenue decreased $204 million, or 9%, for the three months ended June 30, 2003 as compared to the same period in 2002. The voice services revenue decrease was the result of lower local service revenue and long-distance service revenue, as described in more detail below.

        For the three months ended June 30, 2003 as compared to the same period in 2002, local voice revenue declined $126 million associated with the loss of approximately 849,000 access lines along with pricing declines driven by competitive pressures. The access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, competitive local exchange carriers, and other telecommunications providers reselling our services. Partially offsetting these declines is growth in UNE-P revenue.

        We also experienced a revenue decline of $40 million in access services revenue for the three months ended June 30, 2003 as compared to the same period in 2002. The access services revenue declines were due primarily to regulatory actions. Volumes also fell due to general declines in long-distance usage and competitive losses.

        In addition to the revenue decreases above, voice services declined $38 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to declines in IntraLATA long-distance demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, wireless substitution of public telephones and deteriorating economic conditions.

Voice Services—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Voice services revenue decreased $377 million, or 9%, for the six months ended June 30, 2003 as compared to the same period in 2002 primarily as a result of access line losses, pricing declines and a reduction in access services revenue.

        We experienced a decline in local voice services revenue of $239 million for the six months ended June 30, 2003 as compared to the same period in 2002 associated with the loss of access lines and pricing declines driven by competitive pricing pressures. Partially offsetting these declines is growth in UNE-P revenue.

        We also experienced a revenue decline of $72 million in access services revenue for the six months ended June 30, 2003 as compared to the same period in 2002. The access services revenue declines were due primarily to the same regulatory and industry effects described above. Volumes also fell due to general declines in long-distance usage and competitive losses. Pricing declines occurred due to regulatory actions. In addition to the revenue decreases above, voice services declined $66 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to declines in IntraLATA long distance and demand for services such as collocation, public telephone services and directory assistance.

Data and Internet Services

        Data and Internet services revenue were essentially unchanged for the three months ended June 30, 2003 as compared to the same period in 2002, and declined $19 million, or 2%, for the six months ended June 30, 2003 as compared to the same period in 2002. Data services revenue declines were mainly the result of the bankruptcy of large customers, primarily in 2002, such as Touch America Inc., Genuity, Inc. and MCI.

Wireless

        Wireless services revenue decreased $29 million, or 16%, for the three months ended June 30, 2003 as compared to the same period in 2002 and decreased $66 million, or 18%, for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease is due to our prior strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a reduction in the number of customers of 163,000, or 15%, between June 30, 2003 and June 30, 2002.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliate enterprises. Affiliate services revenue increased $52 million, or 54%, and $90 million, or 47%, for the three and six months ended June 30, 2003, respectively as compared to the same periods in 2002. The increases were caused by a migration of telecommunications services from third-party providers onto our networks.

Operating Expense

        The following table provides further detail regarding our operating expenses for the periods specified:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating expenses:
Cost of sales	$723	$693	$30	4%	$1,411	$1,413	$(2)	—
Selling, general and administrative ("SG&A")	814	936	(122)	(13)%	1,620	1,797	(177)	(10)%
Depreciation	616	687	(71)	(10)%	1,229	1,382	(153)	(11)%
Intangible asset amortization	87	76	11	14%	172	140	32	23%
Asset impairment charges	—	825	(825)	nm	—	825	(825)	nm
Restructuring, Merger-related and other charges (credits)	11	—	11	nm	23	(30)	53	nm

Total operating expenses	$2,251	$3,217	$(966)	(30)%	$4,455	$5,527	$(1,072)	(19)%

nm—not meaningful

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three months and six months ending June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$422	$404	$18	4%	$846	$833	$13	2%
Network costs	81	88	(7)	(8)%	153	178	(25)	(14)%
Non-employee related costs	102	110	(8)	(7)%	202	197	5	3%
Affiliate costs	118	91	27	30%	210	205	5	2%

Total costs of sales	$723	$693	$30	4%	$1,411	$1,413	$(2)	—

        Cost of sales includes salaries and wages, benefits, network costs, materials and supplies, contracted engineering services, computer systems support and cost of CPE sold.

Cost of Sales—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Total cost of sales increased $30 million, or 4%, for the three months ended June 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 26% for the three months ended June 30, 2003 as compared to 23% for the three months ended June 30, 2002. Cost of sales increased primarily due to a decreased net pension credit, higher retiree healthcare costs and expenses billed to us by affiliates.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, and third-party customer service increased $18 million, or 4%, for the three months ended June 30, 2003 as compared to the same period in 2002. The increase was due to higher pension and retiree healthcare costs.

        Affiliate costs, such as services for corporate administration, information technology, advertising and technical support, increased $27 million, or 30%, for the three months ended June 30, 2003 as compared with the same period in 2002. The increase is primarily due to increased affiliate sales related costs associated with expanded sales efforts.

Cost of Sales—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Total cost of sales was essentially unchanged for the six months ended June 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 25% for the six months ended June 30, 2003 as compared to 23% for the same period in 2002.

        Employee and service related-costs increased $13 million, or 2%, for the six months ended June 30, 2003 as compared to the same period in 2002. The increase was due to increased costs associated with a decreased net pension credit and higher retiree healthcare costs.

        Our network costs decreased $25 million, or 14%, for the six months ended June 30, 2003 as compared to the same period in 2002. We reduced our reliance on third-party contractors to provide network maintenance services.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component for the three months and six months ending June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$201	$212	$(11)	(5)%	$409	$470	$(61)	(13)%
Bad debt	34	150	(116)	(77)%	96	233	(137)	(59)%
Property and other taxes	109	115	(6)	(5)%	214	242	(28)	(12)%
Non-employee related costs	112	159	(47)	(30)%	241	262	(21)	(8)%
Affiliate costs	358	300	58	19%	660	590	70	12%

Total SG&A	$814	$936	$(122)	(13)%	$1,620	$1,797	$(177)	(10)%

SG&A—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        Total SG&A decreased $122 million, or 13%, for the three months ended June 30, 2003 as compared to the same period in 2002. SG&A, as a percent of revenue, was 29% for the three months ended June 30, 2003 compared to 31% to the same period in 2002. Decreases in bad debt expense and non-employee related expenses were the primary causes of the decline.

        Bad debt expense decreased $116 million, or 77%, for the three months ended June 30, 2003 as compared to the same period in 2002. Bad debt decreased as a percentage of revenue to 1% for the three months ended June 30, 2003 from 5% for the three months ended June 30, 2002. The decrease was primarily caused by bad debt expense that we recognized in the second quarter of 2002 related to potential collection issues with MCI. MCI subsequently filed for bankruptcy protection. The remaining decrease is due primarily to improved collections practices and tighter credit policies.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $47 million, or 30%, for the three months ended June 30, 2003 as compared to the same period in 2002. The decrease was primarily driven by a decrease in marketing and advertising expenses due to second quarter cost reduction efforts.

        Affiliate costs, such as services for corporate administration, information technology, advertising and technical support, increased $58 million or 19% for the three months ended June 30, 2003 as compared to the same period in 2002. The increases were due to higher administrative costs, including our accounting restatement, and increased information technology support.

SG&A—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        SG&A, as a percent of revenue, was 28% for the six months ended June 30, 2003 compared to 30% for the six months ended June 30, 2002. Total SG&A decreased $177 million, or 10%, for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease relates primarily to lower bad debt expense.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs), decreased $61 million, or 13%, for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease is primarily attributable to lower professional fees paid to third-party providers as we shifted certain previously outsourced wireless customer service functions to employees.

        Bad debt expense decreased $137 million, or 59%, for the six months ended June 30, 2003 as compared to the same period in 2002. Bad debt decreased as a percentage of revenue to 2% for the six months ended June 30, 2003 from 4% for the same period in 2002. Bad debt declined across the business units as a result of fewer customer bankruptcy filings, improved collections practices and tighter credit policies.

        Property and other taxes decreased $28 million, or 12%, for the six months ended June 30, 2003 as compared to the same period in 2002. Reduced property and other taxes are attributable to changes in estimates of property tax liabilities.

        Non-employee related costs decreased $21 million, or 8%, for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease was driven primarily by a decrease in marketing and advertising spending due to second quarter cost reduction efforts.

        Affiliate costs increased $70 million, or 12%, for the six months ended June 30, 2003 as compared to the same period in 2002. The increase is due to higher administrative costs, which includes costs resulting from our accounting restatement.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $54 million in the second quarter of 2003, a pension credit, net of post-retirement benefit expenses, of $5 million in the second quarter of 2002, post-retirement benefit expenses, net of pension credits, of $108 million in the six months ended June 30, 2003, and a pension credit, net of post-retirement benefit expenses, of $13 million in the six months ended June 30, 2002. Absent these expenses or credits, our net income (loss) in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales with the remaining balance included in SG&A.

        The change to a net benefit expense in the three and six months ended June 30, 2003 from a net pension credit in the three and six months ended June 30, 2002 is primarily due to decreased returns on investments and increased medical costs for plan participants.

Depreciation

        Depreciation expense decreased $71 million, or 10%, for the three months ended June 30, 2003 compared to the same period in June 30, 2002. The decrease was the result of the impairment we recorded on June 30, 2002, (as discussed in Note—6—Property, Plant and Equipment in our annual report on Form 10-K for the year ended December 31, 2002, or 2002 Form 10-K), which reduced annual depreciation expense by $125 million effective July 1, 2002; certain assets becoming fully depreciated in 2002, and the completion of certain capitalized lease agreements in the three months ended June 30, 2002.

        Depreciation expense decreased $153 million, or 11%, for the six months ended June 30, 2003 compared to the same period in June 30, 2002. The decrease was the result of the impairment we recorded on June 30, 2002 which reduced annual depreciation expense by $125 million effective July 1, 2002, certain assets becoming fully depreciated in 2002 and the completion of certain capitalized lease agreements in the six months ended June 30, 2002.

Intangible Assets Amortization

        Amortization expense increased $11 million, or 14%, for the three months ended June 30, 2003 compared to the same period of 2002. The increase was attributed to increases in capitalized software costs, partially offset by an impairment of certain of our intangible assets recorded on June 30, 2002, which reduced our annual amortization by $10 million. For the six months ended June 30, 2003, amortization expense increased $32 million, or 23%, compared to the same period of 2002. The increase was attributed to increases in capitalized software costs partially offset by the impairment discussed above.

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

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using recent prices for comparable assets. Our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million.

2002 Impairment Charge

        Effective June 30, 2002, pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired at June 30, 2002. However, we determined that our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value of the wireless network based on replacement costs. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the impairment. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $135 million, effective July 1, 2002. Additionally, the 2003 impairment will reduce our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

Restructuring, Merger-Related and Other Charges (Credits)

        A summary of restructuring, Merger-related and other charges (credits), which includes the reversal of Merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
2003 restructuring	$9	$—	$19	$—
Other restructuring	2	—	4	—
Other Merger-related reversals	—	—	—	(30)

Total restructuring and Merger-related charges (credits)	$11	$—	$23	$(30)

2003 Activities

        During the three and six months ended June 30, 2003, we, as part of QCII's restructuring plan, identified planned employee reductions in various functional areas. As a result, we established a reserve and recorded charges of $9 million and $19 million respectively, to our condensed consolidated statement of operations to cover the costs associated with these actions. These charges relate to severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified approximately 650 employees from various functional areas to be terminated as part of this reduction. At June 30, 2003, we completed approximately 400 of the planned reductions and used $9 million of the restructuring reserve for severance payments and enhanced pension benefits.

        Other severance-related charges not associated with the specific restructuring plans were $2 million and $4 million for the three and six months ended June 30, 2003, respectively.

        As a result of these restructuring activities, we expect to realize reduced employee and related expenses of approximately $38 million per annum.

Subsequent Event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our condensed consolidated statements of operations during the fourth quarter of 2003, primarily for estimated severance costs ranging from $35 million to $55 million.

Merger-Related Charges

        During the six months ended June 30, 2002, we reversed $30 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest and other income—net which includes interest income. Components of other expense—net for the three months and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Change	%	2003	2002	Change	%
	(Dollars in millions)
Interest expense—net	$177	$186	$(9)	(5)%	$350	$351	$(1)	—
Other (income) expense—net	(6)	13	(19)	nm	2	5	(3)	(60)%

Total other expense—net	$171	$199	$(28)	(14)%	$352	$356	$(4)	(1)%

        Interest expense—net.    Interest expense—net, was $177 million and $186 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense—net, was $350 million and $351 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense—net remained unchanged primarily as a result of a slight increase in interest expense for the six months ended June 30, 2003 and was offset by a decrease in the amount of interest capitalized for the same period. The amount of interest capitalized decreased primarily due to a decrease in the amount of network buildout for the six months ended June 30, 2003 as compared to the same period ended 2002.

        Other (income) expense—net.    Other (income) expense—net income of $6 million for the three months ended June 30, 2003 compared to $13 million expense for the same period ended June 30 2002.

The $19 million decrease in other (income) expense—net for the three month period ended June 30, 2003 as compared to 2002 is due to the abandonment of projects in 2002 which did not occur in 2003.

Income Tax Expense

        The effective income tax rate is the provision, or benefit, for income taxes as a percentage of income, or loss, from pre-tax income (loss) before the related provision, or benefit, of income taxes. Our effective income tax rate has remained relatively flat for all comparative periods.

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

        Our working capital deficit, or current assets less current liabilities, was $1.8 billion, $1.7 billion and $3.8 billion as of September 30, 2003, June 30, 2003 and December 2002, respectively. Our current working capital deficit is primarily due to borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounting to $2.079 billion as of September 30, 2003. These borrowings mature in January 2005. We expect that the maturities of the borrowings will be extended by our affiliates as necessary.

        The improvement in working capital deficit for the six months ended June 30, 2003 was $2.1 billion and for the nine months ended September 30, 2003 was $2.0 billion. These improvements in working capital deficit were due to a combination of an increase in cash and cash equivalents, our decision to reduce capital expenditures and our refinancing of current borrowings with with long-term debt. The increase in cash was primarily due to a $1.75 billion senior term loan that we entered into in June of 2003, of which a significant portion was used to refinance our short-term borrowings to long-term.

        As of September 30, 2003, June 30, 2003 and December 31, 2002, our consolidated debt was approximately $9.8 billion, $9.8 billion, and $9.2 billion, respectively, including borrowings from affiliates. In addition, our unrestricted cash balances were approximately $1.4 billion, $1.7 billion and $232 million, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets, to redeem indebtedness and pay dividends to QSC. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

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

        Operating activities.    We generated cash from operating activities of $2.598 billion and $2.407 billion, for the six months ended June 30, 2003 and June 30, 2002, respectively. Cash flows from operations increased $191 million for the six months ended June 30, 2003 compared to the same period in 2002. This increase was primarily the result of cash management improvements of approximately $700 million offset by reduced cash flows related to a $373 decrease in revenues. The cash management improvements during these periods were primarily a result of increases in collections of revenues, reductions in cash outlays for operating expenses, and the reduction of prepaid income taxes. Revenue decreased as a result of access line losses, pricing declines and a reduction in access services revenue.

        Investing activities.    Cash used in investing activities decreased $318 million to $756 million for the six months ended June 30, 2003 from $1.074 billion, for the six months ended June 30, 2002. This decrease was primarily due to a decrease in capital expenditures of $326 million. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects.

        Capital expenditures for the six months ended June 30, 2003 and 2002 were $754 million and $1.080 billion, respectively.

        Financing activities.    Cash used for financing activities was $346 million through June 30, 2003 and $1.3 billion for the same period in 2002. At June 30, 2003, we were in compliance with all provisions or covenants of our borrowings. Some of QSC's loan documents contain financial reporting covenants that require delivery of our annual and quarterly periodic reports. A waiver has been obtained for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide the financial information to January 31, 2004.

Financing Activities for the Six Months Ended June 30, 2003

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associate with our other long-term debt. The net proceeds were used to refinance debt due in 2003 and fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at June 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this issuance, QCII reduced its obligation under the QSC Credit Facility by $429 million to a balance of $1.57 billion.

        Affiliate borrowings of our wholly owned subsidiary, Qwest Wireless, in the form of short-term unsecured lines of credit were $2.053 billion and $1.888 billion at June 30, 2003 and December 31, 2002, respectively. These affiliate borrowings fluctuate based on operating needs of Qwest Wireless and mature on January 15, 2005.

        Our dividends paid during the six months ended June 30, 2003 of $980 million were paid to QSC, our parent.

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

        As of June 30, 2003 and December 31, 2002, approximately $1.25 billion and $0, respectively, of floating rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR, after LIBOR equals 1.75%. A hypothetical increase of one percentage point in LIBOR rates would increase pretax interest expense by $12.5 million. As of June 30, 2003 and December 31, 2002, we also had $0 and approximately $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had approximately $6.6 billion and $6.1 billion of long-term fixed rate debt at June 30, 2003 and December 31, 2002, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of approximately $400 million and $300 million at June 30, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of approximately $500 million and $400 million as of June 30, 2003 and December 31, 2002, respectively.

        As of June 30, 2003, we had $1.728 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services have declined. This economic downturn in our local service area has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenue has been and is likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

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

Major lawsuits have been brought against QCII involving its accounting practices and other matters. The outcomes of these lawsuit and other lawsuits affecting us may have a material adverse effect on our business, financial condition and operating results.

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

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and Federal Communications Commission, or FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by Public Utility Commissions and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of tariffs for our intrastate services in most of these jurisdictions. Our business is subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all of these requirements at any single point in time.

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

        Our ultimate parent QCII, is highly leveraged on a consolidated basis. As of September 30, 2003, our consolidated debt was $9.8 billion which is included in QCII's total consolidated debt of $21.3 billion. A significant amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources and access to capital markets to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        We will likely need to obtain additional financing to meet our debt service and dividend obligations if our and QCII's operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenue is decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

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

(
) Previously filed.

(b)
Reports on Form 8-K:

        We filed the following reports on Form 8-K during the second quarter of 2003:

        On April 2, 2003, we filed a report on Form 8-K announcing that QCII and we would not file our 2002 Forms 10-K on time.

        On May 29, 2003, we filed a report on Form 8-K announcing that we had received commitments from Merrill Lynch & Co., Credit Suisse First Boston LLC and Deutsche Bank Trust Company Americas in connection with a senior term loan facility in an amount of up to $1 billion. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002; and certain selected consolidated financial data and restatement adjustment information.

        On June 10, 2003, we filed a report on Form 8-K announcing that we had completed our senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness and that the aggregate size of the loan was increased over the previously announced $1 billion due to increased lender demand.

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