Form 10-Q
period 2003-09-30
QWEST CORP
filed 2004-01-13
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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
Condensed Consolidated Statements of Operations—Three and nine months ended September 30, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—September 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues	$2,649	$2,834	$8,064	$8,712
Operating revenues—affiliates	173	114	455	306

Total operating revenues	2,822	2,948	8,519	9,018
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	638	541	1,839	1,749
Cost of sales—affiliates	113	101	323	306
Selling, general and administrative	443	546	1,403	1,753
Selling, general and administrative—affiliates	363	368	1,023	958
Depreciation	615	640	1,844	2,022
Intangible assets amortization	92	81	264	221
Asset impairment charges	230	—	230	825
Restructuring, Merger-related and other charges (credits)	—	17	23	(13)

Total operating expenses	2,494	2,294	6,949	7,821

Operating income	328	654	1,570	1,197

Other expense (income):
Interest expense—net	147	142	423	402
Interest expense—net—affiliates	40	33	114	124
Other expense (income)—net	—	(11)	2	(6)

Total other expense—net	187	164	539	520

Income before income taxes and cumulative effect of change in accounting principle	141	490	1,031	677
Income tax expense	(55)	(187)	(393)	(257)

Income before cumulative effect of change in accounting principle	86	303	638	420
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $139 and $0, respectively	—	—	219	—

Net income	$86	$303	$857	$420

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,408	$232
Restricted cash	12	26
Accounts receivable—net	1,171	1,494
Accounts receivable—affiliates	91	120
Deferred income taxes	80	133
Prepaid and other assets	245	323
Prepaid income taxes—QSC	57	255

Total current assets	3,064	2,583
Property, plant and equipment—net	16,651	17,311
Intangible assets—net	1,159	1,275
Other assets	1,399	1,356

Total assets	$22,273	$22,525

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$41	$1,255
Current borrowings—affiliates	2,079	1,888
Accounts payable	568	587
Accounts payable—affiliates	433	331
Dividends payable—QSC	238	774
Accrued expenses and other current liabilities	987	952
Deferred revenue and customer deposits	517	595

Total current liabilities	4,863	6,382
Long-term borrowings (net of unamortized debt discount of $159 million and $142 million, respectively—see Note 3)	7,724	6,016
Post-retirement and other post-employment benefit obligations	2,631	2,612
Deferred income taxes	2,437	2,181
Deferred credits and other	770	837

Total liabilities	18,425	18,028

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock—one share without par, owned by QSC	8,288	8,400
Note receivable—affiliate	(286)	(286)
Accumulated deficit	(4,154)	(3,617)

Total stockholder's equity	3,848	4,497

Total liabilities and stockholder's equity	$22,273	$22,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$857	$420
Adjustments to net income:
Depreciation and amortization	2,108	2,243
Provision for bad debts	142	309
Cumulative effect of change in accounting principle—net	(219)	—
Asset impairment charges	230	825
Deferred income taxes	170	(173)
Income tax benefit distributed to QSC	(112)	(110)
Other non-cash items	12	(8)
Changes in operating assets and liabilities:
Accounts receivable	181	(21)
Accounts receivable—affiliates	29	(61)
Prepaids and other current assets	77	101
Prepaid income taxes—QSC	232	108
Accounts payable, accrued expenses and other current liabilities	16	(313)
Accounts payable—affiliates	102	292
Deferred revenue and customer deposits	(160)	(66)
Other long-term assets and liabilities	33	(90)

Cash provided by operating activities	3,698	3,456

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,199)	(1,425)
Other	(32)	7

Cash used for investing activities	(1,231)	(1,418)

FINANCING ACTIVITIES
Net repayments of current borrowings	—	(1,012)
Net proceeds from (repayments of) current borrowings—affiliates	191	(504)
Proceeds from long-term borrowings	1,729	1,476
Repayments of current portion of long-term borrowings	(1,245)	(205)
Dividends paid to QSC	(1,930)	(1,712)
Debt issuance costs	(36)	(36)

Cash used for financing activities	(1,291)	(1,993)

CASH AND CASH EQUIVALENTS
Increase in cash	1,176	45
Beginning balance	232	150

Ending balance	$1,408	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

        We have revised this presentation to conform to our current year consolidated financial statements. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). The condensed consolidated results of operations for the three and nine month periods ended September 30, 2003 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

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

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for these fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the nine months ended September 30, 2003 related to the adoption of SFAS No. 143 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $33 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $1 million annually beginning January 1, 2003. Based on historical charges and activity through the nine months ended September 30, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation.

        Our employees participate in the QCII stock incentive plans which is described more fully in the QCII annual report on Form 10-K for the year ended December 31, 2002 (the "QCII 2002 Form 10-K"). QCII's stock incentive plans, in which our employees participate, are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value-method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net income:
As reported	$86	$303	$857	$420
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(10)	(12)	(38)	(31)

Pro forma	$76	$291	$819	$389

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Note 2: Asset Impairment Charges

2003 Impairment Charge

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service ("PCS") wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

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

2002 Impairment Charge

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired. However, we determined that our wireless network, which provided PCS in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the impairments as of June 30, 2002. The impact of the impairments has reduced our estimated annual depreciation and amortization expense by approximately $135 million, effective July 1, 2002.

Note 3: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Current borrowings—affiliates	$2,079	$1,888
Current portion of long-term borrowings	17	1,179
Current portion of capital lease obligations and other	24	76

Total current borrowings	$2,120	$3,143

Long-term borrowings:
Long-term notes	$7,711	$5,995
Long-term capital lease obligations and other	13	21

Total long-term borrowings	$7,724	$6,016

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

        The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at September 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

Note 4: Restructuring Charges

        The restructuring reserves balances discussed below are included in our condensed consolidated balance sheet in the category of accrued expenses and other current liabilities for the current portion and deferred credits and other for the long-term portion.

  2003 Activities

        During the nine months ended September 30, 2003, QCII identified employee reductions in various functional areas. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $19 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our portion of the 2003 restructuring reserve for the nine months ended September 30, 2003 is as follows:

	2003 Provision	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$19	$13	$6

        The 2003 activities includes charges of $19 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified approximately 650 employees from various functional areas to be terminated as part of this reduction. Through September 30, 2003, approximately 600 of the planned reductions had been completed and $13 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        Other charges classified as restructuring, primarily severance-related payments not associated with the specific plans, were $4 million for the nine months ended September 30, 2003.

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

        An analysis of activity associated with our 2002 restructuring plan for the nine months ended September 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$37	$27	$10
Contractual settlements, legal contingencies and lease losses	23	4	19

Total	$60	$31	$29

        During 2002, QCII identified approximately 2,400 of our employees from various functional areas to be terminated as part of this reduction. As of September 30, 2003, approximately 2,350 of the reductions had been accomplished. We expect the remaining employee reductions to be essentially completed by December 31, 2003. For the nine months ended September 30, 2003, $27 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        Also as part of the 2002 restructuring, we permanently abandoned 25 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the nine months ended September 30, 2003, we utilized $4 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved by QCII to reduce employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases as discussed in more detail below. An analysis of activity associated with our 2001 plan for the nine months ended September 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$10	$1	$9
Contractual settlements, legal contingencies and lease losses	11	7	4

Total	$21	$8	$13

        In 2001, QCII identified approximately 4,800 of our employees from various functional areas to be terminated as part of an employee reduction and we accrued a restructuring reserve for severance benefits for those employees. At September 30, 2003, approximately 3,700 employees had been terminated. For the nine months ended September 30, 2003, $1 million of the 2001 restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. In 2002, in response to this shortfall in planned employee terminations, QCII reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the termination of nine operating lease agreements across the country. For the nine months ended September 30, 2003, we utilized $7 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

  Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our condensed statement of operations during the fourth quarter of 2003, primarily for estimated severance costs, ranging from $35 million to $55 million.

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

        The revenue and expenses shown below are derived from transactions with external customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenue:
Wireline services	$2,492	$2,652	$7,595	$8,151
Wireless services	152	179	457	550
Other services	5	3	12	11

Total contribution to QCII segment revenue	$2,649	$2,834	$8,064	$8,712

Operating expenses:
Wireline services	$737	$720	$2,191	$2,335
Wireless services	88	128	272	439
Other Services	256	239	779	728

Total contribution to QCII segment expenses	$1,081	$1,087	$3,242	$3,502

Contribution to QCII segment income (loss):
Wireline services	$1,755	$1,932	$5,404	$5,816
Wireless services	64	51	185	111
Other services	(251)	(236)	(767)	(717)

Total contribution to QCII segment income	$1,568	$1,747	$4,822	$5,210

Capital expenditures:
Wireline	$357	$278	$985	$1,097
Wireless	2	6	13	48
Other	87	61	208	300

Total contribution to QCII capital expenditures	$446	$345	$1,206	$1,445
Non-cash investing activities	(1)	—	(7)	(20)

Total contribution to QCII cash capital expenditures	$445	$345	$1,199	$1,425

        The following table reconciles the segment information to net income for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Total contribution to QCII segment income	$1,568	$1,747	$4,822	$5,210
Add:
Affiliate revenue	173	114	455	306
Cumulative effect of change in accounting principle, net of taxes	—	—	219	—
Deduct:
Affiliate expenses	476	469	1,346	1,264
Depreciation	615	640	1,844	2,022
Intangible assets amortization	92	81	264	221
Asset impairment charges	230	—	230	825
Restructuring, Merger-related and other charges (credits)	—	17	23	(13)
Total other expense—net	187	164	539	520
Income tax expense	55	187	393	257

Net income	$86	$303	$857	$420

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

  Marketing, Sales and Advertising

        Marketing, sales and advertising, which support preparation for joint marketing our services, include the development of marketing and advertising plans, sales unit forecasts, market research, sales training and compensation plans.

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

  Other

        This category includes the costs of miscellaneous services, such as rental of office space, procurement and communications services.

Note 7: Commitments and Contingencies

Legal Proceedings Involving Qwest

  Securities action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST Inc. ("U S WEST") stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended, (the "1933 Act"). The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

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

  Securities actions and derivative actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, (the "consolidated securities action"). Plaintiffs in the consolidated securities action named as defendants in the Fourth Consolidated Amended Class Action Complaint (the "Fourth Consolidated Complaint"), which was filed on or about August 21, 2002, QCII, its former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that QCII's financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that QCII and certain of the individual defendants violated Section 11 of the 1933 Act, and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of QCII's common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of QCII's notes dated July 12, 2001; and (3) the exchange of $3.75 billion of QCII's notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both QCII and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin QCII's sale of Qwest Dex, Inc. or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of QCII's Board of Directors, (the "Board") and naming QCII as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to QCII by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to QCII by causing or permitting it to commit alleged securities violations, thus (i) causing it to be sued for such violations, and (ii) subjecting it to adverse publicity, increasing its cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about QCII. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of QCII's consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things, that (i) certain officers and/or directors traded QCII's stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

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

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, (the "Plan"), from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below and referred to as the "consolidated ERISA action". QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002 names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and QCII's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act, ("ERISA"), alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

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

        On December 10, 2002, the California State Teachers' Retirement System, ("CalSTRS"), filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that QCII was one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate QCII's revenues and decrease its expenses so that QCII would appear more successful than it actually was." The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold QCII's notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and

(iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against QCII for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

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

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements of its financial statements for fiscal 2001 and 2000 affect the risks presented by these cases. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purposes of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of OCII, our business operations and financial condition would be similarly affected.

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

  •
  Data and Internet services. Data and Internet services revenue includes revenues from data services (such as traditional private lines, wholesale private lines, integrated services digital network, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Internet dial access, professional services and related CPE).

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

        Our operations are integrated into and are a part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2002, the QCII 2002 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. See further discussion in Note 5—Contributions to QCII segments to our condensed consolidated financial statements in Item 1 of this report.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating revenues	$2,822	$2,948	$(126)	(4)%	$8,519	$9,018	$(499)	(6)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	751	642	109	17%	2,162	2,055	107	5%
Selling, general and administrative	806	914	(108)	(12)%	2,426	2,711	(285)	(11)%
Depreciation	615	640	(25)	(4)%	1,844	2,022	(178)	(9)%
Intangible assets amortization	92	81	11	14%	264	221	43	19%
Asset impairment charges	230	—	230	nm	230	825	(595)	(72)%
Restructuring, merger-related and other charges (credits)	—	17	(17)	nm	23	(13)	36	nm

Operating income	$328	$654	$(326)	(50)%	$1,570	$1,197	$373	31%
Other expense (income):
Interest expense—net	187	175	12	7%	537	526	11	2%
Other (income) expense—net	—	(11)	11	nm	2	(6)	8	nm

Total other expense—net	187	164	23	14%	539	520	19	4%
Income before income taxes and cumulative effect of change in accounting principle	141	490	(349)	(71)%	1,031	677	354	52%
Income tax expense	(55)	(187)	132	(71)%	(393)	(257)	(136)	53%

Income before cumulative effect of change in accounting principle	86	303	(217)	(72)%	638	420	218	52%
Cumulative effect of change in accounting. principle, net of taxes	—	—	—	—	219	—	219	nm

Net income	$86	$303	$(217)	(72)%	$857	$420	$437	104%

nm—not meaningful

Operating Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Voice services	$1,966	$2,114	$(148)	(7)%	$5,990	$6,515	$(525)	(8)%
Data and Internet services	526	538	(12)	(2)%	1,605	1,636	(31)	(2)%
Wireless	152	179	(27)	(15)%	457	550	(93)	(17)%
Other services	5	3	2	67%	12	11	1	9%
Affiliate services	173	114	59	52%	455	306	149	49%

Total operating revenues	$2,822	$2,948	$(126)	(4)%	$8,519	$9,018	$(499)	(6)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Voice Services

Voice Services—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Voice services revenue decreased $148 million, or 7%, for the three months ended September 30, 2003 as compared to the same period in 2002. The voice services revenue decrease was the result of access line losses and pricing declines driven by competitive pressures.

        For the three months ended September 30, 2003 as compared to the same period in 2002, local voice revenue declined $129 million associated with the loss of approximately 842,000 access lines, with pricing declines driven by competitive pressures. The access line losses were driven by a weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, competitive local exchange carriers and other telecommunications providers reselling our services. Partially offsetting these declines was growth in UNE-P revenue.

        In addition to the revenue decreases above, voice services declined $19 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to declines in intra-LATA long-distance and demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, wireless substitution of public telephones and deteriorating economic conditions.

Voice Services—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Voice services revenue decreased $525 million, or 8%, for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily as a result of access line losses, pricing declines and a reduction in access services revenue.

        We experienced a decline in local voice services revenue of $368 million for the nine months ended September 30, 2003 as compared to the same period in 2002 associated with the loss of access lines and pricing declines driven by competitive pricing pressures. Partially offsetting these declines is growth in UNE-P revenue.

        We also experienced a revenue decline of $72 million in access services revenue for the nine months ended September 30, 2003 as compared to the same period in 2002. The access services revenue declines were due primarily to the same regulatory and industry effects described above. In addition to the revenue decreases above, voice services declined $85 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to declines in intra-LATA long-distance and demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, wireless substitution of public telephones and deteriorating economic conditions.

Data and Internet Services

        Data and Internet services revenue declined $12 million, or 2%, for the three months ended September 30, 2003 as compared to the same periods in 2002, and declined $31 million, or 2%, for the nine months ended September 30, 2003 as compared to the same periods in 2002. Data services revenue declines are mainly the result of the bankruptcy of large customers, primarily in 2002, such as Touch America, Inc., MCI and Genuity, Inc.

Wireless

        Wireless services revenue decreased $27 million, or 15%, for the three months ended September 30, 2003 as compared to the same period in 2002 and decreased $93 million, or 17%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease is due to our prior strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition, resulting in a customer decline of 172,000, or 16%.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $59 million, or 52%, and $149 million, or 49%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increases were caused by a migration of telecommunications services from third-party providers onto our networks.

Operating Expense

        The following table provides further detail regarding our operating expenses for the periods as specified:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating expenses:
Cost of sales	$751	$642	$109	17%	$2,162	$2,055	$107	5%
Selling, general and administrative ("SG&A")	806	914	(108)	(12)%	2,426	2,711	(285)	(11)%
Depreciation	615	640	(25)	(4)%	1,844	2,022	(178)	(9)%
Intangible assets amortization	92	81	11	14%	264	221	43	19%
Asset impairment charges	230	—	230	nm	230	825	(595)	(72)%
Restructuring, Merger-related and other charges (credits)	—	17	(17)	nm	23	(13)	36	nm

Total operating expenses	$2,494	$2,294	$200	9%	$6,949	$7,821	$(872)	(11)%

nm—not meaningful

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$442	$398	$44	11%	$1,288	$1,231	$57	5%
Network costs	91	76	15	20%	244	254	(10)	(4)%
Non-employee related costs	105	67	38	57%	307	264	43	16%
Affiliate costs	113	101	12	12%	323	306	17	6%

Total cost of sales	$751	$642	$109	17%	$2,162	$2,055	$107	5%

        Cost of sales includes salaries and wages, benefits, network costs, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold.

Cost of Sales—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Total cost of sales increased $109 million, or 17%, for the three months ended September 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 27% for the three months ended September 30, 2003 as compared to 22% for the three months ended September 30, 2002. Cost of sales increased primarily due to a decreased net pension credit, higher retiree healthcare costs and regulatory fees.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service increased $44 million, or 11%, for the three months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily due to a decreased net pension credit and higher retiree healthcare costs.

        Our network costs increased $15 million, or 20%, for the three months ended September 30, 2003 as compared to the same period in 2002. In July 2003, we amended our agreement with Microsoft so that we are responsible for providing broadband services to end users. Previously, these services were provided to Microsoft on a wholesale basis. This change required that we become responsible for all costs associated with providing this service to end users. As a result, the associated revenue and costs increased.

        Non-employee related costs, such as real estate, cost of CPE sold, and regulatory fees increased $38 million, or 57%, for the three months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily attributable to increases in regulatory fees.

        Affiliate costs, such as services for corporate administration, information technology, advertising, and technical support, increased $12 million, or 12%, for the three months ended September 30, 2003 as compared with the same period in 2002. The increases were due to higher costs for technical support and sales.

Cost of Sales—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Total cost of sales increased $107 million, or 5% for the nine months ended September 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 25% for the nine months ended September 30, 2003 as compared to 23% for the same period in 2002. Cost of sales increased primarily due to decreased net pension credit and higher retiree healthcare costs and regulatory fees.

        Employee and service-related costs increased $57 million, or 5%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily due to a decreased net pension credit and higher retiree healthcare costs. Partially offsetting the increases were lower staffing costs and other employee costs resulting from prior restructuring efficiencies and lower professional fees due to decreased use of third-party vendors.

        Non-employee related costs increased $43 million, or 16%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is attributable to increases in regulatory fees.

        Affiliate costs increased $17 million, or 6%, for the nine months ended September 30, 2003 as compared with the same period in 2002. The increases were due to higher costs for technical support and sales.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$192	$229	$(37)	(16)%	$601	$699	$(98)	(14)%
Bad debt	46	77	(31)	(40)%	142	309	(167)	(54)%
Property and other taxes	100	108	(8)	(7)%	314	350	(36)	(10)%
Non-employee related costs	105	132	(27)	(20)%	346	395	(49)	(12)%
Affiliate costs	363	368	(5)	(1)%	1,023	958	65	7%

Total SG&A	$806	$914	$(108)	(12)%	$2,426	$2,711	$(285)	(11)%

SG&A—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        Total SG&A decreased $108 million, or 12%, for the three months ended September 30, 2003 as compared to the same period in 2002. SG&A, as a percent of revenue, was 28% for the three months ended September 30, 2003 compared to 31% for the same period in 2002. Decreases in employee costs, professional fees, bad debt, and marketing and advertising were the primary causes of the decline.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing, and customer service costs), decreased $37 million, or 16%, for the three months ended September 30, 2003 as compared to the same period in 2002. The decline is primarily due to an increase in expenses that are eligible for capitalization, reduced professional fees due to decreased use of third-party vendors and lower internal commissions partially offset by decreases in the net pension credit and higher retiree healthcare costs.

        Bad debt expense decreased $31 million, or 40%, for the three months ended September 30, 2003 as compared to the same period in 2002. This decrease was primarily related to improved collections practices and tighter credit policies.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $27 million, or 20%, for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily driven by a decrease in marketing and advertising expenses due to third quarter cost reduction efforts.

SG&A—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        SG&A, as a percent of revenue, was 28% for the nine months ended September 30, 2003 compared to 30% for the same period in 2002. Total SG&A decreased $285 million, or 11%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease relates primarily to lower professional fees, lower bad debt, and lower marketing and advertising costs, offset by a decreased net pension credit and higher retiree healthcare costs.

        Employee and service-related costs decreased $98 million, or 14%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily related to lower professional fees paid to third-party service providers and other related costs as we shifted certain previously outsourced customer service and sales functions to employees; partially offset by decreases in the net pension credit and higher retiree healthcare costs.

        Bad debt expense decreased $167 million, or 54%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Bad debt also decreased as a percentage of revenue to 2% for the nine months ended September 30, 2003 from 3% for the same period in 2002. Bad debt declined across the business as a result of fewer customer bankruptcy filings, improved collections practices and tighter credit policies.

        Property and other taxes decreased $36 million, or 10%, for the nine months ended September 30, 2003 as compared to the same period in 2002. Reduced property and other taxes are attributable to changes in estimates of property tax liabilities.

        Non-employee related costs decreased $49 million, or 12%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was driven primarily by a decrease in marketing and advertising spending due to third quarter cost reduction efforts.

        Affiliate expenses, such as services for corporate administration, information technology, advertising and technical support, increased $65 million, or 7%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increases were due to higher administrative costs, which includes costs resulting from our accounting restatement.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $54 million in the third quarter of 2003, a pension credit, net of post-retirement benefits expenses, of $5 million in the third quarter of 2002, post-retirement benefit expenses, net of pension credits, of $163 million in the nine months ended September 30, 2003 and a pension credit, net of post-retirement expenses, of $17 million in the nine months ended September 30, 2002. Absent these expenses or credits, our net income in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales with the remaining balance included in SG&A.

        The change to a net benefit expense in the three and nine months ended September 30, 2003 from a net pension credit in the three and nine months ended September 30, 2002 is primarily due to decreased returns on investments and increased medical costs for plan participants.

Depreciation

        Depreciation expense decreased $25 million, or 4%, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was the result of certain assets becoming fully depreciated in 2002 and the completion of certain capitalized lease agreements in the three months ended September 30, 2002. The decrease was the result of the $825 million impairment we recorded as of June 30, 2002 and the resulting decrease in the depreciable basis of our fixed assets discussed below; certain assets becoming fully depreciated in 2002; and the completion of certain capitalized lease agreements in the nine month period ended September 30, 2002.

        Depreciation expense decreased $178 million, or 9%, for the nine months ended September 30, 2003 as compared to the same period in 2002.

Intangible Assets Amortization

        Amortization expense increased $11 million, or 14%, for the three months ended September 30, 2003 compared to the same period of 2002. The increase was attributed to increases in capitalized software costs. For the nine months ended September 30, 2003, amortization expense increased $43 million, or 19%, compared to the same period of 2002. The increase was attributed to increases in capitalized software costs partially offset by an impairment of certain of our intangible assets recorded on June 30, 2002, which reduced our annual amortization by $10 million.

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

        Effective June 30, 2002, pursuant to SFAS, No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired at June 30, 2002. However, we determined that the value of our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value based on replacement costs. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

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

Restructuring, Merger-Related and Other Charges (Credits)

        A summary of restructuring, Merger-related and other charges (credits), which includes the reversal of Merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
2003 restructuring	$—	$—	$19	$—
2002 restructuring plan charges	—	74	—	74
2001 restructuring plan reversals	—	(64)	—	(64)
Other restructuring costs	—	7	4	7
Other Merger-related reversals	—	—	—	(30)

Total restructuring and Merger-related charges (credits)	$—	$17	$23	$(13)

2003 Activities

        During the nine months ended September 30, 2003, QCII identified planned employee reductions in various functional areas. As a result, we established a reserve and recorded a charge of $19 million to our condensed consolidated statement of operations to cover the costs associated with these actions.

        The charge of $19 million relates to severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified approximately 650 employees from various functional areas to be terminated as part of this reduction. Through September 30, 2003, we completed approximately 600 of the planned reductions, and used $13 million of the restructuring reserve for severance payments and enhanced pension benefits.

        Other severance related charges not associated with the specific restructuring plans were $4 million for nine months ended September 30, 2003.

        As a result of these restructuring activities, we expect to realize reduced employee and related expenses of approximately $38 million per annum.

2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to the continued declines in our revenue and general economic conditions, QCII identified planned reductions in employees from various functional areas and permanently abandoned a number of operating and administrative facilities. These activities included charges of $49 million for the three and nine months ended September 30, 2002, for severance benefits and employee-related matters pursuant to established severance policies triggered by a reduction in employees, which we recorded directly to restructuring and other charges in our condensed consolidated statement of operations. QCII identified approximately 2,400 of our employees from various functional areas to be separated from Qwest as part of the staffing reduction. The affected employees are entitled to receive severance benefits pursuant to established severance policies. As of September 30, 2002, we completed approximately 1,600 of the planned reductions resulting in the utilization of $17 million for cash payments and enhanced pension benefits. At September 30, 2003, our restructuring activities under this plan were substantially complete. For the nine months ended September 30, 2003, we used $27 million of the restructuring reserve for severance payments and enhanced pension benefits.

        In conjunction with the staffing reductions, we permanently abandoned 25 real estate facilities and recorded a charge of $25 million for the three and nine months ended September 30, 2002 related to the rental payments due under the leases, net of estimated subleases rentals, and estimates of amounts to terminate the leases. For the nine months ended September 30, 2003, we utilized $4 million of the established reserves primarily for payments of amounts due under the leases. We expect that the remaining reserve will be utilized over the remaining term of the leases, which are up to five years.

        In addition, other severance-related charges not associated with the specific restructuring plans were $7 million for the three and nine months ended September 30, 2003.

        As a result of these restructuring activities, we realized a cost savings of $42M for the nine months ended September 30, 2003.

2001 Activities

        During the fourth quarter of 2001, in order to streamline our business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, QCII implemented plans to reduce the number of our employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. During the three and nine months ended September 30, 2003 we utilized none and $8 million of the reserve, respectively.

        As a result of the shortfall in actual terminations we reversed $64 million of the severance accruals established in 2001, which we recorded as a reduction in restructuring charges in our three and nine months ended September 30, 2002, condensed consolidated statement of operations.

Subsequent event

        During the fourth quarter of 2003, as part of an ongoing effort of evaluating costs of operations, QCII further reduced employee levels in certain areas of our business. As a result, we plan to record a charge to our condensed consolidated statement of operations during the fourth quarter of 2003, primarily for estimated severance costs ranging from $35 to $55 million.

Merger-Related Charges

        During the nine months ended September 30, 2002, we reversed $30 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest and other income—net which includes interest income. Components of other expense—net for the three months and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change	%	2003	2002	Change	%
	(Dollars in millions)
Interest expense—net	$187	$175	$12	7%	$537	$526	$11	2%
Other expense (income)—net	—	(11)	11	nm	2	(6)	8	nm

Total other expense—net	$187	$164	$23	14%	$539	$520	$19	4%

nm—not meaningful

        Interest expense—net.    Interest expense—net, was $187 million and $175 million for the three months ended September 30, 2003 and 2002 respectively. Interest expense—net, was $537 million and $526 million for the nine months ended September 30, 2003 and 2002 respectively. The increase in expense was the result of a decrease in the amount of interest that was capitalized for the nine months ended September 30, 2003. This decrease in capitalized interest was due primarily to a decrease in network buildout for the nine months ended September 30, 2003 as compared to the same period ended 2002.

        Other expense (income)—net.    Other expense (income)—net was $0 for the three months ended September 30, 2003 compared to ($11) million for the same period ended September 30 2002. Other expense (income)—net was $2 million for the nine months ended September 30, 2003 compared to $(6) million the same period ended September 30, 2002. These increases were primarily the result of an increase in abandoned projects in 2003.

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

Financial Position

        QCII has cash management arrangements between certain of its subsidiaries that includes lines of credit, intercompany obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term borrowings.

        Our working capital deficit, or current assets less current liabilities, was $1.8 billion and $3.8 billion as of September 30, 2003 and December 2002, respectively. Our current working capital deficit is primarily due to borrowings from affiliates, by our wholly owned subsidiary, Qwest Wireless, amounting to $2.079 billion as of September 30, 2003. These borrowings mature on January 15, 2005. We expect that the maturities of these borrowings will be extended by our affiliates as necessary.

        The improvement of $2.0 billion in working capital deficit during 2003 was due to a combination of an increase in cash and cash equivalents, our decision to reduce capital expenditures and our refinancing of current borrowings with long-term debt. The increase in cash was primarily due to a $1.75 billion senior term loan that we entered into in June of 2003, of which a significant portion was used to refinance our short-term borrowings to long-term.

        As of September 30, 2003 and December 31, 2002, our consolidated debt was approximately $9.8 billion and $9.2 billion, respectively, including borrowings from affiliates. In addition, our unrestricted cash balances were approximately $1.4 billion and $232 million, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets, redeem indebtedness and pay dividends to QSC. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

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

        Operating activities.    We generated cash from operating activities of $3.698 billion and $3.456 billion, for the nine months ended September 30, 2003 and September 30, 2002, respectively.

        The $242 million increase in cash provided by operating activities for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily the result of cash management improvements of approximately $600 million offset by reduced cash flows related to a $499 million decrease in revenues. The cash management improvements between these periods were primarily a result of increases in collections of revenues and reductions in cash outlays for operating expenses, offset by increased cash payments for prepaid taxes. Revenue decreased as a result of access line losses, pricing declines and a reduction in access services revenue.

        Investing activities.    Cash used in investing activities decreased $187 million to $1.231 billion for the nine months ended September 30, 2003, from $1.418 billion, for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in capital expenditures of $226 million. This decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects.

        Capital expenditures for the nine months ended September 30, 2003 and 2002 were $1.199 billion and $1.425 billion, respectively.

        Financing activities.    Cash used for financing activities was $1.291 billion through September 30, 2003 and $1.993 billion for the same period ended 2002. At September 30, 2003, we were in compliance with all provisions and covenants of our borrowings. Some of QSC's loan documents contain financial reporting covenants that require delivery of our annual and quarterly periodic reports. A waiver has been obtained for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide the financial information to January 31, 2004.

Financing Activities for the Nine Months Ended September 30, 2003

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

        The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at September 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        Affiliate borrowings of our wholly owned subsidiary, Qwest Wireless, in the form of short-term unsecured lines of credit, were $2.079 billion and $1.888 billion at September 30, 2003 and December 31, 2002, respectively. These affiliate borrowings fluctuate based on operating needs of Qwest Wireless and mature on January 15, 2005.

        Our dividends during 2003 were $1.930 billion, which were paid to QSC, our parent.

Recent Developments Impacting Liquidity and Capital Resources

        For the nine months ended September 30, 2003 we have declared regular dividends amounting to $1.034 billion. In addition, in August and November of 2003, we declared and paid dividends in the amount of $360 million and $719 million, respectively, relating to net income from prior periods that had not been declared or paid as dividends in those periods. We plan to declare and make additional dividend payments in the future until all net income from wireline entities from prior periods has been declared and remitted as dividends. We estimate that the incremental amount (in addition to the $1.079 billion declared in 2003) of such dividends will be approximately $1.3 billion.

        On December 18, 2003, QCII entered into an agreement to purchase certain telecommunications assets from Allegiance Telecom, Inc. for a purchase price consisting of $300 million in cash, a convertible promissory note in the amount of $90 million and the assumption of certain liabilities. The agreement is subject to approval by the U.S. Bankruptcy Court and certain other government regulatory agencies. Allegiance has filed a motion with the Bankruptcy Court to begin a sale process in which QCII will be designated as the stalking horse bidder and other interested potential bidders will have an opportunity to offer higher bids for the assets of Allegiance. If QCII is successful in the bidding process, it expects to consummate the transaction sometime in 2004. In that event, it is likely that some portion of the Allegiance assets will be transferred to or purchased by us, although we have not yet determined the amount or the price we would pay for them.

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

        As of September 30, 2003 and December 31, 2002, approximately $1.25 billion and $0, respectively, of floating rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR after LIBOR equals 1.75%. A hypothetical increase of one percentage point in LIBOR rates would increase annual pre-tax interest expense by $12.5 million. As of September 30, 2003 and December 31, 2002, we also had $0 and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following twelve months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $6.6 billion and $6.1 billion of long-term fixed-rate debt at September 30, 2003 and December 31, 2002, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of approximately $400 million and $300 million at September 30, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of approximately $500 million and $400 million as of September 30, 2003 and December 31, 2002, respectively.

        As of September 30, 2003, we had $1.408 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services and Voice over Internet Protocol, services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

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

        QCII continues to discuss its periodic filings with the staff of the SEC's Division of Corporation Finance. They have reviewed QCII's 2001 Form 10-K and its Form 10-Q for the three months ended March 31, 2002. As appropriate, QCII has attempted to address the Staff's comments in its current filings and has provided responses to those other comments that it could address. Following their review of QCII's 2002 Form 10-K, and Form 10-Qs for the three, six and nine months ended March 31, 2003, June 30, 2003 and September 30, 2003, QCII may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures. It is possible that these comments may lead to further investigations from the SEC's Division of Enforcement.

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

        Several lawsuits have been filed against QCII as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. For a description of these legal actions, please see Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report.

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

        Additionally, the degree to which we, together with QCII are leveraged may have important limiting consequences on us, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption of "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

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
(4.3)
First Supplemental Indenture, dated as of April 16, 1991, by and between US WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
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

(
)     Previously filed.

(b)
Reports on Form 8-K:

    We did not file any reports on Form 8-K during the third quarter of 2003.

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