Form 10-K
period 2003-12-31
QWEST CORP
filed 2004-03-16
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado Address of principal executive offices)	80202 (Zip Code)

(303) 992-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
5.625% Notes Due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

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
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc. and its consolidated subsidiaries.

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

        We were incorporated under the laws of the State of Colorado in 1911. Pursuant to a merger between QCII and U S WEST, Inc. (our pre-merger parent) on June 30, 2000, which we refer to as the Merger, QCII acquired all the operations of U S WEST and its subsidiaries and we became an indirect wholly owned subsidiary of QCII. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Item 7 of this report.

Recent Developments

        As we have previously disclosed, QCII has engaged in preliminary discussions for purposes of resolving certain of the investigations and securities matters to which QCII is subject. These matters are described in detail in Item 3—Legal Proceedings. QCII most recently engaged in these preliminary discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led QCII to conclude that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided. At this time, QCII believes that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of insurance proceeds, but the use and allocation of these proceeds has yet to be resolved between QCII and individual insureds.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment on one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Operations

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers on a wholesale basis. We seek to distinguish ourselves from our competitors through our recent and continuing customer service initiatives.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our traditional telecommunications network. Our traditional telecommunications network is defined as all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network, or PSTN. The PSTN refers to the worldwide voice telephone network that is accessible to every person with a telephone and a dial tone. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 16.2 million access lines. Access lines are telephone lines reaching from a central office to customers' premises.

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

        IntraLATA long-distance voice services—consumer, business and wholesale.    We provide IntraLATA long-distance service to our customers within our local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic LATA. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand.

        Access services—wholesale.    We provide access services primarily to interexchange carriers, or IXCs, for the use of our local network to connect their customers to their data and Internet protocol, or IP, networks. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA. Competitive communications companies often operate as both CLECs and IXCs.

        Data and Internet services—consumer, business and wholesale.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds ranging from 14.4 kilobits per second to 2.5 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers use them to facilitate internal and external data transmissions, such as transferring files from one location to another. Our consumer customers use them to access email and the Internet under a variety of connection speeds and pricing packages. We provide our data and Internet services in our local service area.

        Our consumer and business data and Internet services are described below:

  •
  Digital subscriber line, or DSL, which permits existing consumer and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

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

  •
  Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites; and

  •
  Integrated services digital network, or ISDN, is a comprehensive digital network architecture allowing users to transmit voice, data, video and images—separately or simultaneously—over standard telephone lines or fiber optics.

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

Wireless Services

        We operate wireless services primarily through our wholly owned subsidiary, Qwest Wireless LLC. In August 2003, we entered into a service agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service, or PCS, wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the service agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The service agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we also continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

        We market our wireless products and services through our website, partnership relationships and our sales/call centers. We offer consumer and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer integrated service, which enables customers to use the same telephone number and voicemail box for their wireless phone as for their home or business phone. We intend to transfer ownership of Qwest Wireless to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the second quarter of 2004.

Other Services

        We provide other services that primarily involve the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area. We also provide affiliate services, which consist of telecommunication services provided to affiliated enterprises.

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives supporting our Qwest Spirit of Service™ brand commitment. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. For example, we have entered into a strategic relationship with a provider of wireless services to improve our product offerings, we are restructuring our pricing packages and we are investing in improved billing and customer communication systems.

Importance, Duration and Effect of Patents, Trade names and Copyrights

        Either directly or through our subsidiaries, we own or have licenses to various patents, trade names, copyrights and other intellectual property necessary to the conduct of our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

Wireline Services

        Local voice services.    In providing local voice services to our consumer and business customers within our local service area, we compete with CLECs, including some owned by national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers, wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2003. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the Federal Communications Commission, or FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of Internet protocol telephony (sometimes referred to as voice over Internet protocol, or VoIP) services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that access charge fees we receive from either IXCs or CLECs will be reduced if phone-to-phone VoIP calls remain unregulated and are not subject to intercarrier compensation obligations that apply to traditional telephony.

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

        Our competitors, mainly CLECs and CLEC/IXC combinations, have accelerated their use of unbundled network element-platforms, or UNE-P. This service, which we are required to provide at wholesale rates as a matter of current federal and state laws and regulations, allows our competitors to purchase all of the elements they may need to provide competitive local services to our customers. Bell Operating Companies, or BOCs such as Qwest, are required to make their network elements available to competitors, which allows CLECs and CLEC/IXC combinations an alternative to building their own telecommunications facilities. Consequently, we believe these competitors are able to provide local service at a cost advantage, allowing them to gain market share. Meanwhile, the obligation to provide UNEs reduces our revenue and margin. We believe the offering of UNEs will continue to cause downward pressure on our margins and result in incremental retail access line losses.

        IntraLATA long-distance voice services.    National carriers, CLECs and other resellers, such as AT&T Corporation, Sprint, and MCI, Inc. (formerly known as WorldCom, Inc.) compete with us in providing IntraLATA long-distance services in our local service area. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

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

        In addition, the emergence of certain competitors, such as MCI, XO Communications, Inc. and McLeodUSA, Inc. from bankruptcy proceedings with substantially reduced debt could precipitate an industry-wide reduction in prices, thereby causing a decline in our revenue.

        Access services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to IXCs and wireless carriers. Also, we earn certain revenues when we originate or terminate calls that are carried by IXCs and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers seek to bypass the traditional methods and obligations to pay this form of intercarrier compensation, or the related "reciprocal compensation" which we earn for use of our network in terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must factor the costs of carrier access charges and reciprocal compensation into their charges.

        Data and Internet services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, BOCs, CLECs and large integrators, International Business Machines Corporation and Electronic Data Systems Corporation. Large integrators are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL services we employ. Cable operators who sell data or Internet services via broadband enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers, which imposes many costs and obligations, such as the obligation to make UNE-P available to competitors or to provide competitive access and interconnect rights.

Wireless Services

        The market for wireless services within our local service area remains highly competitive. We compete with AT&T Wireless Services, Inc., Verizon Communications Inc., T-Mobile International, Cingular Wireless, LLC, Sprint and Nextel Communications, among others. Although we expect our competitive position to improve through offering Sprint's nationwide wireless service under our brand name to customers in our local service area, we continue to face heavy competition from national, and some regional, wireless carriers. Competition may increase as additional spectrum is made available within our local service area, both to new competitors and to current wireless providers who may acquire additional spectrum in order to increase their coverage areas and service quality. Competition in the wireless market is based primarily on price, coverage area, services, features, handsets, technical quality and customer service. Our future competitive position will depend on our ability to successfully integrate Sprint services into our branded service offerings and our ability to offer new features and services in packages that meet our customers' needs.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to, CLECs. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

        In May 2002, the D.C. Circuit Court of Appeals issued an order on the FCC's rules that determined the UNEs are required to be made available to competitors. The court reversed the FCC, finding that the agency had not given adequate consideration to or properly applied the "necessary and impair" standard of the Telecommunications Act. The court also ruled that the FCC impermissibly failed to take into account the relevance of competition by other types of service providers, including cable and satellite companies. Finally, the court overturned a separate order of the FCC that had authorized "line sharing" where a CLEC purchases only a portion of the copper line connecting the end user. This enables the CLEC to provide high-speed broadband services utilizing DSL technology. The D.C. Circuit stayed its order vacating the FCC's rules to permit the FCC to complete an ongoing rulemaking to determine what elements should be unbundled.

        On August 21, 2003, the FCC issued the triennial review order in response to the court's decision. The triennial review order addressed the regulatory status of a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state PUCs are allowed to initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment and petition the FCC for a waiver; the Colorado, Minnesota and Oregon PUCs initiated such proceedings but did not petition the FCC for a waiver of the no impairment finding; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state PUCs to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state PUCs must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We argued that the FCC did not comply with the May, 2002, ruling by the D.C. Circuit because it failed to properly apply the

"necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state PUCs its responsibilities under the Telecommunications Act. Other parties challenged various aspects of the triennial review order. On March 2, 2004, consistent with the ILECs' arguments, a three-judge panel of the D.C. Circuit issued a decision vacating and remanding back to the FCC significant portions of the triennial review order. By its terms, the court's mandate will be stayed for 60 days. If the FCC seeks further review of the decision by the D.C. Circuit or U.S. Supreme Court, the decision may be stayed for a longer period of time.

        In addition to proceedings before the D.C. Circuit relating to the triennial review order, we are also participating in proceedings in all of our in-region states, except Wyoming, Montana, Idaho and South Dakota, that were authorized by the FCC's triennial review order. In these proceedings, we are attempting to demonstrate both the adequacy of our batch hot cut migration process as well as that CLECs would not be impaired in their attempts to compete in the mass market if switching were removed as a UNE. The continued viability and necessity for these state proceedings will likely be affected by the ruling of the D.C. Circuit on the matters pending before it. In light of the D.C. Circuit appeal, Arizona, Colorado, Minnesota, Nebraska, North Dakota, Oregon, Utah and Washington have temporarily suspended their triennial review proceedings.

        On September 15, 2003, the FCC released a Notice of Proposed Rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, which is the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenue and margins associated with our provision of UNEs to CLECs.

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are inter-related, and because new technologies (such as VoIP) are emerging that pose further complications, it may take some time for the rulemaking to be completed. It is possible that the FCC will recommend a major restructuring of the current system of intercarrier compensation for use of local networks, and this would affect our rights to claim payment for carrier access charges. There has been a national trend towards reducing the amounts charged for "reciprocal compensation" for use of our network to terminate local, IntraLATA and other intra-state calls, in preference for a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state PUCs that regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

        On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service, or CALLS. The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: (i) elimination of the residential pre-subscribed IXC charge; (ii) increases in subscriber line charges; (iii) reductions in switched access usage rates; (iv) the removal of certain implicit universal service support from access charges and direct recovery from end-users; and (v) commitments from participating IXCs to pass through access charge reductions to end-users. We have opted into the five-year CALLS plan.

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

Intercarrier Compensation

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commenced a broad inquiry into, and initiated a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic and (ii) access charges that apply to long-distance traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep" under which carriers freely exchange traffic and collect charges from their end-user customers in lieu of the present system in which carriers are obligated to compensate one another for network utilization. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users.

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

        The FCC's rules, particularly those related to wireline-to-wireless LNP, may result in an acceleration of our access-line losses.

Voice Over Internet Protocol

        On December 1, 2003, the FCC conducted a public forum hearing to gather information concerning advancements, innovations, and regulatory issues related to VoIP services. Chairman Powell of the FCC has announced an intention to make VoIP a higher priority on the FCC's agenda in the next year. Furthermore, on March 10, 2004, the FCC issued its Notice of Proposed Rulemaking, or NPR, instituting a formal rulemaking proceeding addressing many issues related to VoIP. This rulemaking raises issues that overlap, to a degree, with the rulemaking concerning ILEC Broadband Telecommunications Services and the Intercarrier Compensation proceeding. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect our business. One is whether VoIP, and/or other forms of VoIP, should be subject to ordinary intercarrier compensation requirements and other federal or state requirements such as those that impose a fee to support "universal service" and support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. Another issue is whether VoIP providers should have any exemption or immunity from either federal or state regulation and if so, what should be the parameters of this exemption or immunity. We are following these developments closely, as our network is capable of VoIP transport and similarly can be used to carry combinations of voice and other forms of data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified and such growth in VoIP could contribute to further declines in our sales of local exchange access lines.

Employees

        As of December 31, 2003, we employed approximately 32,000 employees. We continue to reduce employees in accordance with the plans that QCII approved in the third quarter of 2003. There is additional information regarding this restructuring in Note 7—Restructuring and Merger-related Charges to our consolidated financial statements in Item 8 of this report.

        Approximately 27,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2003, we entered into new two-year collective bargaining agreements with the CWA and the IBEW. Each of these agreements was ratified by union members and expires on August 13, 2005. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits.

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

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2003	2002
Land and buildings	7%	7%
Communications equipment	43%	44%
Other network equipment	44%	43%
General-purpose computers and other	6%	6%
Construction in progress	0%	0%

	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $42.7 billion and $42.4 billion at December 31, 2003 and 2002, respectively, before deducting accumulated depreciation.

        We own and lease sales offices in major metropolitan locations. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings Involving Qwest

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended, or the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission, or the Minnesota Commission, alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA and Eschelon Telecom, Inc. discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all CLECs other than Eschelon and McLeodUSA; this discount would be applicable to purchases made by these CLECs during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

  •
  pay all CLECs other than Eschelon and McLeodUSA monthly credits of $2 per access line (subject to certain offsets) purchased during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission, or the Arizona Commission, to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all sales of wholesale intrastate services provided by us. We filed exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado PUC submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        On June 26, 2003, we received from the FCC a letter of inquiry seeking information related to certain agreements with CLECs covering the provision of a variety of ancillary services including signaling functions and database access, directory and operator assistance. We submitted our initial response to this inquiry on July 31, 2003. We took the position that we were not in violation of our filing obligations under Section 252 of the Telecommunications Act. On March 12, 2004 the FCC released its Notice of Apparent Liability for Forfeiture in the amount of $9 million for allegedly not meeting our filing obligations under the Telecommunications Act and the Commission's rules. We have thirty days to pay the proposed forfeiture or file a written statement seeking reduction or cancellation of the proposed forfeiture. We continue to work cooperatively with the Commission to finally resolve this issue.

        Illuminet, Inc., or Illuminet, a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied, and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the Merger, the FCC required QCII to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of QCII's compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, QCII disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, QCII made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, QCII disclosed matters to the FCC in connection with its 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against QCII. The FCC has also instituted an investigation into whether QCII may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of QCII's application to provide such services in that state.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. Through December 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII most recently engaged in these preliminary discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led QCII to conclude that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possiblity that the amount of loss it ultimately incurs could be substantially more than the reserve it has provided.

        At this time, QCII believes that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of insurance proceeds, consisting of cash and letters of credit, which were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities and derivative actions described below. However, the use and allocation of these proceeds has yet to be resolved between QCII and individual insureds.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        While QCII is continuing in its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it, and QCII continues to evaluate any possible range of loss. Such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of QCII's recorded reserve, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

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

        Also, as previously announced in July 2002 by the General Services Administration, or GSA, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in

February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc., or Genuity, in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

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

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and July 28, 2002, and names as defendants QCII, QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act and that certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20(a) of the Exchange Act. The Fifth Consolidated Complaint further alleges that QCII and certain other defendants violated section 11 of the Securities Act by preparing and disseminating false registration statements and prospectuses for the registration of QCII common stock to be issued to U S WEST shareholders in connection with the Merger of the two companies, and for the exchange of $3 billion of QCII's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of QCII's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of QCII's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, QCII and other defendants filed motions to dismiss the Fifth Consolidated Complaint.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint, or the Second Consolidated Complaint, described below and referred to as the "consolidated ERISA action." QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The Second Consolidated Complaint filed on May 21, 2003, names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the QCII Plan Design Committee, the Plan Investment Committee, and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. The consolidated ERISA action, which was brought under the Employee Retirement Income Security Act, or ERISA, alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

        On December 10, 2002, the California State Teachers' Retirement System, or CalSTRS, filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleged that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased and sold QCII securities. The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against QCII for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend. Discovery is proceeding in the CalSTRS litigation.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenue and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement Systems of Illinois, or SURSI, filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V., and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against QCII: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement. All the individual defendants moved to dismiss the action against them for lack of personal jurisdiction. To date, neither QCII nor the individual defendants have filed a response to the second amended complaint, and the Illinois' court's schedule does not contemplate that answers or motions to dismiss be filed until after the challenges to jurisdiction have been resolved.

        On February 9, 2004, Stichting Pensioenfonds ABP, or SPA, filed suit against QCII, certain of QCII's current and former directors, officers and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup, in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in QCII's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. SPA alleges claims against QCII and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of QCII's present and former directors and certain former officers and naming QCII as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to QCII by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within QCII, and causing or permitting QCII to commit alleged securities violations, thus (1) causing QCII to be sued for such violations and (2) subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The second amended complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of QCII's current and former officers and directors and naming QCII as a nominal defendant. In the second amended complaint the plaintiffs allege, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments to QCII's former Chief Executive Officer, Mr. Nacchio and QCII's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the second amended complaint, or, in the alternative, to stay the action. As described below, a proposed settlement of the Delaware Derivative Litigation has been reached.

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court, which we refer to collectively as the Colorado Derivative Litigation. On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of QCII's current and former officers and directors and Anschutz Company, and naming QCII as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleges, among other things, that various of the individual defendants breached their legal duties to QCII by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and by causing or permitting QCII to commit alleged securities laws violations, thereby causing QCII to be sued for such violations and subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million from the insurance settlement with certain of QCII's insurance carriers will be designated for the exclusive use of QCII to pay losses and QCII will implement a number of corporate governance changes. The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs. Pursuant to the Preliminary Approval Order, QCII mailed, on February 27, 2004, notice of the proposed settlement and hearing to stockholders of its Common stock as of February 17, 2004.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiff claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved. On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination of the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation, which would resolve the derivative claims asserted in the Federal Derivative Litigation.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which QCII is challenging.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in QCII's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges QCII's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, QCII cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 4, 2002, a putative class action was filed in the federal District Court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which QCII was a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants QCII, certain of QCII's former executives who were also on the supervisory board of KPNQwest, and others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The selected consolidated financial data for the years ended December 31, 2003, 2002 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included in Item 8 of this report. The results presented below as of and for the year ended December 31, 1999 were previously audited by independent auditors who have ceased operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in millions)
Operating revenue	$11,261	$11,916	$12,537	$12,084	$11,464
Operating expenses	9,217	9,952	9,755	9,872	8,504
Operating income	2,044	1,964	2,782	2,212	2,960
Income before income taxes and cumulative effect of change in accounting principle	1,347	1,294	2,245	1,646	2,520
Net income(1)	$1,050	$805	$1,407	$902	$1,562
Balance sheet data:
Total assets	$21,752	$22,525	$24,386	$22,562	$19,978
Total debt(2)	9,873	9,159	9,584	8,738	7,092
Debt to total capital ratio(3)	76%	67%	68%	66%	60%
Other data:
Cash provided by operating activities	$4,612	$4,253	$3,662	$4,019	$4,240
Cash used for investing activities	(1,695)	(1,818)	(4,448)	(4,560)	(3,802)
Cash (used for) provided by financing activities	(2,228)	(2,353)	824	592	(445)
Capital expenditures	1,663	1,823	4,505	4,600	3,754

(1)
Amounts that follow in this footnote are on an after-tax basis.

  2003.    2003 net income includes a charge of $140 million for impairment of assets (primarily cell sites, switches, related tools and equipment inventory and certain information technology systems supporting the wireless network), a charge of $35 million for restructuring activities and a $219 million credit for cumulative effect of a change in accounting principle.

  2002.    2002 net income includes a charge of $505 million for asset impairments and a net charge of $12 million for Merger-related, restructuring and other (credits).

  2001.    2001 net income includes charges aggregating $203 million for restructuring and Merger-related, restructuring and other charges, a charge of $136 million for a depreciation adjustment on access lines returned to service, a charge of $30 million for asset impairments, and a gain of $31 million on the sale of rural exchanges.

  2000.    2000 net income includes a charge of $498 million for Merger-related costs and a charge of $205 million for asset impairments.

(2)
Amounts include borrowings from third parties and from affiliates and exclude future purchase commitments, operating leases, letters of credit and guarantees. At December 31, 2003, the amount of those future purchase commitments, operating leases and letters of credit was approximately $1.565 billion.

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

Business Overview and Presentation

        We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

        The results for the years 2003, 2002 and 2001 are presented below. The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our consolidated financial statements, an overview of the operational results is provided below.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. See further discussion in Note 13—Contributions to QCII Segments to our consolidated financial statements in Item 8 of this report.

Restatement of 2001 and 2000 Consolidated Financial Statements

        Our annual report on Form 10-K for the year ended December 31, 2002, or the 2002 Form 10-K, was filed in January 2004 and contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. QCII filed its annual report for 2002, or the QCII 2002 10-K, in October 2003. In these filings, we and QCII also attempted to address comments received from the SEC on QCII's previous filings. To date, we have not received comments from the SEC regarding our restatement, our 2002 Form 10-K, QCII's 2002 Form 10-K or the adequacy of our responses to its previous comments.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry and our local service area. First, technology substitution and competition are expected to continue to cause access line losses. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television and wireless. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services. Third, the weak economy in our local service area has impacted demand from both our consumer and business customers. We believe demand for our products and services will continue to be affected because of a slow recovery in our local service area.

Revenue Trends

        Historically, at least 85% of our revenue comes from our wireline services, including voice services and data and Internet services. In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of UNE-P, to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. UNE-P rules which require us to sell access to our wireline network to our competitors, at wholesale rates, will continue to impact our results. The use of UNE-P is expected to cause incremental losses of retail access lines and apply downward pressure on our revenue. Increasingly, however, we expect wireless and DSL revenue within our local service region to offset some of these revenue declines. Broadband services have been expanded to allow more of our customers to convert from dial-up Internet connections to our DSL services. We have also bundled QCII's long-distance offering with complementary local service offerings.

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

        Our wireless revenue has declined as a result of reduced marketing efforts, intense industry competition and the impact of the economic slowdown. Starting in late 2003, we have expanded our consumer and small business product offerings to bundle wireless with our local voice services, broadband and long-distance services. By offering our customers a complete telecommunications solution, we may experience a decrease in the rate of our wireline access line losses. We have redesigned our local services package to provide customers with choice and simplification. Wireless offerings are being expanded through a new arrangement with Sprint. This arrangement will enable utilization of Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities.

Expense Trends

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

        In order to improve operational efficiencies, and in response to the decline in revenue, we have implemented restructuring plans in which we reduced the number of employees and consolidated and subleased idle real estate properties. We have also reduced capital expenditures and expect to continue at this reduced level for the foreseeable future. We will continue to evaluate our staffing levels and cost structure and adjust these areas as deemed necessary.

Results of Operations

Overview

        We generate revenue from the provision of voice services, data and Internet services, wireless services, other services and services to our affiliates. Certain prior year revenue amounts have been reclassified to conform to the current year presentation. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services.  Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and CPE. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services.  Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN, ATM and related CPE) and Internet services (such as DSL, Internet dial access and related CPE).

  •
  Wireless services.  Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. We intend to transfer ownership of Qwest Wireless in the near future, after which we will no longer have significant wireless operations.

  •
  Other services.  Other services revenue is predominately derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

  •
  Affiliate services.  Affiliate revenue is derived from telecommunications services provided to our affiliated entities. We generally provide the same products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services.

        The following table summarizes our results of operations:

	Year ended December 31,			Increase/Decrease		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Operating revenue	$11,261	$11,916	$12,537	$(655)	$(621)	(5)%	(5)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	2,872	2,696	3,065	176	(369)	7%	(12)%
Selling, general and administrative	3,252	3,451	3,216	(199)	235	(6)%	7%
Depreciation	2,453	2,655	2,902	(202)	(247)	(8)%	(9)%
Intangible assets amortization	353	302	191	51	111	17%	58%
Asset impairment charges	230	829	49	(599)	780	(72)%	nm
Restructuring and other charges—net	57	49	212	8	(163)	16%	(77)%
Merger-related (credits) charges—net	—	(30)	120	30	(150)	nm	nm

Operating income	2,044	1,964	2,782	80	(818)	4%	(29)%
Other expense:
Interest expense—net	726	699	613	27	86	4%	14%
Gain on sale of rural exchanges and other fixed assets	—	—	(51)	—	51	nm	nm
Other income—net	(29)	(29)	(25)	—	(4)	—	(16)%

Total other expense—net	697	670	537	27	133	4%	25%
Income before income taxes and cumulative effect of change in accounting principle	1,347	1,294	2,245	53	(951)	4%	(42)%
Income tax expense	(516)	(489)	(838)	(27)	349	(6)%	42%

Income before cumulative effect of change in accounting principle	831	805	1,407	26	(602)	3%	(43)%
Cumulative effect of change in accounting principle, net of tax	219	—	—	219	—	nm	—

Net income	$1,050	$805	$1,407	$245	$(602)	30%	(43)%

nm—not meaningful

Operating Revenue

        The following table compares operating revenue for 2003, 2002 and 2001:

	Year ended December 31,			Increase/Decrease		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Voice services	$7,884	$8,602	$9,294	$(718)	$(692)	(8)%	(7)%
Data and Internet services	2,125	2,189	2,168	(64)	21	(3)%	1%
Wireless services	594	694	688	(100)	6	(14)%	1%
Other services	19	20	19	(1)	1	5%	5%
Affiliate services	639	411	368	228	43	55%	12%

Total operating revenue	$11,261	$11,916	$12,537	$(655)	$(621)	(5)%	(5)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Voice Services

        Voice services revenue decreased $718 million, or 8%, in 2003 and decreased $692 million, or 7%, in 2002.

        The voice services revenue decrease in both years was primarily the result of access line losses, pricing declines and a reduction in access services revenue. Additional reasons include feature losses and lower long-distance volumes. We have experienced competition from technology substitution and CLECs and other telecommunications providers reselling our services by using UNE-Ps.

        Local voice services revenue and other voice services revenue declined $589 million for 2003 and $390 million in 2002. The declines were primarily associated with the losses of access lines, as we have experienced competition from both technology substitution and other telecommunications providers reselling our services by using UNE-Ps. Access lines declined by approximately 797,000, or 5%, in 2003 and by 781,000, or 4%, in 2002. During 2003, UNE-P lines, which are sold at lower wholesale rates, increased by 543,000, or 52%, partially offset by the consumer and business retail access line declines of 1,340,000 (which included 145,000 lines lost due to the impact of the MCI bankruptcy), or 8%. In 2002, we experienced consumer and business retail access line declines of 901,000, or 5%, while UNE-Ps increased by 120,000, or 13%. Local voice revenue also decreased in both years due to reductions in demand for services such as collocation, public telephone services and directory assistance.

        In addition to the revenue decreases described above, long-distance voice services revenue declined $52 million in 2003 and $95 million in 2002. These decreases were primarily due to declines in IntraLATA long-distance services driven by the soft telecommunications market and competitive pricing. Throughout 2003 and 2002, we evaluated specific long-distance products. Based upon this evaluation, we de-emphasized and stopped promoting certain products, including IntraLATA long-distance.

        We also experienced a revenue decline of $77 million in access services revenue for 2003 and $207 million in 2002. This was primarily due to the access line losses described above and pricing declines. Pricing declines were driven by state regulatory actions and the CALLS order. The CALLS order capped prices for certain services, including reductions in usage rates for access services. Additionally, in 2003 we recorded a reserve of $34 million against revenue for anticipated customer credits resulting from regulatory rulings that redefined tariffs on local calls.

Data and Internet Services

        Data and Internet services revenue had a small decrease of $64 million, or 3%, in 2003 and remained relatively flat during 2002. The 2003 decline is primarily due to the loss of revenue from the bankruptcies of large customers, primarily in 2002, such as Touch America, Inc., MCI and Genuity. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher retail rates rather than the lower wholesale rates we charged Microsoft. We have also increased our DSL subscriber base by 25%.

        In 2002, data and Internet services revenue increased $21 million, or 1%. Internet dial access revenue increased primarily from sales to large ISPs and businesses for use in their internal telecommunications networks, while DSL and dedicated internet access grew in response to increased demand for access to the Internet. These increases were partially offset by declines in data services such as wholesale private line and ISDN, precipitated in part by the weakened economy.

Wireless Services

        Wireless services revenue decreased $100 million, or 14%, in 2003 and remained relatively flat in 2002. The decrease in wireless revenue in 2003 was due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with tightened credit policies and intense industry competition. Although the wireless industry grew in total in 2002, our wireless revenue was relatively flat in 2002, due in part to our limited ability to offer a competitive wireless product. Our wireless offerings, which were expanded to allow the bundling of wireless and local voice services, will be further enhanced in 2004 through our aforementioned arrangement with Sprint.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $228 million, or 55%, in 2003 and increased $43 million, or 12%, in 2002. In 2003, the increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into InterLATA long-distance business with FCC's authorization of its Section 271 filings. A new affiliate, Qwest Long Distance Corporation, or QLDC, was established to provide long-distance services to in-region customers. These services and related revenue increases were related primarily to increases in private line services, and increases in marketing, sales and billing and collection services provided to QLDC.

        In 2002, the increases in affiliate services revenue were caused by a migration of telecommunications traffic from third-party providers onto our network.

Operating Expenses

        The following table shows a breakdown of operating expenses:

	Year ended December 31,			Increase/Decrease		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Operating expenses:
Cost of sales	$2,872	$2,696	$3,065	$176	$(369)	7%	(12)%
Selling, general and administrative	3,252	3,451	3,216	(199)	235	(6)%	7%
Depreciation	2,453	2,655	2,902	(202)	(247)	(8)%	(9)%
Intangible assets amortization	353	302	191	51	111	17%	58%
Asset impairment charges	230	829	49	(599)	780	(72)%	nm
Restructuring and other charges—net	57	49	212	8	(163)	16%	(77)%
Merger-related (credits) charges—net	—	(30)	120	30	(150)	nm	(125)%

Total operating expenses	$9,217	$9,952	$9,755	$(735)	$197	(7)%	2%

nm—not meaningful

Cost of Sales

        The following table details cost of sales by major component:

	Year ended December 31,			Increase/Decrease		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Employee and service-related costs	$1,709	$1,611	$1,698	$98	$(87)	6%	(5)%
Network costs	327	331	496	(4)	(165)	(1)%	(33)%
Non-employee related costs	394	374	534	20	(160)	5%	(30)%
Affiliate costs	442	380	337	62	43	16%	13%

Total cost of sales	$2,872	$2,696	$3,065	$176	$(369)	7%	(12)%

        Cost of sales includes salaries and wages, benefits, network costs, materials and supplies, contracted engineering services and computer systems support. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers.

        Cost of sales, as a percentage of revenue, was 26% for 2003, 23% for 2002 and 24% for 2001. Total cost of sales increased $176 million, or 7%, in 2003 and decreased $369 million, or 12%, in 2002. The increases in cost of sales as a percentage of revenue in 2003 were caused in part by the deterioration in product margins as retail access line losses are partially offset by lower margin UNE-Ps sold to our competitors at regulated rates. Also during 2003, our expenses increased due to higher employee and service-related costs, investment in DSL line conditioning expense, higher retiree healthcare costs and regulatory fees. During 2002, our expenses declined primarily due to lower staffing requirements and lower sales volumes. More discussion of these changes is provided below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs increased $98 million, or 6%, in 2003 and decreased $87 million, or 5%, in 2002. While we have realized savings due to reduction in salaries and wages and professional fees resulting from our restructuring efforts, we continue to experience offsetting increases in costs related to our pension and post-retirement benefit plans, as described more fully below. The net pension expense allocated to cost of sales was $127 million in 2003 and the net pension credit allocated to cost of sales was $34 million and $190 million, for 2002 and 2001, respectively. Additionally, in 2003 we experienced increased incentive compensation and increased information technology costs as resources were partially shifted to system maintenance activities from development activities, which are generally capitalized. Partially offsetting the increases were lower staffing costs and other employee costs resulting from prior restructuring efficiencies, the reductions described above and lower professional fees due to decreased use of third-party vendors. The decrease in 2002 was related to lower headcount requirements associated with prior restructuring efficiencies and moving work previously performed by third-party contractors to employees, partially offset by a lower pension credit and higher healthcare costs in 2002. Also in 2002, we significantly reduced our employee incentive compensation.

        Our network costs, which include third-party expenses to repair and maintain our network and supplies to provide services to customers, were essentially unchanged in 2003 and decreased $165 million, or 33%, in 2002. In 2003, we experienced reduced contracted engineering costs and lower costs associated with fewer wireless handset sales. Additionally, the July 2003 amendment of our agreement with Microsoft required that we become responsible for all costs associated with providing broadband services to end-user customers. As a result, the revenue and costs associated with this expanded service offering increased. During 2002, we reduced our reliance on third-party contractors to provide network maintenance services by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers. We have estimated the cost to transition all of our wireless customers to Sprint's network is estimated to be $55 million, of which $10 million had been incurred as of December 31, 2003. Some of these costs may be capitalized.

        Non-employee related costs, such as real estate costs and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), increased $20 million, or 5%, in 2003 and decreased $160 million, or 30%, in 2002. The increase in 2003 is primarily due to increases in regulatory fees. Reciprocal compensation costs, declined in 2003 and 2002 due to the decline in local voice services, and also as a result of regulatory action, which limited the amount of charges. The decrease in 2002 is also attributable to lower postage and shipping costs associated with improved management expense controls and lower cost of sales for data and Internet CPE associated with lower CPE sales.

        Affiliate costs, such as services for corporate administration, information technology, advertising and technical support increased $62 million, or 16%, in 2003 and increased $43 million, or 13%, in 2002. The increases in 2003 were due to higher costs for technical support and sales and affiliate employee and related charges that are allocated to us. We replaced old equipment with new equipment and entered into maintenance contracts with an affiliate in the technology area. The affiliate increased its technical support personnel by 85 and accordingly, the software support and other technical assistance costs that are allocated to us increased. The increase in 2002 is primarily due to increases of purchased technical support resources and buying long-distance services from an affiliate rather than a third party.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component:

	Year ended December 31,			Increase/Decrease		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2001	2002 v 2001
	(Dollars in millions)
Employee and service-related costs	$840	$884	$1,178	$(44)	$(294)	(5)%	(25)%
Bad debt	175	331	278	(156)	53	(47)%	19%
Property and other taxes	412	428	386	(16)	42	(4)%	11%
Non-employee-related costs	435	518	356	(83)	162	(16)%	46%
Affiliate costs	1,390	1,290	1,018	100	272	8%	27%

Total SG&A	$3,252	$3,451	$3,216	$(199)	$235	(6)%	7%

        SG&A expenses include salaries and wages that are not directly attributable to products or services, employee benefits, sales commissions, bad debt charges, taxes other than income taxes, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A, as a percent of revenue, was 29% for 2003, 29% for 2002 and 26% for 2001. The variances driving the percentage changes are described below. Total SG&A decreased $199 million, or 6%, in 2003 and increased $235 million, or 7%, in 2002. The 2003 decrease primarily results from decreases in professional fees, bad debt expense and other factors described in more detail below.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs) decreased $44 million, or 5%, in 2003 and decreased $294 million, or 25%, in 2002. The decrease in 2003 was due to reduced salaries and wages resulting from staffing reductions implemented in 2003 and 2002, reduced professional fees to third-party vendors as we re-incorporated certain previously outsourced customer service functions in our operations and reduced sales commissions due to lower revenue and a revision to our sales compensation plan. These cost reductions were partially offset by increases in incentive compensation and our pension and post-retirement benefit plan expenses. The net pension expense allocated to SG&A was $62 million in 2003, and the net pension credit allocated to SG&A was $19 million and $77 million for 2002 and 2001, respectively. The decrease in 2002 was due to reduced salaries and wages resulting from staffing reductions implemented in 2002 and 2001, reduced professional fees, reduced incentive compensation and reduced sales commissions. Partially offsetting these decreases were expenses associated with the establishing reserves for outstanding litigation and increases in our pension and post-retirement benefit plan expenses.

        Bad debt expense decreased $156 million, or 47%, in 2003 and increased $53 million, or 19%, in 2002. Bad debt expense decreased as a percentage of revenue to 1.6% in 2003 from 2.8% in 2002. The decrease in our 2003 expense as compared to 2002 was primarily caused by large provisions associated with uncollectible receivables from MCI, Touch America and others that we recorded in 2002 and improved collection practices and tighter credit policies in 2003. The 2002 increase was due primarily to bankruptcies of wholesale customers and weak economic conditions offset by improved collections practices and tighter credit policies.

        Property and other taxes, such as taxes on owned or leased assets and real estate, and transactional items such as certain sales, use and excise taxes, decreased $16 million, or 4%, in 2003 and increased $42 million, or 11%, in 2002. The decrease in 2003 resulted from reduced property and other taxes, which resulted from lower asset valuations related to our impairments. The increase in 2002 is attributable to capital expansion for the traditional telephone network that took place during 2001 and 2000.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $83 million, or 16%, in 2003 and increased $162 million, or 46%, in 2002. The decrease in 2003 was driven by lower marketing and advertising spending which decreased due to increased management of these costs by an affiliate, and a decrease from prior year reserves for outstanding litigation. In 2002, non-employee expense increases were driven by a shift in information technology resources to maintenance activities from development activities that were eligible for capitalization, and establishing reserves for outstanding litigation.

        Affiliate expenses, such as services for corporate administration, information technology, advertising and technical support, increased $100 million, or 8%, in 2003 and $272 million, or 27%, in 2002. The 2003 increases were due to higher administrative costs described in more detail as follows: increases in the allocations to us of marketing, advertising and public relations resulting from our Spirit of Service™ campaign; allocated legal expenses grew as the legal department in one of our affiliates had a net increase in personnel; and billing and allocation rates from the affiliate entities were increased. Partially offsetting the increases in 2003 were decreases in software support costs and decreases in self-insurance due to lower premiums and claims. The 2002 increase was primarily due to an increase in marketing, advertising, and administrative costs from affiliates. Previously, a portion of these services were provided by our employees; however, as noted above and explained more fully below, these employees were transferred to an affiliate and the costs are charged back to us.

        Prior to a company realignment that occurred in March 2001, our employees performed services that are now performed by QSC employees. Employees that were transferred to QSC provided services such as technical support, marketing, sales, product management and risk management. In addition, the level of service QSC employees were providing to us for our corporate finance, accounting, human resources, executive management and public policy services increased. As a result, during 2002 our affiliates increased the proportionate share of administrative costs billed to us.

        In addition to the increases due to realignment, allocation of marketing costs from QSC to us increased in 2002 due to a proportionate increase in revenue from the sale of our products relative to the revenue generated from the sale of our affiliates' products.

Pension and Post-Retirement Benefits

        Our results include an allocation by QCII of pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $189 million in 2003, a net pension credit of $53 million in 2002 and a net pension credit of $267 million in 2001. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A.

        The change to a net expense for 2003 from a net credit in prior years is primarily due to a reduction in the expected return on plan assets, a reduction in recognized actuarial gains and an increase in interest costs. These changes are due to lower expected returns on plans assets, lower discount rates and increased medical costs for plan participants.

        We expect that our 2004 net pension expense will be higher than 2003 due to a reduction in the expected rate of return on plan assets, the effect of amortizing losses incurred in the volatile equity market of 2000 through 2002, a lower discount rate and rising healthcare rates.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial Accounting Standards Board, or FASB, Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Medicare Act.

        For additional information on our pension and post-retirement plans see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of this report. Also, for a discussion of the accounting treatment and assumptions regarding pension and post-retirement benefits, see the discussion of Critical Accounting Policies below.

Depreciation

        Depreciation expense decreased $202 million, or 8%, in 2003 and decreased $247 million, or 9%, in 2002. The decrease in 2003 was the result of the asset impairment charges we recorded as of June 30, 2002 and September 30, 2003 and the resulting decreases in the depreciable basis of our fixed assets, certain assets becoming fully depreciated in 2002 and the completion of certain capitalized lease agreements in 2002. The decrease in 2002 was primarily the result of higher depreciation in 2001 due to a one-time "catch-up" adjustment of $222 million related to the termination of plans to sell access lines. During 2002, we also recorded an impairment charge, as discussed below. The impact of the June 30, 2002 impairment reduced our annual depreciation expense by approximately $125 million, beginning July 1, 2002. The impact of the September 30, 2003 impairment further reduced our annual depreciation expense by approximately $30 million, beginning October 1, 2003.

Intangible Assets Amortization

        Amortization expense increased $51 million, or 17%, in 2003 and increased $111 million, or 58%, in 2002. The increase in both 2003 and 2002 is attributable to increases in capitalized software costs due in part to improvements in our customer support information technology systems as well as other product development and DSL deployment.

Asset Impairment Charges

        During 2003, 2002 and 2001, we recorded asset impairment charges of $230 million, $829 million and $49 million, respectively, detailed as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in millions)
Property, plant and equipment and internal use software projects	$230	$825	$—
Capitalized software	—	4	49

Total asset impairment charges	$230	$829	$49

        Pursuant to the agreement with Sprint that allows us to resell Sprint wireless services, our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with Statement of Financial Accounting Standard, or SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets", we compared gross undiscounted cash flow projections to the carrying value of the wireless network assets and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by an aggregate amount of $230 million.

        The fair value of the impaired assets becomes the new basis for accounting purposes. Approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments is expected to reduce our annual depreciation and amortization expense by approximately $40 million, beginning October 1, 2003.

        Effective June 30, 2002, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment, capitalized software and customer lists and then projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that the value of our traditional telephone network was not impaired. However, we determined that the value of our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For the wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        Approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $135 million, beginning July 1, 2002.

        We also recorded asset impairment charges of $4 million and $49 million in 2002 and 2001, respectively, related to internal software projects that we terminated.

Restructuring and Merger-related Charges

        During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. As a result, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $71 million to cover the related costs of this plan. The 2003 activities include charges of $65 million for severance benefits and other charges pursuant to established severance policies. As part of this plan, QCII identified approximately 1,600 employees from various functional areas to be terminated. Through December 31, 2003, approximately 1,100 of the planned reductions had been completed. The remaining 500 reductions will occur over the next year. Severance payments generally extend for two to 12 months. In addition, we established a reserve of $6 million for real estate obligations, which primarily include estimated future net payments on abandoned operating leases. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $105 million. Also during 2003, we reversed $14 million of the 2001 and 2002 restructuring plan reserves as those plans were complete, and the actual cumulative costs associated with those plans were less than had been anticipated.

        In response to shortfalls in employee reductions as part of the 2001 restructuring plan (as discussed below), during 2002 QCII identified employee reductions in several functional areas. As a result, we established a reserve and recorded to our 2002 consolidated statement of operations $109 million for these restructuring activities. This reserve was comprised of $79 million for severance costs and $30 million for real estate exit costs. The 2002 restructuring plan included the anticipated termination of 2,400 employees. During 2002 we recorded an additional charge of $75 million relative to the 2001 restructuring plan, which was associated with higher than originally anticipated real estate exit costs. In addition, during 2002 we reversed $135 million of severance and real estate exit related accruals relative to the 2001 restructuring plan, as actual terminations and real estate exit costs were lower than had been planned. The 2001 plan reversal was comprised of $113 million of severance and $22 million of real estate exit costs. Also, during the year ended December 31, 2002, in relation to the Merger, we reversed $30 million of reserves that were originally recorded in 2000. The reversals resulted from favorable developments relative to matters underlying the related contractual settlements.

        During the fourth quarter of 2001, a plan was approved by QCII to reduce our employee levels and consolidate or abandon certain real estate locations and projects. As a result, we established a reserve and recorded a charge to our 2001 consolidated statement of operations of $212 million for these restructuring activities. This reserve was comprised of $188 million for severance costs and $24 million for real estate exit costs. The 2001 restructuring plan included the anticipated termination of 4,800 employees. In relation to the Merger as earlier described, during 2001,we charged to our consolidated statement of operations $114 million for additional contractual settlements, legal contingencies and other related costs, and $6 million for additional severance charges, net of Merger reversals. The additional provisions and reversals of Merger-related costs were due to additional Merger-related activities and modification to the previously accrued Merger-related activities.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest, gain on sales of rural exchanges and other fixed assets, and other income—net.

	Year ended December 31,			Absolute Change		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Interest expense—net	$726	$699	$613	$27	$86	4%	14%
Gain on sale of rural exchanges and other fixed assets	—	—	(51)	—	51	nm	nm
Other income—net	(29)	(29)	(25)	—	(4)	—	(16)%

Total other expense—net	$697	$670	$537	$27	$133	4%	25%

nm—not meaningful

        Interest expense—net.    Interest expense—net was $726 million for 2003, compared to $699 million for 2002. The increase in interest expense was primarily due to an increase in aggregate debt of $714 million during 2003. This increase in total debt was primarily due to a $1.75 billion term loan entered into in June 2003, the proceeds of which were used to retire approximately $1.1 billion in debt. In addition, affiliate borrowings increased $230 million during 2003. Interest expense was $699 million for 2002, compared to $613 million for 2001. The increase in interest expense was primarily attributable to the issuance of new indebtedness in 2002. In March 2002, we issued $1.5 billion of 10-year bonds at an 8.875% interest rate.

Income Tax Provision

        The effective income tax rate increased to 38.3% in 2003 from 37.8% in 2002 because 2002 contained beneficial state audit and accrual adjustments. The 2002 effective tax rate of 37.8% also increased as compared to the 2001 rate of 37.3% because of prior year Federal audit adjustments reflected in 2001.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us and impacts on our credit ratings.

        As of December 31, 2003, QCII and its consolidated subsidiaries had total borrowings of $17.5 billion. Some of the borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

        QCII has cash management arrangements between certain of its subsidiaries that include lines of credit, inter-company obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and inter-company obligations vary from time to time and are classified as short-term borrowings.

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $3.001 billion, $3.825 billion and $5.847 billion as of December 31, 2003, 2002 and 2001, respectively. Our working capital deficit decreased $824 million in 2003 compared to 2002 and decreased by $2.022 billion in 2002 compared to 2001. Our working capital position improved during 2003 and 2002 primarily due to refinancing of current borrowings to long term.

        The current working capital deficit is primarily due to short-term borrowings from affiliates, dividends that we declare to QSC and the current portion of long-term debt. Borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounted to $2.118 billion as of December 31, 2003. The affiliate borrowings mature in January 2005; although we expect that the maturities of the borrowings will be extended by our affiliates as necessary. As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs for the remainder of 2004. However, if we or QCII become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, we may need to obtain additional financing or explore other methods to generate cash. Therefore, in the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

        We have historically declared and paid regular dividends to our parent, QSC, based on our consolidated net income. In August 2003, we modified our dividend practice to exclude the impact of our wireless subsidiary's net income (loss) on our consolidated earnings for purposes of determining the amount of regular dividends we declare and pay. As a result, we now declare and pay regular dividends based only on the earnings of our wireline operations. We also plan to declare and make additional dividend payments in the future relating to net income from prior periods that was not declared or paid as dividends in those periods. We estimate that the amount of such additional dividend payments will be approximately $1.360 billion.

Long-Term View

        We have historically operated with a working capital deficit as a result of the issues discussed above and due to our dividend paying policy. We expect this to continue. As discussed below, we continue to generate substantial cash from operations. We believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, dividends and capital expenditures, for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in Item 3 of this report. Therefore, in the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Payment Obligations and Contingencies

Payment obligations

        The following table summarizes our future contractual cash obligations, as of December 31, 2003:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations(1)(2)
Long-term debt	$2,985	$457	$0	$1,410	$322	$4,831	$10,005
Interest on debt(3)	726	515	487	440	394	5,101	7,663
Capital lease and other obligations	16	7	2	1	1	9	36
Operating leases	152	147	110	100	85	488	1,082
Purchase commitment obligations	151	99	99	61	60	10	480

Total future contractual cash obligations	$4,030	$1,225	$698	$2,012	$862	$10,439	$19,266

(1)
This table does not include our net pension and other post-employment benefit obligations, as we cannot presently determine when such payments will be made.

(2)
This table does not include accounts payable of $954 million, dividends payable to QSC of $200 million, accrued expenses and other current liabilities of $958 billion, income taxes payable to QSC of $154 million, deferred income taxes of $2.5 billion and other long-term liabilities of $288 million, all of which are recorded on our December 31, 2003 consolidated balance sheet. This table does not include our open purchase orders as of December 31, 2003, as they are primarily cancelable without penalty and therefore do not represent a contractual obligation.

(3)
Interest expense in future years may differ due to refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2003.

Purchase Commitment Obligations

        We have future purchase commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage.

Letters of Credit and Guarantees

        At December 31, 2003, we had letters of credit of approximately $3 million and no guarantees outstanding.

Contingencies

        We and QCII are defendants in a number of legal actions, and QCII is the subject of a number of investigations by federal and state agencies. While we and QCII intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal actions and the potential impact on our liquidity, please see "Legal Proceedings" in Item 3 of this report and the "Near-Term View" and the "Long-Term View" above.

Historical View

Operating Activities

        We generated cash from operating activities of $4.612 billion, $4.253 billion and $3.662 billion in 2003, 2002 and 2001, respectively.

        The $359 million increase in cash provided by operating activities in 2003 as compared to 2002 was primarily the result of favorable changes in certain operating asset and liability accounts of $1.054 billion, partially offset by a decrease in income from operations of $695 million after adjusting for non-cash items including depreciation, amortization, cumulative effect of changes in accounting principles and asset impairments. This decrease in adjusted income from operations is a direct result of the continuing decline in operating revenues. The 5% annualized decrease in revenue over the last three years is attributed to increasing competition, product substitution and general downturn in the economy and telecommunications industry evidenced by access line losses and pricing declines. We expect continued downward pressure on revenues and profit margins regardless of improvements in the economy or telecommunications sector. These factors may negatively impact cash provided by operations. The increase in cash provided by operations over the last three years has been primarily driven by favorable changes in certain operating assets and liability accounts. We do not expect this trend to continue.

        The $591 million increase in cash provided by operating activities in 2002 as compared to 2001 was primarily the result of favorable changes in certain operating asset and liability accounts of $1.283 billion, partially offset by a decrease in income from operations of $692 million after adjusting for non-cash items including depreciation, amortization and asset impairments. This decrease in adjusted income from operations is also a direct result of the continuing decline in operating revenues evidenced by access line losses and pricing declines.

        We continue to produce significant operating cash flows regardless of the decline in operating revenue. We expect that the cash flow from operations along with continued access to capital markets will be sufficient to cover our operating expenses, general corporate overhead, capital expenditures and debt service.

Investing Activities

        Cash used for investing activities was $1.695 billion, $1.818 billion and $4.448 billion in 2003, 2002 and 2001, respectively. Cash used in investing activities in 2003 decreased $123 million compared to 2002 primarily as a result of a $160 million reduction in capital expenditures in 2003. Cash used in investing activities during 2002 decreased $2.630 billion compared to 2001 primarily as a result of a $2.682 billion reduction in capital expenditures in 2002. This decrease in capital expenditures during 2002 was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects in 2001.

        Capital expenditures were $1.663 billion, $1.823 billion and $4.505 billion in 2003, 2002 and 2001, respectively. We expect that our 2004 capital expenditures will approximate 2003 levels.

Financing Activities

        Cash (used in) provided by financing activities was ($2.228) billion in 2003, ($2.353) billion in 2002 and $824 million in 2001. At December 31, 2003 we were in compliance with all provisions or covenants of our borrowings. For additional information regarding the covenants of our existing debt instruments, see Note 6—Borrowings to our consolidated financial statements in Item 8 of this report.

  2003 Financing Activities

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

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at December 31, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        Affiliate borrowings of our wholly owned subsidiary, Qwest Wireless, in the form of short-term unsecured lines of credit, were $2.118 billion and $1.888 billion at December 31, 2003 and 2002, respectively. These affiliate borrowings fluctuate based on operating needs of Qwest Wireless and mature on January 15, 2005.

        We paid dividends during the year ended December 31, 2003 of $2.880 billion to QSC.

  2002 Financing Activities

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

        In March 2002, we issued $1.5 billion in bonds with a 10-year maturity and an 8.875% stated interest rate. At December 31, 2003, the interest rate was 9.125%. Once we have registered the notes with the SEC, the interest rate will return to 8.875%, the originally stated rate. The proceeds from the sale of the bonds were used to pay approximately $1.0 billion outstanding under the Credit Facility, other short-term obligations and currently maturing long-term borrowings. QCII and QSC amended the Credit Facility in August of 2002. Following the amendment, we are no longer a party to the Credit Facility.

        We paid dividends during the year ended December 31, 2002 of $1.915 billion to QSC.

Credit ratings

        Qwest's credit ratings were lowered by Moody's Investor Services, or Moody's, Standard and Poor's, or S&P, and Fitch Ratings, or Fitch, on multiple occasions during 2002. The table below summarizes the ratings for the years ended December 31, 2003 and 2002. The December 31, 2003 ratings are still in effect and represent ratings of long-term debt.

December 31,
	2003	2002
Moody's	Ba3	Ba3
S&P	B-	B-
Fitch	B	B

        With respect to Moody's, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A B- rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation, but adverse business, financial or economic conditions will likely impair the issuers' capacity or willingness to meet its financial commitment on the obligation.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A B rating is considered highly speculative, meaning that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given these current credit ratings, as noted above, our ability to raise additional capital under acceptable terms and conditions may be negatively impacted.

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this report. These policies and estimates are considered "critical" because they have the potential to have a material impact on our financial statements and because they require significant judgments and estimates. Note that our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Estimates and Other Reserves

        Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to pending litigation. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. See Item 3—Legal Proceedings in this report. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected.

Restructuring

        Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, contractual termination costs and so forth. Such estimates are inherently judgmental and may change materially based upon actual experience. The number of employees and the related estimate of severance costs for employees combined with the estimate of future losses on sublease income and disposal activity generally has the most significant impact. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Revenue Recognition and Related Reserves

        Revenue from services is recognized when the services are provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally one to ten years. Payments received in advance are deferred until the service is provided. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether a separate earnings process are "critical accounting estimates" because: (1) it requires management to make assumptions about how long we will retain customers; (2) the assessment of whether a separate earnings process exists can be subjective; (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (4) the assessment of whether a separate earnings process exists may result in revenues being reported in different periods than significant portions of the related costs. As the telecommunications market experiences greater competition and customers shift from traditional land based telephony services to mobile services, our estimated customer relationship periods will likely decrease and when customers terminate their relationship with us, we may recognize revenue that had previously been deferred under the expectation that services would be provided to that customer over a longer period.

        GAAP requires us to record reserves against our receivable balances based on estimates of future collections and to not record revenue for services provided or equipment sold if collectibility of the revenue is not reasonably assured. We believe that the accounting estimates related to the establishment of reserves for uncollectible amounts in the results of operations is a "critical accounting estimate" because: (1) it requires management to make assumptions about future collections, billing adjustments and unauthorized usage; and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. In selecting these assumptions, we use historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions that might impact the collectibility of accounts.

Software Capitalization

        Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

Pension and Post-Retirement Benefits

        Pension and post-retirement health care and life insurance benefits earned by employees during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

        In computing the pension and post-retirement benefit costs, QCII must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected rate of return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost—discount rate and expected rate of return on plan assets.

        Annually, QCII sets the discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds as of year-end.

        The expected rate of return on plan assets is the long-term rate of return QCII expects to earn on trust assets. QCII establishes the expected rate of return by reviewing the investment composition of plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets.

        To compute the expected return on pension plan assets, QCII applies an expected rate of return to the market-related value of the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", QCII elected to recognize actual returns on pension plan assets ratably over a five year period when computing market-related value of pension plan assets. This method has the effect of reducing the annual market volatility that may be experienced from year to year. As a result, the expected return is not significantly impacted by the actual return on pension plan assets experienced in the current year.

        Changes in any of the assumptions QCII made in computing the pension and post-retirement benefit costs could have a material impact on various components that are the basis for their allocation to us. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact our cost of sales and SG&A in our consolidated statements of operations as well as the value of the asset or liability on our consolidated balance sheets. If QCII's assumed expected rate of return of 9.0% for 2003 was 100 basis points lower, the impact would have been to increase our net pension expense by $100 million. In response to current and expected market conditions, effective January 1, 2004, QCII lowered its assumed expected long-term rate on plan assets to 8.5%. If QCII's assumed discount rate of 6.75% for 2003 was 100 basis points lower, the impact would have been to increase our allocated net pension expense by $51 million in 2003.

Impairment of Long-Lived Assets

        Pursuant to the 2003 services agreement with Sprint that allows us to resell Sprint wireless services, our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        We compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using estimates of market prices for similar assets. Cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million.

        Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions. Comparable market data was obtained by reviewing recent sales of similar asset types. However, the market for cell sites and switches is not highly developed or liquid. As such, our estimates of the fair value of such assets are highly subjective and the amounts we might receive from an orderly liquidation of such assets could differ by $25 million or more from our estimates of the fair value of these assets used to record the impairment.

        Effective June 30, 2002, the general deterioration of the telecommunications market, the downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we group our property, plant and equipment and projected cash flows by our traditional telephone network and our wireless network. Based on the assessment of recoverability, we concluded that our traditional telephone network was not impaired. However, we determined that our wireless network was impaired at June 30, 2002. For our wireless network, we then estimated the fair value based on replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence. In respect to the wireless assets, a hypothetical 10% increase or decrease in the current cost factors would have changed the impairment charge by $17.1 million. Also relative to the wireless assets, a hypothetical 100 basis point change in the discount factors related to physical deterioration, functional obsolescence and economic obsolescence would have changed the impairment charge by $10.4 million.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

        FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation did not have a material effect on our consolidated financial statements.

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (an asset retirement obligation of $12 million net of an incremental adjustment to the historical cost of the underlying assets of $5 million) in 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143 in 2003. The net income impact of the adoption is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million). Beginning January 1, 2003, the net costs of removal related to these assets are being charged to our consolidated statement of operations in the period in which the costs are incurred.

        In January and December 2003, the FASB issued and then revised FIN No. 46, "Consolidation of Variable Interest Entities", or FIN No. 46, which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities, or the first quarter 2004 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We believe it is unlikely that the adoption of FIN No. 46 will require consolidation of any significant unconsolidated entities.

Risk Management

        We are exposed to market risks arising from changes in interest rates. We have excluded our fixed-rate affiliate borrowings from the following discussion as they are not subject to market risk. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt.

        As of December 31, 2003 and 2002, approximately $1.25 billion and $0, respectively, of floating rate debt was exposed to changes in interest rates. This exposure was linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $12 million. As of December 31, 2003 and 2002, we also had approximately $0.9 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had approximately $5.8 billion and $6.1 billion of long-term fixed rate debt at December 31, 2003 and 2002, respectively. A 100 basis point increase in interest rates would result in a decrease in the fair value of these instruments of approximately $400 million and $300 million at December 31, 2003 and 2002, respectively. A 100 basis point decrease in interest rates would result in an increase in the fair value of these instruments of approximately $500 million and $400 million at December 31, 2003 and 2002, respectively.

        As of December 31, 2003, we had $921 million of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

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

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as Sprint's wireless services. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines.

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

Continued downturn in the economy in our local service area could adversely affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenues have been and are likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

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

        While QCII is continuing its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. While QCII's most recent discussions and further analysis have led it to conclude that a reserve should be provided for this matter and its securities actions (see Item 3—Legal Proceedings in this report), such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be materially in excess of QCII's recorded reserve, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

Further review by the SEC could result in additional adjustments to our and QCII's annual and quarterly reports.

        QCII has engaged in discussions with the staff of the SEC's Division of Corporation Finance regarding its periodic filings. They have reviewed and commented upon QCII's 2001 Form 10-K and its March 2002 Form 10-Q. As appropriate, QCII has attempted to address the Staff's comments in its current filings and has provided responses to those other comments that it could address. It is also possible that these comments may lead to further investigations from the SEC's Division of Enforcement. QCII may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures.

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

        Several lawsuits have been filed against QCII, as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see "Legal Proceedings" in Item 3 of this report.

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI and SPA actions described in "Legal Proceedings" in Item 3 of this report present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our or QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, QCII has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII's most recent preliminary discussions and further analysis have led it to conclude that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

        Further, given the size and nature of QCII's and our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could reduce investor confidence and affect our business opportunities.

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. In addition, as discussed earlier, the SEC and the U.S. Attorney's office are currently conducting investigations including, without limitation, inquiries into several specifically identified accounting practices and transactions and related disclosures and our earnings release for the fourth quarter and full year 2000.

        A criminal trial of former Qwest executives is taking place in the first quarter of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in the further scrutiny by governmental authorities and others.

        The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

        Our 2002 Form 10-K was filed in January 2004 and contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. These restatements involved, among other matters, revenue recognition issues related to termination fees, installation fees and wireless revenue. We cannot assure you that the information in our 2002 Form 10-K or in this annual report will not be subject to change upon receipt of any comments from the SEC, and any such changes could be material. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions or the SEC's review of our filings.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all of these requirements at any single point in time.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that domestic regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Risks Affecting Our Liquidity

QCII's high debt levels, the restrictive terms of its debt instruments and the substantial litigation pending against it pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of December 31, 2003, our consolidated debt was $7.8 billion, excluding affiliate borrowings, which is included in QCII's total consolidated debt of $17.5 billion as of such date. A significant amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report and in "Liquidity and Capital Resources" above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

        Additionally, the degree to which we, together with QCII, are leveraged may have important limiting consequences on us, including the following:

  •
  Our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes may be impaired;

  •
  Our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors, including some who have significantly reduced their debt through a bankruptcy proceeding;

  •
  Our leverage may make us more vulnerable to the current or future downturns in general economic conditions or in any of our businesses;

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

        Our current practice is to distribute to QSC cash dividends in an amount equal to our income before extraordinary items from wireline entities, generally during the quarter subsequent to that in which the income is earned. We expect to continue this practice for the foreseeable future.

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

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this Form 10-K, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003 we reached agreements with the CWA and the IBEW on new two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Stockholder
Qwest Corporation:

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Also, as discussed in note 2, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/ KPMG LLP

Denver, Colorado
March 2, 2004

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating revenue	$10,622	$11,505	$12,169
Operating revenue—affiliates	639	411	368

Total operating revenue	11,261	11,916	12,537
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	2,430	2,316	2,728
Cost of sales—affiliates	442	380	337
Selling, general and administrative	1,862	2,161	2,198
Selling, general and administrative—affiliates	1,390	1,290	1,018
Depreciation	2,453	2,655	2,902
Intangible assets amortization	353	302	191
Asset impairment charges	230	829	49
Restructuring and other charges—net	57	49	212
Merger-related (credits) charges—net	—	(30)	120

Total operating expenses	9,217	9,952	9,755

Operating income	2,044	1,964	2,782

Other expense (income):
Interest expense—net	572	541	466
Interest expense—net—affiliates	154	158	147
Gain on sale of rural exchanges and other fixed assets	—	—	(51)
Other income—net	(29)	(29)	(25)

Total other expense—net	697	670	537

Income before income taxes and cumulative effect of change in accounting principle	1,347	1,294	2,245
Income tax expense	(516)	(489)	(838)

Income before cumulative effect of change in accounting principle	831	805	1,407
Cumulative effect of change in accounting principle, net of taxes of $139, $0 and $0, respectively	219	—	—

Net income	$1,050	$805	$1,407

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$921	$232
Accounts receivable—net	1,243	1,494
Accounts receivable—affiliates	106	120
Deferred income taxes	183	133
Prepaid and other assets	354	323
Prepaid income taxes—QSC	—	255

Total current assets	2,807	2,557
Property, plant and equipment—net	16,456	17,311
Intangible assets—net	1,140	1,275
Other assets	1,349	1,382

Total assets	$21,752	$22,525

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$881	$1,255
Current borrowings—affiliates	2,118	1,888
Accounts payable	541	587
Accounts payable—affiliates	413	331
Dividends payable—QSC	200	774
Accrued expenses and other current liabilities	958	952
Income taxes payable—QSC	154	—
Deferred revenue and advance billings	543	595

Total current liabilities	5,808	6,382
Long-term borrowings (net of unamortized debt discount of $157 and $142, respectively)	6,874	6,016
Post-retirement and other post-employment benefit obligations	2,785	2,612
Deferred income taxes	2,544	2,181
Deferred revenue	376	482
Other long-term liabilities	288	355

Total liabilities	18,675	18,028
Commitments and contingencies (Notes 15 and 16)
Stockholder's equity:
Common stock—one share without par value, owned by QSC	8,236	8,400
Note receivable—affiliate	(286)	(286)
Accumulated deficit	(4,873)	(3,617)

Total stockholder's equity	3,077	4,497

Total liabilities and stockholder's equity	$21,752	$22,525

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,050	$805	$1,407
Adjustments to net income:
Depreciation and intangible assets amortization	2,806	2,957	3,093
Gain on sale of assets	—	—	(51)
Provision for bad debts	175	331	278
Deferred income taxes	175	(16)	687
Asset impairment charges	230	829	49
Cumulative effect of change in accounting principle—net	(219)	—	—
Income tax benefit distributed to QSC	(173)	(110)	—
Other non-cash items	23	(34)	(9)
Changes in operating assets and liabilities:
Accounts receivable	76	(96)	(343)
Accounts receivable—affiliates	14	(43)	13
Prepaids and other current assets	(14)	85	26
Prepaid income taxes—QSC	255	(36)	(219)
Accounts payable, accrued expenses and other current liabilities	(17)	(328)	(938)
Accounts and income taxes payable, and deferred credits—affiliates	236	62	(34)
Deferred revenue and customer deposits	(158)	(106)	5
Other non-current assets and liabilities	153	(47)	(302)

Cash provided by operating activities	4,612	4,253	3,662

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,663)	(1,823)	(4,505)
Proceeds from sale of property and equipment	—	28	94
Other	(32)	(23)	(37)

Cash used for investing activities	(1,695)	(1,818)	(4,448)

FINANCING ACTIVITIES
Repayments of current portion of long-term borrowings	(1,271)	(482)	(391)
Net (repayments of) proceeds from short-term borrowings	—	(1,013)	425
Net proceeds from (repayments of) short-term borrowings—affiliates	230	(404)	771
Proceeds from long-term borrowings	1,729	1,476	—
Dividends paid to QSC	(2,880)	(1,915)	—
Debt issuance costs	(36)	(34)	—
Other	—	19	19

Cash (used for) provided by financing activities	(2,228)	(2,353)	824

CASH AND CASH EQUIVALENTS
Increase in cash	689	82	38
Beginning balance	232	150	112

Ending balance	$921	$232	$150

The accompanying notes are an integral part of these consolidated financial statements

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock	Note Receivable- Affiliate (note 11)	(Accumulated Deficit)	Total
	(Dollars in millions)
Balance, December 31, 2000	$8,484	$(286)	$(3,617)	$4,581
Net income	—	—	1,407	1,407
Dividends declared on common stock	—	—	(1,407)	(1,407)
Stock-based compensation	6	—	—	6
Other net asset transfers	(8)	—	—	(8)

Balance, December 31, 2001	8,482	(286)	(3,617)	4,579
Net income	—	—	805	805
Dividends declared on common stock	—	—	(805)	(805)
Stock-based compensation	2	—	—	2
Tax benefit on stock compensation	16	—	—	16
Income tax benefit distributed to QSC	(110)	—	—	(110)
Other net asset transfers	10	—	—	10

Balance, December 31, 2002	8,400	(286)	(3,617)	4,497
Net income	—	—	1,050	1,050
Dividends declared on common stock	—	—	(2,306)	(2,306)
Stock-based compensation	1	—	—	1
Income tax benefit distributed to QSC	(173)	—	—	(173)
Other net asset transfers	8	—	—	8

Balance, December 31, 2003	$8,236	$(286)	$(4,873)	$3,077

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

        Unless the context requires otherwise, references in this report to "Qwest", "we", "us", the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

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

        On June 30, 2000, QCII completed its acquisition of U S WEST, Inc. ("U S WEST") (the "Merger"). U S WEST (our pre-Merger parent) was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, have been carried forward as the predecessor of the combined company. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and QCII (prior to the Merger, "pre-Merger QCII") the acquired entity.

        Our wireless services are provided by our wholly owned subsidiary Qwest Wireless LLC ("Qwest Wireless"). We intend to transfer ownership of Qwest Wireless to an affiliate in the near future. After this transfer, we will no longer have significant wireless operations. This transfer will take place as soon as we have received all necessary regulatory approvals, perhaps as early as the second quarter of 2004.

Note 2: Summary of Significant Accounting Policies

        Basis of presentation.    The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be billed by affiliates at estimated fair value or fully distributed cost, as more fully described in Note 14—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services, such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony, data services and wireless as well as other services.

        Use of estimates.    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 15—Commitments and Contingencies.

        Reclassifications.    Certain prior year balances have been reclassified to conform to our current year presentation.

        Revenue recognition.    Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship periods, which range from one to 10 years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        Revenues related to equipment sales are recognized upon acceptance by the customer, and when all the conditions for revenue recognition have been satisfied. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $127 million, $211 million and $310 million for the years ended December 31, 2003, 2002 and 2001, respectively and is included in selling, general and administrative in the accompanying consolidated statements of operations.

        Legal costs.    In our normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory and litigation matters. We expense these costs as such services are received.

        Income taxes.    We are included in the consolidated federal income tax return of QCII. The QCII tax allocation policy treats our consolidated results as if we were a separate taxpayer. The policy requires that each subsidiary pay their tax liabilities in cash based upon each subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, no funding is received and therefore such benefit is retained by QCII. We are also included in combined state tax returns filed by QCII, and the same allocation policy applies.

        The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply to the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date of the rate change. Deferred tax assets are reviewed to determine if they are more likely than not to be realized and, if not, then valuation allowances are established to reduce deferred income tax assets to the amounts expected to be recovered.

        We use the deferral method of accounting for investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. Investment tax credits are included in other long-term liabilities on our consolidated balance sheets. We amortize these credits over the estimated service lives of the related assets as a decrease to our income tax expense in our consolidated statements of operations.

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

        Allowance for doubtful accounts.    The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

        Property, plant and equipment.    Property, plant and equipment is carried at cost and, effective January 1, 2003, with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), is adjusted for legal retirement obligations. Property, plant and equipment is depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing regulated telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups of similar assets for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired; the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal; unusual; when a sale involves land; assets associated with the sale of customer contracts; or assets constructed or acquired for sale. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

        Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") on January 1, 2002, we reviewed our long-lived assets, such as intangible assets and property, plant and equipment for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Under SFAS No. 121, we reviewed our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. We evaluated the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provided for impairment when such undiscounted cash flows were insufficient to recover the carrying amount of the long-lived asset.

        Software capitalization.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Capitalized software development costs are included in intangible assets in our consolidated balance sheets.

        Intangible assets.    Intangible assets, such as wireless spectrum licenses and capitalized software, are recorded at cost.

        Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and as such these intangible assets are not amortized. Prior to the adoption of SFAS No. 142 these intangible assets were amortized on a straight-line basis over their estimated useful lives.

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

        Restructuring and Merger-related charges.    Periodically QCII commits to exit certain business activities, eliminate administrative and network locations, and/or reduce our number of employees. At the time a restructuring plan is approved by QCII, we record a charge to the consolidated statement of operations for our estimated costs associated with the plan. Charges associated with these exit or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on the market for abandoned rented locations and contractual termination costs. We also record a charge when we permanently cease use of a leased location. Estimates of charges associated with the abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"), charges associated with abandoned operating leases recorded in 2003 were measured using the present value of the estimated net amounts we will pay and charges recorded in 2002 and 2001 were measured on an undiscounted basis. We utilize real estate brokers to assist in assessing market conditions and net amounts that we expect to pay.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our borrowings, excluding affiliate borrowings, had a fair value of approximately $8.2 billion and $6.5 billion at December 31, 2003 and 2002, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        Stock based compensation.    Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") under which no compensation expense is recognized for our options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", ("FIN No. 28"). QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation, our net income would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Net income:
As reported	$1,050	$805	$1,407
Add: Stock-based employee compensation expense included in net income, net of related tax effects	1	1	4
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(28)	(44)	(88)

Pro forma	$1,023	$762	$1,323

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of all QCII options granted to our employees in 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.7%	4.1%	4.1%
Expected dividend yield	0.0%	0.0%	0.2%
Expected option life (years)	4.4	4.4	4.4
Expected stock price volatility	88.0%	57.6%	41.4%
Weighted-average grant date fair value	$2.37	$2.25	$9.40

        Stockholder's equity.    In the normal course of business we transfer assets to and from our parent, QSC. It is QCII's and our policy to record asset transfers to and from QSC based on carrying values.

Recently Adopted Accounting Pronouncements and Cumulative Effects of Adoption

        FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45") was issued in November 2002. The interpretation provides guidance on the guarantor's accounting for and disclosure of guarantees, including indirect guarantees of indebtedness of others. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and required that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        On January 1, 2003, we adopted SFAS No. 143. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (an asset retirement obligation of $12 million net of an incremental adjustment to the historical cost of the underlying assets of $5 million) in 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense, and therefore, recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143. The net income impact of the adoption is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million) in 2003. Beginning January 1, 2003 the net costs of removal related to these assets are charged to our consolidated statement of operations in the period in which the costs are incurred.

        In January 2003 and December 2003, the FASB issued and then revised FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities or the first quarter 2004 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's losses, or, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We believe it is unlikely that the adoption of FIN No. 46 will require consolidation of any significant unconsolidated entities.

Note 3: Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2003	2002
	(Dollars in millions)
Trade receivables	$980	$1,131
Earned and unbilled receivables	207	250
Purchased and other receivables	188	253

Subtotal	1,375	1,634
Less: Allowance for bad debts	(132)	(140)

Accounts receivable—net	1,243	1,494
Accounts receivable—affiliates	106	120

Total accounts receivable—net	$1,349	$1,614

        We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a non-recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant losses related to these purchased receivables.

Note 4: Property, Plant and Equipment

Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2003	2002
		(Dollars in millions)
Land	N/A	$102	$103
Buildings	38 years	2,954	2,904
Communications equipment	7-10 years	18,465	18,506
Other network equipment	8-57 years	18,662	18,211
General purpose computers and other	5-11 years	2,338	2,515
Construction in progress	N/A	142	173

Total property, plant and equipment		42,663	42,412
Less: accumulated depreciation		(26,207)	(25,101)

Property, plant and equipment—net		$16,456	$17,311

Asset Impairments

        A summary of asset impairments recognized is as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Property, plant and equipment and internal use software projects	$230	$825	$—
Capitalized software due to restructuring and Merger activities (Note 5—Intangible Assets)	—	4	49

Total asset impairments	$230	$829	$49

2003 Activities

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service ("PCS") wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the wireless network assets and determined that the carrying value of those assets were not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our cell sites, switches, related tools and equipment inventory and certain capitalized software that support the wireless network were impaired by an aggregate amount of $230 million.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $40 million, beginning October 1, 2003.

2002 Activities

        Effective June 30, 2002, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment, capitalized software and customer lists and then projected cash flows by our traditional telephone network and our wireless network. Based on the gross undiscounted cash flow projections, we determined that our traditional telephone network was not impaired. However, we determined that our wireless network, which provides PCS in select markets in our local service area, was impaired at June 30, 2002. For our wireless network, we then estimated the fair value using replacement cost. Based on our analysis, the estimated fair value of the wireless assets was less than our carrying amounts and we recorded an impairment charge of $825 million as of June 30, 2002. Replacement cost was determined by using current cost adjusted for physical deterioration, functional obsolescence and economic obsolescence.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $410 million in accumulated depreciation was eliminated in connection with the accounting for the wireless assets impairment. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $135 million, beginning July 1, 2002.

Asset Retirement Obligations

        As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003.

        Our asset retirement obligations primarily relate to the costs of removing circuit equipment and wireless towers from leased properties when the leases expire. The following table reconciles the change in asset retirement obligations during the year:

Change in Asset Retirement Obligations
(Dollars in millions)
Liability recognized upon adoption on January 1, 2003	$12
Liability incurred	—
Liability settled	—
Accretion expense	1

Balance as of December 31, 2003	$13

        If the provisions of SFAS No. 143 had been adopted for the prior years presented, net income would have decreased by approximately $45 million and $40 million for the years ended December 31, 2002 and 2001, respectively. The asset retirement obligation would have been approximately $10 million and $8 million at December 31, 2001 and December 31, 2000, respectively.

Note 5: Intangible Assets

        The components of intangible assets are as follows:

		December 31,
		2003		2002
	Amortizable Lives	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
		(Dollars in millions)
Intangibles with indefinite lives:
Spectrum licenses		$115	$—	$113	$—
Intangibles with finite lives:
Capitalized software and other	1.5 - 5 years	1,886	(861)	1,704	(542)

Total intangible assets		$2,001	$(861)	$1,817	$(542)

Amortization Expense

        We recorded amortization expense of $353 million in 2003 for intangible assets with finite lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2004	$377
2005	305
2006	208
2007	99
2008	36

Total	$1,025

Adoption of SFAS No. 142

        Effective January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption and annually thereafter, or more often if events or circumstances warrant.

        We ceased amortizing our intangible assets with indefinite lives, primarily wireless spectrum licenses on January 1, 2002. We also reviewed the useful lives of our amortizable intangible assets, primarily capitalized software, and determined that they remained appropriate. We performed a transitional impairment test of intangible assets with indefinite lives on January 1, 2002 and determined the carrying values remained appropriate. We performed the annual impairment test for 2003 and also determined the carrying values remained appropriate.

Intangible asset impairment

        In June 2002, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to other intangible assets with finite lives. These include impairments related to capitalized computer software of $34 million, which is included in the $825 million wireless asset impairment charge. In September 2003, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to Property, Plant and Equipment for $230 million, which includes capitalized computer software of $15 million. We recorded asset impairment charges of $4 million and $49 million in 2002 and 2001, respectively, related to internal software projects that we terminated, including customer database system projects.

Note 6: Borrowings

Current Borrowings

        As of December 31, 2003 and 2002, our current borrowings consisted of:

	December 31,
	2003	2002
	(Dollars in millions)
Current borrowings, affiliates	$2,118	$1,888
Current portion of long-term borrowings	867	1,179
Current portion of capital lease obligations and other	14	76

Total current borrowings	$2,999	$3,143

        Current borrowings—affiliates represent short-term borrowings by our wholly owned subsidiary, Qwest Wireless, on unsecured lines of credit from affiliates (the "Affiliates Lines of Credit") that are wholly owned by QCII. The Affiliates Lines of Credit mature in January 2005 and have an interest rate of 7.50% per annum. We expect that the maturities of these lines of credit will be extended by our affiliates as necessary.

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

Long-term Borrowings

        As of December 31, 2003 and 2002, our long-term borrowings consisted of the following:

	December 31,
	2003	2002
	(Dollars in millions)
Notes with various rates ranging from 5.50% to 9.125%, including LIBOR* plus 4.75%, with maturities from 2004 to 2043	$7,887	$7,316
Unamortized discount and other	(157)	(142)
Capital lease obligations and other	25	97
Less: current portion	(881)	(1,255)

Total long-term borrowings	$6,874	$6,016

*
London interbank offering rate

        The indentures governing the notes in the above table contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2003.

        On June 9, 2003, we completed a senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with our other long-term debt. The net proceeds were used to refinance approximately $1.1 billion of our debt due in 2003 and fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at December 31, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        In March 2002, we issued $1.5 billion in bonds with a 10-year maturity and an 8.875% interest rate. At December 31, 2003 the interest rate was 9.125%. Once we have registered the notes with the Securities and Exchange Commission (the "SEC"), the interest rate will return to 8.875%, the original stated rate.

        Our long-term borrowings had the following interest rates and maturities at December 31, 2003:

	Maturities
Interest Rates
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Above 5% to 6%	$117	$41	$—	$70	$320	$—	$548
Above 6% to 7%	—	416	—	1,340	—	1,500	3,256
Above 7% to 8%	2,868	—	—	—	2	1,581	4,451
Above 8% to 9%	—	—	—	—	—	250	250
Above 9% to 10%	—	—	—	—	—	1,500	1,500

Total	$2,985	$457	$—	$1,410	$322	$4,831	10,005

Capital leases and other							25
Unamortized discount and other							(157)
Less current borrowings							(2,999)

Total long-term debt							$6,874

Other debt related matters

        At December 31, 2003, QCII and its consolidated subsidiaries had total borrowings of $17.5 billion. Some of these borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on their debt obligations.

At December 31, 2003, QCII was in compliance with all provisions and covenants of their borrowings. QCII obtained extensions under the QSC Credit Facility for the delivery of certain annual and quarterly financial information. The waiver extended the compliance date to provide certain annual and quarterly financial information to March 31, 2004. On February 5, 2004, the QSC Credit Facility was paid off and terminated.

Interest

        The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Gross interest expense	$739	$724	$659
Capitalized interest	(13)	(25)	(46)

Net interest expense	$726	$699	$613

Cash interest paid	$731	$633	$606

        Of the cash interest paid shown above, cash interest paid to affiliates amounted to $151 million, $162 million and $142 million for 2003, 2002 and 2001, respectively.

Note 7: Restructuring and Merger-related Charges

        The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of December 31, 2003 and 2002, the amounts included as current liabilities are $58 million and $53 million, and the long-term portions are $14 million and $30 million, respectively.

2003 Activities

        During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. In connection with this restructuring and, as a result, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $71 million to cover the costs associated with these actions, more fully described below.

        An analysis of activity associated with the 2003 restructuring plan as well as prior year restructuring and Merger plans is as follows:

		Year Ended December 31, 2003
	January 1, 2003 Balance				December 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$71	$20	$—	$51
2002 restructuring plan	60	—	36	3	21
2001 restructuring plan	21	—	10	11	—
Merger-related	2	—	2	—	—

Total	$83	$71	$68	$14	$72

        The 2003 restructuring reserve included charges of $65 million related to severance benefits pursuant to established severance policies and $6 million for real estate exit obligations, which primarily include estimated future net payments on abandoned operating leases. QCII identified approximately 1,600 of our employees from various functional areas to be terminated as part of this restructuring. Through December 31, 2003, approximately 1,100 of the planned reductions had been completed. The remaining 500 reductions are expected to occur over the next year, with severance payments generally extending from two to 12 months. The real estate exit costs include the net present value of rental payments due over the remaining term of the leases, net of estimated sublease rentals and estimated costs to terminate the leases. Through December 31, 2003, we had utilized $20 million of the 2003 restructuring reserves for severance payments.

        SFAS No. 146 established standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. We do not have separate segments although we contribute to QCII's segments. Our contribution to QCII's restructuring expense by segment includes $66 million for wireline and $5 million for other.

        During the year ended December 31, 2003, we utilized $30 million of the established reserves for severance payments made to employees that were terminated under the 2002 restructuring plan and $6 million for real estate exit-related payments. QCII had identified 2,400 of our employees to be terminated as part of the 2002 plan, and as of December 31, 2003 these employee reductions were complete, with some severance payments extending into 2004. As the 2002 plan terminations were completed and actual costs were less than originally estimated, we reversed $3 million of the 2002 plan reserves during the year ended December 31, 2003. The remaining 2002 plan reserve includes $4 million for severance payments, which we expect to utilize in 2004 and $17 million for real estate exit costs. The real estate exit reserves are expected to be utilized over the next several years. QCII had anticipated that 4,800 of our employees would be terminated as part of the 2001 plan. We have terminated 3,700 employees under this plan. During the year ended December 31, 2003, we utilized $10 million of the 2001 plan reserves, primarily for real estate exit costs. As the employee severance-related activities relative to the 2001 plan were complete, the remaining combined reserve of $11 million was reversed during the year ended December 31, 2003. Both the 2001 and 2002 plan reversals were necessary as actual costs for the plans were less than originally estimated.

        During the year ended December 31, 2003, we utilized the remaining Merger-related reserve established during 2000.

2002 Activities

        During the year ended December 31, 2002, in response to shortfalls in employee reductions as part of the 2001 restructuring plan (as discussed below) and due to continued declines in our revenue and general economic conditions, QCII identified employee reductions in various functional areas and permanently exited a number of operating and administrative locations. In connection with that restructuring, we established a restructuring reserve and recorded a charge of $109 million to our 2002 consolidated statement of operations to cover the costs associated with these restructuring actions more fully described below.

		Year Ended December 31, 2002
	January 1, 2002 Balance				December 31, 2002 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2002 restructuring plan and other	$—	$109	$49	$—	$60
2001 restructuring plan	208	75	127	135	21
Merger-related	38	—	6	30	2

Total	$246	$184	$182	$165	$83

        The 2002 plan provision included $79 million for severance costs and $30 million for real estate exit costs. During the year ended December 31, 2002, $42 million of the reserve was utilized for severance costs and $7 million was utilized for real estate exit costs. Relative to the 2001 plan, during the year ended December 31, 2002, $110 million of the reserve was utilized for severance costs and $17 million was utilized for real estate exit costs. Also during the year ended December 31, 2002, we accrued an additional $75 million for additional 2001 plan real estate exit costs and reversed $135 million of 2001 plan severance and real estate exit reserves, primarily as actual 2001 plan terminations of 3,700 were lower than the 4,800 which were anticipated in the plan.

        During the year ended December 31, 2002, we utilized $6 million of Merger-related reserves established during 2000 and also reversed $30 million of the Merger-related reserves as those employee reductions and contractual settlements were complete.

2001 Activities

        During the year ended December 31, 2001, we established a reserve and charged to our consolidated statement of operations $212 million for restructuring activities in conjunction with the QCII 2001 restructuring plan. This reserve was comprised of $188 million for severance costs and $24 million for real estate exit costs. During the year ended December 31, 2001, in relation to the Merger, we charged to our consolidated statement of operations $114 million for additional contractual settlement, legal contingency and other related costs and $6 million for additional severance and employee-related charges, net of reserve reversals. The additional provisions and reversals of our Merger-related costs were due to additional Merger-related activities and modifications to previously accrued Merger-related activities.

Cumulative Plan Utilization

        The following table outlines our cumulative utilization of the 2003, 2002 and 2001 and restructuring and Merger-related plans, through December 31, 2003:

	December 31, 2003- Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2003 restructuring plan	$20	$—	$20
2002 restructuring plan	72	13	85
2001 restructuring plan	116	25	141
Merger-related	254	649	903

Total cumulative utilization	$462	$687	$1,149

Note 8: Other Financial Information

Accrued expenses and other current liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2003	2002
	(Dollars in millions)
Accrued property taxes and other operating taxes	$321	$357
Employee compensation	196	165
Current portion of state regulatory and legal liabilities	196	182
Accrued interest	121	140
Other	66	55
Restructuring	58	53

Total accrued expenses and other current liabilities	$958	$952

Note 9: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. The plan administrator allocates the cost of pension and post-retirement health care and life insurance benefits and required contributions to us. The allocation is based upon employee demographics of our employees compared to all the remaining participants. For further discussion of the QCII pension, post-retirement and other post-employment benefit plans please see the QCII annual report on Form 10-K for the year ended December 31, 2003 ("QCII 2003 Form 10-K").

        In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-retirement and other post-employment benefit plans. No pension funding was required during 2003 or 2002 and as of December 31, 2003 and 2002, the fair value of the assets in the qualified pension trust exceeded the accumulated benefit obligation of the qualified pension plan. In addition, we did not make any contributions to the post-retirement healthcare or life trusts in 2002; however, we did contribute $8 million to the post-retirement healthcare trust in 2003. We expect to contribute approximately $13 million to the post-retirement healthcare trust during 2004.

        Our allocated pension credits for 2003, 2002 and 2001 were $108 million, $160 million and $279 million, respectively. Our allocated post-retirement benefit costs for 2003, 2002 and 2001 were $297 million, $107 million and $12 million, respectively. These allocated amounts represent our share of the pension credits and post-retirement benefit costs based on the actuarially determined amounts.

        For 2003, the net pension expense allocated to cost of sales was $127 million, and for 2002 and 2001 the net pension credit allocated to cost of sales was $34 million and $190 million, respectively. For 2003, the net pension expense allocated to Selling, General and Administrative ("SG&A") was $62 million, and for 2002 and 2001 the net pension credit allocated to SG&A was $19 million and $77 million, respectively.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Medicare Act") became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," QCII elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the Federal subsidy is pending and that guidance, when issued, could require QCII and us to change previously reported information. Currently, QCII does not believe it will need to amend its plan to benefit from the Medicare Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

Other benefit plans

  401(k) plan

        QCII currently sponsors a defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service. Currently, QCII on our behalf, matches a percentage of our employee contributions in QCII common stock. We made cash contributions in connection with our employee's participation in QCII's 401(k) plan of $5 million for 2002 and $59 million for 2001. In addition, QCII, on our behalf, made contributions of QCII common stock valued at $46 million in 2003 and $44 million in 2002. QCII did not make any contributions of QCII common stock on our behalf in 2001.

  Deferred compensation plans

        QCII sponsors several deferred compensation plans for a select group that includes certain of our current and former management and highly compensated employees, certain of which plans are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices, including QCII's common stock.

        Our portion of QCII's deferred compensation obligation is included on our consolidated balance sheet in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. Our deferred compensation liability in the QCII plan as of December 31, 2003 and 2002 was $5 million and $7 million, respectively. Our portion of QCII's deferred compensation plans' assets were $1 million at December 31, 2003, and is included in other long-term assets on our consolidated balance sheets.

Note 10: Stock Incentive Plans

Stock Options

        Our employees participate in the QCII employee stock option plans. The QCII plans are stock-based compensation plans that permit the issuance of stock-based instruments including stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards.

        QCII's stock option plans, in which our employees participate, are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees with a exercise price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the exercise price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests, in accordance with FIN No. 28. We recorded stock-based compensation expense of $1 million, $2 million and $6 million in the years ended December 31, 2003, 2002 and 2001, respectively. For further discussion of QCII employee stock incentive plans see the QCII 2003 Form 10-K.

        QCII charges us for stock-option compensation expense through a contribution to common stock for our share of the deferred compensation expense.

Employee stock purchase plan

        Our employees may participate in QCII's Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase QCII's common stock at a price of 85% of the fair market value of the stock on the last trading day of the month in which the stock is purchased. In accordance with APB No. 25, we do not recognize compensation expense for the difference between the employees' purchase price and the fair market value of the stock.

Note 11: Stockholder's Equity

Common stock (no par value)

        We have one share of issued and outstanding common stock owned by QSC.

Transfer of assets and other transfers with QSC

        In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values. QSC transferred to us $6 million in stock compensation during 2001. We transferred net assets to QSC of $8 million in 2001. During 2002, QSC transferred to us $10 million of net assets, $16 million of tax benefits on stock options and $2 million for stock compensation. During 2003, QSC transferred to us $8 million of net assets and $1 million for stock compensation. During 2003 and 2002, we transferred to QSC $173 million and $110 million in tax benefits, respectively.

Dividends

        We have historically declared and paid regular dividends to our parent, QSC, based on our consolidated net income. In August 2003, we modified our dividend practice to exclude the impact of our wireless subsidiary's net income (loss) on our consolidated earnings for purposes of determining the amount of regular dividends we declare and pay. As a result, we now declare and pay regular dividends based only on the earnings of our wireline operations.

        We declared cash dividends to QSC of $2.306 billion, $805 million and $1.407 billion during 2003, 2002 and 2001, respectively. The 2003 dividends declared include regular dividends of $1.227 billion and dividends of $1.079 billion relating to net income from prior periods that was not declared or paid as dividends in those periods. We plan to declare and make additional dividend payments in the future until all net income from wireline entities from prior periods has been declared and remitted as dividends. We estimate that the incremental amount (in addition to the $1.079 billion declared in 2003) of such dividends will be approximately $1.360 billion.

        We paid cash dividends of $2.880 billion and $1.915 billion in 2003 and 2002, respectively. At December 31, 2003, we had $200 million in dividends payable. In February 2004, we paid dividends of $200 million. All dividends are paid to QSC, our parent.

Contested liability trust

        We have established a contested liability trust, or grantor trust, related to the payment of certain contingent obligations. The assets in the trust set aside for payments of these contingencies are not legally restricted. During 2000, the trust was funded with a contribution of a note receivable of $286 million. We recorded $286 million as an increase to common stock, and the related $286 million note receivable into common stock as well.

Note 12: Income Taxes

        The components of the provision for income tax are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Current tax provision:
Federal	$318	$464	$153
State and local	37	51	16

	355	515	169

Deferred tax expense (benefit):
Federal	132	(20)	570
State and local	29	(6)	99

	161	(26)	669

Provision for income taxes	$516	$489	$838

        The effective tax rate differs from the statutory tax rate as follows:

	Years Ended December 31,
	2003	2002	2001
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.2	2.3	3.3
Other	0.1	0.5	(1.0)

Effective income tax rate	38.3%	37.8%	37.3%

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(Dollars in millions)
Property, plant and equipment	$(2,944)	$(2,540)
Intangible assets	(372)	(388)
Other deferred tax liabilities	(45)	(133)

Total deferred tax liabilities	(3,361)	(3,061)

Post-retirement benefits—net of pension	751	737
Allowance for doubtful accounts	76	86
Unamortized investment tax credit	45	49
Restructuring reserves	30	29
Other deferred tax assets	98	112

Total deferred tax assets	1,000	1,013

Net deferred tax liabilities	$(2,361)	$(2,048)

        We paid $135 million, $646 million and $523 million to QCII, through QSC, for income taxes in 2003, 2002 and 2001, respectively.

        We had unamortized investment tax credits of $114 million and $125 million as of December 31, 2003 and 2002, respectively, which are included in other long-term liabilities on the consolidated balance sheets. These credits are amortized over the life of the related asset. Amortization of investment tax credits of $11 million, $10 million and $19 million are included in the provision for income taxes for the years ended December 31, 2003, 2002 and 2001, respectively. At the end of 2003, we had $13 million ($8 million, net of federal income tax) of state investment tax credit carryforwards that will expire between 2010 and 2016, if not utilized.

        In accordance with SFAS No. 109, "Accounting for Income Taxes", we have performed an evaluation of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Note 13: Contribution to QCII Segments

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see the QCII 2003 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. However, for reporting purposes only, we have separated our operating activities for all periods presented into segments in a manner consistent with the consolidated segment results regularly reviewed by QCII's CODM. This segment presentation excludes affiliate revenue and expenses that are eliminated in consolidation by QCII.

        SFAS No. 146 established standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The SFAS 146 disclosure information is included in Note 7—Restructuring and Merger-related charges.

        The revenues and expenses shown below are derived from transactions with external customers:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating revenues:
Wireline services	$10,015	$10,795	$11,469
Wireless services	594	694	688
Other services	13	16	12

Total contribution to QCII segment revenue	$10,622	$11,505	$12,169

Operating expenses:
Wireline services	$2,925	$3,121	$3,540
Wireless services	345	503	723
Other services	1,022	853	663

Total contribution to QCII segment operating expenses	$4,292	$4,477	$4,926

Segment income (loss):
Wireline services	$7,090	$7,674	$7,929
Wireless services	249	191	(35)
Other services	(1,009)	(837)	(651)

Total contribution to QCII segment income (loss)	$6,330	$7,028	$7,243

Capital expenditures:
Wireline services	$1,375	$1,410	$3,608
Wireless services	13	55	310
Other services	288	383	645

Total capital expenditures	1,676	1,848	4,563
Non-cash investing activities	(13)	(25)	(58)

Total contribution to QCII segment cash capital expenditures	$1,663	$1,823	$4,505

        Revenue and expenses are based on the types of products and services described below. Network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, QCII does not allocate network infrastructure costs to individual product results. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services operating expenses. QCII manages indirect administrative services costs centrally; consequently, these costs are not allocated to wireline or wireless services. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either wireline or wireless services operating expenses.

        Wireline services include revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and revenues from the sales of customer premises equipment ("CPE"); IntraLATA long-distance voice services (long-distance services within our local service area); and access services (which are primarily wholesale switched access services). Access services revenue is generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks. An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA"), to an exchange in another LATA or between exchanges within a LATA. Data and Internet services include data services (such as traditional private lines, wholesale private lines, integrated services digital network, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Internet dial access, professional services and related CPE). Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Through Qwest Wireless, we continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

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

        The following table reconciles our contribution to QCII segment operating income to our net income for each of the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Total contribution to QCII segment income	$6,330	$7,028	$7,243
Add:
Affiliate revenue	639	411	368
Cumulative effect of change in accounting principle, net of taxes	219	—	—
Deduct:
Affiliate expense	1,832	1,670	1,355
Depreciation	2,453	2,655	2,902
Intangible asset amortization	353	302	191
Asset impairment charges	230	829	49
Restructuring and other charges	57	49	212
Merger-related (credits) charges	—	(30)	120
Total other expense—net	697	670	537
Income tax expense	516	489	838

Net income	$1,050	$805	$1,407

        We do not have any single major customer that provides more than ten percent of the total of our revenues derived from external customers.

Note 14: Related Party Transactions

        We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services, wireless and other services.

        Our affiliates provide services and also contract services from third parties on our behalf. In the latter case, the third parties bill our affiliates who in turn charge us for our respective share of these third party expenses. Our affiliates charge us for services rendered by their employees applying a fully distributed costs ("FDC") methodology. FDC rates are determined using salary rates, including factors for taxes, employee benefits and facilities and overhead costs. These salary rates are charged to us based on hours worked or charges are allocated to us based on estimates.

        We charge our affiliates based on tariffed rates for telephony and data services. We bill prevailing third-party rates for wireless services and for other services we bill either FDC or market rates.

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

Other

        This category includes the costs of miscellaneous services such as rental of office space, procurement and communications services.

        Included in our consolidated statement of operations and balance sheets are the following:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Revenues—affiliates	$639	$411	$368
Cost of sales—affiliates	$442	$380	$337
SG&A—affiliates	$1,390	$1,290	$1,018
Interest expense—net—affiliates	$154	$158	$147
	As of December 31,
	2003	2002
	(Dollars in millions)
Accounts receivable—affiliates	$106	$120
Prepaid income taxes—QSC	$—	$255
Current borrowings—affiliates	$2,118	$1,888
Accounts payable—affiliates	$413	$331
Income taxes payable—QSC	$154	$—

Note 15: Commitments and Contingencies

Commitments

  Future Contractual Obligations

        The following table summarizes our future commitments, excluding repayments of debt, as of December 31, 2003:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Capital leases and other	$16	$7	$2	$1	$1	$9	$36
Operating leases	152	147	110	100	85	488	1,082
Purchase commitment obligations	151	99	99	61	60	10	480

Total commitments	$319	$253	$211	$162	$146	$507	$1,598

  Capital Leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2003, 2002 and 2001 were $9 million, $16 million and $58 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $57 million, $243 million and $454 million of cost, less accumulated amortization of $27 million, $153 million and $260 million at December 31, 2003, 2002 and 2001, respectively.

        The future minimum payments under capital leases as of December 31, 2003 are reconciled to our balance sheet as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$36
Less: amount representing interest	(11)

Present value of minimum payments	25
Less: current portion	(14)

Long-term portion	$11

  Operating Leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $247 million, $287 million and $318 million during 2003, 2002 and 2001, respectively, net of sublease rentals of $6 million, $6 million and $5 million respectively. Minimum operating lease payments have not been reduced by minimum sublease rentals of $49 million due in the future under non-cancelable subleases. In 2003, 2002 and 2001, contingent rentals representing the difference between the fixed and variable rental payments were not material.

  Purchase Commitment Obligations

        We have purchase commitments with Competitive Local Exchange Carriers ("CLECs"), IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage.

  Letters of credit

        At December 31, 2003, the amount of letters of credit outstanding was $3 million and we did not have any outstanding guarantees.

Contingencies

  Legal Proceedings Involving Qwest Corporation

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended ("Securities Act"). The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission ("Minnesota Commission") alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA Inc. ("McLeodUSA") and Eschelon Telecom, Inc. ("Eschelon") discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all CLECs other than Eschelon and McLeodUSA; this discount would be applicable to purchases made by these CLECs during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per unbundled network element—platform line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

  •
  pay all CLECs other than Eschelon and McLeodUSA monthly credits of $2 per access line (subject to certain offsets) purchased during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission ("Arizona Commission") to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all sales of wholesale intrastate services provided by us. We filed exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utility Commissions ("PUC") submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc. ("Illuminet"), a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied, and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the Federal Communications Commission ("FCC") of the Merger, the FCC required QCII to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of QCII's compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, QCII disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, QCII made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, QCII disclosed matters to the FCC in connection with its 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against QCII. The FCC has also instituted an investigation into whether QCII may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of QCII's application to provide such services in that state.

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

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for the fiscal 2001 and 2000 affect the risks presented by these matters, and QCII can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII's most recent preliminary discussions and further analysis have led it to conclude that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it ultimately incurs could be substantially more than the reserve it has provided.

        At this time, QCII believes that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of insurance proceeds, consisting of cash and letters of credit, which were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities and derivative actions described below. However, the use and allocation of these proceeds has yet to be resolved between QCII and individual insureds.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII Form 10-K for the year ended December 31, 2002. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

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

        QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it, and QCII continues to evaluate any possible range of loss. Such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of QCII's recorded reserve, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

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

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. ("Genuity") in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

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

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Complaint ("Fifth Consolidated Complaint"). The Fifth Consolidated Complaint attempts to expand the class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and July 28, 2002, and names as defendants QCII, QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, its former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of its former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act and that certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20(a) of the Exchange Act. The Fifth Consolidated Complaint further alleges that QCII and certain other defendants violated section 11 of the Securities Act by preparing and disseminating false registration statements and prospectuses for the registration of QCII common stock to be issued to U S WEST shareholders in connection with the Merger of the two companies, and for the exchange of $3 billion of QCII's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of QCII's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of QCII's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the QCII's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. See Note 16—Subsequent Events for additional unaudited information related to this matter.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan"), from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint ("Second Consolidated Complaint") described below and referred to as the "consolidated ERISA action." QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The Second Consolidated Complaint filed on May 21, 2003, names as defendants, among others, QCII, several former and current directors, officers and employees of QCII, Qwest Asset Management, the QCII Plan Design Committee, the Plan's Investment Committee, and

the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act ("ERISA") alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS"), filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased and sold QCII securities. The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against QCII for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend. Discovery is proceeding in the CalSTRS litigation.

        On November 27, 2002, the state of New Jersey (Treasury Department, Division of Investment) ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenue and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI"), filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate QCII's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V. and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against QCII: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement. All the individual defendants moved to dismiss the action against them for lack of personal jurisdiction. To date, neither QCII nor the individual defendants have filed a response to the second amended complaint, and the Illinois' court's schedule does not contemplate that answers or motions to dismiss be filed until after the challenges to jurisdiction have been resolved.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado (the "Federal Derivative Litigation"). On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of QCII's present and former directors and certain former officers and naming QCII as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to QCII by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within QCII, and causing or permitting QCII to commit alleged securities violations, thus (1) causing QCII to be sued for such violations and (2) subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits were consolidated, (collectively the "Delaware Derivative Litigation"). The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of QCII's current and former officers and directors and naming QCII as a nominal defendant. In the Second Amended Complaint the plaintiffs allege, among other things, that the individual defendants; (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments to QCII's former Chief Executive Officer, Mr. Nacchio and QCII's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. As described below, a proposed settlement of the Delaware Derivative Litigation has been reached.

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court (collectively, the "Colorado Derivative Litigation"). On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of QCII's current and former officers and directors and Anschutz Company, and naming QCII as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleges, among other things, that various of the individual defendants breached their legal duties to QCII by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing and causing or permitting QCII to commit alleged securities laws violations, thereby causing QCII to be sued for such violations and subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million from the insurance settlement with certain of QCII's insurance carriers will be designated for the exclusive use of QCII to pay losses and QCII will implement a number of corporate governance changes. The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs. Pursuant to the Preliminary Approval Order, QCII mailed, on February 27, 2004, notice of the proposed settlement and hearing to stockholders of its Common stock as of February 17, 2004.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiff claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved. See Note 16—Subsequent Events for additional unaudited information related to this matter.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which QCII is challenging.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in QCII's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges QCII's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, QCII cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

Note 16: Subsequent Events

Legal Matters

        On February 9, 2004, Stichting Pensioenfonds ABP ("SPA"), filed suit against QCII, certain of QCII's current and former directors, officers and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup, Inc. and various affiliated corporations of Citigroup, in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in QCII's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. SPA alleges claims against QCII and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violation of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On October 4, 2002, a putative class action was filed in the federal District Court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which QCII was a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants QCII, certain of QCII's former executives who were also on the supervisory board of KPNQwest, and others.

Legal Matters (Unaudited)

        On March 8, 2004, QCII and other defendants filed motions to dismiss the Fifth Consolidated Complaint described in Note 15—Commitments and Contingencies—Securities Actions and Derivative Actions.

        On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination by the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation, which would resolve the derivative claims asserted in the Federal Derivative Litigation. See Note 15—Commitments and Contingencies—Securities Actions and Derivative Actions for additional information regarding the Federal Derivative Litigation.

        On June 26, 2003, we received from the FCC a letter of inquiry seeking information related to certain agreements with CLECs covering the provision of a variety of ancillary services including signaling functions and database access, directory and operator assistance. We submitted our initial response to this inquiry on July 31, 2003. We took the position that we were not in violation of our filing obligations under Section 252 of the Telecommunications Act. On March 12, 2004 the FCC released its Notice of Apparent Liability for Forfeiture in the amount of $9 million for allegedly not meeting our filing obligations under the Telecommunications Act and the Commission's rules. We have thirty days to pay the proposed forfeiture or file a written statement seeking reduction or cancellation of the proposed forfeiture.

Note 17: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2003
Operating revenue	$2,876	$2,821	$2,822	$2,742	$11,261
Operating income	672	570	328	474	2,044
Net income	523	248	86	193	1,050
2002
Operating revenue	$3,068	$3,002	$2,948	$2,898	$11,916
Operating income (loss)	740	(230)	655	799	1,964
Net income (loss)	370	(253)	303	385	805

First Quarter 2003
Includes $219 million of net income due to the cumulative effect of change in accounting principle.

Third Quarter 2003
Includes $140 million after-tax charge for asset impairment under FAS No. 144.

Second Quarter 2002
Includes an after-tax charge of $503 million for the impairment of assets (primarily property, plant and equipment) under FAS No. 144.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Prior to May 29, 2002, QCII had not engaged independent auditors for 2002. Based on the recommendation of the Audit Committee of the Board of Directors of QCII, on May 29, 2002 the Board of Directors of QCII decided, effective immediately, not to re-engage Arthur Andersen LLP ("Andersen") as our independent auditor.

        Effective May 29, 2002, QCII's Board of Directors engaged KPMG LLP ("KPMG") to serve as QCII's and our independent auditor for 2002.

        Andersen's reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 29, 2002, there were (1) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements and (2) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

        Following our decision not to re-engage Andersen and the engagement of KPMG, we decided to revise certain of our previous accounting practices and policies. Prior to making these revisions, we sought Andersen's input and cooperation and notified Andersen of our determinations prior to their public announcement. During August 2002, QCII received a letter from Andersen, indicating its disagreement with QCII's proposed restatement as to certain issues not relevant to our financial statements. Although QCII continued to seek Andersen's input following Andersen's letter as it made further determinations about the restatement of other issues, QCII has not responded to the August correspondence from Andersen. Following QCII's notification to Andersen of certain restatement issues it contemplated discussing with the staff of the SEC during February 2003, QCII received a second letter from Andersen indicating it had not received a response to its positions and expressing Andersen disagreement with the other restatement issues that QCII had identified. Andersen has not withdrawn its previously issued opinion related to our financial statements for the three years ended December 31, 2001.

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Under the supervision and with the participation of QCII's management, including QCII's Chief Executive Officer and Chief Financial Officer, QCII evaluated the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2003. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee's charter, which was amended and restated on May 8, 2003 and further amended on February 19, 2004, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent auditor may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Auditor

        QCII engaged KPMG to be our independent auditor on May 29, 2002. The aggregate fees billed or allocated to us for professional accounting services, including the audit of our annual consolidated financial statements by KPMG for the fiscal years ended December 31, 2003 and 2002 included in this Form 10-K, are set forth in the table below.

	2003	2002
	(Dollars in thousands)
Audit fees	$5,422	$16,795
Audit-related fees	3,715	2,753
Tax fees	375	—

Subtotal	9,512	19,548
All other fees	548	—

Total fees	$10,060	$19,548

        For purposes of the preceding table, the professional fees are classified as follows:

  •
  Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. The fees in the 2003 column include amounts billed or allocated to us through the date of this Form 10-K for the year ended December 31, 2003 and the fees in the 2002 column include amounts billed or allocated to us through the date of this Form 10-K for the years ended December 31, 2002, 2001 and 2000. Included in the 2002 column are fees for the audits of our 2001 and 2000 restated consolidated financial statements.

  •
  Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by our independent accountant. More specifically, these services include: statutory and regulatory filings; the audit of certain of our subsidiaries' annual financial statements; employee benefit plan audits; due diligence services related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation; and audits of the financial statements of certain of our subsidiaries required in connection with acquisitions or dispositions of such subsidiaries.

  •
  Tax Fees—These are fees for all professional services performed by professional staff of our independent accountant's tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

  •
  All Other Fees—These are fees for other permissible services performed that do not meet the above category descriptions, including assistance with the initial steps of compliance with the rules of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") and assistance with the internal audit department's company-wide risk assessment. KPMG's assistance with the initial steps of our compliance with SOX 404 has been reviewed to ensure compliance with applicable independence rules and the rules of the SEC.

        SEC rules effective as of May 6, 2003 require QCII's Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent auditor (with certain limited exceptions). Since the effective date of these rules, all of the services performed by KPMG described above were approved in advance by QCII's Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this report:

(b)
Reports on Form 8-K:

  We did not file any reports on Form 8-K during the fourth quarter of 2003.

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

(
)     Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 16, 2004.

QWEST CORPORATION, A COLORADO CORPORATION
By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2004.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

Independent Auditors' Report

The Board of Directors and Stockholder
Qwest Corporation:

        Under date of March 2, 2004, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the December 31, 2003, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Denver, Colorado
March 2, 2004

S-1

QWEST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2003	$140	$175	$183	$132
2002	155	331	346	140
2001	81	278	204	155

S-2