Form 10-Q
period 2004-03-31
QWEST CORP
filed 2004-05-05
CIK 68622

Use these links to rapidly review the document
QWEST CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
Or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On March 31, 2004, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION
FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2004 and 2003 (unaudited)
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$2,515	$2,742
Operating revenues—affiliates	195	134

Total operating revenues	2,710	2,876
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	574	596
Cost of sales—affiliates	71	92
Selling, general and administrative	488	504
Selling, general and administrative—affiliates	306	302
Depreciation	578	613
Intangible assets amortization	95	85
Restructuring, and other charges	2	12

Total operating expenses	2,114	2,204

Operating income	596	672

Other expense (income):
Interest expense—net	149	137
Interest expense—net—affiliates	40	36
Other expense (income)—net	(4)	8

Total other expense—net	185	181

Income before income taxes and cumulative effect of change in accounting principle	411	491
Income tax expense	159	187

Income before cumulative effect of change in accounting principle	252	304
Cumulative effect of change in accounting principle, net of taxes of $0 and $139, respectively	—	219

Net income	$252	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,160	$921
Accounts receivable—net	1,085	1,243
Accounts receivable—affiliates	96	106
Deferred income taxes	189	183
Prepaid and other assets	358	354

Total current assets	2,888	2,807
Property, plant and equipment—net	16,209	16,456
Intangible assets—net	1,094	1,140
Other assets	1,343	1,349

Total assets	$21,534	$21,752

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$931	$881
Current borrowings—affiliates	2,147	2,118
Accounts payable	505	541
Accounts payable—affiliates	743	567
Dividends payable—QSC	1,354	200
Accrued expenses and other current liabilities	901	958
Deferred revenue and advanced billings	529	543

Total current liabilities	7,110	5,808
Long-term borrowings (net of unamortized debt discount of $155 million and $157 million, respectively—see Note 2)	6,819	6,874
Post-retirement and other post-employment benefit obligations	2,794	2,785
Deferred income taxes	2,580	2,544
Other long-term liabilities	576	664

Total liabilities	19,879	18,675

Commitments and contingencies (Note 5)
Stockholder's equity:
Common stock—one share without par, owned by QSC	8,216	8,236
Note receivable—affiliate	(286)	(286)
Accumulated deficit	(6,275)	(4,873)

Total stockholder's equity	1,655	3,077

Total liabilities and stockholder's equity	$21,534	$21,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$252	$523
Adjustments to net income:
Depreciation and amortization	673	698
Provision for bad debts	46	62
Cumulative effect of change in accounting principle—net	—	(219)
Deferred income taxes	30	83
Income tax benefit distributed to QSC	(29)	(39)
Other non-cash items	14	4
Changes in operating assets and liabilities:
Accounts receivable	143	131
Accounts receivable—affiliate	10	(80)
Prepaid and other current assets	(2)	(5)
Prepaid income taxes—QSC	—	255
Accounts payable, accrued expenses and other current liabilities	(93)	21
Accounts payable—affiliate	176	171
Deferred revenue and advanced billings	(63)	(29)
Other long-term assets and liabilities	(57)	(57)

Cash provided by operating activities	1,100	1,519

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(390)	(364)
Other	8	12

Cash used for investing activities	(382)	(352)

FINANCING ACTIVITIES
Net proceeds from current borrowings—affiliates	29	65
Repayments of current portion of long-term borrowings	(8)	(165)
Dividends paid to QSC	(500)	—

Cash used for financing activities	(479)	(100)

CASH AND CASH EQUIVALENTS
Increase in cash	239	1,067
Beginning balance	921	232

Ending balance	$1,160	$1,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

        The condensed consolidated financial statements are unaudited. We prepared these condensed consolidated financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

        We made certain reclassifications to prior balances to conform to the current presentation. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). The condensed consolidated results of operations for the three-month period ended March 31, 2004 and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

        Our wireless services were provided by our wholly owned subsidiary Qwest Wireless LLC ("Qwest Wireless"). On April 30, 2004, our direct parent, Qwest Service Corporation ("QSC"), made a capital contribution of $2.1 billion to QC. We in turn made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to substantially pay down its $2.1 billion in outstanding borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate and no longer have significant wireless operations. See Note—6 Subsequent Events for more information. After this transfer, we will account for the results of Qwest Wireless in prior periods as discontinued operations.

Pension Plan Benefit

        Our employees participate in QCII's pension benefit plans. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB, Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we elected to defer recognition of the effects of the Medicare Act in any measures of our benefit obligation or costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

Stock Based-Compensation

        Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25

"Accounting for Stock Issued to Employees," ("APB No. 25") under which no compensation expense is recognized for QCII's options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standard Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Net income:
As reported	$252	$523
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5)	(9)

Pro forma	$247	$514

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recently adopted accounting pronouncements and cumulative effect of adoption.

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (an asset retirement obligation of $12 million net of an incremental adjustment to the historical cost of the underlying assets of $5 million) in 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143 in 2003. The net income impact of the adoption for the three months ended March 31, 2003 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million). Beginning January 1, 2003, the net costs of removal related to these assets are being charged to our consolidated statement of operations in the period in which the costs are incurred.

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") for the three months ended March 31, 2004. FIN 46R requires an evaluation of three additional criteria to determine if consolidation is required. These criteria are: 1) whether the entity is a variable interest entity; 2) whether the company holds a variable interest in the entity; and 3) whether the company is the primary beneficiary of the entity. If all three of these criteria apply, the company is required to consolidate the entity. The adoption of FIN No. 46R did not have a material impact on us.

Note 2: Borrowings

        As of March 31, 2004 and December 31, 2003, our borrowings consisted of:

	March 31, 2004	December 31, 2003
	(Dollars in millions)
Current borrowings-affiliates	$2,147	$2,118
Current portion of long-term borrowings	924	867
Current portion of capital lease obligations and other	7	14

Total current borrowings	$3,078	$2,999

Notes with various rates ranging from 5.50% to 9.125%, including LIBOR* plus 4.75%, with maturities from 2004 to 2043	$7,894	$7,887
Unamortized discount and other	(155)	(157)
Capital lease obligations and other	11	25
Less: current portion	(931)	(881)

Total long-term borrowings	$6,819	$6,874

*
London interbank offering rate

Current Borrowings

        Current borrowings-affiliates represent short-term borrowings by our wholly owned subsidiary, Qwest Wireless, on unsecured lines of credit from affiliates (the "Affiliates Lines of Credit") that are wholly owned by QCII. These Affiliate Lines of Credit were repaid subsequent to March 31, 2004. Additionally, subsequent to March 31, 2004, ownership of Qwest Wireless was transferred to an affiliate. See Note 6—Subsequent Events for more information.

Note 3: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of March 31, 2004 and December 31, 2003, the amounts included as current liabilities are $44 million and $58 million and the long-term portions are $13 million and $14 million, respectively.

2004 Activities

        An analysis of activity associated with the 2004 restructuring plan as well as prior year restructuring plans is as follows:

		Quarter Ended March 31, 2004
	January 1, 2004 Balance				March 31, 2004 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2004 restructuring plan	$—	$3	$—	$—	$3
2003 restructuring plan	51	—	16	1	34
2002 and prior restructuring plans	21	—	1	—	20

Total	$72	$3	$17	$1	$57

        During the three months ended March 31, 2004 we, as part of our parent's restructuring, identified planned employee reductions in various functional areas. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $3 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 100 employees from various functional areas to be terminated as part of this reduction. During the three months ended March 31, 2004, no payments were made related to this restructuring.

        As of March 31, 2004, 1,500 of the 1,600 planned employee reductions under the 2003 restructuring plan had been completed and an additional $16 million of the restructuring reserve had been used for severance payments during the three months ended March 31, 2004. Also, as a part of the 2002 and prior restructuring plans, we permanently abandoned a number of operating and administrative facilities. For the three months ended March 31, 2004, we utilized $1 million primarily for amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

        SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. Our contribution to the QCII restructuring expense by segment for 2004 restructuring provisions for our wireline, wireless and other segments are $3 million, $0 and $0, respectively. Our contribution to the QCII restructuring expense by segment for the 2004 reversals for our wireline, wireless and other segments are $1 million, $0 and $0, respectively. Our contribution to the QCII cumulative restructuring amount incurred for exit or disposal activities initiated after December 31, 2002 through March 31, 2004 for our wireline, wireless and other segments are $68 million, $0 and $5, respectively.

2003 Activities

        An analysis of activity associated with the 2003 restructuring plan as well as prior year restructuring plans is as follows:

		Quarter Ended March 31, 2003
	January 1, 2003 Balance				March 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$10	$—	$—	$10
2002 and prior restructuring plans	81	—	32	—	49

Total	$81	$10	$32	$—	$59

        During the three months ended March 31, 2003, we as part of our parent's restructuring, identified planned employee reductions in various functional areas. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $10 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 300 employees from various functional areas to be terminated as part of this reduction. During the three months ended March 31, 2003, no payments were made related to this restructuring.

        As of March 31, 2003, we utilized $24 million of the 2002 and prior restructuring reserve for severance payments and enhanced pension benefits. Also as part of the 2002 and prior restructuring, we permanently abandoned 25 leased facilities. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the three months ended March 31, 2003, we utilized $1 million of the established reserves primarily for payments of amounts due under the leases. Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the termination of nine operating lease agreements across the country. For the three months ended, March 31, 2003, we utilized $7 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

Note 4: Contributions to QCII Segments

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see the annual report on Form 10-K for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for Qwest Corporation to a CODM on a regular basis. However, for reporting purposes only, we have separated our operating activities for all periods presented into segments in a manner consistent with consolidated segment results regularly reviewed by QCII's CODM. This segment presentation excludes affiliate revenues and expenses that are eliminated in consolidation by QCII.

        SFAS No. 146 established standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The SFAS 146 disclosure information is included in Note—3 Restructuring charges.

        The revenue and expenses shown below are derived from transactions with external customers.

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Operating revenue:
Wireline services	$2,382	$2,584
Wireless services	126	151
Other services	7	7

Total contribution to QCII segment revenue	$2,515	$2,742

Operating expenses:
Wireline services	$739	$740
Wireless services	79	97
Other Services	244	263

Total contribution to QCII Segment expenses	$1,062	$1,100

Segment income (loss):
Wireline services	$1,643	$1,844
Wireless services	47	54
Other services	(237)	(256)

Total contribution to QCII segment income	$1,453	$1,642

Capital expenditures:
Wireline	$341	$311
Wireless	—	11
Other	49	44

Total contribution to QCII capital expenditures	390	366
Non-cash investing activities	—	(2)

Total contribution to QCII cash capital expenditures	$390	$364

        Revenue and expenses are based on the types of products and services described below. Network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, QCII does not allocate network infrastructure costs to individual products. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services operating expenses. QCII manages indirect administrative services costs centrally; consequently, these costs are not allocated to wireline or wireless services. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either wireline or wireless services operating expenses. Additionally, restructuring costs are not included in the determination of segment income.

        Wireline services include revenue from the provision of voice services, data and Internet services. Voice services consist of local voice services (such as basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and revenue from the sales of customer premises equipment ("CPE"); IntraLATA long-distance voice services (long-distance services within our local service area); and access services (which are primarily wholesale switched access services). Access services revenue is generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks. An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA") to an exchange in another LATA ("InterLATA") or between exchanges within a LATA.

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

        Until the transfer of ownership of our wireless operations to an affiliate on May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless. We do not plan to have wireless operations of any significance going forward.

        Our March 31, 2004 condensed financial statements include wireless operating revenues and expenses. However, due to the May 1, 2004 transfer of our wireless ownership to one of our affiliates, we will no longer include wireless revenue and expenses in our continuing operations. In our second quarter financial statements, wireless revenues and expenses will be included in our discontinued operations for all periods presented, see Note—6 Subsequent Events.

        Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources.

        The following table reconciles the segment information to net income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Total contribution to QCII segment income	$1,453	$1,642
Add:
Affiliate revenue	195	134
Cumulative effect of change in accounting principle, net of taxes	—	219
Deduct:
Affiliate expenses	377	394
Depreciation	578	613
Intangible assets amortization	95	85
Restructuring, and other charges	2	12
Total other expense—net	185	181
Income tax expense	159	187

Net income	$252	$523

Note 5: Commitments and Contingencies

Legal Proceedings Involving Qwest

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish QCII's June 30, 2000 acquisition of U S WEST, Inc. ("the Merger") to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission ("Minnesota Commission"), alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA, Inc. and Eschelon Telecom, Inc. discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per unbundled network element-platform line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

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

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utilities Commission ("PUC") submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. During an open meeting on April 21, 2004, the Arizona Corporation Commission entered final orders upon consideration of recommended orders of the administrative law judge and a settlement between Qwest and three CLECs that was filed with the Commission on April 14, 2004. The Commission ordered Qwest to issue bill credits or pay cash totaling approximately $11.7 million to Arizona CLECs on the basis of the settlement, and also ordered Qwest to pay penalties of $9 million to the state treasury. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about related matters. We submitted our initial response to this inquiry on July 31, 2003. On March 12, 2004, the FCC issued a Notice of Apparent Liability which recommended penalties of $9 million for alleged delays in filing 46 agreements in Arizona and Minnesota. Our response is due May 12, 2004. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds. In addition, Nextel has filed an arbitration requesting refunds due to alleged improper implementation of the signaling services.

        As a part of the approval by the FCC of the Merger, the FCC required QCII to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of QCII's compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, QCII disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, QCII made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, QCII disclosed matters to the FCC in connection with its 2002 compliance review, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against QCII. Separately, the FCC has also instituted an investigation into whether QCII may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of QCII's application to provide such services in that state.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. In 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII recently concluded that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with certain of these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it ultimately incurs could be substantially more than the reserve it has provided.

        QCII believes that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of $200 million of insurance proceeds, consisting of $143 million of cash and $57 million of irrevocable letters of credit, that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities and derivative actions described below. However, the use and allocation of these proceeds has yet to be resolved between it and individual insureds.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. QCII has not yet conducted discovery on damages and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Investigations

        On April 3, 2002, the Securities and Exchange Commission ("SEC") issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII annual report in Form 10-K for the year ended December 31, 2002. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

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

        Also, as the General Services Administration ("GSA"), previously announced in July 2002, it is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government, although QCII cannot predict the outcome of this referral.

Securities Actions and Derivative Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action."

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint ("Fifth Consolidated Complaint"). The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and July 28, 2002, and names as defendants QCII, QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of QCII's former officers and current directors and

Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that QCII and certain other defendants violated section 11 of the Securities Act of 1933, as amended ("Securities Act") by preparing and disseminating false registration statements and prospectuses for the registration of QCII common stock to be issued to U S WEST shareholders in connection with the merger of the two companies, and for the exchange of $3 billion of QCII's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of QCII's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of QCII's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on QCII's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, QCII and other defendants filed motions to dismiss the Fifth Consolidated Complaint.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, (the "Plan"), from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint ("Second Consolidated Complaint"), filed on May 21, 2003 and referred to as the "consolidated ERISA action". QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. Defendants in this matter include QCII, several former and current directors and certain former officers of QCII, as well as Qwest Asset Management, QCII's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger QCII 401(k) Savings Plan. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS") filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleged that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased and sold QCII securities. The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against QCII for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend.

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

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI") filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate QCII's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V., and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against QCII: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement. All the individual defendants moved to dismiss the action against them for lack of personal jurisdiction. To date, neither QCII nor the individual defendants have filed a response to the second amended complaint, and the Illinois' court's schedule does not contemplate that answers or motions to dismiss be filed until after the challenges to jurisdiction have been resolved.

        On February 9, 2004, Stichting Pensioenfonds ABP ("SPA") filed suit against QCII, certain of QCII's current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in QCII's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. SPA alleges claims against QCII and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs. On April 19, 2004, defendants filed motions to dismiss, which are pending before the court.

        On March 22, 2004, Shriners Hospital for Children, ("SHC") filed suit against QCII, certain of its former employees, and certain unidentified persons in the District Court for the City and County of Denver. SHC alleges that the defendants engaged in fraudulent conduct by a variety of actions, including issuing false and misleading financial statements. The complaint alleges claims against QCII and the other defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation. SHC alleges damages of $17 million. SHC seeks compensatory and punitive damages, interests, costs and attorneys' fees. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado, where it is now pending.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana,("TRSL") filed suit against QCII in the District Court for the City and County of Denver. The allegations of the TRSL complaint are substantially the same as the suit filed against QCII by SHC, except that TRSL alleges damages of $17 to $23 million. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado, where it is now pending.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of QCII's present and former directors and certain former officers and naming QCII as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to QCII by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within QCII, and causing or permitting QCII to commit alleged securities violations, thus (1) causing QCII to be sued for such violations and (2) subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which names additional defendants, including a former QCII officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contains allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by QCII from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to QCII. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

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

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court, which we refer to collectively as the Colorado Derivative Litigation. On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of QCII's current and former officers and directors and Anschutz Company, and naming QCII as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleges, among other things, that various of the individual defendants breached their legal duties to QCII by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and causing or permitting QCII to commit alleged securities laws violations, thereby causing QCII to be sued for such violations and subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of QCII's insurance carriers will be designated for the exclusive use of QCII to pay losses and QCII will implement a number of corporate governance changes. (The $200 million has been placed in trust to cover losses QCII may incur and the losses of current and former directors and officers and others who release the carriers in connection with the settlement.) The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiff claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved. On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination by the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which QCII is challenging.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in QCII's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges QCII's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. Accordingly, with the exception of the Louisiana actions, all other right of way actions are stayed. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, QCII cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted QCII's motion to dismiss the state and federal securities law claims. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims.

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

Note 6: Subsequent Events

Capital contribution and transfer of ownership of Qwest Wireless

        On April 30, 2004, our direct parent, QSC, made a capital contribution of $2.1 billion to QC. We in turn made a capital contribution of this same amount into Qwest Wireless, which used these proceeds to substantially pay down its $2.1 billion in outstanding borrowings. On May 1, 2004, we then transferred ownership of Qwest Wireless to an affiliate. Due to this transfer, we no longer have significant wireless operations. As a result, in all future reports we will account for the results of Qwest Wireless for prior periods as discontinued operations.

Debt-related Matter

        On March 15, 2004, we notified the trustee of various series of its notes and debentures of its intention to redeem all $100 million outstanding principal amount of its 5.65% Notes due November 1, 2004 and all $40.8 million outstanding principal amount of its 39-year 5.5% Debentures due June 1, 2005. The redemption date for each of these series of notes was May 1, 2004, at which time we funded the trustee with the $140.8 million redemption amount and all related interest ceased to accrue.

Dividends

        As reflected in our financial statements, in the first quarter of 2004, we declared a dividend of $1.360 billion relating to net income from prior periods that was not declared or paid as dividends in those periods. Only a portion of this dividend, $300 million, was paid during the first quarter. An additional $223 million of this dividend has been paid since March 31, 2004. Also, since March 31, 2004, we have paid $277 million in regular dividends based on the first quarter earnings of our wireline operations.

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

        Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. Specific variances from overall trends are further explained in the relevant revenue and expense discussion and analysis that follows the trends discussion.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, ("CODM"), for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. See further discussion in Note 4—Contributions to QCII Segments to our consolidated financial statements in Item 1 of this report.

        Our wireless services were provided by our wholly owned subsidiary Qwest Wireless LLC ("Qwest Wireless"). On April 30, 2004, our direct parent, Qwest Service Corporation ("QSC"), made a capital contribution of $2.1 billion to QC. We in turn made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to substantially pay down its $2.1 billion in outstanding borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate and no longer have significant wireless operations. See Note—6 Subsequent Events for more information. After this transfer, we will account for the results of Qwest Wireless in prior periods as discontinued operations.

Business Trends

        Our results continue to be impacted by two primary factors influencing the telecommunications industry. First, technology substitution and competition are expected to continue to cause access line losses. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

Revenue Trends

        Historically, at least 85% of our revenue comes from our wireline services, including voice services and data and Internet services. However, on May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a result, substantially all of our future revenue will come from our wireline services.

        In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of unbundled network element-platform ("UNE-P") and unbundled local loops, to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. Unbundled network element ("UNE") rules which require us to sell access to our wireline network to our competitors, at wholesale rates, will continue to impact our results. The use of UNEs, including UNE-P, is expected to cause incremental losses of retail access lines and apply downward pressure on our revenue. Increasingly, however, we expect digital subscriber lines ("DSL") revenue within our local service region to offset some of these revenue declines. Broadband services have been expanded to allow more of our customers to convert from dial-up Internet connections to our DSL services. We have bundled QCII's long-distance offering with complementary local service offerings. The recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with competitive local exchange carriers ("CLECs") and data access service providers may help mitigate this downward pressure on wireline margins.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of technology substitution and low-cost competitors benefiting from low UNE rates or bankruptcy reorganization, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans in an effort to retain and attract customers.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell combined with regulatory and market-pricing stresses may pressure operating margins.

        In order to improve operational efficiencies, and in response to the decline in revenue, we have implemented restructuring plans in which we reduced the number of employees and consolidated and subleased idle real estate properties. While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts and lower sales commission expense as a result of lower revenues and a revision to our sales compensation plan, we continue to experience offsetting increases in costs related to our pension and post-retirement benefit plans and to health insurance costs. We will continue to evaluate our staffing levels and cost structure and will adjust these as deemed necessary.

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

  •
  Voice services. Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and customer premises equipment ("CPE"). Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, Integrated Services Digital Network ("ISDN"), asynchronons transfer mode and related CPE) and Internet services (such as DSL, Internet dial access and related CPE).

  •
  Wireless services. In the Third quarter of 2003, Qwest Wireless entered into a service agreement with a subsidiary of Sprint that allowed us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network. All of our wireless services including those available through the Sprint service agreement were provided through our wholly owned subsidiary, Qwest Wireless. After a May 1, 2004 transfer of ownership to an affiliate, we will no longer have significant wireless operations.

  •
  Other services. Other services revenue is predominately derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

  •
  Affiliate services. Affiliate revenue is derived from telecommunications services provided to our affiliated entities. We generally provide the same products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and service.

        The following table summarizes our results of operations:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Operating revenue	$2,710	$2,876	$(166)	(6)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	645	688	(43)	(6)%
Selling, general and administrative	794	806	(12)	(1)%
Depreciation	578	613	(35)	(6)%
Intangible assets amortization	95	85	10	12%
Restructuring and other charges (credits)	2	12	(10)	(83)%

Operating income	596	672	(76)	(11)%
Other expense (income):
Interest expense—net	189	173	16	9%
Other expense (income)—net	(4)	8	(12)	nm

Total other expense—net	185	181	4	2%
Income before income taxes and cumulative effect of change in accounting principle	411	491	(80)	(16)%
Income tax expense	159	187	(28)	(15)%

Income before cumulative effect of change in accounting principle	252	304	(52)	(17)%
Cumulative effect of change in accounting principle, net of taxes	—	219	(219)	nm

Net income	$252	$523	$(271)	(52)%

nm—not meaningful

Operating Revenue

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Voice services	$1,851	$2,042	$(191)	(9)%
Data and Internet services	531	542	(11)	(2)%
Wireless	126	151	(25)	(17)%
Other services	7	7	—	0%
Affiliate services	195	134	61	46%

Total operating revenue	$2,710	$2,876	$(166)	(6)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Voice Services

        Voice services revenues decreased $191 million, or 9%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The voice services revenue decrease was primarily the result of access line losses and pricing declines. We have experienced competition from technology substitution, CLECs and other telecommunications providers reselling our services by using UNE. The regulated pricing structure of the UNE has applied downward pressure on revenues.

        For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, local voice revenue declined $172 million, or 10%. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. As shown in the table below, total access line loss trend, which peaked during the quarter ended June 30, 2003, has stabilized over the last three quarters, averaging approximately 151,000 (less than 1% per quarter) access lines lost per quarter since June 30, 2003.

	March 31, 2004	March 31, 2003	(Decrease)%
	(In thousands)
Access Lines	16,050	16,885	(835)	(5)%

        As shown above, between March 31, 2003 and March 31, 2004, total access lines declined by 835,000, or 5%. Local voice revenue gains from increased UNE access lines were offset by lower revenue for collocation, operator and other services. The increase in UNE access lines partially offset the loss of consumer and business retail access lines but, because the regulated pricing structure of UNEs mandates lower rates, this transition has caused downward pressure on our revenue. Competitive pressures on feature and package pricing and a migration customers to our new value packages has caused a decrease in rates for our local voice products.

Wireless Services

        Wireless services revenue decreased $25 million, or 17%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in wireless revenue through March 31, 2004 was due to our strategic decision to de-emphasize marketing of our stand-alone wireless services. Although wireless industry revenue grew in total in 2003 and continues to grow in 2004, our wireless revenue decreased in 2004, due in part to our limited ability to offer a competitive wireless product. During the three months ended March 31, 2004 we began to increase marketing for our new wireless offerings, which were expanded to allow the bundling of wireless and local voice services and are being further enhanced through our aforementioned arrangement with Sprint.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $61 million, or 46%, for the three months ended March 31, 2004 compared to the same period in 2003. The increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into InterLATA long-distance business with the FCC's authorization of QCII's Section 271 filings. These services and related revenue increases were related primarily to increases in private line services, and increases in marketing, sales and billing and collection services provided to QCII's long-distance subsidiary.

Operating Expense

        The following table shows a breakdown of operating expenses:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Operating expenses:
Cost of sales	$645	$688	$(43)	(6)%
Selling, general and administrative ("SG&A")	794	806	(12)	1%
Depreciation	578	613	(35)	(6)%
Intangible assets amortization	95	85	10	12%
Restructuring and other charges (credits)	2	12	(10)	(83)%

Total operating expenses	$2,114	$2,204	$(90)	(4)%

Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$430	$424	$6	1%
Network costs	63	72	(9)	(13)%
Non-employee related costs	81	100	(19)	(19)%
Affiliate costs	71	92	(21)	(23)%

Total cost of sales	$645	$688	$(43)	(6)%

        Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, contracted engineering services and computer systems support.

        Cost of sales, as a percent of revenue, remained consistent at 24% for both periods ended March 31, 2004 and 2003. Total cost of sales decreased $43 million, or 6%, which is consistent with the 6% revenue decline, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs increased $6 million, or 1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. While we have realized savings due to reduction in salaries and wages and professional fees resulting from our restructuring efforts, we continue to experience offsetting increases in costs related to our pension and post-retirement benefit plans and health insurance cost. Increased overtime for weather-related network maintenance also added to 2004 costs.

        Our network costs, which include third-party expenses to repair and maintain our network and supplies to provide services to customers, decreased $9 million, or 13%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. We reduced our reliance on third-party contractors to provide network maintenance services, by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers.

        Non-employee related costs, such as real estate costs and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), decreased $19 million, or 19%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease is primarily due to reduced access costs related to lower volumes and a one-time rate adjustment for a certain customer.

        Affiliate costs decreased $21 million, or 23%, for the three months ended March 31, 2004 as compared with the same period in 2003. The decrease is primarily attributable to one-time adjustments with certain affiliates for over and under billings.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$204	$208	$(4)	(2)%
Bad debt	46	62	(16)	(26)%
Property and other taxes	71	105	(34)	(32)%
Non-employee related costs	167	129	38	29%
Affiliate costs	306	302	4	1%

Total SG&A	$794	$806	$(12)	(1)%

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A, as a percent of revenue, was 29% for the three month period ended March 31, 2004 and 28% for the same period in 2003. Total SG&A decreased $12 million, or 1%, for the three months ended March 31, 2004 as compared with the same period in 2003. SG&A expenses decreased primarily due to the reasons discussed below.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime, professional fees (such as telemarketing, and customer service costs) decreased $4 million, or 2%, for the three months ended March 31, 2004 as compared to the same period in 2003. The decline is primarily due to reduced professional fees arising from the decreased use of third-party vendors for customer service and telemarketing. These cost reductions were partially offset by increases in our pension and post-retirement benefit plan and health insurance expenses.

        Bad debt expense decreased $16 million, or 26%, for the three months ended March 31, 2004 as compared to the same period in 2003. Bad debt expense decreased as a percentage of revenue from 2.2% for the three months ended March 31, 2003 to 1.7% for the three months ended March 31, 2004. Bad debt expense declined as a result of decreases in revenue, fewer customer bankruptcy filings, improved collections practices and tighter credit policies.

        Property and other taxes decreased $34 million, or 32%, for the three months ended March 31, 2004 compared to the same period in 2003. Reduced property taxes can primarily be attributed to changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the three months ended March 31, 2004.

        Non-employee related costs, such as real estate insurance and advertising, increased $38 million, or 29%, for the three months ended March 31, 2004 as compared to the same period in 2003. The increase is attributable to higher marketing and advertising expenses, primarily due to the 2004 advertising campaign for the new Sprint wireless products and increase advertising for our new value packages.

Combined Pension and Post-Retirement Benefits

        Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $56 million in the first quarter of 2004 and $54 million, in the first quarter of 2003. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales and the remaining balance is included in SG&A.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial Accounting Standards Board, ("FASB"), Staff Position No. 106-1,"Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Medicare Act.

Depreciation

        Depreciation expense for the three months ended March 31, 2004 decreased $35 million, or 6%, compared to the three months ended March 31, 2003. The decrease was the result of the third quarter 2003 wireless impairment and reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions.

Intangible Assets Amortization

        Amortization expense increased $10 million, or 12%, for the three months ended March 31, 2004 compared to the same period in 2003. The increase was attributed to increases in capitalized software.

Restructuring Charges

        The restructuring reserve for the three months ended March 31, 2004, included charges of $3 million for the severance benefits pursuant to established severance policies and was partially off set by reversal of prior charges. QCII reviewed our employee levels in certain areas of our business and as a result, identified 100 employees from various functional areas to be terminated as a part of this restructuring. As a result of these restructuring activities, we expect to realize annual savings of approximately $6 million.

Total Other Expense—Net

        Other expense—net, includes interest expense, net of capitalized interest and other income—net, which include interest income. Components of other expense—net are as follows:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)%
	(Dollars in millions)
Interest expense—net	$149	$137	$12	9%
Interest expense—net—affiliates	40	36	4	11%
Other expense (income)—net	(4)	8	(12)	nm

Total other expense—net	$185	$181	$4	2%

        Interest expense—net, increased $12 million or 9% for the three months ended March 31, 2004 compared to the same period ended 2003. The increase was attributable to the increase in the amount of outstanding debt for the three months ended March 31, 2004 when compared to the same period in 2003.

        Interest expense—net affiliates, increased $4 million or 11% for the three months ended March 31, 2004 compared to the same period ended 2003. The increase was attributable to the increase in the amount of outstanding affiliate debt for the three months ended March 31, 2004 when compared to the same quarter in 2003.

Income Tax Provision

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for the three months ended March 31, 2004 increased to 38.7% as compared to 38.1% for the three months ended March 31, 2003. The change reflects an annual accrual adjustment for our state income tax liabilities.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of Qwest Services Corporation, ("QSC") which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us and impacts on our credit ratings.

        As of March 31, 2004 and December 31, 2003, QCII and its consolidated subsidiaries had total borrowings of $17.5 billion. Some of the borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $4.2 billion, and $3.0 billion as of March 31, 2004 and December 31, 2003, respectively. Our working capital deficit increased $1.2 billion when compared to December 31, 2003. The increase was primarily due to our declaration of dividends in the amount of $1.360 billion relating to net income from prior periods that was not declared or paid as dividends in those periods.

        Since March 31, 2004, the following events have had an impact on our working capital:

  •
  On March 15, 2004, QC notified the trustee of various series of its notes and debentures of its intention to redeem all $100 million outstanding principal amount of its 5.65% Notes due November 1, 2004 and all $40.8 million outstanding principal amount of its 39 Year 5.5% Debentures due June 1, 2005. The redemption date for each of these series of notes was May 1, 2004, at which time we funded the trustee with the $140.8 million redemption amount and all related interest ceased to accrue;

  •
  On April 30, 2004, our direct parent, Qwest Services Corporation, made a capital contribution of $2.1 billion into us. We in turn made a capital contribution of this same amount into Qwest Wireless, which used these proceeds to substantially pay off its borrowings. On May 1, 2004, we then transferred ownership of Qwest Wireless to an affiliate;

  •
  On May 3, 2004, we paid a dividend of $500 million to our direct parent, QSC, $223 million of which is related to a $1.360 billion dividend that was declared in the first quarter of 2004 and $277 million of which is related to regular dividends based on the first quarter earnings of our wireline operations.

        The current working capital deficit as of March 31, 2004 is primarily due to short-term borrowings from affiliates, dividends that we declare to QSC and the current portion of long-term debt. Borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounted to $2.147 billion as of March 31, 2004. Due to the repayment of these borrowings and the transfer of Qwest Wireless to an affiliate, going forward we will not be impacted by borrowings of Qwest Wireless.

        As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs for the remainder of 2004. However, if we or QCII become subject to significant judgments and or settlements as further discussed in Note—5 Commitments and Contingencies in Item 1 of this report, we may need to obtain additional financing or explore other methods to generate cash. Therefore, in the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 5—Commitments and Contingencies in Item 1 of this report. Therefore, in the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Contingencies

        We and QCII are defendants in a number of legal actions, and QCII is the subject of a number of investigations by federal and state agencies. While we and QCII intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal actions and the potential impact on our liquidity, please see Note 5—Commitments and Contingencies in Item 1 of this report and the "Near-Term View" and the "Long-Term View" above.

Historical View

Operating Activities

        We generated cash from operating activities of $1.1 billion and $1.5 billion for the three months ended March 31, 2004 and 2003, respectively, or a decrease of $419 million. For the three months ended March 31, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted in part from a decrease in income from continuing operations of $126 million after adjusting for non-cash items including depreciation, amortization and the cumulative effect of a change in an accounting principle. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. As in prior periods, we can attribute the current declines to intense competition and a general downturn in the telecommunications industry, as evidenced by access line losses, pricing declines and reduction in access services revenue. We also had decrease in working capital as a result of unfavorable changes in certain liability accounts of $114 mostly attributable to cash paid for trade payables and other accrued expenses.

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2004.

Investing Activities

        Cash used in investing activities was $382 million and $352 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities for the three months ended March 31, 2004 increased $30 million compared to the same period ended 2003 primarily as a result of a $26 million increase in capital expenditures in 2004. Although our capital spending remains historically low due to the drop in wireline demand, we are beginning to selectively spend capital in markets with growth potential.

Financing Activities

        Cash used for financing activities was $479 million through March 31, 2004 and $100 million for the same period ended 2003. The increase in cash used for financing activities reflected a dividend payment of $500 million to QSC during the three month ended March 31, 2004. At March 31, 2004, we were in compliance with all provisions or covenants of our borrowings.

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

        As of March 31, 2004 and at December 31, 2003, approximately $1.25 billion of floating-rate debt exposed to changes in interest rates. As of March 31, 2004 and December 31, 2003, we had approximately $890 million and $850 million, respectively of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $5.7 billion and $5.8 billion of long-term fixed rate debt at March 31, 2004 and at December 31, 2003, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $400 million at March 31, 2004 and December 31, 2003. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $500 million as of March 31, 2004 and December 31, 2003.

        As of March 31, 2004, we had $1.16 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations of QCII currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt securities and on our ability to access the capital markets.

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

        While QCII is continuing its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. While QCII's most recent discussions and further analysis have led it to conclude that a reserve should be provided for this matter and its securities actions (see Note 5—Commitments and Contingencies in Item 1 of this report), such discussions are preliminary and QCII cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be materially in excess of QCII's recorded reserve, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's June 30, 2000 acquisition of US WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States ("GAAP"). At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        Several lawsuits have been filed against QCII, as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see Note 5—Commitment and Contingencies in Item 1 of this report.

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI, SPA, SHC and TRSL actions described in "Legal Proceedings" in Note 5—Commitments and Contingencies in Item 1 of this report present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our or QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, QCII has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII recently concluded that a reserve should be provided. Accordingly, QCII has recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with certain of these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. QCII has not yet conducted discovery on damages and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        A criminal trial of former Qwest executives occurred in the first and second quarters of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

        Also, our 2002 Form 10-K was filed in January 2004 and contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. These restatements involved, among other matters, revenue recognition issues related to termination fees, installation fees and wireless revenue. We cannot assure you that the information in our 2002 Form 10-K, our annual report for the year ended December 31, 2003 or in this quarterly report will not be subject to change upon receipt of any comments from the SEC relevant to these filings, and any such changes could be material. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions or the SEC's review of our filings. Any such restatement could further impact our ability to access the capital markets.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations there under. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all of these requirements at any single point in time.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of March 31, 2004, our consolidated debt was $7.8 billion, excluding affiliate borrowings, which is included in QCII's total consolidated debt of $17.5 billion as of such date. A considerable amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 5—Commitment and Contingencies in Item 1 of this report and in "Liquidity and Capital Resources" above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

        If QCII fails to repay in excess of $100 million of its indebtedness when due, or fails to comply with the financial maintenance covenants contained in the 2004 QSC Credit Facility, if and when drawn, the applicable creditors or their representatives could declare the entire amount owed under the 2004 QSC Credit Facility immediately due and payable. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce our capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2003 Form 10-K, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on new two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005.

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

        Under the supervision and with the participation of QCII's management, including QCII's Chief Executive Officer and Chief Financial Officer, QCII evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 5—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040).
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-3040).
(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.34)
Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, National Association as trustee (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).
(10.1)
Purchase Agreement, dated as of June 5, 2000, among U S WEST Communications, Inc. and Lehman Brothers Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers listed therein (incorporated by reference to Qwest's Form S-4 filed on October 11, 2000, File No. 333-47772).
(10.2)
Registration Rights Agreement, dated March 12, 2002, by and among Qwest and the initial purchasers named therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-3040).

(10.3)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger. (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-3040)
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(  )    Previously filed.

(b)
Reports on Form 8-K:

  We did not filed any reports on Form 8-K during the first quarter of 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qwest Corporation
By:	/s/ JOHN W. RICHARDSON Senior Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

May 5, 2004