Form 10-Q
period 2004-06-30
QWEST CORP
filed 2004-08-06
CIK 68622

Use these links to rapidly review the document
QWEST CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0273800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 California Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

        On July 31, 2004, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION
FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
Glossary of terms
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and six months ended June 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets—June 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
6.	Exhibits and Reports on Form 8-K
Signature Page

Glossary of Terms

        Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms referred to in our document.

  •
  Access Lines. Telephone lines reaching from the customer's premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our consumer, wholesale and business access lines, including those used by us and our affiliates.

  •
  Asynchronous Transfer Mode (ATM). A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

  •
  Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

  •
  Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, usually in connection with our providing telecommunications services to that customer.

  •
  Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

  •
  Digital Subscriber Line (DSL). A technology for providing high speed data communications over telephone lines.

  •
  Frame Relay. A switching technology that allows data to travel in individual packets of variable length.

  •
  Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had exclusive right and responsibility for providing local telecommunications services in its local service area.

  •
  Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  InterLATA long-distance services. Telecommunications services that cross LATA boundaries and "800" services.

  •
  Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

  •
  Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

  •
  IntraLATA long-distance services. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand.

  •
  Local Access Transport Area (LATA). A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

  •
  Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas make up a LATA.

  •
  Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

  •
  Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

  •
  Unbundled Network Elements (UNEs). Discrete elements of our network that are sold or leased to competitive telecommunications providers.

  •
  Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

  •
  Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

  •
  Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers' Internet equipment.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$2,338	$2,521	$4,727	$5,112
Operating revenues—affiliates	226	186	455	351

Total operating revenues	2,564	2,707	5,182	5,463
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	548	548	1,078	1,089
Cost of sales—affiliates	101	113	170	201
Selling, general and administrative	349	427	799	887
Selling, general and administrative—affiliates	327	342	603	627
Depreciation	584	601	1,159	1,203
Impairment charge	19	—	19	—
Intangible assets amortization	95	84	187	164
Restructuring, and other charges	54	11	56	23

Total operating expenses	2,077	2,126	4,071	4,194

Operating income	487	581	1,111	1,269

Other expense (income):
Interest expense—net	146	139	294	276
Other income—net	(5)	(6)	(9)	0

Total other expense—net	141	133	285	276

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	346	448	826	993
Income tax expense	136	170	322	379

Income from continuing operations	210	278	504	614
Loss from discontinued operations, net of taxes of $7, $19, $34 and $40, respectively	12	30	53	62

Income before cumulative effect of change in accounting principle	198	248	451	552
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $0, and $139, respectively	—	—	—	219

Net income	$198	$248	$451	$771

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$453	$921
Accounts receivable—net	1,211	1,323
Accounts receivable—affiliates	95	126
Deferred income taxes	162	154
Prepaid and other assets	288	313
Assets associated with discontinued operations	—	357

Total current assets	2,209	3,194
Property, plant and equipment—net	15,924	16,420
Intangible assets—net	904	976
Other assets	1,340	1,347

Total assets	$20,377	$21,937

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$773	$881
Accounts payable	433	555
Accounts payable—affiliates	511	591
Dividends payable—QSC	696	199
Accrued expenses and other current liabilities	853	956
Liabilities associated with discontinued operations	—	2,134
Deferred revenue and advanced billings	552	548

Total current liabilities	3,818	5,864
Long-term borrowings (net of unamortized debt discount of $153 million and $157 million, respectively—see Note 4)	6,817	6,874
Post-retirement and other post-employment benefit obligations	2,829	2,773
Deferred income taxes	2,573	2,661
Other long-term liabilities	556	688

Total liabilities	16,593	18,860

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock—one share without par, owned by QSC	10,134	8,236
Note receivable—affiliate	(21)	(286)
Accumulated deficit	(6,329)	(4,873)

Total stockholder's equity	3,784	3,077

Total liabilities and stockholder's equity	$20,377	$21,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$451	$771
Adjustments to net income:
Loss from discontinued operations, net of taxes of $34 and $40, respectively	53	62
Depreciation and amortization	1,346	1,367
Provision for bad debts	3	64
Cumulative effect of change in accounting principle—net	—	(219)
Impairment charge	19	—
Deferred income taxes	(98)	144
Income tax benefit distributed to QSC	(32)	(83)
Other non-cash items	9	7
Changes in operating assets and liabilities:
Accounts receivable	182	162
Accounts receivable—affiliate	72	142
Prepaid and other current assets	27	15
Prepaid income taxes—QSC	—	235
Accounts payable, accrued expenses and other current liabilities	(219)	(11)
Accounts payable—affiliate	(20)	166
Deferred revenue and advance billings	(121)	(82)
Other long-term assets and liabilities	(26)	(11)

Cash provided by operating activities	1,646	2,729

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(807)	(738)
Other	13	(3)

Cash used for investing activities	(794)	(741)

FINANCING ACTIVITIES
Collection on note receivable—affiliate	265	—
Repayments of current portion of long-term borrowings	(176)	(1,220)
Proceeds from long—term borrowings	—	1,729
Dividends paid to QSC	(1,410)	(980)
Equity Infusion from QSC	2,185	—
Payment of current borrowings—affiliate by Qwest Wireless	(2,185)	—
Debt issuance costs	—	(35)

Cash used for financing activities	(1,321)	(506)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash	(469)	1,482
Net cash generated by discontinued operations	1	1
Beginning balance	921	227

Ending balance	$453	$1,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2004

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

        We made certain reclassifications to prior balances to conform to the current presentation. In addition, certain receivables and liabilities that were netted together in our previous presentation have been presented on a gross basis. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003. The condensed consolidated results of operations for the three and six-month periods ended June 30, 2004 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

        Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of Qwest Wireless are included in loss from discontinued operations in our condensed consolidated statements of operations. See Note 2 for additional information on the results of Qwest Wireless.

Pension Plan Benefits

        Our employees participate in the QCII pension benefit plans. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Act, became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial Accounting Standards Board, or FASB, Staff Position Nos. 106-1 and 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we elected to defer recognition of the effects of the Medicare Act in any measures of our benefit obligation or costs until adoption of the final authoritative guidance on accounting for the Medicare Act is required in the third quarter of 2004. When adopted, the accounting guidance could require us to change previously reported information.

Stock Based-Compensation

        Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") under which no compensation expense is recognized for QCII's options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net income:
As reported	$198	$248	$451	$771
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	(1)	1	(1)	1
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5)	(6)	(10)	(15)

Pro forma	$192	$243	$440	$757

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Recently adopted accounting pronouncements and cumulative effect of adoption.

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (an asset retirement obligation of $12 million net of an incremental adjustment to the historical cost of the underlying assets of $5 million) as of January 1, 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143 on January 1, 2003. The net income impact of the adoption for the six months ended June 30, 2003 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million). Beginning January 1, 2003, the net costs of removal related to these assets are being charged to our consolidated statement of operations in the period in which the costs are incurred.

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") in the first quarter of 2004. The adoption of FIN No. 46R did not have a material impact on us.

Note 2: Transfer of Qwest Wireless Operations

        On April 30, 2004, our direct parent, Qwest Service Corporation ("QSC"), made capital contributions of $2.185 billion to us. We, in turn, made capital contributions of the same amount into Qwest Wireless, which used these proceeds to substantially pay down its $2.185 billion in outstanding borrowings which were due to QSC.

        On May 1, 2004, we transferred ownership of our subsidiary, Qwest Wireless LLC, which was the entity through which we held our wireless assets and conducted our wireless operations. The transfer was made in the form of a dividend to QSC, our direct parent, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from Qwest Corporation that previously were eliminated in our consolidation. These revenues will not be eliminated in the future and are shown below as "Qwest revenue from wireless operations."

        The following table presents the summarized results of operations related to our discontinued operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Wireless revenue	$42	$153	$168	$306
Qwest revenue from wireless operations	(10)	(38)	(43)	(73)

Net revenue	32	115	125	233
Costs and expenses:
Costs of services	19	63	64	121
Selling, general and administrative	18	45	88	106
Depreciation and amortization	1	18	7	33

Loss from operations	(6)	(11)	(34)	(27)
Other expense	(13)	(38)	(53)	(75)

Loss before income taxes	(19)	(49)	(87)	(102)
Income tax benefit	7	19	34	40

Loss from discontinued operations	$(12)	$(30)	$(53)	$(62)

        The following table presents the assets and liabilities associated with our discontinued operations, related to our transfer of ownership of Qwest Wireless to an affiliate, as of June 30, 2004 and December 31, 2003. No figures are included in this table for June 30, 2004, as ownership of Qwest Wireless operations was transferred on May 1, 2004.

	June 30, 2004		December 31, 2003
	(Dollars in millions)
Current transferred assets		$—	$9
Deferred income taxes		—	146
Property, plant and equipment, net		—	36
Other assets		—	166

Total assets associated with discontinued operations		$—	$357

Current borrowings-affiliates	$		$2,118
Current portion of liabilities associated with discontinued operations		—	27
Other long-term liabilities		—	(11)

Total liabilities associated with discontinued operations		$—	$2,134

        Current borrowings-affiliates represent short-term borrowings by Qwest Wireless on unsecured lines of credit from related parties. As noted above, on April 30, 2004 Qwest Wireless paid off its $2.185 billion in outstanding borrowings at that date.

Note 3: Impairment Charges

        In conjunction with our effort to sell certain assets we determined that the carrying amounts were in excess of their expected sales price, which indicated that our investments in these assets may have been impaired at that date. In May 2004, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of our pay phones and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our assets relating to our pay phone business were fully impaired by an aggregate amount of $19 million.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $119 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments is expected to reduce our depreciation and amortization expense by approximately $4 million in fiscal 2004 and approximately $8 million in subsequent fiscal years.

Note 4: Borrowings

        As of June 30, 2004 and December 31, 2003, our borrowings consisted of the following:

	June 30, 2004	December 31, 2003
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$766	$867
Current portion of capital lease obligations and other	7	14

Total current borrowings	$773	$881

Long-term borrowings:
Notes with various rates ranging from 5.50% to 9.125%, including LIBOR* plus 4.75%, with maturities from 2004 to 2043	$7,736	$7,887
Unamortized discount and other	(153)	(157)
Capital lease obligations and other	7	25
Less: current portion	(773)	(881)

Total long-term borrowings	$6,817	$6,874

*
London Inter bank offering rate

        On May 1, 2004, we redeemed all of the $100 million outstanding principal on our 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

Note 5: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of June 30, 2004 and December 31, 2003, the amounts included as current liabilities are $88 million and $58 million and the long-term portions are $11 million and $14 million, respectively. Charges to earnings for severance benefits have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Post employment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and consisted primarily of cash severance, medical benefits, outplacement, payroll taxes and other benefits pursuant to established severance policies. Costs to exit leased operating facilities have been charged to earnings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

2004 Activities

        An analysis of activity associated with the new and existing restructuring plans is as follows:

	2004 Restructuring Plan	2003 Restructuring Plan	2002 and Prior Restructuring Plan	Totals
	(Dollars in millions)
Balance December 31, 2003	$—	$51	$21	$72
Provision	57	—	—	57
Utilization	(2)	(25)	(2)	(29)
Reversal	—	(1)	—	(1)

Balance June 30, 2004	$55	$25	$19	$99

        During the six months ended June 30, 2004, we, as part of our parent's restructuring, identified specific employee reductions in various functional areas to balance our workload with business demands. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $57 million for severance benefits pursuant to established severance policies. Through June 30, 2004, approximately 500 of the 1,700 planned employee reductions had been completed. Severance payments generally extend from two to twelve months. The remaining reductions are expected to occur over the next twelve months. Through June 30, 2004 we had utilized $2 million of the 2004 restructuring reserves for severance payments.

        As of June 30, 2004, 1,500 of the 1,600 planned employee reductions under the 2003 restructuring plan had been completed. During the six months ended June 30, 2004, $25 million of the restructuring reserve was used mainly for severance payments, and $1 million of the reserve was reversed.

        In prior periods, as a part of the 2002 and prior restructuring plans, we permanently abandoned 25 leased facilities with lease terms up to five years. We utilized $2 million of the previously established restructuring provisions during the six months ended June 30, 2004 mainly for real estate payments and exit costs associated with terminated leases. We expect the balance of the reserve to be utilized primarily to pay remaining severance and remaining lease payments.

Note 6: Contributions to QCII Segments and Revenue Information

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. Consequently, we do not provide discrete financial information for QC to a CODM on a regular basis.

        Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 2—Transfer of Qwest Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII's wireline services segment. As such, we will no longer report our contribution to QCII's segments as this information does not differ materially from our consolidated statements of operations. We will, however, continue to provide the following enterprise-wide information on revenues from external customers for each group of similar products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Voice services	$1,795	$1,985	$3,645	$4,027
Data and Internet services	541	534	1,073	1,076
Other services	2	2	9	9

Total operating revenue	$2,338	$2,521	$4,727	$5,112

        Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and CPE. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

        Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, integrated services digital network, asynchronous transfer mode and related CPE) and Internet services (such as DSL, Internet dial access and related CPE).

        Other services revenue is predominately derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

Note 7: Commitments and Contingencies

Legal Proceedings Involving Qwest

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish QCII's June 30, 2000 acquisition of U S WEST, Inc., or the Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

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

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per unbundled network element-platform, or UNE-P, line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

  •
  pay all CLECs other than Eschelon and McLeodUSA monthly credits of $2 per access line (subject to certain offsets) purchased during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending. If affirmed on appeal, the aggregate payments required by the Minnesota Commission's decision, including fines, penalties and required discounts and credits to CLECs operating in Minnesota, would be approximately $45 million.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utilities Commission, or PUC, submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

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

        QCII disclosed matters to the Federal Communications Commission, or FCC, in connection with its 2002 compliance review, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mislabeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against QCII.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. As QCII has previously disclosed, it continues to engage in discussions for purposes of resolving certain of these matters. In December 2003, QCII recorded a reserve in its consolidated financial statements for the estimated minimum liability associated with certain of these matters. QCII recently increased this reserve by an additional $300 million, bringing the aggregate amount of the reserve to $500 million. QCII is unable at this time to provide a reasonable estimate of the upper end of the possible range of loss associated with these matters due to their preliminary and complex nature, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it may ultimately incur could be substantially more than the reserve it has provided. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters.

        QCII believes that it is probable that a portion of the recorded reserve will be recoverable from a portion of $200 million of insurance proceeds, consisting of $143 million of cash and $57 million of irrevocable letters of credit, that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities and derivative actions described below.

As discussed in Part II, Item 1 of this filing, in July 2004, QCII entered into an agreement with certain individual insureds with respect to how such insurance proceeds should be used and allocated.

        QCII continues to defend against the securities actions vigorously. However, QCII is currently unable to provide any estimate as to the timing of the resolution of the investigations or securities actions. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

Investigations

        On April 3, 2002, the Securities and Exchange Commission, or SEC, issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII annual report on Form 10-K for the year ended December 31, 2002. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

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

        On June 17, 2004, in connection with an informal investigation, QCII received a letter from the SEC requesting certain information concerning the methodologies used to calculate its number of customers, subscribers and access lines. QCII believes that similar requests have been made to various other companies in the telecommunications sector. QCII is cooperating with the SEC in this matter. On July 23, 2004, QCII received from the FCC a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by QCII. The FCC has requested that QCII review information it submitted to the FCC for 2003 and affirm its accuracy or file appropriate revisions of these submissions. QCII believes that similar requests from the FCC have also been made to other telecommunications companies.

        Also, as the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government; however, if it and we are not allowed to be suppliers to the government, it and we would lose the ability to expand the services it and we could provide to a purchaser of telecommunications services that has historically represented between 1% and 2% of QCII's consolidated annual revenues.

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

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add individual defendants who were not named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and July 28, 2002, and names as defendants QCII, QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of QCII's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period,

QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that QCII and certain other defendants violated section 11 of the Securities Act of 1933, as amended, or the Securities Act, by preparing and disseminating false registration statements and prospectuses for the registration of QCII common stock to be issued to U S WEST shareholders in connection with the merger of the two companies, and for the exchange of $3 billion of QCII's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of QCII's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of QCII's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on QCII's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, QCII and other defendants filed motions to dismiss the Fifth Consolidated Complaint. Those motions are pending before the court.

        Since March 2002, seven putative class action suits brought under the Employee Retirement Income Security Act of 1974, as amended, were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. These suits also purport to seek relief on behalf of the Plan. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint, filed on May 21, 2003 and referred to as the "consolidated ERISA action". QCII expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. An eighth case was filed in June 2004 which, although not a putative class action, purports to seek relief on behalf of the Plan. This case contains allegations similar to those in the consolidated ERISA action, and thus QCII also expects this case to be consolidated with that action. Defendants in the consolidated ERISA action include QCII, several former and current directors of QCII, certain former officers of QCII, Qwest Asset Management, QCII's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action alleges, among other things, that the defendants breached fiduciary duties to the Plan participants and beneficiaries by allegedly excessively concentrating the Plan's assets invested in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and QCII has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On December 10, 2002, the California State Teachers' Retirement System, or CalSTRS, filed suit against QCII, certain of QCII's former officers and certain of QCII's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleged that the defendants engaged in fraudulent conduct. CalSTRS has asserted that those actions caused it to lose in excess of $150 million invested in QCII's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased and sold QCII securities. The complaint purported to state causes of action against QCII for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. QCII and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against QCII with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against QCII for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. QCII filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, filed a lawsuit in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that QCII, certain of QCII's former officers and certain current directors and Arthur Andersen LLP caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about QCII's business, revenues and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against QCII for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, QCII filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois, or SURSI, filed a lawsuit in the Circuit Court of Cook County, Illinois. SURSI filed suit against QCII, certain of QCII's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in QCII's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate QCII's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V., and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against QCII: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement. On July 9, 2004, the court dismissed the action against certain individual defendants for lack of personal jurisdiction. QCII has indicated its intention to file a motion to dismiss the second amended complaint. The court has not yet set a schedule for the briefing and resolution of such a motion.

        On February 9, 2004, Stichting Pensioenfonds ABP, or SPA, filed suit against QCII, certain of QCII's current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. QCII and certain other defendants moved to dismiss that complaint. On July 7, 2004, while those motions were pending, SPA filed an amended complaint. SPA alleges in its amended complaint that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in QCII's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. SPA alleges claims against QCII and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On March 22, 2004, Shriners Hospital for Children, or SHC, filed suit against QCII, certain of its former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, SHC filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against QCII and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. SHC alleges compensatory damages of $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana, or TRSL, filed suit against QCII, certain of its former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, TRSL filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against QCII and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

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

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation (defined below) participated in a series of mediation sessions. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation (defined below). From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties agreed to a formal stipulation of settlement. The stipulation of settlement provided, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of QCII's insurance carriers will be designated for the exclusive use of QCII to pay losses and QCII will implement a number of corporate governance changes. The stipulation of settlement also provided that the Denver District Court could enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.625 million in the aggregate. Certain shareholders filed objections to the proposed settlement, some of which were later withdrawn. On June 15, 2004, after a hearing at which the remaining objectors presented arguments in support of their objections, the Denver District Court approved the proposed settlement. Subsequently, the Denver District Court entered an Order and Final Judgment effective June 15, 2004, approving the proposed settlement. The effectiveness of the settlement of the Colorado Derivative Litigation is conditioned upon the dismissal with prejudice of the Delaware and Federal Derivative Litigations. The Denver District Court deferred decision regarding derivative plaintiffs' counsels' request for an award of attorneys' fees and costs.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of QCII's present and former directors and certain former officers and naming QCII as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to QCII by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within QCII, and causing or permitting QCII to commit alleged securities violations, thus (1) causing QCII to be sued for such violations and (2) subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which names additional defendants, including a former QCII officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contains allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by QCII from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to QCII. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits. As discussed above, the effectiveness of the settlement of the Colorado Derivative Litigation approved by the Denver District Court is conditioned in part upon the dismissal with prejudice of the Federal Derivative Litigation, and we expect the parties to the Federal Derivative Litigation will be moving to effect such dismissal shortly.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of QCII's current and former officers and directors and naming QCII as a nominal defendant. In the Second Amended Complaint the plaintiffs allege, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments to QCII's former Chief Executive Officer, Mr. Nacchio and QCII's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. As discussed above, the effectiveness of the settlement of the Colorado Derivative Litigation approved by the Denver District Court is conditioned in part upon the dismissal with prejudice of the Delaware Derivative Litigation, and we expect the parties to the Delaware Derivative Litigation will be moving to effect such dismissal shortly.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. Additionally, QCII recently filed motions asking the court to rule on certain discrete issues of law affecting the action. The case is now in the class certification stage, which QCII is challenging.

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

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted QCII's motion to dismiss the state and federal securities law claims. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims. Defendants have moved to dismiss this complaint.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which QCII was a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants QCII, certain of QCII's former executives who were also on the supervisory board of KPNQwest, and others. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' fees and costs. Defendants have moved to dismiss the amended complaint.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacity as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the United States District Court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' fees and costs.

Note 8: Subsequent Events

        During the second quarter of 2004, we declared cash dividends of $253 million and paid cash dividends of $910 million. We have historically declared and paid regular dividends to our parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings. In addition, during July 2004, we declared dividends of $400 million.

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

Business Overview and Presentation

        We provide local telecommunications and related services, long-distance services, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We previously provided wireless services in our local service area through our wholly owned subsidiary Qwest Wireless. On April 30, 2004, our direct parent, QSC, made a capital contribution to us of $2.2 billion. We in turn made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to pay down its $2.2 billion in outstanding borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate and no longer have wireless operations. The results of Qwest Wireless are included in loss from discontinued operations in our consolidated statements of operations for all periods presented in this report. See Note 2 — Transfer of Qwest Wireless Operations to our consolidated financial statements in Item 1 of this report for more information.

        Our operations constitute a substantial portion of the operations of QCII. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides long-distance services and data and Internet services that we do not provide.

        Our analysis presented below is organized in a way that provides the information required, highlighting the information that we believe will be instructive for understanding the relevant trends going forward that will affect our business in the future. Specific variances from overall trends are further explained in the relevant revenue and expense discussion and analysis that follows the trends discussion.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2003. Our continuing business contributes primarily to the wireline segment reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. See further discussion in Note 6—Contributions to QCII Segments to our consolidated financial statements in Item 1 of this report.

Business Trends

        Our results continue to be impacted by two primary factors influencing the telecommunications industry. First, technology substitution and competition are expected to continue to cause additional access line losses. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television and DSL. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

Revenue Trends

        Historically, at least 95% of our revenue came from our wireline services, including voice services and data and Internet services. However, on May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a result, substantially all of our future revenue will come from our wireline services.

        In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of UNE-P and unbundled local loops to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem and DSL substitution for dial-up Internet access lines. UNE rules, which require us to sell access to our wireline network to our competitors at wholesale rates, will continue to impact our results. The use of UNEs, including UNE-P, is expected to cause incremental losses of retail access lines and apply downward pressure on our revenue. The recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with CLECs and data access service providers may help mitigate this downward pressure on wireline margins. But with the current status of rules in doubt, we cannot predict how much or when the migration may occur.

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

        In order to improve operational efficiencies, and in response to the decline in revenue, we have implemented restructuring plans in which we reduced the number of employees and consolidated and subleased idle real estate properties. While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts, we continue to experience partially offsetting increases in costs related to employee benefits. We will continue to evaluate our staffing levels and cost structure and will adjust these as deemed necessary. The purpose of the cost savings measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the forseeable future.

        Beginning in 2002 we reduced capital expenditures and expect to continue at this reduced level for the foreseeable future. We believe that our current level of capital expenditures will sustain our business at existing levels and support our core growth requirements given the current business environment.

Results of Operations

Overview

        We generate revenue from the provision of voice services, data and Internet services, other services and services to our affiliates. Certain prior periods revenue and expense amounts have been reclassified to conform to the current year presentation. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services. Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and CPE. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, Integrated Services Digital Network ("ISDN") and asynchronous transfer mode), Internet services (such as DSL and Internet dial access) and related CPE.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

  •
  Affiliate services. Affiliate revenue is derived from telecommunications services provided to our affiliated entities. We generally provide the same products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and service.

        The following table summarizes our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Operating revenue	$2,564	$2,707	$(143)	(5)%	$5,182	$5,463	$(281)	(5)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	649	661	(12)	(2)%	1,248	1,290	(42)	(3)%
Selling, general and administrative	676	769	(93)	(12)%	1,402	1,514	(112)	(7)%
Depreciation	584	601	(17)	(3)%	1,159	1,203	(44)	(4)%
Intangible assets amortization	95	84	11	13%	187	164	23	14%
Impairment, restructuring and other charges (credits)	73	11	62	nm	75	23	52	nm

Operating income	487	581	(94)	(16)%	1,111	1,269	(158)	(12)%
Other expense (income):
Interest expense—net	146	139	7	5%	294	276	18	7%
Other (income)—net	(5)	(6)	1	17%	(9)	0	(9)	nm

Total other expense—net	141	133	8	6%	285	276	9	3%
Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	346	448	(102)	(23)%	826	993	(167)	(17)%
Income tax expense	136	170	(34)	(20)%	322	379	(57)	(15)%

Income from continuing operations	210	278	(68)	(24)%	504	614	(110)	(18)%
Loss from discontinued operations net of taxes of $7, $19, $34 and $40, respectively	12	30	18	60%	53	62	9	15%

Income before cumulative effect of change in accounting principle	198	248	(50)	(20)%	451	552	(101)	(18)%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	nm	—	219	(219)	(100)%

Net income	$198	$248	$(50)	(20)%	$451	$771	$(320)	(42)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenues for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Voice services	$1,795	$1,985	$(190)	(10)%	3,645	$4,027	$(382)	(9)%
Data and Internet services	541	534	7	1%	1,073	1,076	(3)	—
Other services	2	2	—	—	9	9	—	—
Affiliate services	226	186	40	22%	455	351	104	30%

Total operating revenue	$2,564	$2,707	$(143)	(5)%	$5,182	$5,463	$(281)	(5)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Operating revenue—Three months ended June 30, 2004 as compared to the three months ended
June 30, 2003:

Voice Services

        Voice services revenues, comprised of local voice, long distance and services, decreased $190 million, or 10%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The voice services revenue decrease was primarily the result of access line losses and pricing declines. We have experienced competition from technology substitution, CLECs and other telecommunications providers reselling our services by using UNE. The regulated pricing structure of the UNE has applied downward pressure on revenues. Also, a migration of consumer and business customers to our new value packages with lower rates has caused an overall decrease in revenue for our local voice products.

        For the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, local voice revenue declined $129 million, or 9%. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. Consistent with the table below, the average net access line loss was approximately 1% for the four consecutive quarters ended June 30, 2004.

	June 30, 2004	June 30, 2003	(Decrease)%
	(In thousands)
Access Lines	15,839	16,507	(668)	(4)%

        As shown above, between June 30, 2003 and June 30, 2004, total access lines declined by 668,000 or 4%. Local voice wholesale revenue gains from increased UNE access lines were offset by lower revenue for collocation, operator and other services. The increase in UNE access lines partially offset the loss of consumer and business retail access lines but, because the regulated pricing structure of UNEs mandates lower rates, this transition has caused downward pressure on our gross margins. Competitive pressures on feature and package pricing and a migration of customers to our new value packages have caused a decrease in rates for our local voice products.

Data and Internet Services

        Data and Internet services revenue increased $7 million, or 1%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. These increases were offset by a decline in in-region wholesale Internet services, a result of contract losses and renegotiations of contracts to some of our large, bankrupt customers. Also, Internet and DSL rates are trending down as a result of increased competition, although the overall number of DSL customers is growing.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $40 million, or 22%, for the three months ended June 30, 2004 compared to the same period in 2003. The increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into the InterLATA long-distance business with the FCC's authorization of QCII's Section 271 filings. These services and related revenue increases were related primarily to increases in InterLATA customer levels, and increases in marketing, sales and billing and collection services provided to QCII's long-distance subsidiary.

Operating revenue—six months ended June 30, 2004 compared to the six months ended June 30, 2003:

Voice Services

        Voice services revenue decreased $382 million, or 9%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The voice services decrease was primarily the result of a decrease in local voice services revenue. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. See the access line loss trend table above for discussion on access line trends. The average access line loss per quarter was approximately 167,000 during the four quarters ended June 30, 2004.

Data and Internet Services

        Data and Internet services revenue was relatively flat with a $3 million, or 0%, decrease for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. These increases were offset by a decline in in-region wholesale Internet services, a result of contract losses and renegotiations of contracts to some of our large, bankrupt customers. Also, Internet and DSL rates are trending down as a result of increased competition, although the number of DSL customers is increasing.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $104 million, or 30%, for the six months ended June 30, 2004 compared to the same period in 2003. The increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into the InterLATA long-distance business with the FCC's authorization of QCII's Section 271 filings. These services and related revenue increases were related primarily to increases in

InterLATA customer levels and increases in marketing, sales and billing and collection services provided to QCII's long-distance subsidiary.

Operating Expense

        The following table shows a breakdown of operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Operating expenses:
Cost of sales	$649	$661	$(12)	(2)%	$1,248	$1,290	$(42)	(3)%
Selling, general and administrative ("SG&A")	676	769	(93)	(12)%	1,402	1,514	(112)	(7)%
Depreciation	584	601	(17)	(3)%	1,159	1,203	(44)	(4)%
Intangible assets amortization	95	84	11	13%	187	164	23	14%
Impairment, restructuring and other charges	73	11	62	nm	75	23	52	nm

Total operating expenses	$2,077	$2,126	$(49)	(2)%	$4,071	$4,194	$(123)	(3)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Employee and service-related costs	$415	$404	$11	3%	$830	$811	$19	2%
Network costs	51	50	1	2%	90	93	(3)	(3)%
Non-employee related costs	82	94	(12)	(13)%	158	185	(27)	(15)%
Affiliate costs	101	113	(12)	(11)%	170	201	(31)	(15)%

Total costs of sales	$649	$661	$(12)	(2)%	$1,248	$1,290	$(42)	(3)%

        Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, contracted engineering services and computer systems support.

Cost of Sales—Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

        Cost of sales as a percent of revenue was 25% for the period ended June 30, 2004, compared to 24% for the period ended June 30, 2003. Total cost of sales decreased $12 million or 2% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs increased $11 million, or 3%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. While we have realized savings due to reduction in salaries and wages and professional fees resulting from our restructuring efforts, we incurred increased overtime costs related to lower overall staffing levels and increased amortization of deferred costs associated with deferred revenue.

        Non-employee related costs, such as real estate costs and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), decreased $12 million, or 13%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease is primarily due to reduced access costs related to lower volumes.

        Affiliate costs decreased $12 million, or 11%, for the three months ended June 30, 2004 as compared with the same period in 2003. The decrease is primarily attributable to adjustments with certain affiliates to clarify costs subject to affiliates billings.

Cost of Sales—Six Months Ended June 30, 2004 as compared to the six months ended June 30, 2003

        Total cost of sales decreased $42 million, or 3%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The cost of sales decline is consistent with lower revenue, although we have been unable to achieve savings in certain costs such as employee benefits and some non-employee related costs, as discussed above in Expense Trends. Cost of sales as a percentage of revenue for the six months ended June 30, 2004 and for the six months ended June 30, 2003 was 24%.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs increased $19 million, or 2%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. While we have realized savings due to reduction in salaries and wages and professional fees resulting from our restructuring efforts, we continue to experience some offsetting increases in overtime expense and increased amortization of deferred costs associated with deferred revenue.

        Non-employee related costs decreased $27 million, or 15%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease is attributable to lower wholesale volumes in addition to a favorable settlement on a reciprocal compensation agreement.

        Affiliate costs decreased $31 million, or 15%, for the six months ended June 30, 2004 as compared with the same period in 2003. The decrease is primarily attributable to adjustments with certain affiliates.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Employee and service-related costs	$170	$203	$(33)	(16)%	$360	$411	$(51)	(12)%
Bad debt	(34)	23	(57)	nm	3	64	(61)	(95)%
Property and other taxes	92	106	(14)	(13)%	159	208	(49)	(24)%
Non-employee related costs	121	95	26	27%	277	204	73	36%
Affiliate cost	327	342	(15)	(4)%	603	627	(24)	(4)%

Total SG&A	$676	$769	$(93)	(12)%	$1,402	$1,514	$(112)	(7)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

SG&A—Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A, as a percent of revenue, was 26% for the three-month period ended June 30, 2004 and 28% for the same period in 2003. Total SG&A decreased $ 93 million, or 12%, for the three months ended June 30, 2004 as compared with the same period in 2003 for the reasons discussed below.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime, professional fees (such as telemarketing, and customer service costs) decreased $33 million, or 16%, for the three months ended June 30, 2004 as compared to the same period in 2003. The decline is primarily due to staffing reductions related to planned restructuring and reduced professional fees related to accounting and network costs and decreased fees related to providing certain features.

        Bad debt expense decreased $57 million for the three months ended June 30, 2004 as compared to the same period in 2003. The decrease is due to one time settlements of $45 million from companies emerging from bankruptcy. Also, decreased revenues and better collections practices, allowing us to reduce our overall reserve an additional $8 million.

        Property and other taxes decreased $14 million, or 13%, for the three months ended June 30, 2004 compared to the same period in 2003. Reduced property taxes are primarily attributed to changes in property tax estimates recorded based on less locations and taxable property and lower gross receipts taxes incurred related to lower revenue levels in 2004.

        Non-employee related costs, such as real estate, insurance, marketing and advertising, net of amounts capitalized, increased $26 million, or 27%, for the three months ended June 30, 2004 as compared to the same period in 2003. The increase is primarily attributable to increased external commissions and increased marketing and advertising costs in the 2004 period. Prior to 2004, commission expenses were paid by QSC and allocated to us as an affiliate cost.

        Affiliate costs decreased $15 million, or 4%, for the three months ended June 30, 2004 as compared with the same period in 2003. As noted above, external commission expenses, previously included in affiliate costs are now directly paid by us and included in non-employee costs.

SG&A—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        SG&A, as a percentage of revenue, was 27% for the six months ended June 30, 2004 as compared to 28% for the six months ended June 30, 2003. Total SG&A decreased $112 million, or 7%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The SG&A decline is consistent with our ongoing efforts to improve operational efficiencies although we have been unable to achieve savings in certain costs such as employee benefits, as discussed above in Expense Trends.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees, decreased $51 million or 12% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease can be attributed to reductions in total salaries and wages due to downsizing of employee numbers, a decrease in professional fees related to accounting and network enhancement costs and decreased fees related to providing certain features. These decreases were offset by increases in employee benefits and overtime expense.

        Property and other taxes decreased $49 million, or 24%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The cause of the reduction in property and other taxes was due both to changes in property tax estimates recorded based on fewer locations and less taxable property and a one-time expense reduction from a successful property tax appeal for the six months ended June 30, 2004.

        Bad debt expense decreased $61 million, or 95%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 as a result of one-time settlements of $47 million from companies emerging from bankruptcy. Also, reduced revenue levels and better collection practices allowed us to reduce our overall reserve an additional $8 million.

        Non-employee related costs increased $73 million, or 36%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase can be primarily attributed to the $46 million increased spending for marketing and advertising programs, and a $15 million increase in external commissions expenses. Prior to 2004, commission expenses were paid by QSC and allocated to us as an affiliate cost. Beginning in 2004, commissions were paid directly by us.

        Affiliate costs decreased $24 million, or 4%, for the six months ended June 30, 2004 as compared with the same period in 2003. As noted above, external commission expenses, previously included in affiliate costs are now directly paid by us and included in non-employee costs.

Combined Pension and Post-Retirement Benefits

        Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $50 million in the second quarter of 2004 and $54 million, in the second quarter of 2003. We recorded a net pension expense of $106 million and $108 million for the six months ended June 30, 2004 and 2003, respectively. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales and the remaining balance included in SG&A.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial Accounting Standards Board, ("FASB"), Staff Position No. 106-1 and 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost until the adoption of the final authoritative guidance on accounting for the Act is required in the third quarter of 2004. When adopted, the accounting guidance could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Act.

Depreciation

        Depreciation expense for the three months ended June 30, 2004 decreased $17 million, or 3%, compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, depreciation expense decreased $44 million, or 4%, when compared to the same period of 2003. The decrease was the result of the third quarter 2003 wireless impairment and reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions during the period.

Intangible Assets Amortization

        Amortization expense increased $11 million, or 13%, for the three months ended June 30, 2004 compared to the same period in 2003. For the six months ended June 30, 2004, amortization expense increased $23 million, or 14% compared to the same period in 2003. The increase was attributed to increases in capitalized software.

Impairment and Restructuring Charges

        The restructuring reserve for the three and six months ended June 30, 2004, included charges of $54 and $57 million respectively, for the severance benefits pursuant to established severance policies and was partially offset by reversal of prior charges. QCII reviewed our employee levels in certain areas of our business and as a result, identified 1,700 employees from various functional areas to be terminated as a part of this restructuring for the six months ended June 30, 2004. As a result of these restructuring activities, we expect to realize annualized savings of approximately $170 million.

        In conjunction with our effort to sell certain assets we determined that the carrying amounts were in excess of their expected sales price, which indicated that our investments in these assets may have been impaired at that date. In May 2004, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of our pay phones and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our assets relating to our pay phone business were fully impaired by an aggregate amount of $19 million.

Total Other Expense—Net

        Other expense—net, includes interest expense, net of capitalized interest and other income—net, which includes interest income. Components of other expense—net are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Interest expense—net	$146	$139	$7	5%	$294	$276	$18	7%
Other income	(5)	(6)	1	17%	(9)	—	(9)	nm

Total other expenses—net	$141	$133	$8	6%	$285	$276	$9	3%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense—net, increased $18 million or 7% for the six months ended June 30, 2004 compared to the same period ended 2003. The increase was attributable to higher average debt balances during the period, although total debt levels are lower as of June 30, 2004. Additionally, amortization of debt issuance expense, included in interest expense, is higher in the six months ended June 30, 2004, as compared to the same period in the prior year.

Loss From Discontinued Operations.

        On April 30, 2004, our direct parent, Qwest Service Corporation ("QSC"), made capital contributions of $2.185 billion to us. We, in turn, made capital contributions of the same amount into Qwest Wireless, which used these proceeds to pay down its $2.185 billion in outstanding affiliate borrowings due to related parties.

        On May 1, 2004, we transferred ownership of Qwest Wireless. The transfer was made in the form of a dividend to QSC, our direct parent, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are accounted for as discontinued operations.

Income Tax Provision

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for the three months ended June 30, 2004 increased to 39.3% as compared to 37.9% for the three months ended June 30, 2003. The rate also increased to 39% for the six months ended June 30, 2004 as compared to 38.2% for the six months ended June 30, 2003. The change reflects an annual accrual adjustment for our state income tax liabilities.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of Qwest Services Corporation, ("QSC") which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us, impacts on our credit ratings and access to capital markets.

        As of June 30, 2004 and December 31, 2003, QCII and its consolidated subsidiaries had total borrowings of $17.3 billion and $17.5 billion, respectively. Some of the borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.6 billion and $2.7 billion as of June 30, 2004 and December 31, 2003, respectively. Our working capital deficit decreased $1.1 billion when compared to December 31, 2003. The decrease was primarily due to the retirement of $2.2 billion of affiliate borrowings related to the discontinuance of Qwest Wireless operations, partially offset by an increase in dividend liability in the amount of $497 million and ongoing capital expenditures. Due to the repayment of these borrowings and the transfer of Qwest Wireless to an affiliate, going forward we will not be directly impacted by either the results of operations or by borrowings of Qwest Wireless.

        Since December 31, 2003, the following events have occurred impacting our working capital:

  •
  On May 1, 2004, we redeemed all $100 million outstanding principal of our 5.65% notes due November 1, 2004 and all $41 million outstanding principal amount of our 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

  •
  On April 30, 2004, our direct parent, QSC, made a capital contribution of $2.2 billion to us. We in turn made a capital contribution of this same amount to Qwest Wireless, which used these proceeds to substantially pay off its borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate.

  •
  We paid cash dividends of $1.4 billion. We have historically declared and paid regular dividends to our parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings.

        The current working capital deficit at June 30, 2004 was primarily due to dividends that we declared to QSC and the current portion of long-term debt.

        As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments as further discussed in Note 7- Commitments and Contingencies in Item 1 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. Such judgments, or amounts paid by us or QCII if we enter into settlements of these matters, may cause us or QCII to draw down significantly on cash reserves, which might require us or QCII to obtain additional financing or explore other methods to generate cash. In that event, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In particular, to the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios in certain debt agreements will be adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition could also be affected, potentially impacting our credit ratings and access to capital markets. In addition, a three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 7—Commitments and Contingencies in Item 1 of this report.

        We expect that our 2004 capital expenditures will approximate 2003 levels.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if competitive pressures increase, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we or QCII become subject to significant judgments as further discussed in Note 7—Commitments and Contingencies in Item 1 of this report. We or QCII could be required to make significant payments that we do not have the resources to make. Such judgments, or amounts paid by us or QCII if we enter into settlements of these matters, may cause us to draw down significantly on cash reserves, which might require us to obtain additional financing or explore other methods to generate cash. Therefore, in the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected, potentially adversely affect its credit ratings, its ability to access the capital markets and its compliance with debt covenants. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII, our business operations and financial condition could also be affected, potentially impacting our credit ratings and access to capital markets. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 7—Commitments and Contingencies in Item 1 of this report.

Contingencies

        We and QCII are defendants in a number of legal actions, and QCII is the subject of a number of investigations by federal and state agencies. While we and QCII intend to defend against these actions vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal matters and the potential impact on our liquidity, please see Note 7—Commitments and Contingencies in Item 1 of this report and the Near-Term View and the Long-Term View above.

Historical View

Operating Activities

        We generated cash from operating activities of $1.6 billion and $2.7 billion for the six months ended June 30, 2004 and 2003, respectively, or a decrease of $1.1 billion. For the six months ended June 30, 2004, the decrease in cash provided by operating activities compared to 2003 resulted from a $362 million decrease in cash generated from operating income, a $533 million decrease in cash relating to intercompany tax payments (of which approximately $160 million relates to 2003 taxes) from our internal tax allocation and payment policy and a $173 million decrease in cash from changes in other working capital accounts. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. As in prior periods, we can attribute the current declines to intense competition, as evidenced by access line losses, pricing declines and reduction in access services revenue.

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2004, and thus no payment by QC to QCII would be required.

Investing Activities

        Cash used in investing activities was $794 million and $741 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities for the three months ended June 30, 2004 increased $53 million compared to the same period ended 2003 primarily as a result of a $69 million increase in capital expenditures in 2004. Although our capital spending remains historically low due to the drop in wireline demand, we are beginning to selectively spend capital for new product infrastructure and in markets with growth potential.

Financing Activities

        Cash used for financing activities was $1.3 billion through June 30, 2004 and $506 million for the same period ended 2003. The increase in cash used for financing activities reflected dividend payments of $1.410 billion to QSC during the six months ended June 30, 2004. At June 30, 2004, we were in compliance with all provisions or covenants of our borrowings.

Credit ratings

        The table below summarizes our long-term debt ratings at June 30, 2004 and December 31, 2003 and 2002. In June 2004, S&P and Fitch upgraded our rating three notches. The ratings as of June 30, 2004 are still in effect.

	June 30,	December 31,
	2004	2003	2002
S&P	BB-	B-	B-
Fitch	BB	B	B
Moody's	Ba3	Ba3	Ba3

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A BB rating indicates that the issuer is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. The plus or minus symbols show relative standing within major categories.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A BB rating indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met.

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

        As of June 30, 2004 and at December 31, 2003, approximately $1.3 billion of floating-rate debt was exposed to changes in interest rates. As of June 30, 2004 and December 31, 2003, we had approximately $750 million and $850 million respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $5.7 billion and $5.8 billion of long-term fixed rate debt at June 30, 2004 and at December 31, 2003, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $400 million at June 30, 2004 and December 31, 2003. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $400 million and $500 million at June 30, 2004 and December 31, 2003, respectively

        As of June 30, 2004, we had $453 million of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the recent decision allowing for number portability from wireline to wireless phones.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report for more information regarding trends affecting our access lines.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, video services and VoIP services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our debt securities and our ability to service our debt.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations of QCII currently being conducted by the Securities and Exchange Commission ("SEC") and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt securities and on our ability to access the capital markets.

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of QCII initiated on March 8, 2002. QCII is continuing in its efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified QCII accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in the QCII annual report on Form 10-K for the year ended December 31, 2002. The investigation also includes inquiry into disclosure and other issues related to transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII.

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII's business. QCII believes the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        While QCII is continuing in its efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, QCII cannot predict the outcome of those investigations. QCII has engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of it. QCII has provided a reserve for this matter and its securities actions (see Note 7—Commitments and Contingencies in Item 1 of this report), but it cannot predict the likelihood of whether the discussions with the SEC staff will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, QCII would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements QCII has made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of QCII's recorded reserve, and the entry of a court order that would require, among other things, that QCII and its officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's June 30, 2000 acquisition of US WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States of America ("GAAP"). At the date of this filing, no action has been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        On June 17, 2004, in connection with an informal investigation, QCII received a letter from the SEC requesting certain information concerning the methodologies used to calculate its number of customers, subscribers and access lines. QCII believes that similar requests have been made to various other companies in the telecommunications sector. QCII is cooperating with the SEC in this matter. On July 23, 2004, QCII received from the FCC a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by QCII. The FCC has requested that QCII review information QCII submitted to the FCC for 2003 and affirm its accuracy or file appropriate revisions of these submissions. QCII believes that similar requests from the FCC have also been made to other telecommunication companies.

        Also, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII is cooperating fully with the

GSA and believes that it and we will remain suppliers of the government; however, if it and we are not allowed to be suppliers to the government, it and we would lose the ability to expand the services it and we could provide to a purchaser of telecommunications services that has historically represented between 1% and 2% of QCII's consolidated annual revenues.

        An adverse outcome with respect to one or more of the SEC investigations, the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon us.

Major lawsuits have been brought against QCII involving its accounting practices and other matters. The outcomes of these lawsuits and other lawsuits affecting us may have a material adverse effect on our business, financial condition and operating results.

        Several lawsuits have been filed against QCII, as well as certain of QCII's past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see Note 7—Commitments and Contingencies in Item 1 of this report.

        The investigations and securities actions described in Note 7—Commitments and Contingencies in Item 1 of this report present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and securities actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. As QCII has previously disclosed, QCII continues to engage in discussions for purposes of resolving certain of these matters. In December 2003, QCII recorded a reserve in its condensed consolidated financial statements for the estimated minimum liability associated with certain of these matters. It recently increased this reserve by an additional $300 million, bringing the aggregate amount of the reserve to $500 million. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve QCII has provided. We can give no assurances as to the impacts on our or QCII's financial results or financial condition that may ultimately result from these matters.

        QCII continues to defend against the securities actions vigorously. QCII is currently unable to provide any estimate as to the timing of the resolution of the investigations or securities actions. Any settlement of or judgment in one or more of these matters in excess of QCII's recorded reserves could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

        Further, given the size and nature of QCII's and our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could reduce investor confidence in us and affect our business opportunities.

        As a result of QCII's accounting issues and the increased scrutiny of financial disclosure, investor confidence in QCII has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices.

In addition, as discussed earlier, the SEC and the U.S. Attorney's Office are currently conducting investigations including, without limitation, inquiries into several specifically identified accounting practices and transactions and related disclosures and QCII's earnings release for the fourth quarter and full year 2000.

        A criminal trial of four former employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge. A retrial of the fourth former employee is expected to take place in the second half of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our debt securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utilities commissions and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all of these requirements at any single point in time.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of June 30, 2004, the face value of our consolidated debt was $7.6 billion, excluding affiliate borrowings, which is included in QCII's total consolidated debt of $17.3 billion as of such date. A considerable amount of our and QCII's debt obligations comes due over the next few years. While we currently believe we, together with QCII, will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 7—Commitments and Contingencies in item 1 of this report and in "Liquidity and Capital Resources" above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

        QCII's high consolidated debt levels could adversely impact our credit ratings. Additionally, the degree to which we, combined with QCII, are leveraged may have important limiting consequences on us, such as:

  •
  placing us at a competitive disadvantage as compared with our less leveraged competitors;

  •
  making us more vulnerable to the current or future downturns in general economic conditions or in any of our businesses;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth, if circumstances underlying our expectations change, we may be unable to further significantly reduce our capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements.

The cash needs of our affiliated companies consume a significant amount of the cash we generate.

        We have historically declared and paid regular dividends to our parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings.

The debt agreements of QCII and Qwest will allow each to incur significantly more debt, which, if incurred, could exacerbate the other risks described herein.

        The terms of QCII's and our debt instruments permit QCII and us to incur additional indebtedness. Such debt may be necessary to comply with regulatory obligations to maintain QCII's or our assets, to satisfy regulatory service obligations, to adequately respond to competition or for financial reasons alone. Incremental borrowings or borrowings at maturities that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2003 Form 10-K describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our condensed consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our condensed consolidated financial statements and related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Under the supervision and with the participation of QCII's management, including QCII's Chief Executive Officer and Chief Financial Officer, QCII evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

Matters Resolved in the First and Second Quarters of 2004

        Section 271 of The Communications Act of 1934 as amended by The Telecommunications Act of 1996, or the Act, prohibited QCII from providing InterLATA long-distance services within its traditional 14-state (in-region) local service area prior to the FCC granting state specific authority for it to provide those services. For QCII to merge with U S WEST it was necessary for QCII to divest its in-region long-distance operations prior to completing the Merger in June 2000. In 2001, the FCC began an investigation of QCII's compliance with the divestiture of in-region InterLATA services and QCII's ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, QCII disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, QCII made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. The consent decree compliance plan required QCII to strengthen its internal controls to prevent the sales and provisioning of in-region InterLATA private line services prior to receiving FCC approval for such sales, and required QCII to not sell any operational InterLATA telecommunications facilities in Arizona or Minnesota prior to obtaining FCC approval to provide InterLATA long distance services in those states and to not sell such facilities in any in-region state prior to complying with the Act's separate affiliate requirements related to providing such facilities or services. These compliance plan requirements expired on December 15, 2003, when the FCC order approving QCII's last in region 271 application to provide InterLATA services became effective.

        The FCC also instituted an investigation into whether QCII may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of its application to provide such services in that state. In May 2004, QCII and the FCC entered into a consent decree to resolve this matter with QCII making a voluntary payment of $100,000 to the U.S. Treasury and adopting a compliance plan which strengthens QCII's controls of its outbound telemarketing agents. The compliance plan will sunset 12 months from the May 28, 2004 effective date of the FCC order adopting the consent decree.

        In 2003, Arizona initiated formal proceedings regarding our alleged failure to file required agreements in that state. On April 14, 2004, the Arizona Corporation Commission ordered us to issue bill credits or pay cash totaling approximately $11.7 million to Arizona CLECs on the basis of a settlement among three CLECs and us. The commission also ordered us to pay penalties of approximately $8.8 million to the state treasury. We paid the penalty in May 2004 and are in the process of issuing the credits. Also in 2003, we received a Notice of Apparent Liability from the FCC, which recommended penalties of $9 million for alleged delays in filing 46 agreements in Arizona and Minnesota. We also paid this amount in May 2004.

        In November 2003, QCII reached a settlement with certain of its insurance carriers over disputes concerning their attempts to rescind or otherwise deny coverage under QCII's director and officer liability insurance policies and employee benefit plan fiduciary liability policies that could provide coverage for, among other things, the SEC and U.S. Attorney's Office investigations and the securities actions and derivative actions described in Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q. The use and allocation of the $200 million of the proceeds of this settlement placed into trust was not resolved between QCII and individual insureds at the time of the settlement, but QCII subsequently reached agreement with certain individual insureds in July 2004. Under this agreement, the $200 million of proceeds has been divided into the following four funds, which will be administered by a claims trustee:

  •
  the first fund is in the amount of $115 million and is for the use of both QCII and the individual insureds. Proceeds from this fund may be applied to settlement of pending litigation (upon joint application of QCII and at least 75% of the individual insureds), payment of defense costs for or on behalf of individual insureds and QCII and payment of other losses;

  •
  the second fund is in the amount of $30 million and is for the sole use of QCII;

  •
  the third fund is in the amount of $30 million and is for the sole use of the individual insureds; and

  •
  the fourth fund is in the amount of $25 million and is for the use of QCII pursuant to the conditions prescribed in the settlement of the derivative litigation, described in Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q.

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

(
)     Previously filed.

(b)
Reports on Form 8-K:

        We filed the following report on Form 8-K during the second quarter of 2004:

        On May 17, 2004, we filed a report on Form 8-K announcing that, on May 1, 2004, we transferred to an affiliate ownership of our subsidiary, Qwest Wireless LLC, which was the entity through which we held our wireless assets and conducted our wireless operations.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qwest Corporation
By:	/s/ JOHN W. RICHARDSON Senior Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)

August 6, 2004