Form 10-Q
period 2004-09-30
QWEST CORP
filed 2004-11-12
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
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

        On October 31, 2004, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION
FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
Glossary of Terms
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and nine months ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets—September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2004 and 2003 (unaudited)
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

  •
  Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmissions technology to support voice, video and data communications applications over regular telephone lines.

  •
  Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  InterLATA long-distance services. Telecommunications services including "800" services that cross LATA boundaries.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$2,286	$2,498	$7,010	$7,610
Operating revenues—affiliates	274	213	731	564

Total operating revenues	2,560	$2,711	7,741	8,174
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	546	583	1,624	1,670
Cost of sales—affiliates	72	107	242	308
Selling, general and administrative	388	409	1,183	1,296
Selling, general and administrative—affiliates	279	347	885	974
Depreciation	583	603	1,742	1,807
Impairment charge	18	—	37	—
Intangible assets amortization	87	87	274	252
Restructuring and other charges	—	—	56	23

Total operating expenses	1,973	2,136	6,043	6,330

Operating income	587	575	1,698	1,844

Other expense (income):
Interest expense—net	144	148	439	424
Other income—net	(5)	—	(15)	—

Total other expense—net	139	148	424	424

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	448	427	1,274	1,420
Income tax expense	174	166	496	544

Income from continuing operations	274	261	778	876
Loss from discontinued operations, net of taxes of $0, $111, $34 and $152, respectively	—	175	53	238

Income before cumulative effect of change in accounting principle	274	86	725	638
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $0, and $139, respectively	—	—	—	219

Net income	$274	$86	$725	$857

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$452	$921
Accounts receivable—net	1,142	1,323
Accounts receivable—affiliates	154	126
Deferred income taxes	106	154
Prepaid and other assets	264	313
Assets associated with discontinued operations	—	357

Total current assets	2,118	3,194
Property, plant and equipment—net	15,616	16,420
Intangible assets—net	848	976
Other assets	1,344	1,347

Total assets	$19,926	$21,937

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$453	$881
Accounts payable	410	555
Accounts payable—affiliates	591	591
Dividends payable—QSC	1,032	199
Accrued expenses and other current liabilities	831	956
Liabilities associated with discontinued operations	—	2,134
Deferred revenue and advanced billings	538	548

Total current liabilities	3,855	5,864
Long-term borrowings (net of unamortized debt discount of $158 million and $157 million, respectively—see Note 4)	7,136	6,874
Post-retirement and other post-employment benefit obligations	2,849	2,773
Deferred income taxes	2,255	2,661
Other long-term liabilities	509	688

Total liabilities	16,604	18,860

Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock—one share without par, owned by QSC	10,134	8,236
Note receivable—affiliate	—	(286)
Accumulated deficit	(6,812)	(4,873)

Total stockholder's equity	3,322	3,077

Total liabilities and stockholder's equity	$19,926	$21,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$725	$857
Adjustments to net income:
Loss from discontinued operations, net of taxes of $34 and $152, respectively	53	238
Depreciation and amortization	2,016	2,059
Provision for bad debts	14	100
Cumulative effect of change in accounting principle—net	—	(219)
Impairment charge	37	—
Deferred income taxes	(358)	335
Income tax benefit distributed to QSC	(32)	(112)
Other non-cash items	17	12
Changes in operating assets and liabilities:
Accounts receivable	298	169
Accounts receivable—affiliate	(29)	107
Prepaid and other current assets	58	93
Prepaid income taxes—QSC	—	198
Accounts payable, accrued expenses and other current liabilities	(264)	99
Accounts payable—affiliate	59	46
Deferred revenue and advance billings	(147)	(162)
Other long-term assets and liabilities	(104)	37

Cash provided by operating activities	2,343	3,857

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,137)	(1,178)
Other	10	(23)

Cash used for investing activities	(1,127)	(1,201)

FINANCING ACTIVITIES
Collection on note receivable—affiliate	332	—
Repayments of current portion of long-term borrowings	(747)	(1,237)
Proceeds from long—term borrowings	575	1,729
Dividends paid to QSC	(1,831)	(1,930)
Equity Infusion from QSC	2,185	—
Payment of current borrowings—affiliate by Qwest Wireless	(2,185)	—
Debt issuance costs	(9)	(36)
Other	(5)	—

Cash used for financing activities	(1,685)	(1,474)

CASH AND CASH EQUIVALENTS
Net cash generated by discontinued operations	—	(10)
(Decrease) increase in cash	(469)	1,182
Beginning balance	921	227

Ending balance	$452	$1,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

        We made certain reclassifications to prior balances to conform to the current presentation. In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2003. The condensed consolidated results of operations for the three and nine-month periods ended September 30, 2004 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

        Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of Qwest Wireless are reported as loss from discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004. See Note 2 for additional information on the results of Qwest Wireless.

Stock Based-Compensation

        Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25"), under which no compensation expense is recognized for QCII's options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of

Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net income:
As reported	$274	$86	$725	$857
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	—	1	(1)	2
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5)	(6)	(15)	(21)

Pro forma	$269	$81	$709	$838

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

This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143 on January 1, 2003. The net income impact of the adoption for the nine months ended September 30, 2003 is $219 million ($365 million less the $7 million charge disclosed above, net of income taxes of $139 million). Beginning January 1, 2003, the net costs of removal related to these assets are being charged to our consolidated statement of operations in the period in which the costs are incurred.

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") in the first quarter of 2004. The adoption of FIN No. 46R did not have a material impact on us.

        Our employees participate in the QCII pension and other post-employment benefits plans. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Medicare Act") became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued final guidance on how employers that provide post-retirement health care benefits should account for the Medicare Act. In the third quarter of 2004, QCII adopted the provisions of FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Accounting for the government subsidy provided under the Medicare Act reduced our allocated portion of the QCII accumulated post-retirement benefit obligation by $203 million. The Medicare Act reduced the prescription drug expense component of our year-to-date 2004 post-retirement benefit expenses by $20 million before and after-tax. Due to the immaterial impact of the adoption of FSP 106-2 on our year-to-date statement of operations we recorded the $13 million impact from prior quarters in the third quarter and will not be restating our first and second quarter 2004 results. We expect that accounting for the Medicare Act will result in an annual decrease of $27 million from what our post-retirement health care benefit costs otherwise would be.

Note 2: Transfer of Qwest Wireless Operations

        On April 30, 2004, our direct parent, Qwest Service Corporation ("QSC"), made a capital contribution of $2.185 billion to us. We, in turn, made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to pay down its $2.185 billion in outstanding borrowings which were due to QSC.

        On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from us that previously were eliminated in our consolidation. These revenues will not be eliminated in the future and are shown below as "Qwest revenue from wireless operations."

        The following table presents the summarized results of operations related to our discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Wireless revenue	$—	$152	$168	$458
Qwest revenue from wireless operations	—	(40)	(43)	(113)

Net revenue	—	112	125	345
Costs and expenses:
Costs of services	—	61	64	182
Selling, general and administrative	—	281	88	387
Depreciation and amortization	—	16	7	50

Loss from operations	—	(246)	(34)	(274)
Other expense	—	40	53	116

Loss before income taxes	—	(286)	(87)	(390)
Income tax benefit	—	111	34	152

Loss from discontinued operations	$—	$(175)	$(53)	$(238)

        The following table presents the assets and liabilities associated with our discontinued operations, related to our transfer of ownership of Qwest Wireless to an affiliate, as of September 30, 2004 and December 31, 2003. No figures are included in this table for September 30, 2004, as ownership of Qwest Wireless operations was transferred on May 1, 2004.

	September 30, 2004		December 31, 2003
	(Dollars in millions)
Current transferred assets		$—	$9
Deferred income taxes		—	146
Property, plant and equipment, net		—	36
Other assets		—	166

Total assets associated with discontinued operations		$—	$357

Current borrowings—affiliates	$		$2,118
Current portion of liabilities associated with discontinued operations		—	27
Other long-term liabilities		—	(11)

Total liabilities associated with discontinued operations		$—	$2,134

        Current borrowings-affiliates represent short-term borrowings by Qwest Wireless on unsecured lines of credit from related parties. As noted above, on April 30, 2004 Qwest Wireless paid off its $2.185 billion in outstanding borrowings at that date.

Note 3: Impairment Charges

        In conjunction with our effort to sell certain assets we determined that the carrying amounts were in excess of their expected sales price, which indicated that our investments in these assets may have been impaired at that date. In the second quarter of 2004, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of our pay phones and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows on sales proceeds. We recorded an impairment charge of $19 million to reduce the carrying value of pay phone business to their estimated fair value based on recent selling prices for comparable assets. In the third quarter of 2004, we reviewed the carrying value of certain network supplies held for sale and determined that the carrying amounts were in excess of our expected sales price. We recorded an impairment charge of $18 million to reduce the carrying value of network supplies held for sale to the estimated fair value based on recent selling prices for comparable assets.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $119 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments is expected to reduce our depreciation expense by approximately $4 million in fiscal 2004 and approximately $8 million in subsequent fiscal years.

Note 4: Borrowings

        As of September 30, 2004 and December 31, 2003, our borrowings consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$446	$867
Current portion of capital lease obligations and other	7	14

Total current borrowings	$453	$881

Long-term borrowings:
Notes with various rates ranging from 5.50% to 9.125%, including LIBOR* plus 4.75%, with maturities from 2004 to 2043	$7,735	$7,887
Unamortized discount and other	(158)	(157)
Capital lease obligations and other	12	25
Less: current portion	(453)	(881)

Total long-term borrowings	$7,136	$6,874

*
London interbank offered rate

        In August 2004, we issued $575 million in notes with a seven-year maturity and a 7.875% interest rate. The notes are unsecured general obligations and will rank equally with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt. We plan to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the date of issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement's effectiveness, the rate at which cash interest accrues will increase to 8.125%. The aggregate net proceeds from the offering have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets. Substantially concurrent with the issuance of these notes, we purchased $569 million face amount of our 7.20% notes due November 1, 2004 for $587 million, including accrued interest of $13 million, resulting in a loss of $5 million on the extinguishment of this debt.

        In addition, concurrent with the issuance of the 7.875% notes described above, we entered into interest rate swap agreements relating to $575 million of the notes, to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the swap agreements is the London interbank offered rate ("LIBOR") plus 3.43%. The interest rate swap agreements are designated as fair-value hedges, which effectively converts this portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. We have determined that there is no ineffectiveness in regard to these swap agreements. The impact on interest expense from these transactions in the third quarter was minimal.

        On May 1, 2004, we redeemed all of the $100 million outstanding principal on our 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par.

Note 5: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of September 30, 2004 and December 31, 2003, the amounts included as current liabilities are $62 million and $58 million and the long-term portions are $10 million and $14 million, respectively. Charges to earnings for severance benefits have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Post Employment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and consisted primarily of cash severance, medical benefits, outplacement, payroll taxes and other benefits pursuant to established severance policies. Costs to exit leased operating facilities have been charged to earnings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

2004 Activities

        An analysis of activity associated with the new and existing restructuring plans as well as prior year restructuring plans is as follows:

	2004	2003	2002 and Prior
	Restructuring Plan	Restructuring Plan	Restructuring Plan	Totals
	(Dollars in millions)
Balance December 31, 2003	$—	$51	$21	$72
Provision	61	—	—	61
Utilization	(21)	(31)	(4)	(56)
Reversal	—	(2)	(3)	(5)

Balance September 30, 2004	$40	$18	$14	$72

        During the nine months ended September 30, 2004, we, as part of QCII's restructuring, identified specific employee reductions in various functional areas to balance our workload with business demands. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $61 million for severance benefits pursuant to established severance policies. Through September 30, 2004, approximately 1,650 of the 1,800 planned employee reductions had been completed. Severance payments generally extend from two to twelve months. The remaining reductions are expected to occur over the next twelve months. Through September 30, 2004, we utilized $21 million of the 2004 restructuring reserves for severance payments.

        As of September 30, 2004, 1,500 of the 1,600 planned employee reductions under the 2003 restructuring plan had been completed. During the nine months ended September 30, 2004, $31 million of the restructuring reserve was used mainly for severance payments, and $2 million of the reserve was reversed.

        In prior periods, as a part of the 2002 and prior restructuring plans, we permanently abandoned 25 leased facilities with lease terms up to five years. We utilized $4 million of the previously established restructuring provisions during the nine months ended September 30, 2004 mainly for real estate payments and exit costs associated with terminated leases and reversed $3 million of the restructuring reserve during the same period. We expect the balance of the reserve to be utilized primarily to pay remaining lease payments.

Note 6: Contributions to QCII Segments and Revenue Information

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K/A for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide discrete financial information for QC to a CODM on a regular basis.

        Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 2—Transfer of Qwest Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII's wireline services segment. As such, we no longer report our contribution to QCII's segments as this information does not differ materially from our consolidated statements of operations. However, we continue to provide the following enterprise-wide information on revenues from external customers for each group of similar products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Voice services	$1,755	$1,968	$5,399	$5,994
Data and Internet services	530	525	1,603	1,601
Other services	1	5	8	15

Total operating revenue	$2,286	$2,498	$7,010	$7,610

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

Note 7: Commitments and Contingencies

Legal Proceedings Involving Qwest

        Throughout this report, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he, she or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

Securities Action

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, QCII, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that QCII and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish QCII's June 30, 2000 acquisition of U S WEST, Inc., or the Merger, to make QCII appear successful and to inflate the value of QCII's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act of 1933, as amended, or the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified below. Plaintiffs moved to remand the lawsuit back to state court, which defendants opposed. On September 23, 2004, the court issued an order granting plaintiffs' motion for remand.

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

        The Minnesota Commission issued its final, written decision imposing various penalties, credits and obligations on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa, South Dakota and Oregon have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. New Mexico CLECs also have filed testimony requesting carrier credits. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utilities Commission, or PUC, submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the

Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement, which is subject to approval by the Washington Commission, does not require Qwest to provide any credits to CLECs. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Oregon has opened a formal docket to consider a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. On October 8, 2004, the Nebraska Supreme Court issued an order dismissing Qwest's appeal on procedural grounds. Qwest has filed for reconsideration of the Nebraska Supreme Court decision. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds. In addition, Nextel has filed an arbitration requesting refunds due to alleged improper implementation of the signaling services. These actions by Illuminet and Nextel, together with any similar, future actions, could result in additional damages and awards that could be significant.

        In 2001, during the course of obtaining New Mexico state regulatory commission approval for an alternative form of regulation that included defined increases in local exchange telephone rates, we made a commitment to invest in communications infrastructure in New Mexico. The New Mexico regulatory commission has opened a docket to gather information and to investigate whether we are in compliance with or are likely to meet that commitment. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate, we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

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

Investigations and Securities Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these QCII matters; however, QCII has recently settled the investigation of it by the SEC, as described in more detail in "Note 8—Subsequent Events" below. In December 2003, QCII recorded a charge in its consolidated financial statements amounting to $200 million in connection with these matters, and, in June 2004, QCII recorded an additional charge of $300 million. The total reserve as of June 2004 included a reserve for the SEC investigation that was settled in October 2004. QCII recently recorded a further charge of $250 million, bringing the aggregate reserve to $750 million, which represents the payment to be made to the SEC (as discussed in more detail in "Note 8—Subsequent Events" below) and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions described below.

        QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the $500 million in recorded reserve that will remain after QCII has paid the amounts owed under the SEC settlement is insufficient to cover these other matters, QCII will need to record additional charges to its statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it may ultimately incur could be substantially more than the reserve it has provided.

        At this time, QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of $200 million of insurance proceeds, consisting of $143 million of cash and $57 million of irrevocable letters of credit, that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities and derivative actions described below.

        QCII continues to defend against the securities actions vigorously. However, QCII is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserves could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. As a wholly-owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

Investigations

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in QCII's annual report on Form 10-K/A for the year ended December 31, 2002 and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with it. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

        Also, on June 17, 2004, in connection with an informal investigation, QCII received a letter from the SEC requesting certain information concerning the methodologies used to calculate its number of customers, subscribers and access lines. QCII believes that similar requests have been made to various other companies in the telecommunications sector. QCII is cooperating with the SEC in this matter. On July 23, 2004, QCII received from the FCC a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by QCII. The FCC has requested that QCII review information it submitted to the FCC for 2003 and affirm its accuracy or file appropriate revisions of these submissions. QCII believes that similar requests from the FCC have also been made to other telecommunications companies.

        In addition, as the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII has been informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in

February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the Federal government; however, if it and we are not allowed to be suppliers to the Federal government, it and we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of QCII's consolidated annual revenue.

Securities Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against QCII alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action."

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and July 28, 2002, and names as defendants QCII, QCII's former Chairman and Chief Executive Officer, Joseph P. Nacchio, QCII's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of QCII's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, QCII and certain of the individual defendants made materially false statements regarding the results of QCII's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and certain of the individual defendants sold some of their shares of QCII's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that QCII and certain other defendants violated section 11 of the Securities Act, by preparing and disseminating false registration statements and prospectuses for the registration of QCII common stock to be issued to U S WEST shareholders in connection with the Merger, and for the exchange of $3 billion of QCII's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of QCII's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of QCII's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on QCII's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars. On March 8, 2004, QCII and other defendants filed motions to dismiss the Fifth Consolidated Complaint. Those motions are pending before the court.

        Since March 2002, seven putative class action suits brought under the Employee Retirement Income Security Act of 1974, as amended, were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. These suits also purport to seek relief on behalf of the Plan. By court order, these putative class actions have been consolidated and a Second Amended and Consolidated Complaint was filed on May 21, 2003, referred to as the "consolidated ERISA action". An eighth case was filed in June 2004, which, although not a putative class action, purports to seek relief on behalf of the Plan. This case contains allegations similar to those in the consolidated ERISA action, and thus QCII expects it to be consolidated with that action. Defendants in the consolidated ERISA action include QCII, several former and current directors of QCII, certain former officers of QCII, Qwest Asset Management, QCII's Plan Design Committee, the former Plan Investment Committee and the former Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action alleges, among other things, that the defendants breached fiduciary duties to the Plan participants and beneficiaries by allegedly allowing excessive concentration of the Plan's assets in QCII's stock, requiring certain participants in the Plan to hold the matching contributions received from QCII in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in QCII's stock, continuing to offer QCII's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring QCII's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of QCII's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. In response to motions to dismiss the consolidated ERISA action, the court dismissed claims regarding the voting of shares in favor of the Merger, and denied the remainder of those motions. Plaintiffs moved for class certification. The court has denied that motion but has instructed the plaintiffs to file a modified motion for class certification. Plaintiffs have filed a new motion for class certification.

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

        On February 9, 2004, Stichting Pensioenfonds ABP, or SPA, filed suit against QCII, certain of QCII's former officers and employees, certain of QCII's current and former directors, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. QCII and certain other defendants moved to dismiss that complaint. On July 7, 2004, while those motions were pending, SPA filed an amended complaint. SPA alleges in its amended complaint that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in QCII's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. SPA alleges claims against QCII and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs. Defendants have filed motions to dismiss the amended complaint. These motions are pending.

        On March 22, 2004, Shriners Hospital for Children, or SHC, filed suit against QCII, certain of its former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, SHC filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against QCII and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. SHC alleges compensatory damages of $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees. Defendants have filed motions to dismiss the amended complaint. These motions are pending.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana, or TRSL, filed suit against QCII, certain of its former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, TRSL filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against QCII and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees. Defendants have filed motions to dismiss the amended complaint. These motions are pending.

        On September 22, 2004, a number of New York City pension and retirement funds ("NYC Funds") filed a lawsuit against QCII, certain of its former officers and employees, certain of its current and former directors, as well as several other defendants, including Arthur Andersen LLP, Citigroup, Inc., and various affiliated corporations of Citigroup, Inc., in the United States District Court for the District of Colorado. The NYC Funds allege in their complaint that the defendants engaged in fraudulent conduct that caused NYC Funds to lose more than $300 million related to NYC Funds' investments in QCII common stock and bonds purchased between May 1, 1999 and July 28, 2002. The complaint alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects. NYC Funds allege claims against QCII and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause QCII to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than QCII. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against QCII and certain current and former officers and directors on behalf of stockholders of

U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. In September 2002, QCII filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. Additionally, QCII recently filed motions asking the court to rule on certain discrete issues of law affecting the action. The case is now in the class certification stage, which QCII is challenging. Plaintiffs' motion for class certification and QCII's motions for rulings on certain discrete issues of law affecting the action are set for a hearing on November 19, 2004.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against QCII on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in QCII's favor. A new Louisiana class action complaint has been filed, and QCII is challenging class certification. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois and Tennessee proceedings. Class certification has not been resolved yet in the other proceedings. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenged QCII's right to install fiber optic cable in any right-of-way, including public highways, but this case has been dismissed. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, QCII filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing putative class action claims, except those in Louisiana. Accordingly, with the exception of the Louisiana actions, all other right of way actions were stayed. The settlement and the court's injunction were opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. On October 19, 2004, a panel of judges on the Seventh Circuit vacated the lower court's approval of the nationwide settlement class and the lower court's injunction against competing putative class actions. On November 2, 2004, QCII and the other defendants filed a petition for reconsideration by both the appellate panel that made the decision and by all of the judges on the Seventh Circuit.

        On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively,

"KMC"). We are seeking a declaration that a series of amended contracts and related consent agreements we executed with KMC and its lenders are not effective and to recoup other damages and attorneys' fees and costs. These contracts and related consent agreements would obligate us to pay a net incremental amount of approximately $110 million if determined to be effective. KMC subsequently asserted counterclaims for declaratory judgment and anticipatory breach of contract. We then filed an amended complaint on August 16, 2004, in order to amend and expand our claims and name additional defendants. Also on August 16, 2004, one of these additional defendants, General Electric Capital Corporation ("GECC"), filed a complaint in intervention, seeking to assert claims for declaratory judgment and anticipatory breach of contract against us. GECC and KMC seek a declaration that the relevant contracts are in effect, and claim unspecified damages for anticipatory breach of the contracts/consent agreements and their attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims. Defendants' motions to dismiss the second amended complaint were denied.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which QCII was a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants QCII, certain of QCII's former executives who were also on the supervisory board of KPNQwest, and others. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' fees and costs. After defendants moved to dismiss the first amended complaint, plaintiffs filed a second amended complaint in October 2004.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacity as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the United States District Court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' fees and costs. On October 4, 2004, defendants moved to stay the lawsuit and to compel arbitration of all claims.

        The IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves QCII's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes QCII's allocation of the costs between QCII and third parties for whom it was building similar network assets during the same time period. Similar claims have been asserted against QCII with respect to 1997 and 1998, and it is possible that claims could be made against QCII for other periods.

QCII is contesting these claims and does not believe the IRS will be successful. Even if they are, QCII believes that any significant tax obligations will be partially offset as a result of available net operating losses and tax sharing arrangements. Additionally, the IRS has issued a Notice of Proposed Adjustment of penalty in the amount of $37 million related to QCII's tax strategy, Contested Liability Acceleration Strategy ("CLAS"). In the second quarter of 2004, QCII recorded income tax expense of $136 million related to a change in the expected timing of deductions related to CLAS. QCII is contesting this claim and is seeking abatement of this penalty and interest. The ultimate outcomes of all these matters are uncertain and we can give no assurance as to whether an adverse result will have a material effect on our financial results.

Note 8: Subsequent Events

Settlement with the Securities and Exchange Commission

        On October 21, 2004, QCII entered into a settlement with the SEC, concluding a formal investigation concerning its accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against QCII in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to its financial reporting and disclosures. QCII agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment to be entered by the court. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins QCII from future violations of certain provisions of the securities laws and requires QCII to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which must be paid within 20 business days of the entry of the judgment and the second must be paid by December 31, 2005), plus $1 as nominal disgorgement. The reserve discussed in "Note 7—Commitments and Contingencies" in Item 1 of this report includes the $250 million civil money penalty to be paid to the SEC pursuant to the settlement. The payments for the settlement will be applied to the reserve when paid.

        The final judgment also requires QCII to maintain a Chief Compliance Officer with specified duties and to continue to cooperate with the SEC's ongoing investigation of individuals. At the time of the settlement, the SEC announced that the entire penalty amount would be distributed to investors pursuant to the Fair Fund provision of the Sarbanes-Oxley Act. QCII anticipates that this distribution will occur under the supervision of the federal district court pursuant to a plan of distribution to be proposed by the SEC and approved by the court

Debt-related Matters

        As described in Note 4—Borrowings, in August and September 2004, we purchased $569 million face amount of our 7.20% notes due November 1, 2004 for $587 million. On November 1, 2004, we repaid the remaining $181 million principal amount due under these notes.

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

        Certain statements set forth below under this caption constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

        We provide local telecommunications and related services, long-distance services, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We previously provided wireless services in our local service area through our wholly owned subsidiary Qwest Wireless. On April 30, 2004, our direct parent, Qwest Services Corporation ("QSC"), made a capital contribution to us of $2.185 billion. We in turn made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to pay down its $2.185 billion in outstanding borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate and no longer have wireless operations. The results of Qwest Wireless are included in loss from discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2004. See Note 2—Transfer of Qwest Wireless Operations to our consolidated financial statements in Item 1 of this report for more information.

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

  •
  InterLATA long-distance services;
  •
  Dedicated Internet access;
  •
  Virtual private network;
  •
  Internet dial access;
  •
  Web hosting; and
  •
  Professional services

        For certain other products and services we provide and for a variety of internal communications functions, we utilize QCII's fiber optic network to transport voice and data traffic. Also, through its fiber optic network, QCII provides nationally some data and Internet access services, including private line, ATM and frame relay, which are similar to what we provide within our local service area.

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

The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K/A for the year ended December 31, 2003. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with this filing. See further discussion in Note 6—Contributions to QCII Segments to our consolidated financial statements in Item 1of this report.

Settlement with the Securities and Exchange Commission

        On October 21, 2004, QCII entered into a settlement with the SEC, concluding a formal investigation concerning its accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against QCII in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to its financial reporting and disclosures. QCII agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins QCII from future violations of certain provisions of the securities laws and requires QCII to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which must be paid within 20 business days of the entry of the judgment and the second must be paid by December 31, 2005), plus $1 as nominal disgorgement. The reserve discussed in "Note 7—Commitments and Contingencies" includes the $250 million civil money penalty to be paid to the SEC pursuant to the settlement. The payments for the settlement will be made out of this reserve when paid.

        The final judgment also requires QCII to maintain a Chief Compliance Officer with specified duties and to continue to cooperate with the SEC's ongoing investigation of individuals. At the time of the settlement, the SEC announced that the entire penalty amount would be distributed to investors pursuant to the Fair Fund provision of the Sarbanes-Oxley Act. We anticipate that this distribution will occur under the supervision of the federal district court pursuant to a plan of distribution to be proposed by the SEC and approved by the court.

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

Revenue Trends

        Historically, at least 95% of our revenue came from our wireline services, including voice services and data and Internet services. However, on May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a result, substantially all of our reported revenue now comes from our wireline services.

        Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem and DSL substitution for dial-up Internet access lines. For the past two years, we have also experienced a decrease in access lines due to our competitors' accelerated use of UNE-P and unbundled local loops to deliver voice services. However, recent changes in some of our competitors' publicly announced strategy should result in fewer losses of access lines due to UNE-P. Recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with CLECs and data access service providers may help mitigate this downward pressure on wireline margins. However, with the current status of rules in doubt, we cannot predict how much or when the mitigation may occur.

        We have also begun to experience and expect increased competitive pressure from technology substitution and telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans in an effort to retain and attract customers. However, broadband services continue to be expanded geographically to allow more of our customers to convert from dial-up Internet connections to our DSL services.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell combined with regulatory and market-pricing stresses may continue to pressure operating margins.

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. We are also constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure as deemed necessary. The purpose of the costs saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future.    While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts and lower sales commission expense as a result of lower revenues and a revision to our sales compensation plan, we continue to experience offsetting increases in costs related to current employee health insurance costs. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment as discussed in Item 1 of our 2003 Form 10-K/A, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

Results of Operations

Overview

        We generate revenue from the provision of voice services, data and Internet services, other services and services to our affiliates. Certain prior periods revenue and expense amounts have been reclassified to conform to the current period presentation. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

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

  •
  Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN and asynchronous transfer mode, Internet services (such as DSL and Internet dial access) and related CPE.

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

        The following table summarizes our results of operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Operating revenue	$2,560	$2,711	$(151)	(6)%	$7,741	$8,174	$(433)	(5)%
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	618	690	(72)	(10)%	1,866	1,978	(112)	(6)%
Selling, general and administrative	667	756	(89)	(12)%	2,068	2,270	(202)	(9)%
Depreciation	583	603	(20)	(3)%	1,742	1,807	(65)	(4)%
Intangible assets amortization	87	87	—	nm	274	252	22	9%
Impairment, restructuring and other charges (credits)	18	—	18	nm	93	23	70	nm

Operating income	587	575	12	2%	1,698	1,844	(146)	(8)%
Other expense (income):
Interest expense—net	144	148	(4)	(3)%	439	424	15	4%
Other (income)—net	(5)	—	(5)	nm	(15)	—	(15)	nm

Total other expense—net	139	148	(9)	(6)%	424	424	—	0%
Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	448	427	21	5%	1,274	1,420	(146)	(10)%
Income tax expense	174	166	8	5%	496	544	(48)	(9)%

Income from continuing operations	274	261	13	5%	778	876	(98)	(11)%
Loss from discontinued operations net of taxes of $0, $111, $34 and $152, respectively	—	175	(175)	nm	53	238	(185)	(78)%

Income before cumulative effect of change in accounting principle	274	86	188	nm	725	638	87	14%
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $0 and $139	—	—	—	nm	—	219	(219)	nm

Net income	$274	$86	$188	nm	725	$857	(132)	(15)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenues for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Voice services	$1,755	$1,968	$(213)	(11)%	$5,399	$5,994	$(595)	(10)%
Data and Internet services	530	525	5	1%	1,603	1,601	2	0%
Other services	1	5	(4)	(80)%	8	15	(7)	(47)%
Affiliate services	274	213	61	29%	731	564	167	30%

Total non-affiliate operating revenue	$2,560	$2,711	$(151)	(6)%	$7,741	$8,174	$(433)	(5)%

        For a description of the products and services included in each revenue line item, see "Overview" above.

Operating revenue—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003:

        Total operating revenue decreased $151 million, or 6%, for the three months ended September 30, 2004 as compare to the three months ended September 30, 2003. The decrease is mainly attributed to a decline in voice services revenue driven primarily by loss of consumer and business access lines. Also, a migration of consumer and business customers to our new value packages with lower rates has caused an overall decrease in revenue for our local voice products.

Voice Services

        Voice services revenues decreased $213 million, or 11%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in voice services revenue was primarily driven by losses of consumer and business access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. The following table shows our access lines by channel as of September 30, 2004 and 2003. We may modify the classification of our access lines from time to time in our efforts to better approximate the relationship to the revenue channel (as described in our 2003 10-K/A). Consistent with the table below, the average net access line loss was approximately 1% for the four consecutive quarters ended September 30, 2004.

	As of
Access Lines	September 30, 2004	September 30, 2003	Increase/ (Decrease)	% Change
	(in thousands)
Consumer	9,434	10,247	(813)	(8)%
Business	4,447	4,676	(229)	(5)%
Wholesale	1,799	1,431	368	26%

Total	15,680	16,354	(674)	(4)%

        As shown above, between September 30, 2003 and September 30, 2004, total access lines declined by 674,000 or 4%. For the same 12 month period, we experienced consumer access line declines of 813,000, or 8% while business retail access lines declined by 229,000, or 5% during this period. Wholesale lines, which include UNE-P and UNE access lines and which are reflected in our wholesale channel, increased by 368,000, or 26%. The increase in UNE access lines partially offset the loss of consumer and business retail access lines, but because the pricing structure of UNEs generally involves lower rates, this transition has caused downward pressure on our revenue. Also, a migration of consumer and business customers to our new value packages with lower rates has caused a further overall decrease in revenue for our local voice products in excess of the rate of access line loss.

Data and Internet Services

        Data and Internet services revenue increased $5 million, or 1%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, since that time we have been recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. Although the number of consumer DSL subscribers is growing, Internet services rates, including DSL, are trending down as a result of increased competition. These increases in consumer DSL subscribers and related revenue were offset by wholesale data decreases due to customer losses and one-time credits to customers.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $61 million, or 29%, for the three months ended September 30, 2004 compared to the same period in 2003. The increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into the InterLATA long-distance business with the FCC's authorization of QCII's Section 271 filings. These services and related revenue increases were also impacted by increases in InterLATA customer levels, and increases in marketing, sales and billing and collection services provided to QCII's long-distance subsidiary.

Operating revenue—nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

Voice Services

        Voice services revenue decreased $595 million, or 10%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The voice services decrease was primarily the result of a decrease in local voice services revenue. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. See the access line loss trend table above for discussion on access line trends. The average access line loss per quarter was approximately 1% during the four quarters ended September 30, 2004. Also, a migration of consumer and business customers to our new value packages with lower rates has caused an overall decrease in revenue for our local voice products in excess of the rate of access line loss.

Data and Internet Services

        Data and Internet services revenue was relatively flat with an increase of $2 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. These increases were offset by a decline in in-region wholesale data and Internet services, a result of contract losses and renegotiations of contracts with some of our large, bankrupt customers. Also, Internet and DSL rates are trending down as a result of increased competition, although the number of DSL customers is increasing.

Affiliate Services

        Affiliate services revenue consists of telecommunications services provided to affiliated enterprises. Affiliate services revenue increased $167 million, or 30%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increases in affiliate services revenue were primarily caused by a migration of telecommunications services from third-party providers onto our network and by QCII's entrance into the InterLATA long-distance business with the FCC's authorization of QCII's Section 271 filings. These services and related revenue increases were also impacted by increases in InterLATA customer levels and increases in marketing, sales and billing and collection services provided to QCII's long-distance subsidiary.

Operating Expense

        The following table shows a breakdown of operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Operating expenses:
Cost of sales	$618	$690	$(72)	(10)%	$1,866	$1,978	$(112)	(6)%
Selling, general and administrative ("SG&A")	667	756	(89)	(12)%	2,068	2,270	(202)	(9)%
Depreciation	583	603	(20)	(3)%	1,742	1,807	(65)	(4)%
Intangible assets amortization	87	87	—	0%	274	252	22	9%
Impairment, restructuring and other charges	18	—	18	nm	93	23	70	nm

Total operating expenses	$1,973	$2,136	$(163)	(8)%	$6,043	$6,330	$(287)	(5)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Employee-related costs	$386	$397	$(11)	(3)%	$1,161	$1,152	$9	1%
Network costs	56	59	(3)	(5)%	146	152	(6)	(4)%
Non-employee-related costs	104	127	(23)	(18)%	317	366	(49)	(13)%
Affiliate costs	72	107	(35)	(33)%	242	308	(66)	(21)%

Total costs of sales	$618	$690	$(72)	(10)%	$1,866	$1,978	$(112)	(6)%

        Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, contracted engineering services and computer systems support.

Cost of Sales—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        Cost of sales as a percent of revenue was 24% for the three months ended September 30, 2004, compared to 25% for the three months ended September 30, 2003. Total cost of sales decreased $72 million or 10% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

        Employee-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs decreased $11 million, or 3%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease was driven by lower salaries and wages due to employee reductions resulting from our restructuring plans and changes in our pension credit resulting in a favorable year to date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses because some of the saved labor time had been spent on capital projects.

        Non-employee-related costs, such as real estate costs, professional fees and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), decreased $23 million, or 18%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease is primarily due to reduced access costs related to lower volumes.

        Affiliate costs decreased $35 million, or 33%, for the three months ended September 30, 2004 as compared with the same period in 2003. The decrease is primarily attributable to cost savings resulting from restructuring efforts by affiliate companies which have reduced overall affiliate costs and favorable adjustments by certain affiliates to clarify costs subject to affiliate billings.

Cost of Sales—Nine Months Ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Total cost of sales decreased $112 million, or 6%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The cost of sales decline is attributed to lower access costs along with reductions in salaries and wages from planned restructuring efforts, as discussed above in Expense Trends. Cost of sales as a percentage of revenue for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003 was 24%.

        Employee-related costs, such as salaries and wages, benefits, commissions and third-party customer service costs increased $9 million, or 1%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in employee-related costs was driven by an increase in overtime costs and an increase in amortization of deferred costs associated with deferred revenue partially offset by lower salaries and wages due to employee reductions resulting from our restructuring plans and changes in our pension credit resulting in a favorable year to date adjustment.

        Non-employee-related costs decreased $49 million, or 13%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in access costs is attributable to lower wholesale volumes in addition to a favorable settlement on a reciprocal compensation agreement.

        Affiliate costs decreased $66 million, or 21%, for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease is primarily attributable to cost savings resulting from restructuring efforts by affiliate companies which have reduced overall affiliate costs and favorable adjustments by certain affiliates to clarify costs subject to affiliate billings.

Selling, General and Administrative (SG&A) Expense

        The following table shows a breakdown of SG&A by major component for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Employee-related costs	$142	$153	$(11)	(7)%	$426	$465	$(39)	(8)%
Bad debt	11	36	(25)	(69)%	14	100	(86)	(86)%
Property and other taxes	90	96	(6)	(6)%	249	304	(55)	(18)%
Non-employee-related costs	145	124	21	17%	494	427	67	16%
Affiliate cost	279	347	(68)	(20)%	885	974	(89)	(9)%

Total SG&A	$667	$756	$(89)	(12)%	$2,068	$2,270	$(202)	(9)%

  SG&A—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A, as a percent of revenue, was 26% for the three month period ended September 30, 2004 and 28% for the same period in 2003. Total SG&A decreased $89 million, or 12%, for the three months ended September 30, 2004 as compared with the same period in 2003 for the reasons discussed below.

        Employee-related costs, such as salaries and wages, benefits, sales commissions and overtime decreased $11 million, or 7%, for the three months ended September 30, 2004 as compared to the same period in 2003. These decreases were due to reductions in administrative staffing levels and changes in our pension credit resulting in a favorable year to date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses because some of the saved labor time had been spent on capital projects.

        Bad debt expense decreased $25 million, or 69%, for the three months ended September 30, 2004 as compared to the same period in 2003. The decrease was primarily due to lower revenues, improved collection practices and tighter credit policies. Bad debt decreased as a percent of revenue from 1.33% to 0.43% for the three months ended September 30, 2004 compared to the same period in 2003.

        Property and other taxes decreased $6 million, or 6%, for the three months ended September 30, 2004 compared to the same period in 2003. Reduced property taxes are primarily attributed to changes in property tax estimates recorded based on fewer locations and taxable property and lower gross receipts taxes incurred related to lower revenue levels in 2004.

        Non-employee-related costs, such as real estate, insurance, marketing and advertising, net of amounts capitalized, increased $21 million, or 17%, for the three months ended September 30, 2004 as compared to the same period in 2003. The increase is primarily attributable to external commissions of $5 million, increased marketing and advertising costs of $6 million and an increase in costs charged to maintenance projects as opposed to capitalized projects. Prior to 2004, these external commission expenses were paid by QSC and allocated to us as an affiliate cost. Beginning in 2004, commissions were paid directly by us.

        Affiliate costs decreased $68 million, or 20%, for the three months ended September 30, 2004 as compared with the same period in 2003. The decrease is attributed primarily to one time charges of

$35 million in third quarter of 2003, reduction in costs of $16 million in 2004 related to the restructuring and outsourcing of certain information technology services and additional costs savings resulting from restructuring efforts by affiliate companies which have reduced overall affiliate costs. As noted above, external commission expenses, previously included in affiliate costs, are now directly paid by us and included in non-employee-related costs.

SG&A—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        SG&A, as a percentage of revenue, was 27% for the nine months ended September 30, 2004 as compared to 28% for the nine months ended September 30, 2003. Total SG&A decreased $202 million, or 9%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The SG&A decline is consistent with our ongoing efforts to improve operational efficiencies, resulting in reductions in employee-related costs, property and other taxes and bad debt as explained further below.

        Employee-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees, decreased $39 million or 8% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease is attributed to reductions in salaries, wages and bonuses related to the restructuring and changes in our pension credit resulting in a favorable year to date adjustment. In addition, commissions decreased due to lower revenue and changes in the commission plan. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Property and other taxes decreased $55 million, or 18%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The reduction was due in roughly equal parts to changes in property tax estimates recorded based on fewer locations and less taxable property and a first quarter one-time expense reduction from a successful property tax appeal.

        Bad debt expense decreased $86 million, or 86%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in bad debt expense is primarily due to one-time favorable settlements of $45 million from companies emerging from bankruptcy, lower revenue, improved collection practices and tighter credit policies. After adjusting for the one-time item in 2004, bad debt decreased as a percent of revenue from 1.22% to 0.76% for the nine months ended September 30, 2004 compared to the same period in 2003.

        Non-employee-related costs increased $67 million, or 16%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase can be primarily attributed to the $51 million increase in marketing and advertising programs and $20 million in external commission expenses. Prior to 2004, these external commission expenses were paid by QSC and allocated to us as an affiliate cost. Beginning in 2004, commissions were paid directly by us.

        Affiliate costs decreased $89 million, or 9%, for the nine months ended September 30, 2004 as compared with the same period in 2003. The decrease is attributed primarily to one time charges of $35 million in third quarter of 2003, reduction in costs of $16 million in 2004 related to the restructuring and outsourcing of certain information technology services and additional costs savings resulting from restructuring efforts by affiliate companies which have reduced overall affiliate costs. As noted above, external commission expenses, previously included in affiliate costs, are now directly paid by us and included in non-employee-related costs.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and other post-employment benefit plans. Our results include post-retirement benefit expenses allocated to us by QCII, net of pension credits, of $29 million in the third quarter of 2004 and $54 million in the third quarter of 2003. We recorded a net pension expense of $135 million and $162 million for the nine months ended September 30, 2004 and 2003, respectively. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales and the remaining balance included in SG&A. For the three months ended September 30, 2004, net pension expense was reduced by the year-to-date effect of adopting the Financial Accounting Standards Board Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The $23 million year-to-date effect of this benefit has been recognized in the three month period ended September 30, 2004. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

Depreciation

        Depreciation expense for the three months ended September 30, 2004 decreased $20 million, or 3%, compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, depreciation expense decreased $65 million, or 4%, when compared to the same period of 2003. The decrease was the result of reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions during the period.

Intangible Assets Amortization

        Amortization expense did not change for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, amortization expense increased $22 million, or 9% compared to the same period in 2003. The increase was attributed to increases in capitalized software.

Impairment and Restructuring Charges

        The restructuring reserve for the three months ended September 30, 2004 included charges of $4 million for severance benefits pursuant to established severance policies offset by $4 million reversal of charges from prior periods. The restructuring reserve for the nine months ended September 30, 2004 included charges of $61 million for the severance benefits pursuant to established severance policies partially offset by $5 million reversal of charges from prior periods. QCII reviewed our employee levels in certain areas of our business and as a result, identified 1,800 employees from various functional areas to be terminated as a part of this restructuring for the nine months ended September 30, 2004. As a result of these restructuring activities, we expect to realize annualized savings of approximately $176 million.

        In conjunction with our effort to sell certain assets we determined that the carrying amounts were in excess of their expected sales price, which indicated that our investments in these assets may have been impaired at that date. In the second quarter of 2004, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of our pay phones and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our assets relating to our pay phone business were fully impaired by an aggregate amount of $19 million. In third quarter of 2004, we reviewed the carrying value of certain network supplies held for sale and determined that the carrying amounts were in excess of our expected sales price. We recorded an impairment charge of $18 million to reduce the carrying value of network supplies held for sale to the estimated fair value based on selling prices for comparable assets.

Total Other Expense—Net

        Other expense—net, includes interest expense, net of capitalized interest and other income—net, which includes interest income. Components of other expense—net are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Increase/ (Decrease)	% change	2004	2003	Increase/ (Decrease)	% change
	(Dollars in millions)
Interest expense—net	$144	$148	$(4)	(3)%	$439	$424	$15	4%
Other income	(5)	—	(5)	nm	(15)	—	(15)	nm

Total other expenses—net	$139	$148	$(9)	(6)%	$424	$424	$—	0%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense—net, increased $15 million or 4% for the nine months ended September 30, 2004 compared to the same period ended 2003. The increase was attributable to higher average debt balances during the period, although total debt levels are lower as of September 30, 2004 than at September 30, 2003. Additionally, amortization of debt issuance costs, included in interest expense, is higher in the nine months ended September 30, 2004, as compared to the same period in the prior year due to an increase in the amount of unamortized debt issuance costs.

Income Tax Provision

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for the three months ended September 30, 2004 decreased to 38.8% as compared to 38.9% for the three months ended September 30, 2003. The rate increased to 38.9% for the nine months ended September 30, 2004 as compared to 38.3% for the nine months ended September 30, 2003. The change for the nine months ended September 30, 2004 reflects an increase in our state income tax liabilities and non-deductible expenses, partially offset by the non-taxable income associated with the Medicare Act subsidy.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us, impacts on our credit ratings and access to capital markets.

        As of September 30, 2004 and December 31, 2003, QCII and its consolidated subsidiaries had total borrowings of $17.2 billion and $17.5 billion, respectively. Some of the borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.7 billion, and $2.7 billion as of September 30, 2004 and December 31, 2003, respectively. Our working capital deficit decreased $933 million when compared to December 31, 2003. The reduction in working capital deficit was primarily due to the retirement of $2.185 billion of affiliate borrowings related to the discontinuance of Qwest Wireless operations partially offset by an increase in dividends payable of $833 million and ongoing capital expenditures. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We expect that our cash resources together with cash flow from operations will be sufficient to pay our current dividends payable balance over the next twelve months. We will not be directly impacted by either the results of operations or by borrowings of Qwest Wireless in future periods due to the retirement of the affiliate borrowings referenced above and the transfer of Qwest Wireless to an affiliate.

        Since December 31, 2003, the following events have occurred impacting our working capital:

  •
  On April 30, 2004, QSC made a capital contribution of $2.185 billion to us. We in turn made a capital contribution of this same amount to Qwest Wireless, which used these proceeds to substantially pay off its borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate.

  •
  On May 1, 2004, we redeemed all of the $100 million outstanding principal on our 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

  •
  We paid cash dividends of $1.8 billion. We have historically declared and paid regular dividends to QSC based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings.

  •
  On August 12, 2004, we issued an aggregate of $575 million in principal amount of 7.875% notes due September 1, 2011.

  •
  On August 25, 2004 and September 8, 2004, we purchased approximately $569 million aggregate principal amount of 7.20% notes due November 1, 2004 pursuant to a tender offer.

        The current working capital deficit at September 30, 2004 is primarily due to dividends to QSC that we declared and the current portion of long-term debt.

        As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to judgments and/or settlements significantly in excess of QCII's recorded reserve as further discussed in Note 7—Commitments and Contingencies in Item 1 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition potentially impacting its credit rating, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances which might force it to obtain additional financing or explore other methods to generate cash.

Such actions could include issuing additional securities or asset sales. In particular, to the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios in certain debt agreements will be adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

        We expect our 2004 capital expenditures to decrease from 2003 levels.

Long-Term View

        We have historically operated with a working capital deficit as a result of the issues discussed above and due to our practice of declaring regular cash dividends. We expect this trend to continue. As discussed below, we continue to generate substantial cash from operations. We believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, dividends and capital expenditures, for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to judgments and/or settlements significantly in excess of our recorded reserve as further discussed in "Note 7—Commitments and Contingencies" in Item 1 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credits ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

        QSC's $750 million revolving credit facility (the "2004 QSC Credit Facility") has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments will occur if:

  •
  QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;
  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million ($25 million in the case of one of the debt instruments): or
  •
  judicial proceedings are commenced to foreclose on any of QCII's assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations or securities actions discussed in "Note 7—Commitments and Contingencies" in Item 1 of this report.

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

Historical View

Operating Activities

        We generated cash from operating activities of $2.3 billion and $3.9 billion for the nine months ended September 30, 2004 and 2003, respectively, or a decrease of $1.6 billion. For the nine months ended September 30, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted from a $105 million decrease in cash generated from operating income, a $693 million decrease in cash relating to intercompany tax payments from our internal tax allocation and payment policy and a $716 million decrease in cash from changes in other working capital accounts. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. As in prior periods, we can attribute the current declines to intense competition, as evidenced by access line losses, pricing declines and reduction in access services revenue.

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2004.

Investing Activities

        Cash used in investing activities was $1.1 billion and $1.2 billion for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities for the nine months ended September 30, 2004 decreased $74 million compared to the same period ended 2003 primarily as a result of a $41 million decrease in capital expenditures. Although our capital spending remains historically low due to the drop in wireline demand, we are beginning to selectively spend capital for new product infrastructure and in markets we believe have growth potential.

Financing Activities

        Cash used for financing activities was $1.7 billion through September 30, 2004 and $1.5 billion for the same period ended 2003. The increase in cash used for financing activities is primarily the result of a net decrease in cash proceeds from borrowing activities of $664 million partially offset by $332 million of collections on note receivable from affiliate and a $99 million reduction in dividend payments. The dividends declared during the three months ended September 30, 2004 were $757 million with dividends paid of $421 million for the same period. At September 30, 2004, we were in compliance with all provisions or covenants of our borrowings.

Credit ratings

        The table below summarizes our long-term ratings at September 30, 2004 and December 31, 2003 and 2002. In June 2004, S&P and Fitch upgraded our rating three notches. Both of the rating increases are reflected in the table below:

	September 30,	December 31,
	2004	2003	2002
S&P	BB-	B-	B-
Fitch	BB	B	B
Moody's	Ba3	Ba3	Ba3

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

Risk Management

        We are exposed to market risks arising from changes in interest rates. We have excluded our fixed-rate affiliate borrowings from the following discussion as they are not subject to market risk. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. In the third quarter, we entered into interest rate swap agreements in the notational amount of $575 million to manage exposure to interest rate movements and optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the agreements is LIBOR plus 3.43%. The interest rate swap agreements were designated as a fair-value hedge which effectively converts a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for the floating rate interest payments. The impact on interest expense in the third quarter was minimal.

        As of September 30, 2004 and December 31, 2003, approximately $1.25 billion of our floating-rate debt was exposed to changes in interest rates. As of September 30, 2004 and December 31, 2003, we had approximately $430 million and $850 million respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

        As of September 30, 2004, we had $452 million of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements include, among others:

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

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report for more information regarding trends affecting our access lines.

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

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data and video. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

If we are not able to stem the loss of our access lines or grow other areas of our business to compensate for these losses, our revenue will continue to decline.

        Our revenue decline over the past few years is largely attributable to our continued loss of access lines, which is a result of increased competition and technology substitution (such as wireless and cable substitution for wireline telephony). We are seeking to improve our competitive position through product bundling and other sales and marketing initiatives. However, we may not be successful in these efforts. If we are not successful and our revenue declines materially without corresponding cost reductions, this will cause a material deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigation of QCII currently being conducted by the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt securities and on our ability to access the capital markets.

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII's business. QCII believes the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in QCII's annual report on Form 10-K/A for the year ended December 31, 2002 and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with it. While QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation, QCII cannot predict the outcome of this investigation.

        Also, on June 17, 2004, in connection with an informal investigation, QCII received a letter from the SEC requesting certain information concerning the methodologies used to calculate its number of customers, subscribers and access lines. QCII believes that similar requests have been made to various other companies in the telecommunications sector. QCII is cooperating with the SEC in this matter. On July 23, 2004, QCII received from the FCC a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by QCII. The FCC has requested that QCII review information QCII submitted to the FCC for 2003 and affirm its accuracy or file appropriate revisions of these submissions. QCII believes that similar requests from the FCC have also been made to other telecommunications companies.

        Also, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the Federal government; however, if it and we are not allowed to be suppliers to the Federal government, it and we would lose the ability to expand the services it and we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of QCII's consolidated annual revenue.

        An adverse outcome with respect to the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon QCII and us.

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

        The investigations and securities actions described in Note 7—Commitments and Contingencies in Item 1 of this report present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. QCII can give no assurance as to the impacts on its financial results or financial condition that may ultimately result from all of these matters; however, QCII recently settled the investigation of it by the SEC, as described in Note 8—Subsequent Events in Item 1 of this report. In December 2003, QCII recorded a charge in its financial statements amounting to $200 million in connection with these matters, and in June 2004, QCII recorded an additional charge of $300 million. The total reserve as of June 2004 included a reserve for the SEC investigation that was settled in October 2004. QCII recently recorded a further charge of $250 million, bringing the aggregate amount of the reserve to $750 million, which represents the payment to be made to the SEC (as discussed in more detail in "Note 8—Subsequent Events" in Item 1 of this report) and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions. The ultimate outcomes of the remaining matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve QCII has provided.

        QCII continues to defend against the securities actions vigorously. However, QCII is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserves could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

        Further, given the size and nature of QCII's and our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of our financial disclosure could reduce investor confidence and cause the trading price for our debt securities to decline.

        As a result of QCII's accounting issues and the increased scrutiny of financial disclosure, investor confidence in QCII has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII's annual report on Form 10-K/A for the year ended December 31, 2002 and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with it. In addition, although, as described above, QCII has entered into a settlement with the SEC concerning its investigation of QCII, the SEC continues to investigate the conduct of individuals.

        A criminal trial of four former QCII employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge and a second pleaded guilty to a misdemeanor charge. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our debt securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utilities commissions and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of September 30, 2004, our consolidated debt was $7.6 billion, excluding affiliate borrowings, which is included in QCII's total consolidated debt of $17.2 billion as of such date. A considerable amount of our and QCII's debt obligations come due over the next few years. While we currently believe we, together with QCII, will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 7—Commitments and Contingencies in Item 1 of this report and in "Liquidity and Capital Resources" section of Item 2 above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions.

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other of our debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigations and our securities actions.

        QCII's high debt levels could adversely impact our credit ratings. Additionally, the degree to which we, together with QCII, are leveraged may have other important limiting consequences, including the following:

  •
  placing us at a competitive disadvantage as compared with our less leveraged competitors, including some who have significantly reduced their debt through a bankruptcy proceeding;

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We may be unable to further significantly reduce our capital requirements or operating expenses, even if revenue is decreasing. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. Such nondiscretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

The cash needs of our affiliated companies consume a significant amount of the cash we generate.

        We have historically declared and paid regular dividends to our direct parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2003 Form 10-K/A, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our condensed consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our condensed consolidated financial statements and related disclosures.

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

        Under the supervision and with the participation of QCII's management, including QCII's Chief Executive Officer and Chief Financial Officer, QCII evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference. Also, please see our Forms 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004, in each case as amended on November 12, 2004, for a description of matters resolved in those quarters.

Matters Resolved in the Third Quarter of 2004

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court, which we refer to collectively as the Colorado Derivative Litigation. On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of QCII's current and former officers and directors and Anschutz Company, and naming QCII as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleged, among other things, that various of the individual defendants breached their legal duties to QCII by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and causing or permitting QCII to commit alleged securities laws violations, thereby causing QCII to be sued for such violations and subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation (defined below) participated in a series of mediation sessions. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation (defined below). From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties agreed to a formal stipulation of settlement. The stipulation of settlement provided, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of our insurance carriers will be designated for the exclusive use of QCII to pay losses and QCII will implement a number of corporate governance changes. The stipulation of settlement also provided that the Denver District Court could enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.625 million in the aggregate. Certain shareholders filed objections to the proposed settlement, some of which were later withdrawn. On June 15, 2004, after a hearing at which the remaining objectors presented arguments in support of their objections, the Denver District Court approved the proposed settlement. The Denver District Court entered an Order and Final Judgment effective June 15, 2004, approving the proposed settlement. Subsequently, the court awarded fees and costs to plaintiffs' derivative counsel of $5.625 million from the $25 million settlement amount. The settlement of the Colorado Derivative Litigation is now final and unconditional.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of QCII's present and former directors and certain former officers and naming QCII's as a nominal defendant. The Federal Derivative Litigation was based upon the allegations made in the consolidated securities action and alleged, among other things, that the defendants breached their fiduciary duties to

QCII by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within QCII , and causing or permitting QCII to commit alleged securities violations, thus (1) causing QCII to be sued for such violations and (2) subjecting QCII to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which named additional defendants, including a former QCII officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contained allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by QCII from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to QCII. The Federal Derivative Litigation was consolidated with the consolidated securities action. Plaintiff sought, among other remedies, disgorgement of alleged insider trading profits. Pursuant to the settlement of the Colorado Derivative Litigation, by agreement the Federal Derivative Litigation has been dismissed with prejudice.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of QCII's current and former officers and directors and naming QCII as a nominal defendant. In the Second Amended Complaint, the plaintiffs alleged, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in QCII's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within QCII, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through QCII's investment bankers; and (iv) improperly awarded severance payments to QCII's former Chief Executive Officer, Mr. Nacchio, and QCII's former Chief Financial Officer, Mr. Woodruff. The plaintiffs sought recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. Pursuant to the settlement of the Colorado Derivative Litigation, by agreement the Delaware Derivative Litigation has been dismissed with prejudice.

ITEM 6. EXHIBITS

        Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040).
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-3040).
(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).

(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).
(4.3)
Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).
(4.4)
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest and U.S. Bank N.A. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).
(4.5)	Officer's Certificate of Qwest, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest's Form S-4, File No. 333-115119).
(10.1)
Registration Rights Agreement, dated March 12, 2002, by and among Qwest and the initial purchasers named therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-3040).
(10.2)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger. (Incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-3040)
(10.3)
Purchase Agreement, dated August 12, 2004, by and among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).
(10.4)
Registration Rights Agreement, dated August 19, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qwest Corporation
	By:	/s/ JOHN W. RICHARDSON John W. Richardson Senior Vice President and Controller (Duly Authorized Officer and Chief Accounting Officer)
November 12, 2004