Form 10-K/A
period 2002-12-31
QWEST CORP
filed 2004-11-15
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to revise certain disclosures contained in the original Form 10-K. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-K, such information has not been updated in this Form 10-K/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

TABLE OF CONTENTS

Item	Description
Glossary of Terms
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Consolidated Financial Data
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

  •
  Interexchange Carriers (IXCs).  Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  Integrated Services Digital Network (ISDN).  A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

  •
  InterLATA long-distance services.  Telecommunication services that cross LATA boundaries and "800" services.

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

  •
  Voice over Internet Protocol (VoIP).  An application that provides real-time, two-way capability originating in the internet protocol over a broadband connection.

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

PART I

ITEM 1. BUSINESS

        We are wholly owned by Qwest Services Corporation, or QSC, which is wholly owned by QCII. We provide local telecommunications and related services, long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

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
  Professional services.

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

Financial Condition

        The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Operating Results:
Operating revenue	$11,916	$12,537	$12,084
Operating expenses	9,914	9,748	9,872
Operating income	2,002	2,789	2,212
Net income	805	1,407	902
Balance Sheet Data:
Total debt	9,159	9,584	8,738
Working capital deficit*	(3,799)	(5,847)	(4,231)
Accumulated deficit	(3,617)	(3,617)	(3,617)

*
Working capital deficit is calculated as the amount by which our current liabilities exceed our current assets.

        As indicated above, we have recently experienced declining revenue. We are taking a number of measures designed to improve our financial condition, such as our recent and continuing customer service initiatives, cost reductions and entering into financial transactions to extend maturities on our debt. However, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if QCII or we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

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

Impact of Restatement

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. The nature of the errors and the restatement adjustments that we have made to our financial statements for the years ended December 31, 2001 and 2000 are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $335 million and an aggregate decrease in net income of approximately $645 million, including the impact for the three months ended March 31,

2002. The net impact of the restatement adjustments on our previously issued 2001 and 2000 consolidated financial statements is summarized as follows:

	December 31, 2001
	Revenue	Pre-Tax Income	Net Income
	(Dollars in millions)
Previously reported	$12,675	$2,778	$1,737
Net restatements	(138)	(533)	(330)

As restated	$12,537	$2,245	$1,407

	December 31, 2000
	Revenue	Pre-Tax Income	Net Income
	(Dollars in millions)
Previously reported	$12,300	$1,904	$1,196
Net restatements	(216)	(258)	(294)

As restated	$12,084	$1,646	$902

        The restatements involve revenue recognition issues related to termination fees, wireless revenues and installation fees, and expense recognition, as well as other matters. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

        While our restatement of revenue and net income is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal 2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on January 13, 2004 should not be relied upon.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our traditional telecommunications network. Our traditional telecommunications network consists of all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 17.0 million access lines.

  Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local Voice Services—Consumer, Business and Wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state regulators. Our consumer and business local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the traditional telephone network;

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  voice customer premises equipment and

  •
  collocation services (i.e., hosting of another provider's telecommunication equipment in our facilities).

        Recently, we also began to offer Internet protocol telephony (sometimes referred to as Voice over Internet protocol, or VoIP) in Minnesota on a limited basis. This technology allows us to offer more features at reduced costs to customers.

        On a wholesale basis, we provide network transport, billing services and access to our local network within our local service area to other telecommunications providers and wireless carriers. These services allow other telecommunications providers to provide telecommunications services using our local network. At times, we sell UNEs which allow our wholesale customers to build their own networks and interconnect with our network.

        Long-Distance Voice Services—Consumer and Business.    We provide IntraLATA long-distance service to our customers within our local service area.

        Access Services—Wholesale.    We provide access services to other telecommunications providers for the use of our local network to connect their customers to their data and IP networks so they can provide long-distance services.

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

        Our consumer and business data and Internet services are described below:

  •
  Digital subscriber line, which provides consumer and business customers a digital modem technology that converts their existing telephone lines into higher speed facilities for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

  •
  Asynchronous transfer mode, which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network;

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

  •
  Integrated services digital network is a comprehensive digital network architecture allowing users to transmit voice, data, video and image—separately or simultaneously—over standard telephone lines or fiber optics; and

  •
  Professional services, which include network management, the sale, installation and maintenance of data CPE and the building of proprietary fiber optic broadband networks for our governmental and other business customers.

        On a wholesale basis, we provide collocation services, or hosting of other providers' telecommunications equipment in our facilities. We also provide wholesale private line services primarily to other providers of long-distance services to allow them use of our local network to connect their customers to their networks.

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

Wireless Services

        We operate wireless services primarily through our wholly owned subsidiary, Qwest Wireless LLC. Through Qwest Wireless, we operate a personal communications service, wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. We currently provide wireless products and services to consumer and business customers within these select markets. To provide these services, we hold 10 megahertz, or MHz, PCS licenses that were issued in 1997 with 10-year terms and are renewable for successive 10-year terms under Federal Communications Commission, or FCC, regulations. We also provide digital wireless services in the 1900 MHz band.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network.

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

Competition

Wireline Services

        Local Voice Services.    In providing local voice services to our consumer and business customers within our local service area, we compete with national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers and, increasingly, with wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2002. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that interconnect fees we receive from either other telecommunications providers will be reduced if phone-to-phone VoIP calls are determined by the FCC or otherwise not to be subject to intercarrier compensation obligations that apply to traditional telephony.

        Our existing infrastructure and long-standing customer relationships make us the market leader in providing local voice services in our local service area. Although our status as an incumbent local exchange carrier helps make us the leader in providing wireline services within our local service area, increased competition has resulted in recent declines in our access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

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

        Long-Distance Voice Services.    National telecommunications providers, such as AT&T Corporation, Sprint, and MCI (formerly known as WorldCom, Inc.) compete with us in providing IntraLATA long-distance services in our local service area. Wireless providers also market long-distance services as a substitute to traditional wireline service, and wireless services include both IntraLATA and InterLATA long-distance.

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

        Access Services.    In providing switched access services, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to national long-distance carriers and wireless carriers. Also, we earn certain revenues when we originate or terminate calls that are carried by national long-distance carriers and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers seek to bypass the traditional methods and obligations to pay this form of intercarrier compensation, or the related "reciprocal compensation" which we earn for use of our network in originating or terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must factor the costs of carrier access charges and reciprocal compensation into their charges.

        Data and Internet Services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, ILECs, CLECs and large integrators. Large integrators like International Business Machines Corporation and Electronic Data Systems Corporation are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete to a degree with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband may enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

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

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state regulators and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of tariffs for our intrastate services, where required.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

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

        On February 20, 2003, the FCC announced that it planned to adopt revised rules prescribing ILECs' obligations to make UNEs available to competitors. The press release accompanying the FCC's announcement indicated that the FCC's new rules would relieve ILECs of some unbundling obligations, while charging state regulators with the task of determining other unbundling obligations. The FCC did not actually release these rules and an accompanying lengthy decision until August 21, 2003 in its triennial review order. The triennial review order addresses a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order are: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state regulators may initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state regulators to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state regulators must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We have joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We believe that the FCC did not comply with the May 2002 ruling by the D.C. Circuit by failing to properly apply the "necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state regulators its responsibilities under the Telecommunications Act. We have also joined with the same companies in requesting that the D.C. Circuit postpone the effectiveness of the triennial review order and accompanying rules until after our appeal of the triennial review order is completed, assuming that the court does not grant our request that the rules be immediately invalidated. Finally, we have filed an appeal of the triennial review order, which, together with appeals by a number of other parties, was consolidated in the Eighth Circuit Court of Appeals. Other ILECs

and we, in turn, filed a motion to have these consolidated appeals transferred back to the D.C. Circuit, and the Eighth Circuit granted this motion. Accordingly, all matters associated with the appeal of the triennial review order will be heard by the D.C. Circuit.

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

        To date, we do not believe the FCC's rules related to wireline-to-wireless LNP have had a significant impact on our access line losses, revenue or related costs. Going forward, we believe the most significant impacts will be an increase in operational costs of implementing local number portability and the unfavorable impact on customer satisfaction due to technical difficulties with the porting process, both at Qwest and with other telecommunications providers. In this regard, the FCC has a current proceeding to address whether the wireline porting interval (both to wireless and wireline providers) should be reduced. We could also experience an acceleration of our access line losses resulting from the portability rules.

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

ITEM 3. LEGAL PROCEEDINGS

        Throughout this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

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

        The Minnesota Commission issued its final, written decision imposing penalties described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. As of January 13, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        The nature of the errors and the restatement adjustments that we have made to our financial statements for years ended December 31, 2001 and 2000 are described in Item 1 Business—Impact of Restatement and are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $335 million and an aggregate decrease in net income of approximately $645 million, including the impact for the three months ended March 31, 2002. The net impact of the restatement adjustments on our previously issued 2001 and 2000 consolidated financial statements is summarized as follows:

	December 31, 2001
	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,675	$2,778	$1,737
Net restatements	(138)	(533)	(330)

As restated	$12,537	$2,245	$1,407

	December 31, 2000
	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,300	$1,904	$1,196
Net restatements	(216)	(258)	(294)

As restated	$12,084	$1,646	$902

        The restatements involve revenue recognition issues related to termination fees, wireless revenues and installation fees, and expense recognition, as well as other matters. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

        While our restatement of revenue and net income is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal 2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on January 13, 2004 should not be relied upon.

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

        Employee costs savings due to restructuring and merger related synergies resulted from the cumulative reduction of employees from 2000 to 2002. However, these reductions coupled with lower network costs were partially offset by increases in affiliate costs, bad debt, pension and retiree costs, and property and other taxes. We are constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure as deemed necessary. The purpose of the cost saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of this report we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

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

  Voice Services 2002 vs. 2001

        The voice services decrease in 2002 was the result of access line losses, as shown in the table below, intense competition for products and services, and a reduction in wholesale switched access revenue, each of which is discussed further below.

	Access Lines					Percentage Change
				Increase/(Decrease)
	Years Ended December 31,
				2002 v 2001	2001 v 2000	2002 v 2001	2001 v 2000
	2002	2001	2000
Access lines	17,006	17,787	18,091	(781)	(304)	(4)%	(2)%

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

        We also experienced a revenue decline of $207 million in switched and non-switched access revenue in 2002. This was primarily due to the access line losses described above and pricing and volume declines. Pricing declines occurred due to the July 2000 CALLS order. The CALLS order capped prices for certain services, which resulted in a price decline for switched access services. Non-switched access revenue declined due to FCC mandated rate reductions for wireless interconnection traffic. Volumes also fell due to general declines in demand for long-distance usage and competitive losses.

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

        Non-employee related costs, such as real estate costs, and reciprocal compensation payments due to ISPs (fees for terminating our customers' calls onto their networks), decreased $166 million, or 31%, in 2002 and increased $67 million, or 15%, in 2001. The decrease in 2002 is primarily attributable to a $112 million decrease in regulatory-related fees which included the April 2001 FCC order which limited the amount of reciprocal compensation due to ISPs, improved management expense controls in the areas of postage and shipping costs and lower software related expense. The increase in 2001 is primarily due to reserves for legal liabilities and an increase of $22 million in software related expense.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software related expense, increased $147 million, or 41%, in 2002 and increased $19 million, or 6%, in 2001. In 2002, increased expenses were due to increased reserves for outstanding litigation. In 2001, increased expenses were due to a $53 million increase in marketing and advertising costs, partially offset by a decrease in software related expense of $38 million.

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

Asset Retirement Obligations

        We have network assets located in leased properties such as equipment rooms, central offices, and wireless sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143 "Accounting for Asset Retirement Obligations," we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal cost, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K/A contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

        One of the primary reasons we continue to experience loss of access lines is the intense competition from cable and wireless providers offering a substitute for our traditional voice and data services. We are implementing new strategies for enhancing our video and wireless offerings. However, it will be difficult to effectively execute our strategy in the face of increasing competition. For example, our recently announced wireless strategy of reselling Sprint wireless services to our customers is untested. We may not be able to effectively integrate Sprint's services into our product offerings and it may require greater resources than we anticipate to operate as a wireless reseller. Also, while we recently entered into strategic marketing arrangements with Echostar and DIRECTV to bundle their satellite television products and services with our traditional telecommunications, data and Internet offerings, our video offering remains limited to select markets in our local service area. If we are unable to effectively implement our strategy for improving video and wireless solutions, both our wireless and our traditional telephone businesses may be adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of January 13, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described in Item 3 above present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements affect the risk presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purpose of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected.

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

        As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII's annual report on Form 10-K for the year ended December 31, 2002 and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with it. In addition, although QCII has entered into a settlement with the SEC concerning its investigation of QCII, the SEC continues to investigate the conduct of individuals.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth, if circumstances underlying our expectations change, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

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

 Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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
  Professional services.

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

        Revenue recognition.    Revenue for services are recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally one to 10 years. The amount of customer acquisition costs which is deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

Deferred credits and other

        Deferred credits and other principally includes unamortized investment tax credits, other long-term liabilities—affiliates and rental obligations. Related party transactions are more fully discussed in Note 16—Related Party Transactions.

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

        Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources, which QCII centrally manages.

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

        Long-term liabilities—affiliates are included in deferred credits and other and are not considered material to the financial statements. Other long-term liabilities are more fully described in Note 10—Other Financial Information.

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

Contingencies

        Throughout this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

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

        The Minnesota Commission issued its final, written decision imposing penalties described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the

District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's merger with U S WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of January 13, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        Extensive evaluation of our internal controls over financial reporting began in May 2002 and continued until October 2003 in conjunction with the issuance of the 2002 financial statements and the conclusion by our Chief Executive Officer and Chief Financial Officer that as of December 31, 2002 our disclosure controls and procedures were not effective. The components of the evaluation and the principal conclusion we reached regarding the "material weaknesses" and "significant deficiencies" that existed in our internal controls prior to the third quarter of 2003 are described below.

        Our evaluation included the following actions:

  •
  Beginning in July 2002, our new auditors, KPMG, at the direction of senior management, the Audit Committee of QCII and the Board of Directors of QCII, conducted a review of our internal controls over financial reporting and communicated to QCII's Audit Committee and senior management its findings with respect to approximately 150 internal control issues. These issues impacted both operational and financial controls across a variety of control areas, including controls over financial reporting. Many of the higher priority issues affecting internal control over financial reporting corresponded to the internal control weaknesses and deficiencies identified below.

  •
  Starting in May 2002, our accounting personnel engaged in an extensive effort to analyze and reconcile each of our quarterly balance sheets. These continuing efforts, along with efforts to satisfy the certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified several matters for additional review. We were unable, despite these efforts, to file our 2002 Form 10-K until January 13, 2004.

  •
  The QCII internal audit group conducted a comprehensive company-wide risk assessment beginning in the fall of 2002. As part of their assessment, QCII's internal audit group and its controller's organization scrutinized a number of items for potential internal control deficiencies. QCII's internal audit group also reviewed unresolved issues identified in past internal audits for potential internal control deficiencies. These internal reviews and assessments identified the following areas of possible control weaknesses or deficiencies affecting internal control over financial reporting:

  •
  Controls over recording and tracking of assets and liabilities;

  •
  Timing of recording transactions;

  •
  Controls over accounting for complex transactions and cash receipts and disbursements;

  •
  Controls over accounting close process and tracking commitments; and

  •
  Information systems disaster recovery.

  •
  QCII's substantial efforts, beginning in July 2002 and ending in October 2003, to restate our 2001 and 2000 financial statements included an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2001 and 2000 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments.

        As a result of our efforts in 2003 and 2002 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures, we have now concluded that the following internal control deficiencies constituted "material weaknesses" or "significant deficiencies," as defined under standards established by the American Institute of Certified Public Accountants, during 2002, 2001 and 2000, the three fiscal years that were the subject of the audit:

  •
  Deficiencies related to the structure and design of certain financial information and reporting processes. Deficiencies in certain controls arose due to delays and ineffectiveness in seamlessly merging the individual and distinct processes, policies and practices of the separate pre-merger entities. These deficiencies included lack of adequate controls including analyses, supervision and review of financial results and balances. For example, following the merger we had seven different enterprise resource planning systems which were not systematically integrated to the Company's consolidation tool and used 10 charts of account with different account definitions and mappings. As a result, errors and inconsistencies in the consolidation process resulted from the delayed integration and mechanization of systems of internal controls. Certain of these deficiencies were a consequence of the manual intervention that became necessary as a result of the lack of complete integration. Among the problems evidencing these deficiencies were those that had occurred in our accounting processes for intercompany transactions and the recognition of revenue in the Company's wireless business;

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

  •
  Deficiencies related to the internal control environment. As a result of the various issues raised in connection with the restatement process, current management has also concluded that deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the three fiscal years subject to audit constituted, at times, a material weakness in each of 2000 and 2001 and a significant deficiency in much of 2002, though this deficiency had been corrected by December 31, 2002. The deficiencies in our internal control environment that created the material weakness and/or significant deficiency referenced in the previous sentence were evidenced by or inferred from a number of factors, principal among which were:

  •
  the nature of the accounting matters that were corrected during restatement (which are described in detail in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report);

  •
  the breadth of issues requiring restatement caused by the absence of documented policies and procedures in certain areas or the failure of employees to follow policies and procedures from time to time (which policies and procedures we rely upon to improve accuracy and consistency in our accounting entries and decision-making);

  •
  the frequency with which we were unable to obtain supporting documentation and/or evidence of rationale and approvals (which we rely on in order to review and confirm the accuracy and appropriateness of internal decision-making regarding accounting issues);

  •
  in some instances, employee conduct that led to disciplinary action (which was a factor leading up to the amendment of our Code of Conduct and Compliance Policies and the institution of compliance training programs described below). These items in the aggregate caused current management to conclude that deficiencies in the internal control environment existed during the periods under restatement. In 2002, the Board of QCII appointed new senior management, and the Company undertook subsequent efforts to resolve internal control problems. The Audit Committee of QCII and the Company also took steps to address these issues and continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal controls. Such deficiencies were corrected by December 31, 2002.

        In October 2003, in connection with the delivery of the Statement on Auditing Standards No. 61 report on the audit of QCII's consolidated financial statements for 2002 and restated financial statements for 2001 and 2000, KPMG reported to QCII's management and its Audit Committee reportable conditions consistent with the items described above and characterized them as material weaknesses. The reportable conditions specifically cited by KPMG were an inadequate control environment, inadequate control activities, inadequate financial information and reporting processes, and inadequate controls for non-routine transactions. The Company, in performing its evaluation, also considered KPMG's findings.

        We believe that many of the restatement adjustments are the result of the ineffective internal control policies and procedures, as indicated above. We also believe that, in some cases, certain of our employees did not follow our policies, processes and procedures. This belief increased the level of inquiry we applied in evaluating certain potential restatement items.

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

        In October 2003, our management, including our Chief Executive Officer and Chief Financial Officer, completed our evaluation of the effectiveness of our disclosure controls and procedures and concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective because of deficiencies related to:

  •
  the structure and design of certain financial information and reporting processes (a significant deficiency as of December 31, 2002);

  •
  the design of policies and execution of processes related to accounting for operating activities (a significant deficiency as of December 31, 2002); and

  •
  inadequate or ineffective policies for complex transactions and certain other matters (a material weakness as of December 31, 2002).

        As noted, our Chief Executive Officer and Chief Financial Officer concluded that the deficiency related to our internal control environment had been corrected by December 31, 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, also concluded, however, that, as of January 13, 2004 (the original filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002), the Company's disclosure controls and procedures were designed, and were effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. In addition, it is also the present view as of the date of this amended filing of our management, including our Chief Executive Officer and Chief Financial Officer, that, as of December 31, 2003, our disclosure controls and procedures were effective as set forth above.

        Since mid-2002, we or QCII have taken a number of steps that will impact the effectiveness of our internal controls (steps taken in whole or in part in the fourth quarter of 2002 are marked with an asterisk), including the following:

  •
  Appointed a new Chief Executive Officer ("CEO"), following the resignation of the former CEO;

  •
  Appointed a new Chief Financial Officer, a new Senior Vice President-Finance and Controller, and a number of other new individuals in our finance and controller groups. We also restructured the finance group in a manner that places greater emphasis on control and accountability issues;

  •
  After completing an extensive balance sheet review and reconciliation process, we identified improved processes and procedures that have been or are being implemented [*];

  •
  QCII substantially increased the number of employees in its internal audit group [*];

  •
  QCII appointed a new Chief Compliance Officer who reports to its CEO;*

  •
  We improved the effectiveness of our corporate compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees;

  •
  QCII amended its Code of Conduct and Compliance Policies to include company-wide principles and procedures for maintaining the integrity of our compliance, accounting and reporting systems. We have established compliance training programs in connection with the amended Code of Conduct;

  •
  We re-evaluated prior policies and procedures and established new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures;*

  •
  QCII established a Disclosure Committee, consisting of senior personnel from the business units and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC;

  •
  We have taken advantage of significant outside resources to supplement our finance and controller groups and to support the preparation of financial statements and reports that are to be filed with the SEC;*

  •
  We have developed and implemented interim mitigating controls, involving manual procedures by a substantial number of employees, in order to reduce to a low level the risk of material misstatement in the financial statements;* and

  •
  QCII's Board modified its Audit Committee's Charter so that it complies with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder.

        The items set forth above that are marked with an asterisk were changes in the Company's internal controls over financial reporting that occurred in whole or in part in the fourth quarter of 2002 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
(3.3)
Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-3040, as originally filed with the SEC on January 13, 2004).
(4.1)
No instrument which defines the rights of holders of Qwest's long and intermediate term debt is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, Qwest hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(4.2)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-3040, as originally filed with the SEC on January 13, 2004).

(4.3)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-3040, as originally filed with the SEC on January 13, 2004).
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

(  ) Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 12, 2004.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2004.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Corporation:

Under date of January 8, 2004, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years then ended, as contained in the annual report on the 2002 Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II–Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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