Form 10-Q/A
period 2003-03-31
QWEST CORP
filed 2004-11-15
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

DOCUMENTS INCORPORTED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this
Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

QWEST CORPORATION
FORM 10-Q/A

TABLE OF CONTENTS

Item
Glossary of Terms
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

  •
  Digital Subscriber Line (DSL).    A technology for providing high-speed data communications over telephone lines.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's Merger with U S WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of January 13, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

Restatement of Prior Years' Consolidated Financial Statements

        Our annual report on Form 10-K for fiscal 2002, or our 2002 Form 10-K, was filed in January 2004 and contains, among other things, our restated consolidated financial statements for the years ended December 31, 2001 and 2000. In connection with this restatement, we performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and for the quarter ended March 31, 2002 and identified a number of errors. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $335 million and an aggregate decrease in net income of approximately $645 million, including the impact for the three months ended March 31, 2002. The net impact of the restatement is summarized as follows:

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

        The restatements involve revenue recognition issues related to termination fees, wireless revenue and installation fees, and expense recognition, as well as other matters. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K and in Note 2 to our March 31, 2003 financial statements included in Item 1 of this quarterly report on Form 10-Q.

        While our restatement of revenue and net income is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures.

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal years 2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on January 13, 2004 should not be relied upon.

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

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of our 2002 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the three months ended March 31, 2003 was impacted by a $219 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        Non-employee related costs, such as real estate and regulatory-related fees increased $12 million, or 14%, for the three months ended March 31, 2003 as compared to the same period in 2002. The increase is primarily attributable to a $7 million increase in regulatory-related fees and real estate expenses.

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

        Non-employee related costs, such as real estate and reciprocal compensation payments increased $25 million, or 24%, for the three months ended March 31, 2003 as compared to the same period in 2002. The increase is primarily driven by a $102 million decrease in information technology costs that are eligible for capitalization partially offset by a decrease of $70 million in lower marketing and advertising costs due to first quarter cost reduction efforts.

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

        Investing activities.    Cash used in investing activities decreased $274 million to $352 million for the three months ended March 31, 2003 from $626 million, for the three months ended March 31, 2002. This decrease was primarily due to a decrease in capital expenditures of $264 million. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects. We expect to continue at a reduced level for the foreseeable future. Given our current business environment, as discussed in Item 1 of our 2002 Form 10-K, we believe our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q/A contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's merger with U S WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of January 13, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        The consolidated securities action, the consolidated ERISA action and the California State Teachers' Retirement System, State of New Jersey (Treasury Department, Division of Investment) and State Universities Retirement System of Illinois actions described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of QCII's recent restatements of its financial statements for fiscal 2001 and 2000 affect the risk presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. While QCII intends to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and QCII can give no assurance as to the impacts on its financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and QCII has not yet conducted discovery on these and other relevant issues. QCII has disclosed that it is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these lawsuits were to prevail. QCII has engaged in discussions for the purpose of resolving these matters and continues to evaluate any possible range of loss. Any settlement of or judgment on one or more of these claims could be material, and QCII cannot give any assurance that it would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        As reported more fully in our 2002 Form 10-K/A, we learned during 2002 of certain deficiencies in our internal controls related to each of the following:

  •
  the structure and design of certain financial information and reporting processes;

  •
  the design of policies and execution of processes related to accounting for operating activities;

  •
  inadequate or ineffective policies for complex transactions and certain other matters; and

  •
  our internal control environment (which had been corrected by December 31, 2002).

        As reported in our 2002 Form 10-K/A, we have taken, during the second half of 2002 and the first half of 2003, many measures to improve the effectiveness of our internal controls. Though it may take some time to realize all of the benefits from the measures we have taken, we believe that our internal controls are improving and that there is no reason to believe that the financial statements included in this report are not fairly stated in all material respects.

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were not effective at March 31, 2003 due to the deficiencies described above. By the date of the original filing of this report, January 13, 2004, our management, including our Chief Executive Officer and Chief Financial Officer had concluded, however, that our disclosure controls and procedures were effective as of January 13, 2004 and believed that our financial statements included in this report were fairly presented in all material respects.

        The items set forth below were changes made in whole or in part during the quarterly period covered by this report in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting:

  •
  After completing an extensive balance sheet review and reconciliation process, we identified improved processes and procedures that have been or are being implemented.

  •
  We reevaluated prior policies and procedures and established new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures.

  •
  We established a Disclosure Committee, consisting of senior personnel from the business units and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC.

  •
  We have taken advantage of significant outside resources to supplement our finance and controller groups and to support the preparation of financial statements and reports that are to be filed with the SEC.

  •
  We have developed and implemented interim mitigating controls, involving manual procedures by a substantial number of employees, in order to reduce to a low level the risk of material misstatement in the financial statements.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 7—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q/A is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q/A:

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

Qwest Corporation
By:	/s/ OREN G. SHAFFER Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 12, 2004