Form 10-Q/A
period 2003-06-30
QWEST CORP
filed 2004-11-15
CIK 68622

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

DOCUMENTS INCORPORATED BY REFERENCE

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

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

i

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

ii

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's Merger with U S WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of January 13, 2004, (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

Business Overview

        We are wholly owned by Qwest Services Corporation, or QSC, which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

  •
  InterLATA long-distance services;
  •
  Dedicated Internet access;
  •
  Virtual private network;
  •
  Internet dial access;
  •
  Web hosting; and
  •
  Professional services.

        For certain other products and services we provide and for a variety of internal communications functions, we utilize QCII's fiber optic network to transport voice and data traffic. Also, through its fiber optic network, QCII provides nationally some data and Internet access services including private line, ATM and Frame Relay, which are similar to what we provide within our local service area.

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

        The restatements involve revenue recognition issues related to termination fees, wireless revenue and installation fees, and expense recognition, as well as other matters. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K and in Note 2 to our March 31, 2003 financial statements included in Item 1 of our Form 10-Q for the quarter ended March 31, 2003.

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

        Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of heath care and prescription drugs.

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

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the six months ended June 30, 2003 was impacted by a $219 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software related expense, decreased $47 million, or 30%, for the three months ended June 30, 2003 as compared to the same period in 2002. The decrease was primarily driven by a $25 million decrease in marketing and advertising expenses due to second quarter cost reduction efforts.

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

        The change to a net benefit expense in the three and six months ended June 30, 2003 from a net pension credit in the three and six months ended June 30, 2002 is primarily due to decreased returns on investments and increased medical costs for plan participants. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of heath care and prescription drugs.

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

        Investing activities.    Cash used in investing activities decreased $318 million to $756 million for the six months ended June 30, 2003 from $1.074 billion, for the six months ended June 30, 2002. This decrease was primarily due to a decrease in capital expenditures of $326 million. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects. We expect to continue at a reduced level for the foreseeable future. Given our current business environment, as discussed in our 2002 Form 10-K, we believe our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

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

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective at June 30, 2003.

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

  •
  We improved the effectiveness of our corporate compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees.

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