Form 10-Q/A
period 2003-09-30
QWEST CORP
filed 2004-11-15
CIK 68622

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On December 31, 2003, one share of Qwest Corporation common stock was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

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

	Three Months Ended March 31, 2002
	Revenue	Pre-tax Income	Net Income
	(Dollars in millions)
Previously reported	$3,049	$637	$391

Restatement Adjustments, net:
Installation fees	19	19	11
PUC fine reclassification	(12)	—	—
Transactions with affiliates	9	29	18
Out-of-period expenses	—	(54)	(33)
Network labor costs	—	(22)	(13)
Settlement charges	—	22	14
Property tax accrual	—	(16)	(10)
Balance sheet reconciliations	—	15	9
Other	3	(29)	(17)

Net restatements	19	(36)	(21)

As restated	$3,068	$601	$370

	December 31, 2001
(Dollars in millions)	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,675	$2,778	$1,737
Net restatements	(138)	(533)	(330)

As restated	$12,537	$2,245	$1,407

	December 31, 2000
(Dollars in millions)	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,300	$1,904	$1,196
Net restatements	(216)	(258)	(294)

As restated	$12,084	$1,646	$902

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

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the nine months ended September 30, 2003 was impacted by a $219 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        In addition to the revenue decreases above, voice services declined $19 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to declines in IntraLATA long-distance and demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, wireless substitution of public telephones and deteriorating economic conditions.

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

        We also experienced a revenue decline of $72 million in access services revenue for the nine months ended September 30, 2003 as compared to the same period in 2002. The access services revenue declines were due primarily to the same regulatory and industry effects described above. In addition to the revenue decreases above, voice services declined $85 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to declines in IntraLATA long-distance and demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, wireless substitution of public telephones and deteriorating economic conditions.

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

Cost of Sales—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Total cost of sales increased $109 million, or 17%, for the three months ended September 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 27% for the three months ended September 30, 2003 as compared to 22% for the three months ended September 30, 2002. Cost of sales increased primarily due to a decreased net pension credit, higher retiree healthcare costs and regulatory-related fees.

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

        Non-employee related costs, such as real estate, cost of CPE sold, and regulatory-related fees increased $38 million, or 57%, for the three months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily attributable to a $28 million increase in regulatory-related fees.

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

Cost of Sales—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Total cost of sales increased $107 million, or 5% for the nine months ended September 30, 2003 as compared to the same period in 2002. Cost of sales, as a percent of revenue, was 25% for the nine months ended September 30, 2003 as compared to 23% for the same period in 2002. Cost of sales increased primarily due to decreased net pension credit and higher retiree healthcare costs and regulatory-related fees.

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

        Non-employee related costs increased $43 million, or 16%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is primarily attributable to a $29 million increase in regulatory-related fees.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software related expense, decreased $27 million, or 20%, for the three months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily driven by a decrease of $23 million in marketing and advertising expenses due to third quarter cost reduction efforts.

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

        Non-employee related costs decreased $49 million, or 12%, for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was driven by third quarter cost reduction efforts of $168 million, which reduced marketing and advertising, real estate and equipment rental and maintenance. These cost reductions were offset by a $138 million shift in information technology resources to maintenance activities from development activities that were eligible for capitalization.

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

        Investing activities.    Cash used in investing activities decreased $187 million to $1.231 billion for the nine months ended September 30, 2003, from $1.418 billion, for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in capital expenditures of $226 million. This decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects. Given our current business environment, as discussed in Item 1 of our 2002 Form 10-K, we expect to continue at a reduced level for the foreseeable future. We believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

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

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective at September 30, 2003. There were no changes in the Company's internal control over financial reporting that occurred in the third quarter of 2003 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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
(10.3)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).†
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

†
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

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