Form 10-K/A
period 2003-12-31
QWEST CORP
filed 2004-11-15
CIK 68622

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to revise certain disclosures contained in the original Form 10-K. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-K, such information has not been updated in this Form 10-K/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

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

	Year Ended December 31,
	2003	2002	2001
	(dollars in millions)
Operating Results:
Operating revenue	$11,261	$11,916	$12,537
Operating expenses	9,217	9,952	9,755
Operating income	2,044	1,964	2,782
Net income	1,050	805	1,407

Balance Sheet Data:
Total debt	9,873	9,159
Working capital deficit *	(3,001)	(3,825)
Accumulated deficit	(4,873)	(3,617)

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

        While our restatement of revenue and net income is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of our 2002 Form 10-K.

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

Reserve for Investigations and Securities Matters

        As we have previously disclosed, QCII has engaged in preliminary discussions for purposes of resolving certain of the investigations and securities matters to which QCII is subject. These matters are described in detail in Item 3—Legal Proceedings. QCII most recently engaged in these preliminary discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led QCII to conclude that a reserve should be provided. Accordingly, QCII has recorded a charge in its financial statements amounting to $200 million which represents the minimum estimated amount of loss it believes is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided. If the $200 million in recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods. At this time, QCII believes that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of insurance proceeds, but the use and allocation of these proceeds has yet to be resolved between QCII and individual insureds. QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment on one or more of these actions substantially in excess of QCII's recorded reserve could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

  •
  public telephone service;

  •
  voice customer premises equipment; and

  •
  collocation services (i.e., hosting of another provider's telecommunication equipment in our facilities).

        On a wholesale basis, we provide network transport, billing services and access to our local network within our local service area to other telecommunications providers and wireless carriers. These services allow other telecommunications providers to provide telecommunications services using our local network. At times, we sell UNEs, which allow our wholesale customers to build their own networks and interconnect with our network.

        Long-distance voice services—consumer, business and wholesale.    We provide IntraLATA long-distance service to our customers within our local service area.

        Access services—wholesale.    We provide access services primarily to other telecommunications providers for the use of our local network to connect their customers to their data and IP networks so they can provide long-distance services.

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

        Our consumer and business data and Internet services are described below:

  •
  Digital subscriber line which permits existing consumer and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

  •
  Asynchronous transfer mode which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network;

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

Wireless Services

        We operate wireless services primarily through our wholly owned subsidiary, Qwest Wireless LLC. In August 2003, we entered into a service agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the service agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The service agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we also continue to operate a wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

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

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we believe factors such as pricing and customer service are increasingly becoming determining factors in maintaining or increasing market share in the telecommunications industry.

        We are seeking to distinguish ourselves from our competitors through our participation in a number of QCII's customer service initiatives supporting its Qwest Spirit of Service™ brand commitment. We believe these initiatives have allowed QCII and us to improve our customer service relative to our peers over the past year. QCII monitors the progress of these customer service initiatives through studies it commissions from an independent market research firm. While QCII's overall performance in these studies remains lower than most of its peers, QCII has seen its small-business customer satisfaction rating ratio improve from a score of 89 for the third quarter of 2003 to 95 for the third quarter of 2004 (a score of 100 being at parity with its peers). In the same period, overall consumer satisfaction also increased from 92 to 96.

        QCII's customer service initiatives include the following:

  •
  Qwest Choice. In 2003 and into 2004, QCII restructured its packaging and pricing plans in order to provide customers with greater choice, flexibility and simplification. These plans offer a variety of combinations of voice services, wireless services and data services, including new products such as stand-alone DSL and VoIP services. QCII also improved its product offerings during this period by entering into strategic relationships with providers of wireless and video communications.

  •
  Promise of Value. QCII initiated its Promise of Value™ campaign in late 2003. This campaign actively assists customers in designing their mix of QCII products and services to obtain the best value for their needs. As part of this campaign, QCII is offering free account reviews and is advising customers on how they can save money on their monthly bills.

  •
  Customer Support. QCII has instituted training and incentive plans for its customer care representatives designed to improve the customer's experience with QCII and has expanded its customer care facilities. QCII has also begun opening retail locations where customers can learn more about its products and services and submit orders in person. And QCII has redesigned its website and the appearance of its bills to be clearer for its customers. QCII believes these and other changes will lead to continued improvements in its communications with its customers.

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

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the Federal Communications Commission, or FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of Internet protocol telephony (sometimes referred to as voice over Internet protocol, or VoIP) services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that access charge fees we receive from other telecommunications providers will be reduced if phone-to-phone VoIP calls remain unregulated and are not subject to intercarrier compensation obligations that apply to traditional telephony.

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

        Long-distance voice services.    National telecommunications providers, such as AT&T Corporation, Sprint, and MCI, Inc. (formerly known as WorldCom, Inc.) compete with us in providing IntraLATA long-distance services in our local service area. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

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

        On August 21, 2003, the FCC issued the triennial review order in response to the court's decision. The triennial review order addressed the regulatory status of a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state regulators are allowed to initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment and petition the FCC for a waiver; the Colorado, Minnesota and Oregon regulators initiated such proceedings but did not petition the FCC for a waiver of the no impairment finding; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state regulators to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state regulators must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

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

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are inter-related, and because new technologies (such as VoIP) are emerging that pose further complications, it may take some time for the rulemaking to be completed. It is possible that the FCC will recommend a major restructuring of the current system of intercarrier compensation for use of local networks, and this would affect our rights to claim payment for carrier access charges. There has been a national trend towards reducing the amounts charged for "reciprocal compensation" for use of our network to terminate local, IntraLATA and other intra-state calls, in preference for a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

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

        To date, we do not believe the FCC's rules related to wireline-to-wireless LNP have had a significant impact on our access line losses, revenue or related costs. Going forward, we believe the most significant impacts will be an increase in operational costs of implementing local number portability and the unfavorable impact on customer satisfaction due to technical difficulties with the porting process, both at Qwest and with other telecommunications providers. In this regard, the FCC has a current proceeding to address whether the wireline porting interval (both to wireless and wireline providers) should be reduced. We could also experience an acceleration of our access-line losses resulting from the portability rules.

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

        The Minnesota Commission issued its final, written decision imposing penalties and credits described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII most recently engaged in preliminary discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led QCII to conclude that a reserve should be provided. Accordingly, QCII has recorded a charge in its financial statements amounting to $200 million which represents the minimum estimated amount of loss it believes is probable. QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. If the $200 million in recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods. The ultimate outcomes of these matters are still uncertain and there is a significant possiblity that the amount of loss it ultimately incurs could be substantially more than the reserve it has provided.

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

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserve could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. As of March 16, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

Matters Resolved in the First and Second Quarters of 2004

        Section 271 of the Communications Act of 1934 as amended by the Telecommunications Act of 1996, or the Act, prohibited QCII from providing InterLATA long-distance services within its traditional 14-state (in-region) local service area prior to the FCC granting state specific authority for it to provide those services. For QCII to merge with U S WEST, it was necessary for QCII to divest its in-region long distance operations prior to completing the Merger in June 2000. In 2001, the FCC began an investigation of QCII's compliance with the divestiture of in-region InterLATA services and QCII's ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, QCII disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, QCII made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. The consent decree compliance plan required QCII to strengthen its internal controls to prevent the sales and provisioning of in-region InterLATA private line services prior to receiving FCC approval for such sales, and required QCII to not sell any operational InterLATA telecommunications facilities in Arizona or Minnesota prior to obtaining FCC approval to provide InterLATA long distance services in those states and to not sell such facilities in any in-region state prior to complying with the Act's separate affiliate requirements related to providing such facilities or services. These compliance plan requirements expired on December 15, 2003, when the FCC order approving QCII's last in-region 271 application to provide InterLATA services became effective.

        The FCC also instituted an investigation into whether QCII may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of our application to provide such services in that state. In May 2004, QCII and the FCC entered into a consent decree to resolve this matter with QCII making a voluntary payment of $100,000 to the U.S. Treasury and adopting a compliance plan which strengthens QCII's controls of its outbound telemarketing agents. The compliance plan will sunset 12 months from the May 28, 2004 effective date of the FCC order adopting the consent decree.

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

Restatement of 2001 and 2000 Consolidated Financial Statements

        Our annual report on Form 10-K for fiscal 2002, or our 2002 Form 10-K, was filed in January 2004 and contains, among other things, our restated consolidated financial statements for the years ended December 31, 2001 and 2000. In connection with this restatement, we performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $335 million and an aggregate reduction in net income of approximately $645 million, including the impact for the three months ended March 31, 2002. The net impact of the restatement adjustments on our previously issued 2001 and 2000 consolidated financial statements is summarized as follows:

	December 31, 2001
	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,675	$2,778	$1,737
Net restatements	(138)	(533)	(330)

As restated	$12,537	$2,245	$1,407

	December 31, 2000
	Revenue	Pre-Tax Income	Net Income
Previously reported	$12,300	$1,904	$1,196
Net restatements	(216)	(258)	(294)

As restated	$12,084	$1,646	$902

        The restatements involve revenue recognition issues related to termination fees, wireless revenue and installation fees, and expense recognition, as well as other matters. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K.

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

        In order to improve operational efficiencies, and in response to the decline in revenue, we have implemented restructuring plans in which we reduced the number of employees and consolidated and subleased idle real estate properties. Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of this report, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product. We are also constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure and adjust these areas as deemed necessary. The purpose of the cost saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of healthcare and prescription drugs.

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

        The voice services revenue decrease in both years was primarily the result of access line losses, as shown in the table below, pricing declines and a reduction in access services revenue. Additional reasons include feature losses and lower long-distance volumes. We have experienced competition from technology substitution and CLECs and other telecommunications providers reselling our services by using UNE-Ps.

	Access Lines Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2002	2003 v 2001	2002 v 2001
Consumer	10,018	10,915	11,582	(897)	(667)	(8)%	(6)%
Business	4,607	5,050	5,284	(443)	(234)	(9)%	(4)%
Wholesale	1,584	1,041	921	543	120	52%	13%

Total	16,209	17,006	17,787	(797)	(781)	(5)%	(4)%

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

        We also experienced a revenue decline of $77 million in switched and non-switched access revenue for 2003 and $207 million in 2002. This was primarily due to the access line losses described above and pricing declines. Interstate pricing declines occurred due to the July 2000 CALLS order. The CALLS order capped prices for certain services, including reductions in usage rates for access services. Non-switched access revenue declined due to FCC mandated rate reductions for wireless interconnection traffic. Additionally, in 2003 we recorded a reserve of $34 million against revenue for anticipated customer credits resulting from regulatory rulings that redefined tariffs on local calls.

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

        Cost of sales, as a percentage of revenue, was 26% for 2003, 23% for 2002 and 24% for 2001. Total cost of sales increased $176 million, or 7%, in 2003 and decreased $369 million, or 12%, in 2002. The increases in cost of sales as a percentage of revenue in 2003 were caused in part by the deterioration in product margins as retail access line losses are partially offset by lower margin UNE-Ps sold to our competitors at regulated rates. Also during 2003, our expenses increased due to higher employee and service-related costs, investment in DSL line conditioning expense, higher retiree healthcare costs and regulatory-related fees. During 2002, our expenses declined primarily due to lower staffing requirements and lower sales volumes. More discussion of these changes is provided below.

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

        Non-employee related costs, such as real estate costs and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), increased $20 million, or 5%, in 2003 and decreased $160 million, or 30%, in 2002. The increase in 2003 is primarily due to a $19 million increase in regulatory-related fees. This increase is net of a decrease in reciprocal compensation costs. Reciprocal compensation costs also decreased in 2002 and these declines were the result of declines in local voice services, and also as a result of regulatory action, which limited the amount of charges. The decrease in 2002 is also attributable to a $68 million decrease in postage and shipping, and software related expense associated with improved management expense controls.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software related expense, decreased $83 million, or 16%, in 2003 and increased $162 million, or 46%, in 2002. The decrease in 2003 was driven by lower marketing and advertising spending of $84 million which decreased due to increased management of these costs by an affiliate, and a decrease from prior year reserves for outstanding litigation. In 2002, non-employee expense increases were driven by a $176 million shift in information technology resources to maintenance activities from development activities that were eligible for capitalization, and establishing reserves for outstanding litigation.

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

        The current working capital deficit is primarily due to short-term borrowings from affiliates, dividends that we declare to QSC and the current portion of long-term debt. Borrowings from affiliates by our wholly owned subsidiary, Qwest Wireless, amounted to $2.118 billion as of December 31, 2003. The affiliate borrowings mature in January 2005; although we expect that the maturities of the borrowings will be extended by our affiliates as necessary. As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in Item 3 of this report. Therefore, in the event of an adverse outcome in one or more of these investigations and actions we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

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

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million ($25 million in the case of one of the debt instruments); or

  •
  judicial proceedings are commenced to foreclose on any of QCII's assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon such a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, our business operations and financial condition could be affected, potentially impacting our credit ratings and our ability to access the capital markets.

        In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Item 3—"Legal Proceedings—Legal Proceedings Involving QCII—Investigations, Securities Actions and Derivative Actions" of this report.

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

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of March 16, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

        Also, the GSA is conducting a review of all contracts with QCII for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII (including us and its other subsidiaries) should be considered for debarment. QCII is cooperating fully with the GSA and believes that it and we will remain suppliers of the government; however, if it and we are not allowed to be suppliers to the government, it and we would lose the ability to expand the services that we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of QCII's consolidated annual revenue.

        Any adverse outcome with respect to one or more of the SEC's investigations, the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon us.

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

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI and SPA actions described in "Legal Proceedings" in Item 3 of this report present material and significant risk to QCII. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, QCII has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII's most recent preliminary discussions and further analysis have led it to conclude that a reserve should be provided. Accordingly, QCII has recorded a charge in its financial statements amounting to $200 million which represents the minimum estimated amount of loss it believes is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided.

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserve could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        A criminal trial of four former employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge and the second pleaded guilty to a misdemeanor charge. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

Note 1: Business and Background

Description of business

        We are wholly owned by Qwest Services Corporation ("QSC"), which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII and generally account for the majority of QCII's consolidated revenues. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

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

        On January 1, 2003, we adopted SFAS No. 143. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $7 million (an asset retirement obligation of $12 million net of an incremental adjustment to the historical cost of the underlying assets of $5 million) in 2003. See further disclosure regarding SAS No. 143 in Note 4—Property, Plant and Equipment.

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

Other long-term liabilities

        Other long-term liabilities principally includes unamortized investment tax credits, other long-term liabilities-affiliates and rental obligations. Related party transactions are more fully described in Note 14—Related Party Transactions.

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

        Long-term liabilities—affiliates are included in other long-term liabilities and are not considered material to the financial statements. Other long-term liabilities are more fully described in Note 8—Other Financial Information.

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

        The Minnesota Commission issued its final, written decision imposing penalties and credits described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of QCII's consolidated financial statements for the fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. QCII can give no assurance as to the impacts on its financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII most recently engaged in preliminary discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led it to conclude that a reserve should be provided. Accordingly, QCII has recorded a charge in its financial statements amounting to $200 million which represents the minimum estimated amount of loss it believes is probable. QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. If the $200 million in recorded reserve is insufficient to cover these matters, QCII will be required to record additional charges to its statement of operations in future periods. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it ultimately incurs could be substantially more than the reserve it has provided.

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

        The securities actions are in a preliminary phase and QCII continues to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and QCII has not yet conducted discovery on these and other relevant issues. QCII is currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserve could have a significant impact, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, QCII's ability to meet its debt service obligations and its financial condition could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of March 16, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors and fraud. By their nature, our, or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        In early 2003, inadequate or ineffective policies continued to be a material weakness in our internal controls. As part of the effort that began in 2002 to improve our internal controls, we took the following steps in the first half of 2003 to correct this material weakness:

  •
  We appointed a new Senior Vice President—Finance and Controller, and a number of new individuals to our finance and controller groups;

  •
  We restructured the finance group in a manner that places greater emphasis on control and accountability issues;

  •
  We improved the effectiveness of our corporate compliance programs. The effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees; and

  •
  We established new policies and procedures for such matters as complex transactions, account reconciliations procedures and contract management procedures.

        By the end of the second quarter of 2003, we believe our internal controls no longer suffered from this material weakness.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2003. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There has been no change in the Company's internal controls over financial reporting that occurred in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under date of March 2, 2004, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries, a wholly owned subsidiary of Qwest Communications International Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the December 31, 2003, annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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