Form 10-Q/A
period 2004-03-31
QWEST CORP
filed 2004-11-15
CIK 68622

Use these links to rapidly review the document
QWEST CORPORATION FORM 10-Q/A TABLE OF CONTENTS

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms. Also, certain of our financial statements have been updated to reflect the discontinued operations of our wireless business, which we transferred to an affiliate in May 2004. These updated financial statements can be found in our Current Report on Form 8-K filed on August 11, 2004.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the recent restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters. As QCII has previously disclosed, it has engaged in preliminary discussions for purposes of resolving certain of these matters. QCII most recently engaged in discussions after it announced its 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led QCII to conclude that a reserve should be provided. Accordingly, QCII has recorded a charge in its financial statements amounting to $200 million which represents the minimum estimated amount of loss it believes is probable. QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the $200 million in recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve it has provided.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of May 5, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        On or about March 30, 2004, Teachers' Retirement System of Louisiana, ("TRSL") filed suit against QCII in the District Court for the City and County of Denver. The allegations of the TRSL complaint are substantially the same as the suit filed against QCII by SHC, except that TRSL alleges damages of $17 to $23 million. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado, where it is now pending.

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

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of our 2003 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL product.

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

        Non-employee related costs, such as real estate costs and reciprocal compensation payments (fees for terminating our customers' local calls onto other networks), decreased $19 million, or 19%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The change is primarily due to a decrease of $23 million in access costs related to lower volumes and a one-time rate adjustment for a certain customer.

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

        Non-employee related costs, such as real estate insurance and advertising, increased $38 million, or 29%, for the three months ended March 31, 2004 as compared to the same period in 2003. The change is attributable to an increase of $36 million in marketing and advertising expenses, primarily due to the 2004 advertising campaign for the new Sprint wireless products and increase advertising for our new value packages.

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

        As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments and or settlements as further discussed in Note—5 Commitments and Contingencies in Item 1 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing, or explore other methods to generate cash. Such activities could include issuing additional securities or asset sales. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

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

        Upon such a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to capital markets.

        In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 5—Commitments and Contingencies in Item 1 of this report.

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

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's June 30, 2000 acquisition of US WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States ("GAAP"). As of May 5, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        A criminal trial of four former Qwest employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge and the second pleaded guilty to a misdemeanor charge. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 5—Commitment and Contingencies in Item 1 of this report and in "Liquidity and Capital Resources" above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions. The 2004 QSC Credit Facility has a cross payment default provision and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

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

        Under the supervision and with the participation of QCII's management, including QCII's Chief Executive Officer and Chief Financial Officer, QCII evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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