Form 10-Q/A
period 2004-06-30
QWEST CORP
filed 2004-11-15
CIK 68622

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this
Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, other than the financial statements and related footnotes thereto contained in such Form.

 QWEST CORPORATION
FORM 10-Q/A

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. As QCII has previously disclosed, it continues to engage in discussions for purposes of resolving certain of these matters. In December 2003, QCII recorded a charge in its financial statements amounting to $200 million. QCII recently recorded an additional charge of $300 million, bringing the aggregate amount of the reserve to $500 million which represents the minimum estimated amount of loss QCII believes is probable. QCII recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the $500 million in recorded reserve is insufficient to cover these matters, it will need to record additional charges to its statement of operations in future periods. QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss it may ultimately incur could be substantially more than the reserve it has provided. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from these matters.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with GAAP. As of August 6, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenues. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

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

        As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments as further discussed in Note 7- Commitments and Contingencies in Item 1 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt service obligations and affect its financial condition, potentially impacting its credit rating, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. In particular, to the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios in certain debt agreements will be adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets. In addition, a three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 7—Commitments and Contingencies in Item 1 of this report.

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

        As of June 30, 2004 and at December 31, 2003, approximately $1.3 billion of floating-rate debt was exposed to changes in interest rates. As of June 30, 2004 and December 31, 2003, we had approximately $750 million and $850 million respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $5.7 billion and $5.8 billion of long-term fixed rate debt at June 30, 2004 and at December 31, 2003, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $400 million at June 30, 2004 and December 31, 2003. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $400 million and $500 million at June 30, 2004 and December 31, 2003, respectively.

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

        In addition, the SEC has conducted an investigation concerning QCII's earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from QCII's June 30, 2000 acquisition of US WEST. On November 21, 2001, the SEC staff informed QCII of its intent to recommend that the SEC authorize an action against QCII that would allege it should have included in the earnings release a statement of its earnings in accordance with generally accepted accounting principles in the United States of America ("GAAP"). As of August 6, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, QCII expects that if its current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        The investigations and securities actions described in Note 7—Commitments and Contingencies in Item 1 of this report present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and securities actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. As QCII has previously disclosed, QCII continues to engage in discussions for purposes of resolving certain of these matters. In December 2003, QCII recorded a charge in its financial statements amounting to $200 million. It recently recorded an additional charge of $300 million, bringing the aggregate amount of the reserve to $500 million which represents the minimum estimated amount of loss it believes is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve QCII has provided. We can give no assurances as to the impacts on our or QCII's financial results or financial condition that may ultimately result from these matters.

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