Form 10-K
period 2004-12-31
QWEST CORP
filed 2005-03-01
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004
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

        On December 31, 2004, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Item	Description
Glossary of Terms
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services
PART IV
15.	Exhibits and Financial Statement Schedules
Signatures

i

GLOSSARY OF TERMS

        Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

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

        Bell Operating Company (BOC).    As defined in the 1996 Telecommunications Act, the term includes Qwest Corporation, as the successor to U S WEST Communications, Inc. Under the 1996 Telecommunications Act, "Bell Operating Company" also would include any successor or assign of Qwest Corporation that provides wireline telephone exchange service.

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

        Frame Relay.    A high speed switching technology, primarily used to interconnect multiple local networks.

        Incumbent Local Exchange Carrier (ILEC).    A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

        Integrated Services Digital Network (ISDN).    A telecommunications standard that uses digital transmission technology to support voice, video and data communication applications over regular telephone lines.

        Interexchange Carriers (IXCs).    Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

        InterLATA long-distance services.    Telecommunications services, including "800" services, that cross LATA boundaries.

        Internet Dial Access.    Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

        Internet Protocol (IP).    A protocol for transferring information across the Internet in packets of data.

        Internet Service Providers (ISPs).    Businesses that provide Internet access to retail customers.

        IntraLATA long-distance services.    These services include calls that terminate outside a caller's local calling area but within their LATA including wide area telecommunications service or "800" services for customers with highly concentrated demand.

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

        Private Lines.    Direct circuits or channels specifically dedicated to an end-user organization for the purpose of directly connecting two or more sites.

        Public Switched Telephone Network (PSTN).    The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

        Unbundled Network Elements (UNEs) Platform (UNE-P).    Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

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

PART I

ITEM 1. BUSINESS

        We are wholly owned by Qwest Services Corporation, or QSC, which is wholly owned by QCII. We provide local telecommunications and related services, long-distance services and data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (including the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

  •
  InterLATA long-distance services;

  •
  Dedicated Internet access;

  •
  Virtual private network;

  •
  Internet dial access;

  •
  Web hosting; and

  •
  Professional services.

        For certain other products and services we provide and for a variety of internal communications functions, we utilize QCII's fiber optic network to transport voice and data traffic. Also, through its fiber optic network, QCII provides nationally some data and Internet access services, including private line, ATM and Frame Relay, that are similar to services we provide within our local service area.

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

        Until May 2004, we provided wireless services through our subsidiary, Qwest Wireless LLC. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. For a summary of the results of operations related to our discontinued operations please see Note 7—Transfer of Qwest Wireless Operations to our consolidated financial statements in Item 8 of this report.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Item 7 of this report.

Recent Developments

        On February 11, 2005, QCII transmitted a letter to the Board of Directors of MCI, Inc. in which it proposed the acquisition of MCI by QCII and included the initial terms of its proposal. QCII reconfirmed the terms of its proposal in a letter to MCI's Board of Directors on February 13, 2005. It subsequently learned that MCI had agreed to be acquired by Verizon Communications Inc., and, on February 17, 2005, QCII transmitted another letter to MCI's Board of Directors in which it notified MCI of its intention to submit a modified proposal to acquire MCI, notwithstanding MCI's agreement with Verizon, and also noted QCII's expectation that MCI and its advisors will engage it in a meaningful dialogue regarding the merits of QCII's proposal and provide QCII access to due diligence information that it believes has been made available to other parties. On February 24, 2005, QCII transmitted another letter to MCI's Board of Directors in which QCII modified the terms of its proposal to acquire MCI and again urged MCI's Board of Directors to engage with QCII in meaningful discussions regarding QCII's revised proposal. Under the terms of QCII's revised proposal, MCI shareholders would receive $24.60 per MCI share, comprised of $9.10 in cash and $15.50 of QCII's common stock based on an exchange ratio of 3.735 shares of QCII's common stock per MCI share, subject to adjustment if the average trading price for QCII's common stock during a period of twenty trading days prior to the closing of the transaction does not equal $4.15 per share. We cannot provide any assurance as to whether QCII will be successful in its effort to acquire MCI.

Financial Condition

        The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Operating Results:
Operating revenue	$10,331	$10,811	$11,379
Operating expenses	8,016	8,499	8,429
Operating income	2,315	2,312	2,950
Income from continuing operations	1,044	1,083	1,502
Net income	991	1,050	805
	As of December 31,
	2004	2003
Balance Sheet Data:
Consolidated debt	$7,660	$7,755
Working capital deficit*	(1,017)	(2,670)
Total stockholder's equity	3,604	3,077

*
Working capital deficit is calculated as the amount by which our current liabilities exceed our current assets.

        As shown above, over the past three years we have experienced declining revenue. We are taking a number of measures designed to improve our financial condition, such as our participation in QCII's recent and continuing customer service initiatives, cost reductions and entering into financial transactions to extend maturities on our debt. However, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

Reserve for Investigations and Securities Matters

        As we have previously disclosed, during 2004 and 2003, QCII recorded reserves in its financial statements totaling $750 million in connection with the investigations and securities actions described in "Legal Proceedings" in Item 3 of this report. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the investigation of QCII by the Securities and Exchange Commission, or SEC. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods. QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature.

        QCII continues to defend against the securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of its recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause it to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Operations

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers, including affiliated entities, who purchase our products and services on a wholesale basis.

Wireline Services

        We offer wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our traditional telephone network. Our traditional telephone network consists of all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 15.5 million access lines in 14 states.

Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

  Voice Services

        Local voice services—consumer, business and wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by state regulators. Through this network, we provide:

  •
  basic local exchange services provided through access lines connected to our portion of the traditional telephone network;

  •
  switching services for customers' communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance; and

  •
  collocation services (i.e., hosting of another provider's telecommunication equipment in our facilities).

        On a wholesale basis we provide network transport, billing services and access to our local network within our local service area to other telecom providers and wireless carriers. These services allow other telecom companies to provide telecommunications services using our local network. At times we sell UNEs or UNE-P, which allow our wholesale customers to assemble or arrange for their own networks and to interconnect with our local network.

        Long-distance voice services—consumer, business and wholesale.    We provide IntraLATA long-distance services to our customers within our local service area.

        Access services—wholesale.    We also provide services to other data and telecommunications providers within our local service area to connect their customers to their networks so that they can provide long-distance, transport, data and Internet services.

  Data and Internet Services

        Data and Internet services—consumer, business and wholesale.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds up to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers make internal and external data transmissions, such as transferring files from one location to another. Our consumer customers access email and the Internet under a variety of connection speeds and pricing packages. Also, our wholesale customers use our facilities for collocation, or to host their equipment and use our private line services to connect their customers to their networks.

        Some of our data and Internet services are described below:

  •
  Digital subscriber line, which permits existing consumer and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks;

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

  •
  Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites; and

  •
  Integrated Services Digital Network, which uses digital transmission technology to support voice, video and data communication applications over regular telephone lines.

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

Affiliate Services

        We provide telephony, data services, billing services and other miscellaneous services to our affiliates.

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we believe factors such as pricing, customer service and bundling are increasingly becoming determining factors in maintaining or increasing market share in the telecommunications industry.

        We are seeking to distinguish ourselves from our competitors through our participation in a number of QCII's customer service initiatives supporting its Qwest Spirit of Service™ brand commitment. We believe these initiatives were a factor in improving QCII's and our customer service relative to our peers in some respects over the past year. In a residential local telephone service evaluation of 11 providers in the Western region, QCII was ranked eighth compared to its next-to-last and last-place ratings in earlier years. The study also said that QCII improved in all six components of customer satisfaction, which are customer service, billing, performance/reliability, image, offers/promotions and cost of service. QCII's customer service initiatives include the following:

  •
  Qwest Choice™. In 2003 and into 2004, QCII restructured its packaging and pricing plans in order to provide customers with greater choice, flexibility and simplification. These plans offer a variety of combinations of voice services, wireless services and data services. QCII also improved its product offerings during this period by entering into strategic relationships with providers of wireless and video services.

  •
  Promise of Value™. QCII initiated its Promise of Value™ campaign in late 2003. This campaign assists various customers in designing their mix of QCII products and services. As part of this campaign, QCII is offering free account reviews and advising its customers on the best Qwest solution for its value.

  •
  Customer Support. QCII has opened seventy retail locations where customers can learn more about its products and services and submit orders in person and has re-designed its website and the appearance of its bills to be clearer for its customers.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to the conduct of our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

Wireline Services

        Local voice services.    In providing local voice services to our consumer and business customers within our local service area, we compete with national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers, wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephones and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2004. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was mandated by the FCC in late 2003, is another competitive factor that may contribute to access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers.

        Although our status as an incumbent local exchange carrier helps make us the leader in providing wireline services within our local service area, increased competition has resulted in declines in our access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

        Our competitors, mainly CLECs and CLEC/IXC combinations, continue their use of unbundled network elements, or UNEs. These functions and services, which we have been required to provide at wholesale rates as a matter of current federal and state laws and regulations, has allowed our competitors to purchase all of the elements they need to provide competitive local services to our customers. Bell Operating Companies, or BOCs such as Qwest, have been required to make their network elements available to the competitors, which allows CLECs and CLEC/IXC combinations an alternative to building their own telecommunications facilities. Consequently, we believe these competitors have been able to provide local service at a cost advantage, allowing them to gain market share. The obligation to provide UNEs reduces our revenue and margin.

        On February 5, 2005, the FCC issued new rules eliminating the ILECs' obligations to continue providing UNE-P and unbundled switching as a UNE. The new rules no longer require ILECs to make UNE-P available for new purchases and gives CLECs 12 months to migrate existing circuits off the UNE platform to other service or facility arrangements. For the term of the transition, the monthly price of UNE-P will increase slightly. In anticipation of the FCC decision, we began offering CLECs the Qwest Platform Plus™ (QPP™) product in 2004 as an alternative to UNE-P. The majority of UNE-P purchasers have entered into agreements with Qwest to purchase QPP. While we believe use of our new wholesale product will reduce the downward pressure on our margins, its availability will still likely result in further incremental retail access line losses.

        Long-distance voice services.    National telecommunications providers, such as Sprint and MCI Inc. compete with us in providing IntraLATA long-distance services in our local service area. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

        Competition in the long-distance consumer market is based primarily on price, customer service, quality and reliability. Although we are a market share leader in providing IntraLATA long-distance services within our local service area, we have lost significant market share over the last few years and we will continue to face increasing competition in the long-distance consumer market from national carriers, who have substantial financial and technical resources. Competition in the business market is based on similar factors.

        Access services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to national long-distance carriers and wireless carriers. Also, we earn revenue when we originate or terminate calls that are carried by national long-distance carriers and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers bypass the traditional methods for originating and terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must pay the costs of carrier access and reciprocal compensation charges.

        Data and Internet services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services to our business customers, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, ILECs, CLECs and large integrators (such as International Business Machines Corporation and Electronic Data Systems Corporation). Large integrators are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers, which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state regulators and other governmental entities. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. On August 21, 2003, the FCC issued the triennial review order in response to the D.C. Circuit Court of Appeals' decision vacating the FCC's rules that had determined the UNEs that are required to be made available to competitors. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers, subject to an opportunity for state regulators to rebut this presumption before the FCC, which did not occur; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices), subject to an opportunity for state regulators to rebut this presumption of impairment; (iii) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers were "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (iv) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services to residential customers and multiple tenant buildings that are residential or predominately residential in nature; and (v) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. On March 2, 2004, consistent with the ILECs' arguments, a three-judge panel of the D.C. Circuit issued a decision vacating and remanding back to the FCC significant portions of the triennial review order. On June 16, 2004, the D.C. Circuit's decision became effective. As a result of the D.C. Circuit's decision, the FCC must conduct a rulemaking proceeding to adopt new unbundling rules for mass market switching, high capacity loops and dedicated transport, and other issues.

        On August 20, 2004, the FCC initiated a rulemaking proceeding to replace the unbundling rules that were vacated by the D.C. Circuit. In addition, the FCC issued interim unbundling rules that "freeze" the unbundling obligations in the ILECs' interconnection agreements for six months, or until the FCC adopts permanent rules, if that occurs earlier. In response, certain ILECs, including us, filed a petition for mandamus requesting that the D.C. Circuit Court of Appeals overturn the interim rules. The petitioners argued that the interim unbundling rules are inconsistent with the court's decision vacating the triennial review order. On October 6, 2004, the D.C. Circuit held the ILECs' challenge in abeyance. On February 5, 2005, the FCC issued new unbundling rules to replace the unbundling rules that were vacated by the D.C. Circuit. The new rules: (i) eliminate the obligation for ILECs, such as Qwest, to provide access to switching as a UNE in order to serve mass market customers, subject to a transition period; (ii) eliminate the obligation to provide access to DS1 and DS3 loops as a UNE in any building within the service area of a wire center that meets certain criteria established by the FCC, related to the size of, and number of collocators in the wire center, subject to a transition period; (iii) eliminate the obligation to provide access to DS1 and DS3 dedicated transport between any wire centers that meet certain criteria established by the FCC related to the size of, and number of collocators in the wire centers, subject to a transition period; and (iv) allow CLECs to convert special access circuits to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. The FCC's unbundling relief for DS1 and DS3 loops and dedicated transport will affect a small minority of Qwest's wire centers. The ILECs' mandamus petition is still pending before the D.C. Circuit. Apart from the FCC's unbundling rules, Qwest has entered into commercial arrangements to provide MCI, AT&T and numerous other CLECs with a product that is functionally equivalent to UNE-P at rates that are somewhat higher than the rate for UNE-P, and commercial arrangements to provide Covad Communications Company and other CLECs with a product that is functionally equivalent to, but somewhat higher priced than, UNE line sharing. According to the FCC's February 2005 order those arrangements will not be affected by the FCC's new unbundling rules.

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

Intercarrier Compensation and Access Pricing

        The FCC has initiated over the past five years a number of proceedings that do and will affect the rates and charges for access services and other forms of intercarrier compensation for services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are interrelated, and because new technologies (such as VoIP) are emerging that pose further complications, it will take some time for the rulemaking to be completed. Also, there has been a national trend towards reducing the amounts charged for use of our networks to terminate local, IntraLATA and other intrastate calls, in preference of a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commenced a broad inquiry into, and initiated a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic; and (ii) access charges that apply to long-distance traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep," under which carriers freely exchange traffic and collect charges from their end-user customers in lieu of the present system in which carriers are obligated to compensate one another for network utilization. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users. In an associated Order, the FCC adopted interim rules requiring carriers to reduce their charges to other carriers for terminating ISP traffic over a 36 month period and placing limits on the number of such minutes for which charges could be assessed. On February 10, 2005, the FCC met and adopted a further notice of proposed rulemaking in the pending intercarrier compensation docket, requesting comment on seven specific plans for revision to the intercarrier compensation structure. The memorandum opinion and order analyzing these plans and formally requesting comment has not yet been released by the Commission.

        On October 18, 2004, in a related docket the FCC released an Order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in the April 27, 2001 Order described above. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the April 27, 2001 Order. The effect of this Order may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this Order. This order is currently pending appeal before the United States Court of Appeals for the DC Circuit.

        AT&T has filed petitions with both the FCC and U.S. Court of Appeals for the DC Circuit requesting that ILEC special access rates be reduced and that ILEC special access flexibility be curtailed. Oral argument before the Court on AT&T's mandamus petition was held in November 2004. On January 31, 2005, the FCC released a memorandum opinion and order denying AT&T's requests for immediate reduction of access rates and suspension of the FCC's pricing flexibility rules. The memorandum opinion and order commenced a rulemaking to review all aspects of ILEC special access offerings.

        On July 19, 2004, the FCC released a Notice of Proposed Rulemaking commencing a narrow inquiry into access related Subscriber Line Charges (SLC) we may collect from certain end-users.

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

        In the LNP order, the FCC prescribed that porting from a wireline carrier to a wireless carrier is required where the requesting wireless carrier's coverage area overlaps the geographic location in which the wireline number is provisioned, including cases where the wireless carrier does not have point of interconnection or numbering resources in the rate center to which the phone number is assigned. The FCC also sought comment on, and will issue further rules regarding, the facilitation of wireless to wireline porting in cases where the rate center associated with the wireless number is different from the rate center in which the wireline carrier seeks to serve the customer. The LNP order was preceded by an FCC order, dated October 7, 2003, that dealt with issues related to implementation of wireless-to-wireless LNP.

        To date the FCC's rules related to wireline-to-wireless LNP have not had a significant impact on our access line losses, revenue or related costs. We believe the most significant impacts of wireline to wireless LNP were an increase in the operational costs of implementing LNP and the unfavorable impact on customer satisfaction due to technical difficulties with the porting process, both at Qwest and with other telecommunications providers. The FCC has a current proceeding to address whether the wireline porting interval (both to wireless and wireline providers) should be reduced.

Voice Over Internet Protocol

        On September 22, 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Commission imposing regulations applicable to providers of telephone service on Vonage's DigitalVoice, an IP based voice service sold to retail customers. On November 12, 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of such services that benefit consumers by providing them with more choice, competition and innovation. On March 10, 2004, the FCC issued its Notice of Proposed Rulemaking, or NPR, instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements such as those that impose a fee to support "universal service" and programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether such IP based services should be classified as an unregulated "information service" under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC will also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation, whether they must contribute to the universal service fund, and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and such growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services. This docket remains pending.

Operations, Installation and Maintenance

        On March 17, 2004, the FCC released an order eliminating the prohibition on shared network operations, installation and maintenance (OI&M) between BOCs and their long distance affiliates. The FCC put the prohibition in place in 1996 as part of its regulatory requirements implementing the Telecommunications Act. In its recent order the FCC concludes the OI&M prohibition is no longer appropriate because the costs outweigh the benefits and accounting safeguards and other restrictions are adequate to protect against competitive harm. On May 5, 2004, we filed with the FCC a revised cost allocation manual covering certain affiliate transactions permitted by the OI&M order. Consolidation of a number of network OI&M functions to improve efficiency and to reduce unnecessary duplication has since been implemented. QCII is continuing to aggressively evaluate how to best take further advantage of the elimination of the OI&M prohibition in a manner that increases efficiency, reduces costs and improves customer service.

Employees

        As of December 31, 2004, we employed approximately 29,000 people.

        Approximately 24,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2003, we entered into two-year collective bargaining agreements with the CWA and the IBEW. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits. Each of these agreements was ratified by union members and expires on August 13, 2005. We will seek to renegotiate these agreements in 2005.

Website Access

        Our website address is www.qwest.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading "SEC Filings." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC.

        QCII has adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that QCII makes any changes to, or provides any waivers from, the provisions of its codes of conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

        These codes of conduct, as well as copies of QCII's guidelines on significant governance issues and the charters of QCII's audit committee, compensation and human resources committee and nominating and governance committee, are available on our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to QCII's Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2004	2003
Land and buildings	7%	7%
Communications equipment	43%	43%
Other network equipment	45%	44%
General-purpose computers and other	5%	6%

	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $42.9 billion and $42.7 billion at December 31, 2004 and 2003, respectively, before deducting accumulated depreciation.

        We own and lease sales offices in major metropolitan locations. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

ITEM 3. LEGAL PROCEEDINGS

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily those discussed below under the "Regulatory Matters" subheading, as well as the "Colorado action" described below). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual.

        Throughout this report, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

DOJ Investigation and Securities Actions

        The DOJ investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII's consolidated financial statements for 2001 and 2000, which are described in QCII's annual report on Form 10-K/A for the year ended December 31, 2002, or QCII's 2002 Form 10-K/A, affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with these matters. On October 21, 2004, QCII entered into a settlement with the SEC concluding a formal investigation concerning QCII's accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with QCII's SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions described below.

        QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement is insufficient to cover these other matters, QCII will need to record additional charges to its statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

        At this time, QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities actions described below. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain of these matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigations, securities actions and certain other litigation.

        QCII continues to defend against the securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

  Investigations

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII's business. QCII believes the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in its 2002 Form 10-K/A, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

        On October 21, 2004, QCII entered into a settlement with the SEC, concluding a formal investigation concerning its accounting and disclosures, among other subjects. Please see "Matters Resolved in the Fourth Quarter of 2004" below for a discussion of the SEC settlement. On February 22, 2005, QCII was notified by the General Services Administration, or GSA, that the GSA had determined not to pursue any administrative action against QCII based on the information contained in the administrative record. Accordingly, QCII is a presently responsible contractor eligible to compete for federal government business. Please see "Matter Resolved in the First Quarter of 2005" below for a discussion of the completed GSA review.

  Securities Actions

        QCII is a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that QCII violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others.

  •
  Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars.

  •
  ERISA action. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. QCII expects that an eighth action purportedly brought on behalf of the Plan will also be consolidated into the consolidated action. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan assets. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution.

  •
  Colorado action. A putative class action purportedly brought on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make QCII appear successful and to inflate the value of QCII's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

  •
  New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about QCII's business, revenues and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

  •
  CALSTRS action. An action by the California State Teachers' Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased QCII securities, and asserts that defendants' actions caused it to lose in excess of $150 million invested in QCII's equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

  •
  SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenues and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in QCII securities are in excess of $12.5 million. SURSI seeks, among other things compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement.

  •
  SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects and that its losses from investments in QCII securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

  •
  SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about QCII. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  TRSL action. An action by the Teachers' Retirement System of Louisiana, or TRSL, is pending in the federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about QCII. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of QCII's revenues and growth prospects and that their losses from investments in QCII securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest (in which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002 against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest. The second amended complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio, QCII's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, Qwest's former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' attorneys' fees and costs.

        On January 20, 2005, Citibank, N.A., Deutsche Bank AG London, ABN AMRO Bank N.V. and others notified QCII of their intent to file a complaint in the District Court for the City and County of Denver, State of Colorado, that would allege, among other things, fraud, misrepresentation, breach of fiduciary duty and related aiding and abetting claims, in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII's former General Counsel, and other former employees of QCII or KPNQwest. Plaintiffs have indicated their intention to seek compensatory damages (including interest), statutory and punitive damages and an award of plaintiffs' attorneys' fees and costs.

        The four KPNQwest litigation matters described above are in preliminary phases and QCII continues to defend against the three filed cases vigorously and will likewise defend against the fourth matter if it is filed. QCII has not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, QCII is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, QCII's financial condition and its ability to meet its debt obligations could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Regulatory Matters

        As described below, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits.

  •
  Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission's final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals.

  •
  Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation will come before the Commission on motions for reconsideration.

  •
  New Mexico. On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, QCII, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005, the administrative law judge certified and recommended approval of the proposed settlement.

  •
  Washington. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement does not require Qwest to provide any credits to CLECs. On February 28, 2005, the Washington Commission entered an order approving the settlement and closing the docket.

  •
  Oregon. Oregon is considering a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        The New Mexico state regulatory commission has opened a docket to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico. Multiple parties have filed comments in that docket and variously argue that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court against QCII, certain former officers and certain current and former directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. Plaintiffs seek damages of approximately $272 million plus interest, a constructive trust upon QCII's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class, which was certified by the court on January 31, 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed on various dates in various courts against QCII on behalf of landowners in California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install QCII's fiber optic cable in the right-of-way without their consent. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters (except those in Louisiana) was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. QCII is seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate QCII to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs.

        The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves QCII's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes QCII's allocation of the costs between it and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court and QCII does not believe the IRS will be successful although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third party trustee. In July 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of its financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in QCII's liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards ("NOLs"). Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

Matters Resolved in the Fourth Quarter of 2004

        On October 21, 2004, QCII entered into a settlement with the SEC, concluding a formal investigation concerning its accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against QCII in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to its financial reporting and disclosures. QCII agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment to be entered by the court. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins QCII from future violations of certain provisions of the securities laws and requires it to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which was paid in December 2004 and the second of which must be paid by December 31, 2005), plus $1 as nominal disgorgement.

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

        Illuminet, Inc., a traffic aggregator, and several of its customers filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota, New Mexico and Colorado alleging that they were entitled to refunds due to QCII's purported improper implementation of tariffs governing certain signaling services QCII provides in those states. QCII and Illuminet entered into a settlement that resolves each of these cases as well as any potential claims that may be made by Illuminet relating to this matter. In addition, QCII and Nextel have settled an arbitration filed by Nextel in which it requested refunds due to alleged improper implementation of the signaling tariffs.

Matter Resolved in the First Quarter of 2005

        The GSA announced in July 2002 that it was conducting a review of all contracts with QCII for purposes of determining QCII's present responsibility to be a contractor to the Federal government. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII should be considered for debarment. QCII was informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. On February 2, 2005, QCII was informed that the Inspector General had made a second referral regarding whether QCII should be considered for debarment, this one based generally on the matters that are the subject of the complaint filed against QCII in connection with its settlement with the SEC and on SEC actions against and settlements with three former QCII employees in 2003 and 2004 and a fourth action filed against a former QCII employee in 2004 that is currently pending in the federal district court in Colorado. On February 22, 2005, QCII was notified by the GSA that the GSA had determined not to pursue any administrative action against QCII based on the information contained in the administrative record. Accordingly, QCII is a presently responsible contractor eligible to compete for Federal government business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We have omitted this information pursuant to General Instruction I(2).

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. Certain prior year amounts have been reclassified to conform to current-year presentation.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in millions)
Operating revenue	$10,331	$10,811	$11,379	$12,004	$11,814
Operating expenses	8,016	8,499	8,429	8,764	9,128
Operating income	2,315	2,312	2,950	3,240	2,686
Income from continuing operations	1,044	1,083	1,502	1,768	1,286
Net income(1)	$991	$1,050	$805	$1,407	$903
Other data:
Cash provided by operating activities	$3,319	$4,824	$4,562	$4,148	$4,370
Cash used for investing activities	(1,431)	(1,667)	(2,518)	(4,141)	(4,221)
Cash (used for) provided by financing activities	(2,249)	(2,458)	(1,954)	34	(93)
Capital expenditures	1,437	1,635	1,746	4,246	4,286
Balance sheet data:
	As of December 31,
	2004	2003	2002	2001	2000
Total assets	$19,590	$21,937	$22,669	$24,473	$22,617
Total debt(2)	7,660	7,755	7,260	7,262	7,160
Debt to total capital ratio(3)	68%	72%	62%	61%	61%

(1)
Amounts that follow in this footnote are on an after-tax basis.

2004. 2004 net income includes a charge of $34 million for asset impairments and a net charge of $38 million for restructuring and other charges.

2003. 2003 net income includes a charge of $35 million for restructuring activities and a $219 million credit for cumulative effect of a change in accounting principle.

2002. 2002 net income includes a net charge of $9 million for Merger-related, restructuring and other (credits).

2001. 2001 net income includes charges aggregating $182 million for restructuring and Merger-related, restructuring and other charges, a charge of $136 million for a depreciation adjustment on access lines returned to service, a charge of $19 million for asset impairments, and a gain of $31 million on the sale of rural exchanges.

2000. 2000 net income includes a charge of $498 million for Merger-related costs and a charge of $205 million for asset impairments.

(2)
Amounts exclude future purchase commitments, operating leases, letters of credit and guarantees. At December 31, 2004, the amount of those future purchase commitments, operating leases and letters of credit was approximately $787 million.

(3)
The debt to total capital ratio is a measure of the amount of debt in our capitalization. The ratio is calculated by dividing debt by total capital. Debt includes current borrowings and long-term borrowings as reflected in our consolidated balance sheets. Total capital is the sum of debt and total stockholder's equity.

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

Business Overview and Presentation

        We provide local telecommunications and related services, IntraLATA long-distance services and data services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

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

        Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Item 8 of this report, including the footnotes thereto. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about

QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2004. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports. See further discussion in Note 14—Contributions to QCII Segments to our consolidated financial statements in Item 8 of this report.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

  •
  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue;

  •
  We expect changes in technology such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses;

  •
  We expect industry-wide competitive factors to continue to impact our results; however, we believe our competitive position has improved due to recent rulings on UNE-P that allow us to charge higher rates to other telecommunication providers and also due to changes in some of our competitors' announced strategies;

  •
  Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services; and

  •
  We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

        The following table summarizes our results of operations for the years ended 2004, 2003 and 2002:

	Years ended December 31,			Increase/(Decrease)		Percentage Change
	2004	2003	2002	2004 v 2003	2003 v 2002	2004 v 2003	2003 v 2002
	(Dollars in millions)
Operating revenue	$10,331	$10,811	$11,379	$(480)	$(568)	(4)%	(5)%
Operating expenses, excluding asset impairment charges	7,962	8,499	8,429	(537)	70	(6)%	1%
Asset impairment charges	54	—	—	54	—	nm	nm

Operating income	2,315	2,312	2,950	3	(638)	0%	(22)%
Other expense—net	573	554	515	19	39	3%	8%

Income before income taxes, discontinued operations, and cumulative effect of change in accounting principle	1,742	1,758	2,435	(16)	(677)	(1)%	(28)%
Income tax expense	(698)	(675)	(933)	23	(258)	3%	(28)%

Income from continuing operations	1,044	1,083	1,502	(39)	(419)	(4)%	(28)%
Loss from discontinued operations—net of tax	(53)	(252)	(697)	199	445	79%	64%

Income before cumulative effect of change in accounting principle	991	831	805	160	26	19%	3%
Cumulative effect of change in accounting principle—net of tax	—	219	—	(219)	219	nm	nm

Net income	$991	$1,050	$805	$(59)	$245	(6)%	30%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        Although total operating revenue continued to decline in 2004, we experienced a deceleration of revenue losses consistent with the slowing of the loss of access lines.

        The following table shows our access lines by channel as of December 31, 2004, 2003 and 2002.

	Access Lines*
	Years Ended December 31,			Increase/ (decrease)		Percentage Change
	2004	2003	2002	2004 v 2003	2003 v 2002	2004 v 2003	2003 v 2002
	(in Thousands)
Consumer	9,247	9,911	10,798	(664)	(887)	(7)%	(8)%
Business	4,396	4,607	5,050	(211)	(443)	(5)%	(9)%
Wholesale	1,879	1,691	1,158	188	533	11%	46%

Total	15,522	16,209	17,006	(687)	(797)	(4)%	(5)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

        We believe that the deceleration in access line losses shown in this table was due in part to the ILECs', including Qwest's, success in achieving favorable regulatory rulings and the success of QCII's customer service initiatives (in which we participate) designed to provide our customers with improved service and expanded product offerings.

2004 COMPARED TO 2003

        The following table compares operating revenue for the years ended December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Voice services	$7,118	$7,881	$(763)	(10)%
Data and Internet	2,137	2,126	11	1%
Affiliate services	1,064	784	280	36%
Other services	12	20	(8)	(40)%

Total operating revenue	$10,331	$10,811	$(480)	(4)%

  Voice Services

        The decrease in voice services revenue was primarily due to access line losses from competitive pressures, technology substitution and a reduction in access revenues from external parties that are being replaced by affiliate revenues as our affiliate re-entered the long-distance market in our local service area. In particular, for the past two years a significant portion of our consumer and business access line losses have been attributable to our competitors' use of UNE-P and unbundled local loops to deliver voice services. These losses have been partially offset by corresponding increases in our wholesale access lines (where UNE-Ps are reflected). However, the regulated price structure of UNE-Ps applied downward pressure on our revenue.

        On February 5, 2005, the FCC issued new rules eliminating the ILECs' obligations to continue providing UNE-P and unbundled switching as a UNE. We believe this will lead to greater flexibility in negotiating contract rates with CLECs and data access providers. Also, some of our competitors recently announced their intention to discontinue marketing consumer local voice service to new customers. We believe these factors will help mitigate the downward pressure on wireline margins due to UNE-P. Furthermore, although access line losses continue, the rate of loss of access lines has recently slowed. We believe this slowing is due to the UNE-P factors discussed above.

  Data and Internet Services

        Data and Internet services revenue increased due to increases in DSL as this service continues to be expanded geographically to allow more of our customers to convert from dial-up Internet connections to our DSL services. The number of consumer DSL subscribers grew by 62%, and we expanded our DSL service area to 67% of our local service area in 2004; however, the impact of increases in consumer DSL subscribers and related revenue was offset in part by decreases in wholesale data and Internet services.

  Affiliate Services

        The increase in affiliate services revenue was primarily caused by increases in switched access, private line and billing and collection services provided to our long-distance affiliate. The increase in these services is offset by a reduction in service revenues from external customers and was associated with growth in the affiliate's long-distance business as they re-entered this business in our local service area.

2003 COMPARED TO 2002

        The following table compares operating revenue for the years ended December 31, 2003 and 2002:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2003	2002	2003 v 2002	2003 v 2002
	(Dollars in millions)
Voice services	7,881	8,599	(718)	(8)%
Data and Internet	2,126	2,189	(63)	(3)%
Affiliate services	784	568	216	38%
Other services	20	23	(3)	(13)%

Total operating revenue	$10,811	$11,379	$(568)	(5)%

  Voice Services

        The decrease in voice services revenue was driven by losses of access lines (see table above) as we experienced competition from both technology substitution and other telecommunications providers reselling our services by using UNE-Ps. In addition, reductions in revenue from external parties were replaced by affiliate revenues as our affiliate re-entered the long-distance market in our local service area. The regulated price structure of UNE-Ps also applied downward pressure on our revenue. The increase in wholesale UNE-P access lines partially offset the loss of retail access lines, but we also experienced declines in sales of enhanced features and installation and repair services in our consumer and business channels. Wholesale local voice revenue declined in 2003 and 2002 primarily due to reductions in demand for services such as operator assistance, pay phones, and collocation.

  Data and Internet Services

        The decline in data and Internet services revenue is primarily due to the loss of revenue from the bankruptcies of large customers, primarily in 2002, such as Touch America, Inc., MCI and Genuity. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services directly to end-user customers. Prior to that date we had previously provided these services to Microsoft on a wholesale basis. Subsequent to that date we have been recognizing revenue at higher retail rates rather than the lower wholesale rates we charged Microsoft. We also increased our DSL subscriber base by 19%.

Affiliate Services

        The increase in affiliate services revenue was primarily caused by QCII's entrance into the InterLATA long-distance business and a migration of telecommunications services from third-party providers onto our network. These services and related revenue increases were related primarily to increases in private line services, and increases in marketing, sales and billing and collection services provided. These increases were offset by reductions in similar services previously provided to external customers.

Operating Expenses

Operating Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition. This and other factors have led to some of the following trends affecting our operating expenses:

  •
  Pension and healthcare costs. The combined costs of pension and healthcare are expected to rise modestly in the short term due to a net increase in amortization of previously identified actuarial benefits and losses.

  •
  Reduced capital expenditures. Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. This reduction has in turn led to a reduction in our depreciation expense. Given the current business environment as discussed in Item 1 of this report, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements, primarily in the DSL area.

  •
  Reduced affiliate costs. The combined affiliate costs included in both cost of sales and SG&A are expected to remain at levels slightly below or consistent with 2004 charges, which were reduced from 2003 levels primarily due to the favorable impact of restructuring activities, and a reduction in information technology costs due to a concentration of systems work on products and services of other affiliates. In addition a benefit of approximately $40 million was realized in 2004 from a change in allocation methodology for third party system maintenance charges.

  2004 COMPARED TO 2003

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Operating expenses:
Cost of sales
Employee-related costs	$1,512	$1,535	$(23)	(1)%
Network expenses	194	209	(15)	(7)%
Other non-employee-related costs	430	486	(56)	(12)%
Affiliate costs	306	420	(114)	(27)%

Total cost of sales	2,442	2,650	(208)	(8)%
Selling, general and administrative
Employee-related costs	549	583	(34)	(6)%
Bad debt	32	125	(93)	(74)%
Restructuring costs	61	57	4	7%
Property and other taxes	312	403	(91)	(23)%
Other non-employee-related costs	669	615	54	9%
Affiliate costs	1,204	1,315	(111)	(8)%

Total selling, general and administrative	2,827	3,098	(271)	(9)%
Depreciation	2,327	2,412	(85)	(4)%
Capitalized software and other intangible assets amortization	366	339	27	8%
Asset impairment charges	54	—	54	nm

Total operating expenses	$8,016	$8,499	$(483)	(6)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Expenses

  Cost of Sales

        Cost of sales includes employee-related costs, such as salaries and wages directly attributable to products or services, and benefits, network facility costs and other non-employee related costs such as facility costs, materials and supplies, contracted engineering services and computer system support, incurred by us or on our behalf by our affiliates.

        Cost of sales as a percentage of revenue decreased from 25% in 2003 to 24% in 2004 due to decreases in affiliate costs, attributed to costs savings resulting from restructuring efforts of affiliate companies and reductions in allocated information technology costs, and decreases in other non-employee-related costs. The decrease in other non-employee related costs is attributed to a favorable settlement of $39 million on a reciprocal compensation agreement as well as lower access charges.

  Selling, general and administrative

        SG&A expenses include employee related costs such as salaries, wages and benefits not directly attributable to products or services, restructuring charges, sales commissions and other non-employee related costs such as property and other taxes, bad debt charges, real estate and rent for administrative space, advertising and professional service fees, incurred by us or on our behalf by our affiliates.

        The decrease in SG&A is due to lower affiliate costs, resulting from the factors discussed in operating expense trends, lower bad debt expense due to improvements in credit and collection practices, as well as a one-time favorable settlement of approximately $45 million from a customer emerging from bankruptcy, and lower property tax expense as a result of reduced property values and reduced capital expenditures. These decreases were partially offset by an increase in non-employee costs driven by higher marketing and advertising and external commissions. The increase in non-employee costs is offset in affiliate charges, as external commissions of approximately $20 million were incurred by our affiliates and allocated to us prior to 2004.

        As a result of the 2004 plan restructuring activities, we expect to realize annual cost savings of approximately $182 million.

  Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and other post-retirement benefit plans. Our results include an allocation of pension credits and post-retirement benefit expenses from QCII, which we refer to on a combined basis as a net pension expense or credit. We recorded net pension expenses of $159 and $189 million in 2004 and 2003 respectively. Our 2004 annual costs were reduced by approximately $28 million due to recently passed Medicare legislation that partially subsidizes the costs to employers of providing prescription drug coverage for their retirees. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

  Depreciation

        The 4% decrease in depreciation expense from $2.412 billion in 2003 to $2.327 billion in 2004 was primarily the result of reduced capital expenditures beginning in 2002.

  Capitalized software and other intangible assets amortization

        The 8% increase in amortization expense from $339 million in 2003 to $366 million in 2004 was attributable to the increase in total capitalized software.

  Asset impairment charges

        In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This resulted in the 2004 asset impairment charge of $54 million. For more information on our asset impairment charges, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

  2003 COMPARED TO 2002

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2003	2002	2003 v 2002	2003 v 2002
	(Dollars in millions)
Operating expenses:
Cost of sales
Employee-related costs	$1,535	$1,416	$119	8%
Network expenses	209	205	4	2%
Other non-employee-related costs	486	436	50	11%
Affiliate costs	420	359	61	17%

Total cost of sales	2,650	2,416	234	10%
Selling, general and administrative
Employee-related costs	583	482	101	21%
Bad debt	125	260	(135)	(52)%
Restructuring costs	57	18	39	nm
Property and other taxes	403	413	(10)	(2)%
Other non-employee-related costs	615	786	(171)	(22)%
Affiliate costs	1,315	1,226	89	7%

Total selling, general and administrative	3,098	3,185	(87)	(3)%
Depreciation	2,412	2,541	(129)	(5)%
Capitalized software and other intangible assets amortization	339	287	52	18%

Total operating expenses	$8,499	$8,429	$70	1%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

  Cost of Sales

        Cost of sales as a percentage of revenue increased from 21% in 2002 to 25% in 2003, due to higher employee and service related costs, primarily driven by increases in pension and post retirement benefit costs discussed below, investment in DSL line conditioning expense, and higher regulatory-related fees. Affiliate charges increased due to higher charges allocated to us for technology support and for a new affiliate equipment maintenance contract.

  Selling, general and administrative

        The primary causes of the reduction in selling, general and administrative were the decrease in bad debt expense as a result of large provisions associated with uncollectible receivables from MCI, Touch America and others that we recorded in 2002, improved collection practices and tighter credit policies in 2003 and a decrease in other non-employee related costs including marketing and advertising and professional fees to third-party vendors as we re-incorporated certain previously outsourced customer service functions into our operations. The offsetting increase in employee related costs resulted from increases in incentive compensation and increases related to our pension and post-retirement benefit plans.

  Pension and Post-Retirement Benefits

        The $242 million increase in pension and post-retirement benefit expense in 2003, from a credit of $53 million in 2002 to a $189 million expense in 2003, was due primarily to a $90 million reduction in the expected rate of return on plan assets from 9.40% to 9.00%, and a loss of $98 million resulting from recognition of actuarial gains and losses. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

  Depreciation

        The 5% decrease in depreciation expense was attributable to reduced capital expenditures and the resulting decreases in the depreciable basis of our fixed assets.

  Capitalized software and other intangible assets amortization

        The 18% increase in amortization expense was attributable the increase in total capitalized software.

Other Consolidated Results

  Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest, gains and losses on early retirement of debt and other income—net.

        The following table provides further detail regarding other expense—net:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2004	2003	2002	2004 v 2003	2003 v 2002	2004 v 2003	2003 v 2002
	(Dollars in millions)
Other expenses:
Interest expense—net	$584	$573	$541	$11	$32	2%	6%
Other income—net	(11)	(19)	(26)	8	7	(42)%	(27)%

Total other expenses	$573	$554	$515	$19	$39	3%	8%

2004 COMPARED TO 2003

        Interest expense—net.    The increase in interest expense during 2004 was attributable to higher average interest rates during the year.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for 2004 increased to 40.0% as compared to 38.4% for 2003. The change reflects an increase in our state income tax liabilities and non-deductible expenses, partially offset by the non-taxable income associated with the Medicare Act subsidy.

  Cumulative effect of change in accounting principle—net of tax

        In 2003, we recognized a gain of $219 million (net of taxes of $139 million) from the cumulative effect of adopting SFAS No. 143, "Accounting for Asset Retirement Obligations."

2003 COMPARED TO 2002

  Other Expense—Net

        Interest expense.    The increase in interest expense was primarily due to an increase in aggregate debt of $495 million during 2003.

  Income Tax Provision

        The effective income tax rate increased to 38.3% in 2003 from 37.8% in 2002 because 2002 contained beneficial state audit and accrual adjustments.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us and impacts on our credit ratings and access to capital markets.

        As of December 31, 2004, QCII had total borrowings of $17.3 billion. Some of the borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.017 billion and $2.670 billion as of December 31, 2004 and 2003, respectively. Our working capital deficit decreased $1.653 billion in 2004 primarily due to the discontinuance of Qwest Wireless operations, which resulted in the retirement of $2.134 billion of affiliate borrowings during May of 2004, and a partially offsetting reduction of $357 million in current assets associated with the discontinued operations. In addition, current borrowings were reduced by $476 million, with similar increases to long term debt. Dividends payable increased by $213 million as dividends declared of $2.664 billion exceeded actual dividend payments of $2.451 billion. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC.

        The current working capital deficit is primarily due to dividends that we declare to QSC and the current portion of long-term debt. As discussed below, we continue to produce significant cash from operating activities. We believe that our financial resources together with our cash flows from operations will be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements or tax payments, such as QCII's potential CLAS obligation, as further discussed in "Legal Proceedings" in Item 3 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. In particular, to the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios in certain debt agreements will be adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

Long-Term View

        We have historically operated with a working capital deficit as a result of the issues discussed above. We expect this trend to continue. As discussed below, we continue to generate substantial cash from operations. We believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, dividends and capital expenditures, for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase, or if we or QCII become subject to judgments and/or settlements significantly in excess of QCII's recorded reserve as further discussed in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and affect its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on QCII's cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

        The three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility") has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

        Upon such a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

Payment Obligations

  Payment obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2004:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations(1)(2)(3)
Long-term debt	$403	$—	$1,410	$322	$—	$5,657	$7,792
Interest on debt(4)	589	560	516	458	440	4,922	7,485
Capital lease obligations	3	2	2	2	1	8	18
Operating leases	115	85	80	71	54	241	646
Purchase commitment obligations	66	56	14	1	—	—	137

Total future contractual cash obligations	$1,176	$703	$2,022	$854	$495	$10,828	$16,078

(1)
The table does not include our open purchase orders as of December 31, 2004. These are primarily purchase orders at fair value that are cancelable without penalty, and are part of normal operations.

(2)
This table does not include accounts payable of $1.042 billion, dividends payable to QSC of $412 million, accrued expenses and other current liabilities of $803 million, deferred income taxes of $2.194 billion and other long-term liabilities of $531 million, all of which are recorded on our December 31, 2004 consolidated balance sheets.

(3)
We have certain long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support. In addition, we have telecommunications commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments generally require us to maintain minimum monthly and/or annual billings, based on usage. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)
Interest expense in future years may differ due to refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2004.

        Employee Benefit Plans.    QCII offers pension and post-retirement benefits to our employees, some of which are required under contractual agreements. Pension and certain post-retirement benefits are paid through trusts and therefore are not included in this table, as we are not able to reliably estimate our portion of future required contributions to the trusts. As of December 31, 2004, QCII's qualified defined benefit pension plan is fully funded. As of December 31, 2004 we have a liability of $2.833 billion for our allocation of QCII's post-retirement and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 10—Employee Benefits to our consolidated financial statements in item 8 of this report.

Letters of Credit

        At December 31, 2004, we had outstanding letters of credit of approximately $4 million.

Historical View

  Operating Activities

        We generated cash from operating activities of $3.319 billion, $4.824 billion and $4.562 billion in 2004, 2003 and 2002, respectively. For 2004, the $1.505 billion decrease in cash provided by continuing operating activities compared to 2003 resulted from a $909 million decrease in cash for intercompany tax payments to our parent in connection with our internal tax allocation and payment policy. In addition, there was a $541 million decrease in cash from affiliate and other accounts payable and accrued expense transactions, and a decrease of $43 million of cash generated from income from operations after adjusting for impairment, depreciation and amortization, cumulative effect of change in accounting principle, and discontinued operations. The decrease in adjusted income from operations was primarily due to the continued trend of decreasing revenues.

        The $262 million increase in cash provided by operating activities in 2003 as compared to 2002 was primarily the result of favorable changes in certain operating asset and liability accounts of $945 million, partially offset by a decrease in income from operations of $683 million after adjusting for non-cash items including depreciation, amortization, and cumulative effect of change in accounting principle. This decrease in adjusted income from operations is a direct result of the continuing decline in operating revenues.

        Despite the decrease in cash generated from operating activities in 2004, we continue to produce significant operating cash flows regardless of the decline in operating revenue. We expect that the cash flow from operations along with continued access to capital markets will be sufficient to cover our operating expenses, general corporate overhead, capital expenditures and debt service obligations.

  Investing Activities

        Cash used for investing activities was $1.431 billion, $1.667 billion and $2.518 billion in 2004, 2003 and 2002, respectively. Cash used in investing activities in 2004 decreased $236 million compared to 2003 primarily as a result of a $198 million reduction in capital expenditures in 2004. Cash used in investing activities in 2003 decreased $851 million compared to 2002 primarily as a result of a 2002 capital contribution to Qwest Wireless of $800 million and a reduction in capital expenditures in 2003 of $111 million.

        Capital expenditures were $1.437 billion, $1.635 billion and $1.746 billion in 2004, 2003 and 2002, respectively. We expect that our 2005 capital expenditures will approximate 2004 levels.

  Financing Activities

        Cash used in financing activities was $2.249 billion, $2.458 billion and $1.954 billion in 2004, 2003 and 2002, respectively. During 2004, we received an aggregate of $836 million in proceeds from the issuance of new long-term borrowings and repaid an aggregate of $952 million in long-term borrowings. At December 31, 2004 we were in compliance with all provisions or covenants of our borrowings. For additional information regarding the covenants of our existing debt instruments, see Note 6—Borrowings to our consolidated financial statements in Item 8 of this report.

        We paid cash dividends of $2.451 billion, $2.880 billion and $1.915 billion in 2004, 2003 and 2002, respectively. We have historically declared and paid regular dividends to QSC based on our consolidated net income. In August 2003, we modified our dividend practice to exclude Qwest Wireless's losses in the determination of regular dividends we declare and pay. In May 2004, we transferred ownership of Qwest Wireless to an affiliate. During 2004, we declared an additional dividend that included prior period earnings determined without the effect of Qwest Wireless's losses. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to our parent.

        On April 30, 2004, QSC made a capital contribution of $2.185 billion to us. We in turn made a capital contribution of this same amount to Qwest Wireless, which used these proceeds to substantially pay off its borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate.

  Credit ratings

        The table below summarizes the long-term debt ratings at December 31, 2004 and 2003:

December 31,
	2004	2003
Moody's	Ba3	Ba3
S&P	BB-	B-
Fitch	BB	B

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

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A BB rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A BB rating indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. A B rating indicates that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment. The plus and minus symbols show relative standing within major categories.

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

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Note that our preparation of the consolidated financial statements and notes thereto, requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as future usage under long-term contracts, customer retention patterns, collectibility of accounts receivable, expected economic duration of assets to be depreciated or amortized, asset valuations, internal labor capitalization rates, recoverability of assets, rates of return on assets held for employee benefits, timing and amounts of future employee benefit payments, uncertain tax positions, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Policies and Estimates Materially Impacting Current or Future Results of Operations

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss, as described in more detail in "Legal Proceedings" in Item 3 of this report. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences turn out to be material, our consolidated financial statements could be materially impacted.

Restructuring

        Periodically, QCII commits to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. Our portion of the charge to record such a decision depends upon various assumptions, including future severance payments, sublease income, length of time on market for abandoned rented facilities, contractual termination costs and so forth. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses on sublease income and disposal activity generally has the most significant impact. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. As of December 31, 2004, the weighted average remaining expected life of our property, plant and equipment was 6.6 years. The effect of a one year increase in the estimated useful lives of our property, plant and equipment would have decreased our depreciation expense by approximately $300 million; the effect of a one year decrease in the estimated useful lives of our property, plant and equipment would have increased our depreciation expense by approximately $410 million. As of December 31, 2004, the weighted average remaining expected life of our intangibles assets with finite lives was 2.5 years. The effect of a one year increase in the estimated useful lives of our intangibles assets with finite lives would have decreased our amortization expense by approximately $90 million; the effect of a one year decrease in the estimated useful lives of our intangibles assets with finite lives would have increased our amortization expense by approximately $220 million.

Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension and post-retirement health care and life insurance benefits and required contributions to us. The allocation is based upon employee demographics of our employees compared to all the remaining participants. For further discussion of the QCII pension, post-retirement and other post-employment benefit plans and the critical accounting estimates please see the QCII annual report on Form 10-K for the year ended December 31, 2004 ("QCII 2004 Form 10-K").

Recoverability of Long-Lived Assets

        We follow the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of that standard, we must review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable, we will evaluate the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. Such evaluations require identification of the lowest level of identifiable, largely independent, cash flows for purposes of grouping assets and liabilities subject to review. The cash flow projections will include long-term forecasts of revenue growth, gross margins and capital expenditures, all of which require significant judgment and assumptions.

Policies and Estimates Primarily Impacting Past Results of Operations

Asset Retirement Obligations

        We have network assets located in leased properties such as equipment rooms. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, "Accounting for Asset Retirement Obligations," we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time. These estimates were critical factors in determining the net income impact of $219 million upon the adoption of SFAS No. 143 in 2003.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We adopted the provisions of FASB Staff Position No. 106-2 ("FSP No. 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Accounting for the government subsidy provided under the Act reduced our accumulated post-retirement benefit obligation by $197 million. The Act reduced the prescription drug expense component of our 2004 post-retirement benefit expenses by $27 million. See Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the interim reporting period beginning July 1, 2005. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. In the third quarter, we entered into interest rate swap agreements in the notational amount of $575 million to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the agreements is LIBOR plus 3.43%. The interest rate swap agreement was designated as a fair-value hedge, which effectively converts a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for the floating rate interest payments. The impact on interest expense in 2004 was minimal.

        As of December 31, 2004 and 2003, approximately $1.25 billion of floating rate debt was exposed to changes in interest rates. This exposure was linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $12 million. As of December 31, 2004 and 2003, we also had approximately $400 million and $900 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 100 or 200 basis point increase in the interest rates on this debt would not have had a material effect on our earnings.

        As of December 31, 2004, we had $560 million of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains or incorporates by reference forward-looking statements. These statements include, among others:

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including our affiliate), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the November 2003 decision allowing for number portability.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers consolidating with other providers or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data and video services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against QCII and us or the investigation of QCII currently being conducted by the U.S. Attorney's Office could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        The DOJ investigation and the securities actions described in Item 3—Legal Proceedings of this report present material and significant risks to QCII and us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these and other significant legal proceedings, see Item 3—Legal Proceedings of this report. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees of QCII may have a negative impact on the outcome of certain of these legal actions.

        Further, the size, scope and nature of the restatements of QCII's consolidated financial statements for 2001 and 2000, which are described in its 2002 Form 10-K/A, affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on QCII's or our financial results or financial condition that may ultimately result from all of these matters. As QCII has previously disclosed, during 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC's investigation of QCII. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII will ultimately incur could be substantially more than the reserve QCII has provided. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods.

        An adverse outcome with respect to the U.S. Attorney's Office investigation could have a material and significant adverse impact upon QCII and us. Additionally, QCII continues to defend against the securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII or we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII's and our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII or us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        Further, given the size and nature of our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on

QCII's and our financial position. Thus, QCII and we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of QCII's financial disclosures could reduce investor confidence and cause the trading price for our debt securities to decline.

        As a result of QCII's accounting issues and the increased scrutiny of financial disclosure, investor confidence in QCII has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII's 2002 Form 10-K/A, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. Although, as described above, QCII has entered into a settlement with the SEC concerning its investigation of QCII, the SEC continues to investigate the conduct of individuals.

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

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquires or actions based on their own perceptions of our conduct, or based on customer complaints.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of December 31, 2004, our consolidated debt was $7.7 billion, which is included in QCII's total consolidated debt of $17.3 billion as of such date. A significant amount of our and QCII's debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report and in "Liquidity and Capital Resources" above. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions. The 2004 QSC Credit Facility also has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

        Our high debt level could adversely impact our credit ratings. Additionally, the degree to which we, together with QCII, are leveraged may have other important limiting consequences, including the following:

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We may be unable to further significantly reduce our capital requirements or operating expenses even if revenue is decreasing. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. Such non-discretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

The cash needs of our affiliated companies consume a significant amount of the cash we generate.

        We have historically declared and paid regular dividends to our direct parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

The debt agreements of QCII and Qwest will allow each to incur significantly more debt, which could exacerbate the other risks described herein.

        The terms of QCII's and our debt instruments permit both QCII and us to incur additional indebtedness. Such debt may be necessary to comply with regulatory obligations to maintain QCII's or our assets, to satisfy regulatory service obligations, to adequately respond to competition or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our accounting policies, which are described in this Form 10-K, describe those significant accounting policies and methods used in the preparation of our condensed consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, QCII is subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risks associated with adverse positions taken by these tax authorities. Please see "Legal Proceedings—Other Matters" in Item 3 of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing QCII's tax treatment of the DEX sale in the 2002-2003 audit cycle.

        Because prior to 1999 QCII was a member of affiliated groups filing consolidated U.S. federal income tax returns, QCII could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. QCII has not provided in its financial statements for any liability of former affiliated members or for claims they have asserted or may assert against QCII.

        While QCII believes its tax reserves adequately provide for the associated tax contingencies under current accounting literature, QCII's tax audits and examinations may result in tax liabilities that differ materially from those it has recorded in its consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and QCII can give no assurance as to whether an adverse result from one or more of them will have a material effect on its financial results, including potentially offsetting a significant portion of its existing net operating losses, which could affect our financial condition and operating results to the extent the matters affect QC.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003 we reached agreements with the CWA and the IBEW on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of 2005 and future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results. As an example, if we are not able to negotiate for certain key contractual terms such as caps on reimbursable post-retirement health care costs, we could be required to recognize materially higher employee costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Corporation:

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

                      KPMG LLP

Denver, Colorado
February 28, 2005

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Operating revenue	$9,267	$10,027	$10,811
Operating revenue—affiliates	1,064	784	568

Total operating revenue	10,331	10,811	11,379
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	2,136	2,230	2,057
Cost of sales—affiliates	306	420	359
Selling, general and administrative	1,623	1,783	1,959
Selling, general and administrative—affiliates	1,204	1,315	1,226
Depreciation	2,327	2,412	2,541
Capitalized software and other intangible assets amortization	366	339	287
Asset impairment charges	54	—	—

Total operating expenses	8,016	8,499	8,429

Operating income	2,315	2,312	2,950

Other expense (income):
Interest expense—net	584	573	541
Other (income)—net	(11)	(19)	(26)

Total other expense	573	554	515

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	1,742	1,758	2,435
Income tax expense	(698)	(675)	(933)

Income from continuing operations	1,044	1,083	1,502
Loss from discontinued operations, net of tax benefit of $34, $159 and $444, respectively	(53)	(252)	(697)

Income before cumulative effect of change in accounting principle	991	831	805
Cumulative effect of change in accounting principle, net of taxes of $0, $139 and $0, respectively	—	219	—

Net income	$991	$1,050	$805

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$560	$921
Accounts receivable—less allowances of $72 million and $102 million, respectively	1,066	1,323
Accounts receivable—affiliates	156	126
Deferred income taxes	112	154
Prepaid and other assets	262	313
Assets associated with discontinued operations	—	357

Total current assets	2,156	3,194
Property, plant and equipment—net	15,269	16,420
Capitalized software and other intangible assets—net	798	976
Prepaid pension asset	1,021	922
Other assets	346	425

Total assets	$19,590	$21,937

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$405	$881
Accounts payable	367	555
Accounts payable—affiliates	675	591
Dividends payable—QSC	412	199
Accrued expenses and other current liabilities	803	956
Deferred revenue and advance billings	511	548
Liabilities associated with discontinued operations	—	2,134

Total current liabilities	3,173	5,864
Long-term borrowings (net of unamortized debt discount of $138 and $157, respectively—See Note 6)	7,255	6,874
Post-retirement and other post-employment benefit obligations	2,833	2,773
Deferred income taxes	2,194	2,661
Other long-term liabilities	531	688

Total liabilities	15,986	18,860
Commitments and contingencies (Note 16)
Stockholder's equity:
Common stock—one share without par value, owned by QSC	10,150	8,236
Note receivable—affiliate	—	(286)
Accumulated deficit	(6,546)	(4,873)

Total stockholder's equity	3,604	3,077

Total liabilities and stockholder's equity	$19,590	$21,937

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$991	$1,050	$805
Adjustments to net income:
Loss from discontinued operations net of tax	53	252	697
Depreciation and amortization	2,693	2,751	2,828
Gain on sale of assets	(5)	—	—
Provision for bad debts	32	125	260
Deferred income taxes	(425)	239	270
Asset impairment charges	54	—	—
Cumulative effect of change in accounting principle—net of taxes	—	(219)	—
Income tax benefit distributed to QSC	(32)	(173)	(110)
Loss on early retirement of debt	6	—	—
Other non-cash charges—net	23	23	(19)
Changes in operating assets and liabilities:
Accounts receivable	221	60	14
Accounts receivable—affiliates	(30)	106	(14)
Prepaid and other current assets	73	5	53
Prepaid income taxes—QSC	—	255	(36)
Accounts payable and accrued expenses	(337)	73	(324)
Accounts payable—affiliates	142	273	217
Deferred revenue and advance billings	(184)	(159)	(102)
Other non-current assets and liabilities	44	163	23

Cash provided by operating activities	3,319	4,824	4,562

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,437)	(1,635)	(1,746)
Capital contribution to Qwest Wireless	—	—	(800)
Proceeds from sale of property and equipment	11	—	28
Other	(5)	(32)	—

Cash used for investing activities	(1,431)	(1,667)	(2,518)

FINANCING ACTIVITIES
Equity infusions from QSC	2,231	—	—
Payment of current borrowings—affiliate by Qwest Wireless	(2,185)	—	—
Repayments of long-term borrowings, including current maturities	(952)	(1,271)	(468)
Net repayments of short-term borrowings	—	—	(1,013)
Proceeds from long-term borrowings	836	1,729	1,476
Dividends paid to QSC	(2,451)	(2,880)	(1,915)
Collection of note receivable—affiliate	286	—	—
Debt issuance costs	(14)	(36)	(34)

Cash used for financing activities	(2,249)	(2,458)	(1,954)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash	(361)	699	90
Net cash (utilized) generated by discontinued operations	—	(5)	6
Beginning balance	921	227	131

Ending balance	$560	$921	$227

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock	Note Receivable— Affiliate (note 12)	(Accumulated Deficit)	Total
	(Dollars in millions)
Balance, December 31, 2001	$8,482	$(286)	$(3,617)	$4,579
Net income	—	—	805	805
Dividends declared on common stock	—	—	(805)	(805)
Stock-based compensation expense	2	—	—	2
Tax benefit on stock compensation	16	—	—	16
Income tax benefit distributed to QSC	(110)	—	—	(110)
Other net asset transfers	10	—	—	10

Balance, December 31, 2002	8,400	(286)	(3,617)	4,497
Net income	—	—	1,050	1,050
Dividends declared on common stock	—	—	(2,306)	(2,306)
Stock-based compensation expense	1	—	—	1
Income tax benefit distributed to QSC	(173)	—	—	(173)
Other net asset transfers	8	—	—	8

Balance, December 31, 2003	8,236	(286)	(4,873)	3,077
Net income	—	—	991	991
Dividends declared on common stock	—	—	(2,664)	(2,664)
Income tax benefit distributed to QSC	(32)	—	—	(32)
Equity infusions	2,231	—	—	2,231
Wireless subsidiary net asset transfer	(296)	—	—	(296)
Other net asset transfers and collection of note receivable	11	286	—	297

Balance, December 31, 2004	$10,150	$—	$(6,546)	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

        Unless the context requires otherwise, references in this report to "Qwest", "we", "us", the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

Description of business

        We are wholly owned by Qwest Services Corporation ("QSC"), which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenues. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

  •
  InterLATA long-distance services;

  •
  Dedicated Internet access;

  •
  Virtual private network;

  •
  Internet dial access;

  •
  Web hosting; and

  •
  Professional services.

        For certain other products and services we provide and for a variety of internal communications functions, we utilize QCII's fiber optic network to transport voice and data traffic. Also, through its national fiber optic network, QCII provides some data and Internet access services, including private line, ATM and Frame Relay, that are similar to services we provide within our local service area.

        Pursuant to a merger between QCII and U S WEST, Inc. (our pre-merger parent) on June 30, 2000, which we refer to as the Merger, QCII acquired all of the operations of U S WEST and its subsidiaries and we became an indirect wholly owned subsidiary of QCII.

        Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of operations and financial position of Qwest Wireless are included in discontinued operations in our consolidated financial statements. Please see Note 7—Transfer of Qwest Wireless Operations for additional information on discontinued operations.

Note 2: Summary of Significant Accounting Policies

        Basis of presentation.    The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be billed by affiliates at estimated fair value or fully distributed cost, as more fully described in Note 15—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services, such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony and data services as well as other services. In 2004, a benefit of approximately $40 million was realized from a change in allocation methodology for third party system maintenance charges.

        Use of estimates.    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 16—Commitments and Contingencies.

        Reclassifications.    Certain prior year balances have been reclassified to conform to our current year presentation.

        Revenue recognition.    Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to ten years. The amount of customer acquisition costs which are deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        Revenue related to equipment sales is recognized upon acceptance by the customer, and when all the conditions for revenue recognition have been satisfied. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $158 million, $97 million and $181 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

        Income taxes.    We are included in the consolidated federal income tax return of QCII. The QCII tax allocation policy treats our consolidated results as if we were a separate taxpayer. The policy requires that each subsidiary pay its tax liabilities in cash based upon each subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, no funding is received and therefore such benefit is retained by QCII. We are also included in combined state tax returns filed by QCII, and the same payment and allocation policy applies.

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

        Property, plant and equipment.    Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual or when a sale involves land or assets associated with the sale of customer contracts. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-

related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We have asset retirement obligations associated with the removal of a limited group of property, plant and equipment assets. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is initially capitalized and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

        Our policy for asset retirement obligation was changed in 2003 with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 143. Prior to 2003, we included estimated net removal costs (removal costs less salvage) in our group depreciation rates, including those asset retirement obligations that were not legally binding. These costs had been reflected in the calculation of depreciation expense and, therefore, were recognized in accumulated depreciation. The change in policy in 2003 required us to record a cumulative effect of a change in accounting principle charge of $365 million before taxes. The total net income impact of the 2003 change in policy was $219 million ($365 million less an asset retirement obligation of $7 million, net of income taxes of $139 million).

        Impairment of long-lived assets.    We review long-lived assets, other than other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Capitalized software and other intangible assets.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.

        Intangible assets, such as capitalized software are recorded at cost.

        Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

        Derivative instruments.    All derivatives are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

        Restructuring charges.    Periodically QCII commits to exit certain business activities, eliminate administrative and network locations, and/or reduce our number of employees. At the time a restructuring plan is approved by QCII, we record a charge to the consolidated statement of operations for our estimated costs associated with the plan. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. We also record a charge when we permanently cease use of a leased location. Estimates of charges associated with the abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), charges associated with the abandoned operating leases recorded in 2003 and subsequent, were measured using the present value of the estimated net amounts we will pay while charges recorded prior to 2003 were measured on an undiscounted basis.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our borrowings had a fair value of approximately $8.2 billion at December 31, 2004 and 2003. The fair values of our borrowings are based on quoted market prices where available, if not available, based on discounted future cash flows using current market interest rates. Our interest rate swap agreements had a fair value of $0.2 million at December 31, 2004. We did not have any interest rate swap agreements in effect at December 31, 2003. The fair value of our interest rate swap agreement is based on a valuation provided by the counterparty to the agreement of the amount that the counterparty is willing to exchange in a current transaction to terminate the agreement.

        Stock based compensation.    Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") under which no compensation expense is recognized for options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted to our employees.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", our net income would have been changed to the pro forma amounts indicated in the table below. The amounts for 2003 and 2002 have been adjusted to correctly reflect the options outstanding at the end of each period.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Net income:
As reported	$991	$1,050	$805
Add: Stock-based employee compensation expense included in net income, net of related tax effects	(2)	2	5
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(20)	(22)	(40)

Pro forma	$969	$1,030	$770

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of all QCII options granted to our employees in 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.8%	2.7%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option life (years)	4.3	4.4	4.4
Expected stock price volatility	88%	88%	58%
Weighted-average grant date fair value	$3.10	$2.37	$2.25

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

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We adopted the provisions of FASB Staff Position No. 106-2 ("FSP No. 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Accounting for the government subsidy provided under the Act reduced our allocated accumulated post-retirement benefit obligation by $197 million. The Act reduced the prescription drug expense component of our allocated 2004 post-retirement benefit expenses by $28 million. See Note 10—Employee Benefits.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the interim reporting period beginning July 1, 2005. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Note 3: Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2004	2003
	(Dollars in millions)
Trade receivables	$680	$874
Earned and unbilled receivables	210	240
Purchased receivables	189	211
Other receivables	59	100

Subtotal	1,138	1,425
Less: Allowance for bad debts	(72)	(102)

Accounts receivable non-affiliates—net	1,066	1,323
Accounts receivable—affiliates	156	126

Accounts receivable, net	$1,222	$1,449

        We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant losses related to these purchased receivables.

Note 4: Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2004	2003
		(Dollars in millions)
Land	N/A	$101	$102
Buildings	30-40 years	2,987	2,948
Communications equipment	7-10 years	18,551	18,453
Other network equipment	8-50 years	18,989	18,660
General purpose computers and other	5-11 years	2,186	2,368
Construction in progress	N/A	99	140

Total property, plant and equipment		42,913	42,671
Less: accumulated depreciation		(27,644)	(26,251)

Property, plant and equipment—net		$15,269	$16,420

        During 2004, in conjunction with our effort to sell certain assets, we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. As a result of such efforts and pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we recorded the following impairment charges:

  •
  Impairment charges totaling $35 million to reduce the carrying value of network supplies held for sale to their estimated fair value based on recent selling prices for comparable assets.

  •
  Impairment charges totaling $19 million for a reduction in the carrying value of pay phone assets to their estimated fair value.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $119 million in accumulated depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments. The impact of the impairments is not material to our depreciation expense.

Asset Retirement Obligations

        As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003.

        Our asset retirement obligations primarily relate to the costs of removing communication equipment from leased properties when the leases expire. The balance of our asset retirement obligations at each of December 31, 2004 and 2003 was $4 million and is included in other long-term liabilities on our balance sheets. Accretion expense and settlements during 2004 and 2003 were not material.

        If the provisions of SFAS No. 143 had been adopted prior to the period ended December 31, 2002, net income for 2002 would have decreased by approximately $45 million.

Note 5: Intangible Assets

        The components of intangible assets are as follows:

		December 31,
		2004		2003
	Amortizable Lives	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
		(Dollars in millions)
Intangibles with finite lives:
Capitalized software and other intangibles	1.5-5 years	$1,819	$(1,021)	$1,813	$(837)

Total intangible assets		$1,819	$(1,021)	$1,813	$(837)

Amortization Expense

        We recorded amortization expense of $366 million in 2004 for intangibles assets with finite lives. Based on the current balance of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2005	$333
2006	238
2007	132
2008	70
2009	25

Total	$798

Note 6: Borrowings

Current Borrowings

        As of December 31, 2004 and 2003, our current borrowings consisted of:

	December 31,
	2004	2003
	(Dollars in millions)
Current portion of long-term borrowings	$400	$867
Current portion of capital lease obligations and other	5	14

Total current borrowings	$405	$881

Long-term Borrowings

        As of December 31, 2004 and 2003, our long-term borrowings consisted of the following:

	December 31,
	2004	2003
	(Dollars in millions)
Notes with various rates ranging from 5.50% to 9.125%, including LIBOR* plus 4.75%, with maturities from 2005 to 2043	$7,787	$7,887
Unamortized discount and other	(138)	(157)
Capital lease obligations and other	11	25
Less: current portion	(405)	(881)

Total long-term borrowings	$7,255	$6,874

*
London interbank offering rate

        The indentures governing the notes in the above table contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2004.

        On August 25, 2004 and September 8, 2004, we purchased approximately $569 million aggregate principal amount of 7.20% notes due November 1, 2004 pursuant to a tender offer. On November 1, 2004, we repaid the remaining $181 million principal amounts due under these notes.

        On August 19, 2004, we issued an aggregate of $575 million of 7.875% notes due September 1, 2011. The notes are unsecured general obligations and will rank equally with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt. We plan to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the date of issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement's effectiveness, the rate at which interest accrues on the notes will increase to 8.125%. The aggregate net proceeds from the offering have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunications assets. On November 23, 2004, we issued $250 million aggregate principal amount of our 7.875% notes due September 2011, bringing the total principal amount outstanding of such series to $825 million. The aggregate net proceeds from the offering of $264 million have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunications assets.

        In addition, concurrent with the issuance of the $575 million of notes as described above, we entered into interest rate swap agreements to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the swap agreements is the London interbank offered rate ("LIBOR") plus 3.43%. The interest rate swap agreements are designated as fair-value hedges, which effectively converts this portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. The impact on interest expense from these transactions in 2004 was minimal.

        On May 1, 2004, we redeemed the entire $100 million outstanding principal of our 5.65% notes due November 1, 2004 and the entire $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par.

        On April 30, 2004, QSC made a capital contribution of $2.185 billion to us. We in turn made a capital contribution of this same amount to Qwest Wireless, which used these proceeds to pay off its borrowings. On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate.

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

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 7.39% at December 31, 2004. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        An aggregate $1.5 billion principal amount of our outstanding notes due 2012 has been accruing additional interest of 0.25% per annum since October 9, 2002. Once we complete a registered exchange of these notes, this additional interest will cease.

        Our long-term borrowings had the following interest rates and maturities at December 31, 2004:

	Maturities
Interest Rates
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Above 5% to 6%	$—	$—	$70	$320	$—	$—	$390
Above 6% to 7%	400	—	90	—	—	1,500	1,990
Above 7% to 8%	—	—	1,250	2	—	2,407	3,659
Above 8% to 9%	—	—	—	—	—	250	250
Above 9%	3	—	—	—	—	1,500	1,503

Total	$403	$—	$1,410	$322	$—	$5,657	7,792

Capital leases							6
Unamortized discount and other							(138)
Less current borrowings							(405)

Total long-term debt							$7,255

Other debt related matters

        At December 31, 2004, QCII had total borrowings of $17.3 billion. Some of these borrowings issued by QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on their debt obligations.

        As of December 31, 2004, QCII and QSC were in compliance with all of the provisions and covenants of their borrowings.

Interest

        The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Gross interest expense	$593	$586	$565
Capitalized interest	(9)	(13)	(24)

Net interest expense	$584	$573	$541

Cash interest paid	$567	$579	$472

Note 7: Transfer of Qwest Wireless Operations

        On April 30, 2004, QSC made a capital contribution of $2.185 billion to us. We, in turn, made a capital contribution of the same amount into Qwest Wireless, which used these proceeds to pay down its $2.185 billion in outstanding borrowings.

        On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from us that previously were eliminated in our consolidation. We now recognize the Qwest revenue from affiliate wireless operations in our consolidated statements of operations.

        The following table presents the summarized results of operations related to our discontinued operations for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Wireless operating revenue	$168	$594	$694
Qwest revenue from affiliate wireless operations	(43)	(144)	(157)

Net revenue	125	450	537
Costs and expenses:
Costs of sales	64	222	280
Selling, general and administrative	88	211	281
Depreciation and amortization	7	55	129
Asset impairment charges and other	—	230	833

Loss from operations	(34)	(268)	(986)
Other expense	(53)	(143)	(155)

Loss before income taxes	(87)	(411)	(1,141)
Income tax benefit	34	159	444

Loss from discontinued operations	$(53)	$(252)	$(697)

        The following table presents the assets and liabilities associated with our discontinued operations related to our transfer of ownership of Qwest Wireless to an affiliate as of December 31, 2003. This table does not include figures as of December 31, 2004, as ownership of Qwest Wireless operations was transferred on May 1, 2004.

December 31, 2003
(Dollars in millions)
Current transferred assets	$9
Deferred income taxes	146
Property, plant and equipment, net	36
Other assets	166

Total assets associated with discontinued operations	$357

Current borrowings—affiliates	$2,118
Current and long-term portion of liabilities associated with discontinued operations	16

Total liabilities associated with discontinued operations	$2,134

        Current borrowings-affiliates represent short-term borrowings by Qwest Wireless on unsecured lines of credit from related parties. As noted above, on April 30, 2004 Qwest Wireless paid off its $2.185 billion in outstanding borrowings.

Note 8: Restructuring Charges

        The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. Charges and reversals discussed below are included in our consolidated statement of operations in selling, general and administrative expenses. As of December 31, 2004 and 2003, the amounts included as current liabilities were $49 million and $58 million, and the non-current portions were $12 million and $14 million, respectively.

2004 Activities

        An analysis of activity associated with the 2004 restructuring plan as well as prior year restructuring plans is as follows:

		Year Ended December 31, 2004
	January 1, 2004 Balance				December 31, 2004 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2004 restructuring plan	$—	$71	$32	$2	$37
2003 restructuring plan	51	—	35	9	7
2002 and prior restructuring plans	21	4	5	3	17

Total	$72	$75	$72	$14	$61

        During the year ended December 31, 2004, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. As a result, we established a reserve and recorded a charge to our 2004 consolidated statement of operations for $71 million for costs of severance benefits pursuant to established severance policies. QCII identified approximately 2,100 of our employees from various functional areas to be terminated as part of the 2004 restructuring plan. Through December 31, 2004, approximately 1,900 of the planned reductions had been completed. The remaining 200 planned reductions are expected to occur over the next year, with severance payments generally extending from two to 12 months.

        We do not have separate segments although we contribute to QCII's segments. During the year ended December 31, 2004, our contribution to QCII's 2004 plan restructuring expense, by segment, includes $65 million for wireline and $4 million for other.

        During the year ended December 31, 2004, we utilized $34 million of the 2003 restructuring plan (as described below) reserves for employee severance payments and $1 million for real estate exit-related payments. QCII had identified approximately 1,600 of our employees to be terminated as part of the 2003 restructuring plan and as of December 31, 2004, these employee reductions were complete. As the 2003 employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $9 million of severance related reserves during the year ended December 31, 2004.

        During the year ended December 31, 2004, for the 2002 and prior restructuring plans (as described below) we increased our reserves for real estate exit costs by $4 million, primarily due to downward revisions in expected sub-lease rentals, utilized $5 million for real estate exit-related lease obligations, and reversed $3 million of severance related reserves as the employee reductions were complete.

2003 Activities

        During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. In connection with this restructuring and, as a result, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $71 million to cover the costs associated with these actions, as more fully described below.

        An analysis of activity associated with the 2003 restructuring plan as well as prior year restructuring and Merger plans is as follows:

		Year Ended December 31, 2003
	January 1, 2003 Balance				December 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$71	$20	$—	$51
2002 restructuring and prior plans	82	—	47	14	21

Total	$82	$71	$67	$14	$72

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

        During the year ended December 31, 2003, our contribution to QCII's restructuring expense by segment includes $66 million for wireline and $5 million for other.

        During the year ended December 31, 2003, we utilized $33 million of the 2002 and prior year restructuring plan reserves for employee severance payments, and utilized $14 million for real estate exit-related payments. QCII had identified 7,200 employees to be terminated as part of the 2002 and prior restructuring plans and as of December 31, 2003 these employee reductions were complete. As the 2002 and prior restructuring plans were complete, and actual costs were less than originally estimated, we reversed $14 million of the restructuring reserve during the year ended December 31, 2003. The reversal included $11 million of combined 2001 plan reserves and $3 million of combined 2002 plan reserves. The remaining restructure reserve as of December 31, 2003 for the 2002 and prior restructuring plans included $4 million for severance payments and $17 million for real estate exit costs. The real estate exit-related provision balances are expected to be utilized over the next several years.

2002 Activities

        During the year ended December 31, 2002, in response to shortfalls in employee reductions as part of the 2001 restructuring plan and due to continued declines in our revenue and general economic conditions, QCII identified employee reductions in various functional areas and permanently exited a number of operating and administrative locations. In connection with that restructuring, we established a restructuring reserve and recorded a charge of $108 million to our 2002 consolidated statement of operations to cover the costs associated with these restructuring actions as more fully described below.

		Year Ended December 31, 2002
	January 1, 2002 Balance				December 31, 2002 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2002 restructuring plan	$—	$108	$49	$—	$59
2001 restructuring plan	205	75	124	135	21
Merger-related	38	—	6	30	2

Total	$243	$183	$179	$165	$82

        The 2002 plan provision included $78 million for severance costs and $30 million for real estate exit costs. During the year ended December 31, 2002, $42 million of the reserve was utilized for severance costs and $7 million was utilized for real estate exit costs. Relative to the 2001 restructuring plan, during the year ended December 31, 2002, $107 million of the reserve was utilized for severance costs and $17 million was utilized for real estate exit costs. Also during the year ended December 31, 2002, we accrued an additional $75 million for additional 2001 plan real estate exit costs and reversed $135 million of 2001 plan severance and real estate exit reserves, primarily as actual 2001 plan terminations of 3,700 were lower than the 4,800 that were anticipated in the plan.

        During the year ended December 31, 2002, we utilized $6 million of Merger-related reserves established during 2000 and also reversed $30 million of the Merger-related reserves as those employee reductions and contractual settlements were complete.

Cumulative Plan Utilization

        The following table outlines our utilization of the 2004, 2003, 2002 and prior restructuring and Merger-related plans through December 31, 2004.

	December 31, 2004— Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2004 restructuring plan	$32	$—	$32
2003 restructuring plan	54	1	55
2002 restructuring and prior plans	432	692	1,124

Total cumulative utilization	$518	$693	$1,211

Note 9: Other Financial Information

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2004	2003
	(Dollars in millions)
Accrued property and other taxes	$250	$332
Employee compensation	215	227
Current portion of state regulatory and other legal reserves	121	205
Accrued interest	121	107
Restructuring reserves	49	58
Other	47	27

Total accrued expenses and other current liabilities	$803	$956

Other Long-Term Liabilities

        Other long-term liabilities include principally restructuring liabilities and reserves for contingencies and litigation. Restructuring liabilities are discussed in Note 8—Restructuring Charges and other significant items are discussed in Note 16—Commitments and Contingencies.

Note 10: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension and post-retirement healthcare and life insurance benefits to us and determines our required contribution. The allocation is based upon demographics of our employees compared to all the remaining participants. For further discussion of the QCII pension, post-retirement and other post-employment benefit plans please see the QCII annual report on Form 10-K for the year ended December 31, 2004 ("QCII 2004 Form 10-K").

        In accordance with SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-retirement and other post-employment benefit plans. No pension funding was required during 2004 or 2003 and as of December 31, 2004 and 2003, the fair value of the assets in the qualified pension trust exceeded the accumulated benefit obligation of the qualified pension plan. During 2004 and 2003, we made contributions of $14 and $8 million, respectively to the post-retirement healthcare plan. We expect to contribute approximately $6 million to the post-retirement healthcare plan during 2005.

        Our allocated pension credits for 2004, 2003, and 2002 were $70 million, $108 million, and $160 million, respectively. Our allocated post-retirement benefit costs for 2004, 2003, and 2002 were $229, $297 million, and $107 million, respectively. These allocated amounts represent our share of the pension credits and post-retirement benefit costs based on the actuarially determined amounts.

        For 2004 and 2003, the net pension expense allocated to cost of sales was $104 million and $127 million respectively. For 2002 the net pension credit allocated to cost of sales was $34 million. For 2004 and 2003, the net pension expense allocated to Selling, General and Administrative ("SG&A")

was $55 million and $62 million, respectively. For 2002 the net pension credit allocated to SG&A was $19 million.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. QCII sponsors several post-retirement healthcare plans that provide prescription drug benefits that it deems actuarially equivalent to Medicare Part D. Accordingly, we adopted the provisions of FASB Staff Position FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" in the third quarter of 2004. As a result of adoption, we reduced our accumulated post-retirement benefit obligation by $197 million, and reduced our allocated net periodic post-retirement benefit cost by $27 million in 2004.

Other Benefit Plans

  401(k) plan

        QCII currently sponsors a defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, QCII, on our behalf, matches a percentage of our employees' contributions in cash. We made cash contributions in connection with our employees'participation in QCII's 401(k) plan of $28 million for 2004. In addition, QCII, on our behalf, made contributions of QCII common stock valued at $17 million in 2004 and $46 million in 2003.

  Deferred Compensation Plans

        QCII sponsors several deferred compensation plans for various groups that include certain of our current and former management and highly compensated employees. Certain of these plans are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices, including QCII's common stock.

        Our portion of QCII's deferred compensation obligations for these plans is included on our consolidated balance sheet in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. Our deferred compensation liability in the QCII plan as of December 31, 2004 and 2003 was $5 million. Our portion of QCII's deferred compensation plans' assets was $1 million at December 31, 2004, and is included in other long-term assets on our consolidated balance sheets.

Note 11: Stock Incentive Plans

Stock Options

        Our employees participate in the QCII employee stock option plans. The QCII plans are stock-based compensation plans that permit the issuance of stock-based instruments including stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards.

        QCII's stock option plans, in which our employees participate, are accounted for using the intrinsic-value method, under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FIN No. 28. As a result of using the accelerated method, we must occasionally reverse expense previously recorded for options that are forfeited prior to vesting, but after expense has been recorded. For further discussion of QCII employee stock incentive plans see the QCII 2004 Form 10-K.

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

Note 12: Stockholder's Equity

Common Stock (no par value)

        We have one share of issued and outstanding common stock owned by QSC.

Equity Infusion From QSC, Transfer of Assets and Other Transfers with QSC

        In April 2004, we received a capital contribution of $2.185 billion from QSC related to our transfer of ownership of Qwest Wireless to an affiliate, as further described in Note 7—Transfer of Qwest Wireless Operations. In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values. During 2002, QSC transferred to us $10 million of net assets, $16 million of tax benefits on stock options and $2 million for stock compensation. During 2003, QSC transferred to us $8 million of net assets and $1 million for stock compensation. During 2004, QSC transferred to us $11 million in net asset transfers. During 2004, 2003 and 2002, we transferred to QSC $32 million, $173 million and $110 million in tax benefits, respectively. During 2004, we transferred to an affiliate $296 million for the net assets of Qwest Wireless. Also, in 2004 we received $332 million in cash from QSC comprised of $286 million for payment of a note receivable and $46 million as an additional equity infusion.

Dividends

        Prior to August 2003, we declared and paid regular dividends to QSC based on our consolidated net income. In August 2003, we modified our dividend practice to exclude the impact of Qwest Wireless's net income (loss) on our consolidated earnings for purposes of determining the amount of regular dividends we declare and pay. During the first quarter of 2004, we declared a dividend of $1.360 billion relating to net income from prior periods that was not declared or paid as dividends in those periods. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to our parent.

        We declared cash dividends to QSC of $2.664 billion, $2.306 billion and $805 million during 2004, 2003 and 2002, respectively. We paid cash dividends of $2.451 billion, $2.880 billion and $1.915 billion in 2004, 2003 and 2002, respectively. At December 31, 2004, we had $412 million in dividends payable.

Contested Liability Trust

        We have established a contested liability trust, or grantor trust, related to the payment of certain contingent obligations. During 2000, the trust was funded with a contribution of a note receivable of $286 million. We recorded the $286 million as an increase to common stock, and the related $286 million note receivable into common stock as well. During 2004 we received $286 million cash from affiliates in settlement of the note receivable.

Note 13: Income Taxes

        The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Current tax provision:
Federal	$1,007	$401	$605
State and local	140	52	74

	1,147	453	679

Deferred tax (benefit) expense:
Federal	(414)	184	215
State and local	(35)	38	39

	(449)	222	254

Income tax expense	$698	$675	$933

        The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2004	2003	2002
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.9	3.3	3.0
Other	1.1	0.1	0.3

Effective income tax rate	40.0%	38.4%	38.3%

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(Dollars in millions)
Property, plant and equipment	$(2,669)	$(3,067)
Intangible assets	(321)	(347)
Other	(128)	(45)

Total deferred tax liabilities	(3,118)	(3,459)

Post-retirement benefits—net of pension	865	740
Allowance for doubtful accounts	25	62
Other	146	150

Total deferred tax assets	1,036	952

Net deferred tax liabilities	$(2,082)	$(2,507)

        We paid $1.044 billion, $135 million, and $646 million to QCII, through QSC, for income taxes in 2004, 2003, and 2002, respectively.

        We had unamortized investment tax credits of $97 and $114 million as of December 31, 2004 and 2003, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These credits are amortized over the life of the related asset. Amortization of investment tax credits of $17 million, $11 million, and $10 million are included in the provision for income taxes for the years ended December 31, 2004, 2003, 2002, respectively. At the end of 2004, we had $2 million ($1 million, net of federal income tax) of state investment tax credit carryforwards that will expire between 2016 and 2017 if not utilized.

        In accordance with SFAS No. 109, "Accounting for Income Taxes", we have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Note 14: Contribution to QCII Segments

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see the QCII 2004 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual filings. Consequently, we do not provide discrete financial information for Qwest Corporation to the CODM on a regular basis.

        Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expenses are included in our discontinued operations. See Note 7—Transfer of Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII's wireline services segment. As such, we no longer report our contribution to QCII's segments as this information does not differ materially from our consolidated statements of operations. We will, however, continue to provide the following enterprise-wide information on revenues from external customers for each group of similar products and services.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Voice services	$7,118	$7,881	$8,599
Data and Internet services	2,137	2,126	2,189
Other services	12	20	23

Operating revenue from external customers	$9,267	$10,027	$10,811

        Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, customer calling features, enhanced voice services, operator services, public telephone services, collocation services and customer premises equipment. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance voice services revenue within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

        Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay and asynchronous transfer mode) and Internet services (such as DSL and Internet dial access).

        Other services revenue is predominantly derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        Although revenue from affiliates provided more than ten percent of our total operating revenue, we do not have any single major unrelated customer that provides more than ten percent of our operating revenues.

Note 15: Related Party Transactions

        We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services and other services.

        Our affiliates provide services and also contract services from third parties on our behalf. In the latter case, the third parties bill our affiliates who in turn charge us for our respective share of these third party expenses. Our affiliates charge us for services rendered by their employees primarily by applying a fully distributed costs ("FDC") methodology. FDC rates are determined using salary rates, including factors for taxes, employee benefits, facilities and overhead costs. These salary rates are charged to us based on hours worked. In addition, our affiliates charge market prices for telecommunications services that they also provide to third party customers.

        We charge our affiliates based on tariffed rates for telephony and data services. We bill either FDC or market rates for other services.

        We describe in further detail below the services provided by our affiliates.

Marketing, Sales and Advertising

        Marketing, sales and advertising, which support joint marketing of our services, include the development of marketing and advertising plans, sales unit forecasts, market research, sales training and compensation plans.

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

Other

        This category includes the costs of miscellaneous services such as rental of office space, procurement and communications services.

        Included in our consolidated statement of operations and balance sheets are the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Revenue—affiliates	$1,064	$784	$568
Cost of sales—affiliates	$306	$420	$359
SG&A—affiliates	$1,204	$1,315	$1,226
	As of December 31,
	2004	2003
	(Dollars in millions)
Accounts receivable—affiliates	$156	$126
Accounts payable—affiliates	$675	$591

Note 16: Commitments and Contingencies

Commitments

  Payment obligations

        The following table summarizes our future contractual cash obligations, as of December 31, 2004:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations(1)(2)(3)
Long-term debt	$403	$—	$1,410	$322	$—	$5,657	$7,792
Interest on debt(4)	589	560	516	458	440	4,922	7,485
Capital lease obligations	3	2	2	2	1	8	18
Operating leases	115	85	80	71	54	241	646
Purchase commitment obligations	66	56	14	1	—	—	137

Total future contractual cash obligations	$1,176	$703	$2,022	$854	$495	$10,828	$16,078

(1)
The table does not include our open purchase orders as of December 31, 2004. These are primarily purchase orders at fair value that are cancelable without penalty and are part of normal operations.

(2)
This table does not include accounts payable of $1.042 billion, dividends payable to QSC of $412 million, accrued expenses and other current liabilities of $803 million, deferred income taxes of $2.194 billion and other long-term liabilities of $531 million, all of which are recorded on our December 31, 2004 consolidated balance sheets.

(3)
We have certain long-term, non-cancelable purchase commitments for advertising and promotion services. We also have service related commitments with various vendors for data processing, technical and software support. In addition, we have telecommunications commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments generally require us to maintain minimum monthly and/or annual billings, based on usage. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)
Interest expense in all years will differ due to refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2004.

        Employee Benefit Plans.    QCII offers pension and post-retirement benefits to our employees, some of which are due under contractual agreements. Pension and certain post-retirement benefits are paid through trusts and therefore are not included in this table, as we are not able to reliably estimate our portion of future required contributions to the trusts. As of December 31, 2004, QCII's qualified defined benefit pension plan is fully funded. As of December 31, 2004 we have a liability of $2.833 billion for our allocation of QCII's post-retirement and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 10—Employee Benefits.

  Capital Leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2004, 2003 and 2002 were $1 million, $9 million and $16 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $35 million, $94 million and $236 million of cost less accumulated amortization of $14 million, $63 million and $158 million at December 31, 2004, 2003 and 2002, respectively.

        The future minimum payments under capital leases as of December 31, 2004 are as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$18
Less: amount representing interest	(12)

Present value of minimum payments	6
Less: current portion	(2)

Long-term portion	$4

  Operating Leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $162 million, $172 million and $207 million during 2004, 2003 and 2002, respectively, net of sublease rentals of $7 million, $4 million and $4 million, respectively. Minimum operating leases as reported in the table above have not been reduced by minimum sublease rentals of $42 million to be realized under non-cancelable subleases.

  Letters of credit

        At December 31, 2004, the amount of letters of credit outstanding was $4 million and we did not have any outstanding guarantees.

Contingencies

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily those discussed below under the "Regulatory Matters" subheading, as well as the "Colorado action" described below). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual.

        Throughout this note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

DOJ Investigation and Securities Actions

        The DOJ investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of our and QCII's consolidated financial statements for 2001 and 2000, which are described in QCII's previously issued consolidated financial statements for the year ended December 31, 2002 ("QCII's 2002 Financial Statements"), affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with these matters. On October 21, 2004, QCII entered into a settlement with the SEC concluding a formal investigation concerning QCII's accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with QCII's SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions described below.

        QCII has recorded its estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement is insufficient to cover these other matters, QCII will need to record additional charges to its statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

        At this time, QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigations and securities actions described below. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain of these matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigations, securities actions and certain other litigation.

        QCII continues to defend against the securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII's recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

  DOJ Investigation

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII's business. QCII believes the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in QCII's 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the

U.S. Attorney's Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

        On October 21, 2004, QCII entered into a settlement with the SEC, concluding a formal investigation concerning its accounting and disclosures, among other subjects.

  Securities Actions

        QCII is a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that QCII violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others.

  •
  Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars.

  •
  ERISA action. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. QCII expects that an eighth action purportedly brought on behalf of the Plan will also be consolidated into the consolidated action. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan assets. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution.

  •
  Colorado action. A putative class action purportedly brought on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make QCII appear successful and to inflate the value of QCII's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

  •
  New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused QCII's stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about QCII's business, revenues and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

  •
  CALSTRS action. An action by the California State Teachers' Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased QCII securities, and asserts that defendants' actions caused it to lose in excess of $150 million invested in QCII's equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

  •
  SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII's revenues and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in QCII securities are in excess of $12.5 million. SURSI seeks, among other things compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement.

  •
  SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects and that its losses from investments in QCII securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

  •
  SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about QCII. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  TRSL action. An action by the Teachers' Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about QCII. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of QCII's revenues and growth prospects and that their losses from investments in QCII securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest (in which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002 against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest. The second amended complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio, QCII's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, Qwest's former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' attorneys' fees and costs.

        The three KPNQwest litigation matters described above and the KPNQwest matter described in Note 17—Subsequent Events are in preliminary phases and QCII continues to defend against the three filed cases vigorously and will likewise defend against the fourth matter if it is filed. QCII has not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, QCII is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, QCII's financial condition and its ability to meet its debt obligations could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Regulatory Matters

        As described below, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits.

  •
  Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission's final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals.

  •
  Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation will come before the Commission on motions for reconsideration.

  •
  New Mexico. On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, QCII, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005, the administrative law judge certified and recommended approval of the proposed settlement.

  •
  Washington. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement does not require Qwest to provide any credits to CLECs. On February 28, 2005, the Washington Commission entered an order approving the settlement and closing the docket.

  •
  Oregon. Oregon is considering a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

        Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        The New Mexico state regulatory commission has opened a docket to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico. Multiple parties have filed comments in that docket and variously argue that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court against QCII, certain former officers and certain current and former directors on behalf of stockholders of U S WEST. The complaint alleges that QCII had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. Plaintiffs seek damages of approximately $272 million plus interest, a constructive trust upon QCII's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class which was certified by the court on January 31, 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed on various dates in various courts against QCII on behalf of landowners in California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install QCII's fiber optic cable in the right-of-way without their consent. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which QCII's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters (except those in Louisiana) was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. QCII is seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate QCII to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs.

        The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves QCII's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes QCII's allocation of the costs between it and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court and QCII does not believe the IRS will be successful although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates that it would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third party trustee. In July 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of its financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in QCII's liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards ("NOLs"). Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

Note 17: Subsequent Events

        On January 20, 2005, Citibank, N.A., Deutsche Bank AG London, ABN AMRO Bank N.V. and others notified QCII of their intent to file a complaint in the District Court for the City and County of Denver, State of Colorado, that would allege, among other things, fraud, misrepresentation, breach of fiduciary duty and related aiding and abetting claims, in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII's former General Counsel, and other former employees of QCII or KPNQwest. Plaintiffs have indicated their intention to seek compensatory damages (including interest), statutory and punitive damages and an award of plaintiffs' attorneys' fees and costs.

        On February 11, 2005, QCII transmitted a letter to the Board of Directors of MCI, Inc. in which it proposed the acquisition of MCI by QCII and included the initial terms of its proposal. QCII reconfirmed the terms of its proposal in a letter to MCI's Board of Directors on February 13, 2005. It subsequently learned that MCI had agreed to be acquired by Verizon Communications Inc., and, on February 17, 2005, QCII transmitted another letter to MCI's Board of Directors in which it notified MCI of its intention to submit a modified proposal to acquire MCI, notwithstanding MCI's agreement with Verizon, and also noted QCII's expectation that MCI and its advisors will engage it in a meaningful dialogue regarding the merits of QCII's proposal and provide QCII access to due diligence information that it believes has been made available to other parties. On February 24, 2005, QCII transmitted another letter to MCI's Board of Directors in which QCII modified the terms of its proposal to acquire MCI and again urged MCI's Board of Directors to engage with QCII in meaningful discussions regarding QCII's revised proposal. Under the terms of QCII's revised proposal, MCI shareholders would receive $24.60 per MCI share, comprised of $9.10 in cash and $15.50 of QCII's common stock based on an exchange ratio of 3.735 shares of QCII's common stock per MCI share, subject to adjustment if the average trading price for QCII's common stock during a period of twenty trading days prior to the closing of the transaction does not equal $4.15 per share. We cannot provide any assurance as to whether QCII will be successful in its effort to acquire MCI.

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2004
Operating revenue	$2,617	$2,564	$2,560	$2,590	$10,331
Operating income	624	487	587	617	2,315
Income before cumulative effect of change in accounting principle	253	198	274	266	991
Net income	253	198	274	266	991
2003
Operating revenue	$2,757	$2,707	$2,710	$2,637	$10,811
Operating income	688	581	575	468	2,312
Income before cumulative effect of change in accounting principle	304	248	86	193	831
Net income	523	248	86	193	1,050

Second Quarter 2004

Includes a charge of $33 million for restructuring net of taxes.

First Quarter 2003

Includes $219 million of net income due to the cumulative effect of change in accounting principle.

Third Quarter 2003

Includes loss from discontinued operations of $175 million net of taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. Also, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

        None.

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

        We have omitted this information pursuant to General Instruction I(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee's charter, which was amended and restated on May 8, 2003 and further amended on February 19, 2004 and December 16, 2004, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent auditor may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

        QCII first engaged KPMG LLP to be our independent auditor in May 2002. The aggregate fees billed or allocated to us for professional accounting services, including the audit of our annual consolidated financial statements by KPMG LLP for the fiscal years ended December 31, 2004 and 2003 included in this Form 10-K, are set forth in the table below.

	2004	2003
	(Dollars in thousands)
Audit fees	$5,176	$5,499
Audit-related fees	2,087	4,244
Tax fees	223	375

Subtotal	7,486	10,118
All other fees	0	20

Total fees	$7,486	$10,138

        For purposes of the preceding table, the professional fees are classified as follows:

  Audit Fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts billed or allocated to us through the date of this Form 10-K for that particular year.

  Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by our independent accountant. More specifically, these services include: statutory and regulatory filings; the audit of certain of our subsidiaries' annual financial statements; employee benefit plan audits; due diligence services related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation; and audits of the financial statements of certain of our subsidiaries required in connection with acquisitions or dispositions of such subsidiaries. Also included are fees for assistance with the initial steps of compliance with the rules of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") and assistance with the internal audit department's company-wide risk assessment. KPMG's assistance with the initial steps of our compliance with SOX 404 has been reviewed to ensure compliance with applicable independence rules and the rules of the SEC.

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

  All Other Fees—These are fees for other permissible services performed that do not meet the above category descriptions.

        SEC rules effective as of May 6, 2003 require QCII's Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent auditor (with certain limited exceptions). Since the effective date of these rules, all of the services performed by KPMG described above were approved in advance by QCII's Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report:

(a)(3) and (b)    Exhibits required by Item 601 of Regulation S-K:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).
(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.3)
Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).
(4.4)	Officer's Certificate of Qwest, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest's Form S-4, File No. 333-115119).

(4.5)
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest and U.S. Bank N.A. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(4.6)
Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest and U.S. Bank N.A. (incorporated by reference to Qwest's Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).
(10.2)
Registration Rights Agreement, dated August 19, 2004, among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.3)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).
(10.4)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).†
12	Calculation of Ratio of Earnings to Fixed Charges.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

†
Application has been made to the SEC to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 28, 2005.

QWEST CORPORATION, A COLORADO CORPORATION
By:	/s/ JOHN W. RICHARDSON John W. Richardson Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2005.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Corporation:

Under date of February 28, 2005, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the December 31, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Denver, Colorado
February 28, 2005

S-1

QWEST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2004	102	32	62	72
2003*	96	125	119	102
2002*	84	260	248	96

*
The 2003 and 2002 figures on the table above have been adjusted to reflect the discontinuance of our wireless operations.

S-2