Form 10-Q
period 2005-03-31
QWEST CORP
filed 2005-05-03
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2.)

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

        On April 30, 2005, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION
FORM 10-Q

TABLE OF CONTENTS

Item
Glossary of Terms
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2005 and 2004 (unaudited)
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

  •
  Bell Operating Company (BOC).  As defined in the Telecommunications Act of 1996, the term includes Qwest Corporation, as the successor to U S WEST Communications, Inc. Under the Telecommunications Act of 1996, "Bell Operating Company" also would include any successor or assign of Qwest Corporation that provides wireline telephone exchange service.

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

  •
  InterLATA long-distance services.  Telecommunications services, including "800" services, that cross LATA boundaries.

  •
  Internet Dial Access.  Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP).  A protocol for transferring information across the Internet in packets of data.

  •
  Internet Service Providers (ISPs).  Businesses that provide Internet access to retail customers.

  •
  IntraLATA long-distance services.  These services include calls that terminate outside a caller's local calling area but within their LATA, including wide area telecommunications service or "800" services for customers with geographically highly concentrated demand.

  •
  Local Access Transport Area (LATA).  A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

  •
  Local Calling Area.  A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating revenue	$2,268	$2,388
Operating revenue—affiliates	283	229

Total operating revenue	2,551	2,617
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	533	530
Cost of sales—affiliates	53	69
Selling, general and administrative	410	449
Selling, general and administrative—affiliates	300	279
Depreciation	579	574
Intangible assets amortization	91	92

Total operating expenses	1,966	1,993
Operating income	585	624
Other expense (income):
Interest expense—net	149	148
Other expense (income)—net	13	(4)

Total other expense—net	162	144

Income before income taxes, and discontinued operations	423	480
Income tax (expense)	(161)	(186)

Income from continuing operations	262	294
Loss from discontinued operations, net of tax of $0 and $27, respectively	—	(41)

Net income	$262	$253

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$389	$342
Short-term investments	250	206
Accounts receivable (less allowance of $72 million and $72 million, respectively)	1,032	1,066
Accounts receivable—affiliates	151	156
Deferred income taxes	88	112
Prepaid expenses and other current assets	290	262

Total current assets	2,200	2,144
Property, plant and equipment—net	14,888	15,269
Capitalized software and other intangible assets—net	738	798
Prepaid pension asset	1,018	1,021
Other assets	341	358

Total assets	$19,185	$19,590

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$404	$405
Accounts payable	363	367
Accounts payable—affiliates	822	675
Dividends payable—QSC	250	412
Accrued expenses and other current liabilities	735	803
Deferred revenue and advanced billings	497	511

Total current liabilities	3,071	3,173
Long-term borrowings (net of unamortized debt discount of $137 and $138, respectively)	7,256	7,255
Post-retirement and other post-employment benefit obligations	2,846	2,833
Deferred income taxes	2,222	2,194
Other long-term liabilities	530	531

Total liabilities	15,925	15,986

Commitments and contingencies (Note 6)
Stockholder's equity:
Common stock—one share without par, owned by QSC	10,146	10,150
Accumulated deficit	(6,884)	(6,546)
Accumulated other comprehensive loss	(2)	—

Total stockholder's equity	3,260	3,604

Total liabilities and stockholder's equity	$19,185	$19,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$262	$253
Adjustments to net income:
Loss from discontinued operations, net of taxes	—	41
Depreciation and amortization	670	666
Provision for bad debts	23	37
Deferred income taxes	52	20
Income tax benefit distributed to QSC	—	(29)
Other non-cash charges—net	4	14
Changes in operating assets and liabilities
Accounts receivable	11	130
Accounts receivable—affiliates	5	12
Prepaid and other current assets	(14)	(13)
Accounts payable, accrued expenses and other current liabilities	(72)	(102)
Accounts payable—affiliates	147	174
Deferred revenue and advance billings	(20)	(72)
Other long-term assets and liabilities	34	(5)

Cash provided by operating activities	1,102	1,126

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(250)	(387)
Interest in net purchases of investments managed by parent	(41)	(151)
Other	—	8

Cash used for investing activities	(291)	(530)

FINANCING ACTIVITIES
Repayments of current portion of long-term borrowings	(2)	(8)
Dividends paid to QSC	(762)	(500)

Cash used for financing activities	(764)	(508)

CASH AND CASH EQUIVALENTS
Increase in cash	47	88
Beginning balance	342	655

Ending balance	$389	$743

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

        These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

        In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

        Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of Qwest Wireless are reported as a loss from discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2004. See Note 2—Transfer of Qwest Wireless Operations, for additional information on the results of Qwest Wireless.

Stock-based compensation

        Some of our employees participate in QCII's stock option plans. These plans are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." QCII allocates to us, through a contribution, our share of the deferred compensation expense described herein based on options granted to our employees.

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of

Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Net income:
As reported	$262	$253
Add: Stock-option-based employee compensation expense included in reported net income, net of related tax effects	—	1
Deduct: Total stock-option-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(6)	(5)

Pro forma income	$256	$249

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See "Recently Issued Accounting Pronouncements" below for further discussion of SFAS 123R.

Recently issued accounting pronouncements

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 will be effective for Qwest on December 31, 2005 and requires us to recognize asset retirement obligations which are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

        In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R, "Share-Based Payments." SFAS No. 123R will now be effective for Qwest as of the interim reporting period beginning January 1, 2006. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets" which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Reclassifications

        We utilize the cash management services of Qwest Services Corporation, our direct parent ("QSC"). QSC concentrates our cash with that of all other QSC subsidiaries and manages and invests the cash on our behalf. We previously reported as cash and cash equivalents on our balance sheets the amount of cash held by QSC on our behalf for cash management. QSC's cash management portfolio includes cash, money market funds, commercial paper, investments in auction rate securities and U.S. government agency and corporate notes. In March 2005, QCII reclassified its investment in auction rate securities from cash and cash equivalents into short-term investments in its consolidated balance sheets. Following QCII's reclassification of these investments, we decided that our proportionate share of the QSC portfolio of invested cash and our agency relationship with QSC is more appropriately reflected by reclassifying out of cash and cash equivalents into short-term and long-term investments our proportionate share of the investment in auction rate securities and U.S. government agency and corporate notes. This reclassification has no impact on previously reported total assets or results of operations, or on our debt covenants and it does not affect previously reported cash flows from operating or financing activities.

        Certain other prior period balances have been reclassified to conform to the current presentation.

Cash and cash equivalents, short-term investments and long-term investments

        As noted above, we utilize the cash management services of QSC. QSC concentrates our cash with that of all other QSC subsidiaries and manages and invests the cash on our behalf in accordance with its cash investment policy. The policy restricts investments to ensure preservation of principal and maintenance of liquidity. The cash balances we report on our balance sheets represent our portion of the QSC portfolio of invested cash.

        We consider cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. Although cash and cash equivalents balances are generally unsecured, our balances are maintained with financial institutions that QSC and we believe are creditworthy. QSC's cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        The QSC portfolio of short-term investments has historically consisted primarily of auction rate securities. Auction rate securities are highly liquid, variable-rate debt securities. While the underlying security has a stated maturity of typically 20 to 30 years, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. The QSC portfolio of short-term investments also includes U.S. government agency notes and corporate notes with current maturities of less than twelve months.

        The QSC portfolio of long-term investments consists of U.S. government agency notes and corporate notes with current maturities greater than twelve months, but less than eighteen months.

Note 2: Transfer of Qwest Wireless Operations

        On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from us that previously were eliminated in our consolidation. We now recognize revenue from affiliate wireless operations in our consolidated statements of operations.

        The following table presents the summarized results of operations related to our discontinued operations for the three months ended March 31, 2004:

Three months ended March 31, 2004
(Dollars in millions)
Revenue:
Wireless operating revenue	$126
Qwest revenue from affiliate wireless operations	(33)

Total revenue	93
Costs and expenses:
Costs of sales	45
Selling, general and administrative	70
Depreciation and amortization	6

Loss from operations	(28)
Other expense	(40)

Loss before income taxes	(68)
Income tax benefit	27

Loss from discontinued operations	$(41)

Note 3: Borrowings

        As of March 31, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$400	$400
Current portion of capital lease obligations and real estate notes	4	5

Total current borrowings	$404	$405

Long-term borrowings:
Long-term notes	$7,251	$7,250
Long-term capital lease obligations and real estate notes	5	5

Total long-term borrowings	$7,256	$7,255

        To manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt, in 2004 we entered into interest rate swap agreements with notational amounts totaling $575 million. We previously disclosed that all these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps has not changed, we determined in the period ended March 31, 2005, that these agreements do not meet all the requirements to be treated as fair-value hedges. As a result of this change, the decrease in the fair value of the swap agreements since we entered into these swap agreements is recorded as a $16 million non-operating loss for the three months ended March 31, 2005, which is included in other expense (income)—net in our results of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been immaterial to our 2004 financial statements.

Note 4: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of March 31, 2005 and December 31, 2004, the amounts included as current liabilities were $41 million and $49 million, respectively, and the long-term portions were $12 million for each period.

        An analysis of activity associated with the existing restructuring reserves for the three months ended March 31, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$37	$24	$61
Provisions	—	—	—
Utilizations	6	2	8
Reversals	—	—	—

Balance at March 31, 2005	$31	$22	$53

        We, as part of QCII's 2004 and prior restructuring plans, identified specific employee reductions in various functional areas to balance our workload with business demands. As of March 31, 2005, approximately 1,940 of the 2,090 planned employee reductions associated with QCII's 2004 employee reductions had been completed. During the three months ended March 31, 2005, we utilized $6 million of the 2004 restructuring reserves for severance payments pursuant to established severance policies.

        In prior periods, as a part of the 2003 and prior restructuring plans, we permanently abandoned 25 leased facilities with lease terms up to five years and planned employee reductions. For the three months ended March 31, 2005, we utilized $2 million of the previously established restructuring provisions mainly for real estate payments and exit costs associated with terminated leases. The 1,600 planned employee reductions under QCII's 2003 restructuring plan are complete. We anticipate using the balance of the 2003 and prior reserve balances primarily for on-going outplacement services and remaining lease payment provided by the plans.

Note 5: Contributions to QCII Segments and Revenue Information

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker ("CODM") for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2004. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

        Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 2—Transfer of Qwest Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII's wireline services segment. As such, we no longer report our contribution to QCII's segments, as this information does not differ materially from our consolidated statements of operations. However, we continue to provide the following enterprise-wide information on revenues from external customers for each group of similar products and services.

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Voice services	$1,708	$1,849
Data and Internet services	555	532
Other services	5	7

Total operating revenue	$2,268	$2,388

        Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and CPE. Local voice services revenue also includes revenue from the provision of, on a wholesale basis, network transport, billing services and access to our local network. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance voice services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

        Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, integrated services digital network, asynchronous transfer mode and related CPE) and Internet services (such as DSL, Internet dial access and related CPE.)

        Other services revenue is predominately derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

Note 6: Commitments and Contingencies

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

        Throughout this note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

DOJ Investigation and Securities Actions

        The Department of Justice ("DOJ") investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII's consolidated financial statements for 2001 and 2000, which are described in QCII's previously issued consolidated financial statements for the year ended December 31, 2002 ("QCII's 2002 Financial Statements"), affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII's financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with these matters. On October 21, 2004, QCII entered into a settlement with the SEC concluding a formal investigation concerning QCII's accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with QCII's SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions described below.

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

        At this time, QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigation and securities actions described below. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate QCII or us to indemnify its or our current and former directors, officers and employees with respect to certain liabilities, and QCII and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigation, securities actions and certain other litigation.

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

  Investigation

        On July 9, 2002, QCII was informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of QCII's business. QCII believes the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in QCII's 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

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

  •
  Consolidated securities action.  Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars. Further, a non-class action brought by Stichting Pensioenfonds ABP ("SPA") (described below under "SPA action") has also been consolidated with the consolidated securities action.

  •
  ERISA actions.  Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

  •
  Colorado action.  A putative class action purportedly brought on behalf of purchasers of QCII's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make QCII appear successful and to inflate the value of QCII's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

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

  •
  SPA action.  An action by SPA is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII's revenues and growth prospects and that its losses from investments in QCII securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

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

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest (in which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest's revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (a subsidiary of Qwest), Joseph Nacchio, QCII's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, QCII's former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' attorneys' fees and costs.

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

  •
  Colorado.  On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement.

  •
  New Mexico.  On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, Qwest, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005, the administrative law judge announced that she would certify and recommend approval of the proposed settlement, and on March 29, 2005 she issued a written order certifying and recommending approval of the proposed settlement.

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

        On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March of 2006 pursuant to an Alternative Form of Regulation plan ("AFOR"). The AFOR says, in part, that "Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest's investment and improve its service quality in New Mexico." Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

        On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest's capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest's New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest's investments and consider the structure and size of any refunds or credits to be issued to customers.

        Qwest has vigorously argued, and will continue to argue, among other things, that the underlying purpose of the investment commitment set forth in the AFOR has been met in that Qwest has met all service quality and service deployment obligations under the AFOR; that, in light of this, it should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much Qwest has actually invested. Nevertheless, Qwest believes it is unlikely the Commission will reverse its determination that Qwest has an unconditional obligation to invest $788 million over the term of the AFOR. In addition, Qwest has argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall.

        Qwest believes there is a substantial likelihood that the ultimate outcome of this matter will result in it having to make expenditures or payments beyond those it would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, Qwest is not able to reasonably estimate the amount of these expenditures or payments and, accordingly, has not reserved any amount for such potential liability. Any final resolution of this matter could be material.

        To the extent appropriate, we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/QCII merger, alleging that QCII had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants QCII, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denies. Plaintiffs seek damages of approximately $273 million plus interest, a constructive trust upon QCII's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class, which was certified by the court in January 2005. The case is expected to go to trial in June 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas also challenge

QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install QCII's fiber optic cable in the right-of-way without the Plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. A newly filed Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC.") Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. QCII is seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate QCII to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs. QCII has not reserved any amount for this matter.

        The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves QCII's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes QCII's allocation of the costs between it and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court and QCII does not believe the IRS will be successful, although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third party trustee. In July 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of its financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by SFAS No. 109 "Accounting for Income Taxes." The change in expected timing of deductions caused an increase in QCII's liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards ("NOLs"). Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

        QCII has other tax related matters pending against it. To the extent appropriate, QCII has provided for these matters.

Note 7: Subsequent Events

        During February, March and April 2005, QCII submitted several proposals to the Board of Directors of MCI, Inc. proposing the acquisition of MCI by QCII, notwithstanding the fact that MCI had entered into an agreement to be acquired by Verizon Communications Inc. On May 2, 2005, QCII announced that it is no longer in the best interests of shareowners, customers and employees to continue to pursue a business combination with MCI.

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

        Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the footnotes thereto. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

        Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline, wireless and other segmentation. For more information about QCII's reporting segments, see QCII's annual report on Form 10-K for the year ended December 31, 2004. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports. See further discussion in Note 5—Contributions to QCII Segments and Revenue Information to our condensed consolidated financial statements in Item 1 of Part I of this report.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

  •
  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as DSL and VoIP and the bundling of expanded feature-rich products and to improve the quality of our customer service.

  •
  We expect changes in technology such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

  •
  We expect industry-wide competitive factors to continue to impact our results; however, we believe our competitive position has improved due to recent rulings on UNE-P that allow us to charge higher rates to other telecommunication providers and also due to changes in some of our competitors' announced strategies.

  •
  Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

  •
  We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

Overview

        We generate revenue from the provision of voice services, data and Internet services, other services and services to our affiliates. Certain prior period revenue and expense amounts have been reclassified to conform to the current period presentation. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services.  Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services.  Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN and ATM) and Internet services (such as DSL, Internet dial access and related equipment).

  •
  Other services.  Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

  •
  Affiliate services.  Affiliate revenue is derived from telecommunications and other services provided to our affiliated entities. We generally provide the same telecommunications products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services. In addition, we provide joint marketing, lease of space, and other non-telecommunications services to affiliates.

        The following table summarizes our results of operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
			Increase/ (Decrease)	% Change
	2005	2004
	(Dollars in millions)
Operating revenues	$2,551	$2,617	$(66)	(3)%
Operating expenses	1,966	1,993	(27)	(1)%

Operating income	585	624	(39)	(6)%
Other expense—net	162	144	18	13%

Income before income taxes and discontinued operations	423	480	(57)	(12)%
Income tax expense	(161)	(186)	25	13%

Income from continuing operations	262	294	(32)	(11)%
Loss from discontinued operations, net of tax of $0 and $27, respectively	—	(41)	41	nm

Net income	$262	$253	$9	4%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenue including detail of customer channels for the three months ended March 31, 2005 and 2004:

	Three Months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Voice services	$1,708	$1,849	$(141)	(8)%
Data and Internet	555	532	23	4%
Affiliate	283	229	54	24%
Other services	5	7	(2)	(29)%

Total operating revenue	$2,551	$2,617	$(66)	(3)%

Voice Services

        The decrease in voice services was primarily due to business and consumer access line losses from competitive pressures and technology substitution. The following table shows our access lines by channel as of March 31, 2005 and 2004:

	Access Lines
	March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(in thousands)
Consumer	9,131	9,744	(613)	(6)%
Business	4,360	4,520	(160)	(4)%
Wholesale	1,848	1,786	62	3%

Total	15,339	16,050	(711)	(4)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Data and Internet Services

        The increase in data and Internet services was primarily due to subscriber growth across the suite of product offered in our consumer and business channels as a result of our expanded service availability.

Affiliate Services

        The increase in affiliate services revenue was primarily caused by increases in switched access, private line and billing and collection services provided to our long-distance affiliate. The increase in these services is offset by a reduction in service revenues from external customers and was associated with growth in the affiliate's long-distance business as it re-entered this business in our local service area.

Operating Expenses

        The following table provides further detail regarding our operating expenses for the three months ended March 31, 2005 and 2004.

	Three Months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Operating expenses:
Cost of sales:
Affiliate costs	$53	$69	$(16)	(23)%
Network expenses	47	39	8	21%
Employee-related costs	361	382	(21)	(5)%
Other non-employee related costs	125	109	16	15%

Total cost of sales	586	599	(13)	(2)%
Selling, general and administrative:
Affiliate costs	300	279	21	8%
Property and other taxes	87	67	20	30%
Bad debt	23	37	(14)	(38)%
Restructuring and severance related costs	5	2	3	150%
Employee-related costs	141	162	(21)	(13)%
Other non-employee related costs	154	181	(27)	(15)%

Total selling, general and administrative	710	728	(18)	(2)%
Depreciation	579	574	5	1%
Intangible assets amortization	91	92	(1)	(1)%

Total operating expenses	$1,966	$1,993	$(27)	(1)%

Cost of Sales

        Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, Universal Service Fund, or USF, charges, contracted engineering services and computer systems support. Cost of sales remained flat at 23% of revenue for the three months ended March 31, 2005 and 2004. The overall decrease in cost of sales was primarily attributed to the following:

        The decrease in employee related costs was primarily due to employee reductions associated with our 2004 restructuring plans and the sale of our payphone operations.

        Non-employee related costs increased primarily due to a favorable bankruptcy settlement of $16 million in the three months ended March 31, 2004, increased maintenance costs and a 2% increase to the Universal Service Fund rate partially offset by lower volumes for the three months ended March 31, 2005.

        The decrease in affiliate costs was primarily due to a realignment of expenses and reduced employees partially offset by an increase in allocated costs due to changes in the nature and timing of costs incurred.

Selling, General and Administrative Expenses

        Selling, General and Administrative, or SG&A, expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support. SG&A was flat at 28% of revenue for the three months ended March 31, 2005 and 2004. The overall decrease in SG&A was primarily attributed to the following:

        Employee-related cost decreases were primarily due to employee reductions associated with our restructuring plans and the sale of our payphone operations.

        Property and other taxes increased primarily due to a one-time expense reduction from a successful property tax settlement of $28 million for the quarter ended March 31, 2005. The increase was partially offset by a one-time adjustment in the quarter ended March 31, 2005.

        Bad debt expense decreased from 1.5% of non-affiliated revenue to 1.0% of non-affiliated revenue for the first quarter of 2005 compared to the first quarter of 2004. Bad debt expense decreased due to a continuing trend of improved collection practices and tighter credit policies.

        Other non-employee related costs, such as real estate, insurance, marketing and advertising, net of amounts capitalized, decreased primarily due to a one-time adjustment in the quarter ended March 31, 2004.

        Affiliate expenses include services for corporate administration, information technology, sales, advertising and technical support. Affiliate expenses increased primarily as a result of changes in the nature and timing of costs incurred by our parent as a result of its outsourcing of certain information technology services offset by employee reductions and a re-alignment of expenses.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and other post-employment benefit plans. We refer to the combined pension and post-retirement benefit costs as net pension expense. Our results include net pension expenses allocated to us by QCII of $55 million in the first quarter of 2005 and $55 million in the first quarter of 2004. The net pension expense is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense is allocated to cost of sales and SG&A.

Total Other Expense—Net

        Other expense—net generally includes interest expense, net of capitalized interest, and other income—net, which includes interest income. Components of other expense—net were as follows:

	Three Months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Interest expense—net	$149	$148	$1	1%
Other expense (income)—net	13	(4)	17	nm

Total other expense—net	$162	$144	$18	13%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Other expense (income)—net.    For the three months ended March 31, 2005, the other expense—net of $13 million is primarily the result of a $16 million decrease in fair value of interest rate swap agreements. For further discussion of our interest rate swap agreements, please see Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of this report. Small changes in either current interest rates or the interest rate yield curve can cause substantial changes in the value of the swaps, which can materially impact our other non-operating income or expense for those interest rate swaps that do not receive hedge accounting treatment. Furthermore, due to the inherent volatility in the value of these swaps, significant fluctuations in our other non-operating income or expense could occur from period to period.

Income Taxes

        The effective income tax rate is the provision for income taxes as a percentage of income before income tax. The effective income tax rate for the three months ended March 31, 2005 decreased to 38.1% as compared to 38.7% for the three months ended March 31, 2004. The decrease was primarily due to the non-taxable income associated with the subsidy under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us, impacts on our credit ratings and access to capital markets.

        QCII and its consolidated subsidiaries had total borrowings of $17.3 billion at March 31, 2005 and December 31, 2004. Some of the borrowings of QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        We had $389 million in cash and cash equivalents and $250 million of short-term investments available at March 31, 2005. For the quarter ended March 31, 2005, our primary source of funds was cash provided by operating activities. During 2005, we expect to use our available excess cash primarily to pay dividends to our parent, to make additional investment to our network or pay down debt maturities. For the three months ended March 31, 2005 we declared dividends of $600 million to our parent.

        Our working capital deficit as of March 31, 2005 decreased $158 million since December 31, 2004. This reduction of our working capital deficit was attributable to the cash provided by operating activities exceeding the cash we used for debt service, dividend payments and capital expenditures.

        The current working capital deficit was primarily due to accounts payable owed to our affiliates and dividends that we declare to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        To the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected, which could reduce QCII's liquidity and flexibility due to potential restrictions on drawing on their line of credit and potential restrictions on incurring additional debt under certain provisions of their debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets. In addition, a three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

        We expect our 2005 capital expenditures will approximate the 2004 levels.

Long-Term View

        We have historically operated with a working capital deficit as a result of the issues discussed above and due to our practice of declaring regular cash dividends. We expect this trend to continue. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements, for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements or tax payments as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credits ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

        The 2004 QSC Credit Facility makes available to QSC $750 million of additional credit. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments will occur if:

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

        Upon such a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

Operating Activities

        We generated cash from operating activities of $1.102 billion and $1.126 billion for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash provided by operating activities was primarily attributable to a $35 million decrease in income from continuing operations after adjusting for depreciation and amortization.

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2005.

Investing Activities

        Our capital expenditures totaled $250 million for the quarter ended March 31, 2005 and $387 million for the quarter ended March 31, 2004.

        We expect that our 2005 capital expenditures will approximate 2004 levels.

Financing Activities

        Cash used for financing activities was $764 million for the quarter ended March 31, 2005 and $508 million for the same period ended 2004. The increase in cash used for financing activities was primarily attributable to increased dividend payments made to QSC during the first quarter of 2005 as compared to the first quarter of 2004. Our existing debt covenants do not limit the amount of dividends we can pay to our parent. At March 31, 2005, we were in compliance with all provisions or covenants of our borrowings.

Credit ratings

        The table below summarizes our long-term debt ratings at March 31, 2005 and December 31, 2004:

S&P	BB-
Fitch	BB
Moody's	Ba3

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

        Given our current credit ratings, as noted above, our ability to raise additional capital under acceptable terms and conditions may be negatively impacted.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

        We currently have interest rate swap agreements with notational amounts totaling $575 million to manage exposure to interest rate movements and optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the agreements is LIBOR plus 3.43%. A hypothetical increase of 100 basis points in the LIBOR rate would increase annual pre-tax interest expense by approximately $6 million related to these swap agreements. Changes in interest rates also impact the valuation of these swaps, which impact our other non-operating income or expense for these interest rate swaps that do not receive hedge accounting treatment. Small changes in either current interest rates or the interest rate yield curve can cause substantial changes in the value of the swaps, which can materially impact our other non-operating income or expense for those interest rate swaps that do not receive hedge accounting treatment. Furthermore, due to the inherent volatility in the value of these swaps, significant fluctuations in our other non-operating income or expense could occur from period to period.

        As of March 31, 2005 and December 31, 2004, approximately $1.25 billion of our floating-rate debt was exposed to changes in interest rates. As of March 31, 2005 and December 31, 2004, we had approximately $400 million of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical 100 or 200 basis point increase in the interest rates on this debt would not have a material effect on our earnings.

        As of March 31, 2005, our proportionate share of QCII's investments was $348 million of cash invested in money market instruments and $210 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that the investment balance was to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $6 million. As of March 31, 2005 our share of short-term investments were $40 million and long-term investments were $9 million. These investments were at fixed interest rates and thus were not subject to interest rate volatility.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including our affiliate), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the November 2003 decision of the Federal Communications Commission ("FCC") allowing for number portability from wireline to wireless phones.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report for more information regarding trends affecting our access lines.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either consolidating with other providers or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

        The DOJ investigation and the securities actions described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to QCII and us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees of QCII may have a negative impact on the outcome of certain of these legal actions.

        Further, the size, scope and nature of the restatements of QCII's consolidated financial statements for 2001 and 2000, which are described in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 ("QCII's 2002 Form 10-K/A"), affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII's prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII's restatement of items in support of their claims. We can give no assurance as to the impacts on QCII's or our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC's investigation of QCII. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss QCII believes is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods.

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

        As a result of QCII's past accounting issues and the increased scrutiny of financial disclosures, investor confidence in QCII has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII's 2002 Form 10-K/A and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. Although, as described above, QCII has entered into a settlement with the SEC concerning the SEC's investigation of QCII, in March 2005, the SEC filed suit against QCII's former Chief Executive Officer, Joseph Nacchio, two of its former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former QCII executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with QCII. Civil and criminal trials in these and other matters could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

        The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price for our debt securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act of 1996 are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of March 31, 2005, our consolidated debt was $7.7 billion, which is included in QCII's total consolidated debt of $17.3 billion as of such date. A considerable amount of our and QCII's debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in "Liquidity and Capital Resources" above. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

        In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

        Our high debt levels could adversely impact our credit ratings. Additionally, the degree to which we, together with QCII, are leveraged may have other important limiting consequences, including the following:

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

        We have declared and paid dividends to our direct parent, QSC, based on the earnings of our wireline operations. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law, which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

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

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, QCII is subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 6—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing QCII's tax treatment of the DEX sale in the 2002-2003 audit cycle.

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

        While QCII believes its tax reserves adequately provide for the associated tax contingencies under current accounting literature, QCII's tax audits and examinations may result in tax liabilities that differ materially from those it has recorded in its consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and QCII can give no assurance as to whether an adverse result from one or more of them will have a material effect on its financial results, including potentially offsetting a significant portion of its existing net operating losses, which could affect our financial condition and operating results to the extent the matters affect us.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of 2005 and future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results. As an example, if we are not able to negotiate for certain key contractual terms such as caps on reimbursable post-retirement healthcare costs, we could be required to recognize materially higher employee costs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

Matters Resolved in the First Quarter of 2005

        The General Services Administration, or GSA, announced in July 2002 that it was conducting a review of all contracts with QCII for purposes of determining QCII's present responsibility to be a contractor to the Federal government. On September 12, 2003, QCII was informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether QCII should be considered for debarment. QCII was informed that the basis for the referral was the February 2003 indictment against four former QCII employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. On February 2, 2005, QCII was informed that the Inspector General had made a second referral regarding whether QCII should be considered for debarment, this one based generally on the matters that are the subject of the complaint filed against QCII in connection with its settlement with the SEC and on SEC actions against and settlements with three former QCII employees in 2003 and 2004 and a fourth action filed against a former QCII employee in 2004. On February 22, 2005, QCII was notified by the GSA that the GSA had determined not to pursue any administrative action against QCII based on the information contained in the administrative record. Accordingly, QCII remains a presently responsible contractor eligible to compete for Federal government business.

        As described more fully in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement does not require Qwest to provide any credits to CLECs. On February 28, 2005, the Washington Commission entered an order approving the settlement and closing the proceeding. No party appealed by the March 31, 2005 deadline, and Qwest made the agreed to payment of $7.8 million in April 2005.

ITEM 6.    EXHIBITS

        Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040.)
(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-3040.)

(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040.)
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040.)
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest's Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040.)
(4.3)
Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040.)
(4.4)	Officer's Certificate of Qwest, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest's Form S-4, File No. 333-115119.)
(4.5)
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest and U.S. Bank N.A. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577.)
(4.6)
Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest and U.S. Bank N.A. (incorporated by reference to Qwest's Current Report on Form 8-K filed November 23, 2004, File No. 001-03040.)
(10.1)
Registration Rights Agreement, dated March 12, 2002, by and among Qwest and the initial purchasers named therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-3040.)
(10.2)
Registration Rights Agreement, dated August 19, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577.)
(10.3)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed November 18, 2004, File No. 001-03040.)
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 3, 2005