Form 10-Q
period 2005-06-30
QWEST CORP
filed 2005-08-02
CIK 68622

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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

        On July 31, 2005, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Item
Glossary of Terms
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and six months ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets—June 30, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2005 and 2004 (unaudited)
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

  •
  Access Lines.  Telephone lines reaching from the customer's premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenue	$2,262	$2,338	$4,530	$4,727
Operating revenue—affiliates	280	226	563	455

Total operating revenue	2,542	2,564	5,093	5,182
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	524	548	1,057	1,078
Cost of sales—affiliates	65	101	118	170
Selling, general and administrative	423	406	833	855
Selling, general and administrative—affiliates	298	324	598	603
Depreciation	578	584	1,157	1,159
Amortization of capitalized software and other intangible assets	85	95	176	187
Asset impairment charges	—	19	—	19

Total operating expenses	1,973	2,077	3,939	4,071

Operating income	569	487	1,154	1,111
Other expense (income):
Interest expense—net	151	147	300	294
Loss on early retirement of debt—net	37	—	37	—
Other income—net	(20)	(6)	(7)	(9)

Total other expense—net	168	141	330	285

Income before income taxes, and discontinued operations	401	346	824	826
Income tax expense	(151)	(136)	(312)	(322)

Income from continuing operations	250	210	512	504
Loss from discontinued operations, net of tax benefit of $0, $7, $0, and $34, respectively	—	(12)	—	(53)

Net income	$250	$198	$512	$451

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$345	$342
Short-term investments	92	206
Accounts receivable (less allowance for doubtful accounts of $69 million and $72 million, respectively)	1,051	1,066
Accounts receivable—affiliates	162	156
Prepaid and other assets	320	374

Total current assets	1,970	2,144
Property, plant and equipment—net	14,554	15,269
Capitalized software and other intangible assets—net	681	798
Prepaid pension asset	1,014	1,021
Other assets	330	358

Total assets	$18,549	$19,590

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current borrowings	$63	$405
Accounts payable	357	367
Accounts payable—affiliates	470	675
Dividends payable—QSC	67	412
Accrued expenses and other current liabilities	683	803
Deferred revenue and advanced billings	489	511

Total current liabilities	2,129	3,173
Long-term borrowings (net of unamortized debt discount of $131 and $138, respectively)	7,661	7,255
Post-retirement and other post-employment benefit obligations	2,859	2,833
Deferred income taxes	2,286	2,194
Other long-term liabilities	506	531

Total liabilities	15,441	15,986

Commitments and contingencies (Note 6)
Stockholder's equity:
Common stock—one share without par, owned by QSC	10,144	10,150
Accumulated deficit	(7,036)	(6,546)

Total stockholder's equity	3,108	3,604

Total liabilities and stockholder's equity	$18,549	$19,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$512	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	53
Depreciation and amortization	1,333	1,346
Provision for bad debts	40	3
Asset impairment charges	—	19
Deferred income taxes	122	(98)
Income tax benefit distributed to QSC	—	(32)
Loss on early retirement of debt	37	—
Other non-cash charges—net	11	9
Changes in operating assets and liabilities:
Accounts receivable	(25)	105
Accounts receivable—affiliates	(6)	72
Prepaid and other current assets	16	27
Accounts payable and accrued expenses	(133)	(219)
Accounts payable—affiliates	(205)	(20)
Deferred revenue and advance billings	(33)	(121)
Other non-current assets and liabilities	42	51

Cash provided by operating activities	1,711	1,646

INVESTING ACTIVITIES
Expenditures for property, plant and equipment (net of tax refund of $33 million in 2005)	(517)	(807)
Interest in net proceeds from investments managed by QSC	126	135
Other	13	13

Cash used for investing activities	(378)	(659)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,150	—
Collection on note receivable—affiliate	—	265
Repayments of long-term borrowings, including current maturities	(1,092)	(176)
Dividends paid to QSC	(1,345)	(1,410)
Equity infusion from QSC	—	2,185
Payment of current borrowings—affiliate by Qwest Wireless	—	(2,185)
Debt issuance costs	(18)	—
Other	(25)	—

Cash used for financing activities	(1,330)	(1,321)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	3	(334)
Net cash generated by discontinued operations	—	1
Beginning balance	342	655

Ending balance	$345	$322

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

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

        In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The condensed consolidated results of operations for the three and six-month periods ended June 30, 2005 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

        Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of Qwest Wireless are reported as a loss from discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2004. See Note 2—Transfer of Qwest Wireless Operations, for additional information on the results of Qwest Wireless.

        Approximately 60% of QCII's employees are represented by collective bargaining agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). In August 2003, we entered into two-year collective bargaining agreements with the CWA and IBEW and each of these agreements expires on August 13, 2005.

Use of estimates

        Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 6—Commitments and Contingencies.

Combined pension and post-retirement benefits

        Our employees participate in the QCII pension and other post-employment benefit plans. We refer to the combined pension and post-retirement benefits costs as net pension expense.

Depreciation

        Property, plant and equipment are shown net of depreciation on our balance sheet. As of June 30, 2005 and December 31, 2004 accumulated depreciation was $28.5 billion and $27.6 billion, respectively.

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

        Had compensation cost for our employees' participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net Income:
As reported	$250	$198	$512	$451
Remove: Stock-based employee compensation expense included in net income, net of related tax effects	(1)	(2)	(1)	(1)
Include: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(6)	(5)	(12)	(10)

Pro forma net income	$243	$191	$499	$440

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See "Recently Issued Accounting Pronouncements" below for further discussion of SFAS No. 123R.

Reclassifications

        We utilize the cash management services of Qwest Services Corporation, our direct parent ("QSC"). QSC concentrates our cash with that of all other QSC subsidiaries and manages and invests the cash on our behalf. We previously reported as cash and cash equivalents on our balance sheets the amount of cash held by QSC on our behalf for cash management. QSC's cash management portfolio includes cash, money market funds, commercial paper, investments in auction rate securities and U.S. government agency and corporate notes. In March 2005, QCII reclassified its investment in auction rate securities from cash and cash equivalents into short-term investments in its consolidated balance sheets. Following QCII's reclassification of these investments, we decided that our proportionate share of the QSC portfolio of invested cash and our agency relationship with QSC is more appropriately reflected by reclassifying out of cash and cash equivalents into short-term and long-term investments our proportionate share of the investment in auction rate securities and U.S. government agency and corporate notes. Accordingly, we have reclassified $218 million of cash and cash equivalents as of December 31, 2004 into $206 million of short-term investments and $12 million of other non-current assets in our condensed consolidated balance sheets. We have reclassified our interest in the investments managed by our parent in our condensed consolidated statements of cash flows, decreasing cash used for investing activities by $135 million from $794 million to $659 million for the six months ended June 30, 2004. This reclassification has no impact on previously reported total assets or results of operations or on our debt covenants and it does not affect previously reported cash flows from operating or financing activities.

        Certain other prior period balances have been reclassified to conform to the current presentation.

Recently issued accounting pronouncements

        In July 2005, the FASB issued an exposure draft of its proposed interpretation intended to clarify the accounting for uncertain tax positions. The interpretation's proposed effective date for us would be December 31, 2005. Until the final interpretation is issued, we are unable to estimate the ultimate impact on our financial statements. However, if the interpretation is issued in its current form, it could result in a significant cumulative charge upon adoption.

        In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, "Accounting Changes and Error Corrections," which is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

        In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R, "Share-Based Payments." SFAS No. 123R will now be effective for Qwest as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 will be effective for Qwest on December 31, 2005 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets" which is effective for us starting July 1, 2005. In the past, we were required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

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

        The QSC portfolio of long-term investments consists of U.S. government agency notes and corporate notes with current maturities greater than twelve months, but less than twenty-four months.

Note 2: Transfer of Qwest Wireless Operations

        On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from us that previously were eliminated in our consolidation. Revenues related to these services are reflected in our consolidated statements of operations.

        The following table presents the summarized results of operations related to our discontinued operations for the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004
	(Dollars in millions)
Revenue:
Wireless operating revenue	$42	$168
Qwest revenue from affiliate wireless operations	(10)	(43)

Total revenue	32	125
Costs and expenses:
Costs of sales	19	64
Selling, general and administrative	18	88
Depreciation and amortization	1	7

Loss from operations	(6)	(34)
Other expense-net	(13)	(53)

Loss before income taxes	(19)	(87)
Income tax benefit	7	34

Loss from discontinued operations	$(12)	$(53)

Note 3: Borrowings

        As of June 30, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$61	$400
Current portion of capital lease obligations	2	5

Total current borrowings	$63	$405

Long-term borrowings:
Long-term notes	$7,656	$7,250
Long-term capital lease obligations and real estate notes	5	5

Total long-term borrowings	$7,661	$7,255

Borrowing Activity

        On June 17, 2005, Qwest Corporation ("QC") issued a total of $1,150 million in notes which consisted of $750 million in floating rate notes due in 2013 with interest at LIBOR plus 3.25% (6.67% for the current payment period) and $400 million notes due in 2015 bearing fixed interest at 7.625% per annum. The notes are unsecured general obligations and will rank equally with all of QC's other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with QC's other long-term debt. QC plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement's effectiveness date, the rate at which cash interest accrues will increase by 0.25% per annum. The aggregate net proceeds from the offering have been or will be used to fund investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

Repayment Activity

        On June 7, 2005, QC announced cash tender offers for the purchase of up to $250 million of aggregate principal amount of QC's 6.625% notes due September 15, 2005 (the "QC 6.625% Notes"), and up to $150 million of aggregate principal amount of QC's 6.125% notes due November 15, 2005 (the "QC 6.125% Notes"). QC received and accepted tenders of approximately $211 million face amount of QC 6.625% Notes for $216 million, including accrued interest of $4 million, and approximately $129 million face amount of QC 6.125% Notes for $131 million, including accrued interest of $1 million. Also on June 20 and June 23, 2005 QC pre-paid an aggregate of $750 million face amount of its $1.25 billion term loan maturing in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $37 million due to call and prepayment premiums that ranged from 0.680% to 3.000%.

Exchange Activity

        On May 27, 2005, QC announced registered exchange offers for its 7.875% notes due 2011 (the "2011 QC Notes") and its 8.875% notes due 2012 (the "2012 QC Notes") pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. The terms of the registered 2011 QC Notes and 2012 QC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2011 QC Notes and 2012 QC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

Interest Rate Swap Activity

        In 2004 we entered into interest rate swap agreements with notational amounts totaling $575 million. We previously disclosed that these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the quarter ended March 31, 2005 that these agreements did not meet all the requirements to be treated as fair-value hedges. As a result of this change, the changes in the fair value of the swap agreements were included in other expense (income) in our condensed consolidated results of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

        In the quarter ended June 30, 2005, we terminated each of these interest rate swap agreements and paid $3 million to terminate the agreements. The changes in fair value prior to termination resulted in a net $13 million non-operating gain for the three months ended June 30, 2005 and a net $3 million non-operating loss for the six months ended June 30, 2005, respectively, which amounts are included in other expense—net in our condensed consolidated results of operations.

Note 4: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of June 30, 2005 and December 31, 2004, the amounts included as current liabilities were $29 million and $49 million, respectively, and the long-term portions were $11 million and $12 million, respectively.

        An analysis of activity associated with the existing restructuring reserves for the six months ended June 30, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$37	$24	$61
Provisions	—	—	—
Utilizations	(13)	(3)	(16)
Reversals	—	(5)	(5)

Balance at June 30, 2005	$24	$16	$40

        We, as part of QCII's 2004 and prior restructuring plans identified specific employee reductions in various functional areas to balance our workload with business demands. As of June 30, 2005, approximately 1,946 of the 2,090 planned employee reductions associated with QCII's 2004 employee reductions had been completed. During the six months ended June 30, 2005, we utilized $13 million of the 2004 restructuring reserves for severance payments pursuant to established severance policies.

        In prior periods, as a part of the 2003 and prior restructuring plans, we permanently abandoned 25 leased facilities with lease terms up to five years and planned employee reductions. The 1,600 planned employee reductions under QCII's 2003 restructuring plan are complete. We anticipate using the balance of the 2003 reserve and prior reserve balances primarily for on-going outplacement services and remaining lease payments provided by the plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Voice services	$1,722	$1,795	$3,430	$3,645
Data and Internet services	538	541	1,093	1,073
Other services	2	2	7	9

Total operating revenue	$2,262	$2,338	$4,530	$4,727

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

        At this time, QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the investigation and securities actions described below. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate QCII or us to indemnify its or our current and former directors, officers and employees with respect to certain liabilities, and QCII and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

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

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (a subsidiary of QCII), Joseph Nacchio, QCII's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive

Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

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

        On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V. ("KPN"). The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs' attorneys' fees and costs.

        Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others have notified QCII of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII's former General Counsel, KPN and other former employees of QCII, KPN or KPNQwest.

        The four KPNQwest litigation matters described above are in preliminary phases and QCII will defend against the four filed cases vigorously and will likewise defend against the fifth matter if it is filed. QCII has not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, QCII is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, QCII's financial condition and its ability to meet its debt obligations could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

  •
  Colorado.  On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. Of the $9 million, about $2 million has been released by the carriers in bankruptcy proceedings. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement. Hearings on the proposed settlement are scheduled for September 2005.

  •
  New Mexico.  In December 2004, Qwest, the New Mexico Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On June 30, 2005, the Commission approved the settlement.

  •
  Oregon.  On June 17, 2005, the Oregon Commission approved a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

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

        On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest's capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest's New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest's investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission's Final Order. On May 31, 2005, the Commission issued an order, in response to a Qwest report filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on Qwest based on Qwest's investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

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

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/QCII merger, alleging that QCII had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants QCII, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claimed that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denied. Plaintiffs sought damages of approximately $273 million plus interest, a constructive trust upon QCII's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class, which was certified by the court in January 2005. On June 24, 2005, the court preliminarily approved a $50 million settlement, almost half of which will be funded by the defendants' insurers. The settlement is still subject to final court approval, and will be reviewed at a hearing on August 30, 2005 to determine whether it is fair, just, reasonable and adequate as to the class. QCII has accrued an amount for the portion of the settlement that will be funded by it.

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

        On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC") Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. QCII is seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate QCII to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs. QCII has not reserved any amount for this matter.

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

        QCII has other tax related matters pending against it. QCII believes it has adequately provided for these matters.

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

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

  •
  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as DSL, bundling of expanded feature-rich products and improving the quality of our customer service.

  •
  The consolidation trend in the telecommunications industry, as exemplified by the current proposed mergers, could have significant impact on customer choice and may impact our efforts to win customers and strengthen our position as a national provider of communications services. Our revenues and expenses may also be impacted as partners to the mergers integrate and consolidate their operations.

  •
  We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

  •
  Employees represented by labor unions represent a significant portion of our work force and of the industry. We are currently in negotiations with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") regarding agreements that expire on August 13, 2005. The impact of these negotiations could have a material impact on our future financial results and financial position from changes to our wage and benefit structure including, but not limited to, wage rates, health care costs, pensions and post-retirement benefit obligations.

  •
  Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services. For instance, recent FCC decisions, including its Triennial Review Remand Order, may facilitate some carriers converting existing special access transport services to lower priced UNE transport. Such conversions could have a significant impact on our future financial results.

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

  •
  Affiliate services.  Affiliate revenue is derived from telecommunications and other services provided to our affiliated entities. We generally provide the same telecommunications products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services. In addition, we provide billing, collection, joint marketing, lease of space, and other non-telecommunications services to affiliates.

        In order to better serve the similar needs of our small business and consumer customers, we have combined these customers into a new channel, which we refer to as "mass markets," and have reclassified our small business customers for all periods presented. The following table summarizes our results of operations for the three and six-months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)				(Dollars in millions)
Operating revenues	$2,542	$2,564	$(22)	(1)%	$5,093	$5,182	$(89)	(2)%
Operating expenses	1,973	2,077	(104)	(5)%	3,939	4,071	(132)	(3)%

Operating income	569	487	82	17%	1,154	1,111	43	4%
Other expense—net	168	141	27	19%	330	285	45	16%

Income before income taxes and discontinued operations	401	346	55	16%	824	826	(2)	nm
Income tax expense	(151)	(136)	(15)	(11)%	(312)	(322)	10	3%

Income from continuing operations	250	210	40	19%	512	504	8	2%
Loss from discontinued operations, net of tax of $0, $7, $0 and $34, respectively	—	(12)	12	nm	—	(53)	53	nm

Net income	$250	$198	$52	26%	$512	$451	$61	14%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Revenues

        The following table compares operating revenues including detail of customer channels for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)				(Dollars in millions)
Voice services	$1,722	$1,795	$(73)	(4)%	$3,430	$3,645	$(215)	(6)%
Data and Internet services	538	541	(3)	(1)%	1,093	1,073	20	2%
Affiliate services	280	226	54	24%	563	455	108	24%
Other services	2	2	—	—	7	9	(2)	(22)%

Total operating revenues	$2,542	$2,564	$(22)	(1)%	5,093	$5,182	$(89)	(2)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Voice Services

        The decrease in voice services revenue for the three and six months ended June 30, 2005 was primarily due to access line losses in our business and mass markets channels from competitive pressures and technology substitution partially offset by Universal Service Fund, or USF, rate increases. The decrease in our wholesale channel is primarily due to the sale of our payphone business in August 2004 partially offset by a favorable settlement of $23 million from a customer billing dispute during the quarter ended June 30, 2005. The following table shows our access lines by channel as of June 30, 2005 and 2004:

	Access Lines *
	As of June 30,
			Increase/ (Decrease)	% Change
	2005	2004
	(in thousands)
Business	2,489	2,655	(166)	(6)%
Mass Markets	10,790	11,283	(493)	(4)%
Wholesale	1,807	1,901	(94)	(5)%

Total	15,086	15,839	(753)	(5)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Data and Internet Services

        The decrease in data and Internet services for the three months ended June 30, 2005 was primarily due to the termination of our wholesale modem services product, a decrease in Frame Relay revenue and select ISDN customers migrating to their own platform in the quarter ended June 30, 2005 partially offset by the below mentioned subscriber growth.

        The increase in data and Internet services revenue for the six months ended June 30, 2005 was primarily due to subscriber growth of our DSL product as a result of our expanded service availability and increased penetration of DSL in our mass markets channel partially offset by the termination of our wholesale modem services product in April 2005.

Affiliate Services

        The increase in affiliate services revenue for the three and six months ended June 30, 2005 was primarily caused by increases in switched access, private line and billing and collection services provided to our long-distance affiliate and Qwest Communications Corporation. The increase in these services was offset by a reduction in service revenues from external customers and was associated with growth in the affiliate's long-distance business.

Operating Expenses

        The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)				(Dollars in millions)
Operating expenses:
Cost of sales:
Affiliate costs	$65	$101	$(36)	(36)%	$118	$170	$(52)	(31)%
Network expenses	57	51	6	12%	104	90	14	16%
Employee-related costs	334	382	(48)	(13)%	695	764	(69)	(9)%
Other non-employee related costs	133	115	18	16%	258	224	34	15%

Total cost of sales	589	649	(60)	(9)%	1,175	1,248	(73)	(6)%
Selling, general and administrative:
Affiliate costs	298	324	(26)	(8)%	598	603	(5)	(1)%
Property and other taxes	100	92	8	9%	187	159	28	18%
Bad debt	17	(34)	51	nm	40	3	37	nm
Restructuring and severance related costs	(3)	54	(57)	nm	2	56	(54)	(96)%
Employee-related costs	143	136	7	5%	284	298	(14)	(5)%
Other non-employee related costs	166	158	8	5%	320	339	(19)	(6)%

Total selling, general and administrative	721	730	(9)	(1)%	1,431	1,458	(27)	(2)%
Depreciation	578	584	(6)	(1)%	1,157	1,159	(2)	—
Amortization of capitalized software and other intangible assets	85	95	(10)	(11)%	176	187	(11)	(6)%
Asset impairment charges	—	19	(19)	nm	—	19	(19)	nm

Total operating expenses	$1,973	$2,077	$(104)	(5)%	$3,939	4,071	$(132)	(3)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Cost of Sales

        Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, USF charges, contracted engineering services and computer systems support. Cost of sales as a percentage of revenue, excluding affiliate, has remained relatively flat and cost of sales for the three and six months ended June 30, 2005 has decreased due to the following:

  •
  Decreased employee-related costs, such as salaries and wages, benefits and overtime primarily due to employee reductions from our restructuring plans and continued focus on containing our employee-related costs and productivity improvements.

  •
  Decreased affiliate costs due to overall cost reductions at our affiliates and a shift in focus of information technology projects to other affiliates.

        These decreases were partially offset by:

  •
  Increased other non-employee related costs due to a favorable bankruptcy settlement of $16 million in the first quarter of 2004 as well as a 2% increase in the USF rate during the six months ended June 30, 2005.

Selling, General and Administrative Expenses

        Selling, general and administrative, or SG&A, expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A expenses decreased in the three and six months ended June 30, 2005 primarily due to the following:

  •
  Decreased restructuring and severance related costs as we complete our restructuring plans.

  •
  Decreased other non-employee related costs in the six months ended June 30, 2005 primarily due to an $18 million legal accrual in the quarter ended June 30, 2004 offset in the quarter by increased marketing related costs.

  •
  Decreased employee-related costs, such as salaries and wages, benefits and overtime for the six months ended June 30, 2005 due to employee reductions from our restructuring efforts and the sale of our payphone operations. These expenses increased in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 primarily due to a decrease in capitalized labor as a result of reduced software development.

  •
  Decreased affiliate expenses which include services for corporate administration, information technology, sales, advertising and technical support. Affiliate expenses decreased for the three and six months ended June 30, 2005 primarily as a result of a decrease in labor and expenses associated with information technology projects and a one time restructuring charge incurred in 2004 offset by expenses allocated for outsourced information technology services.

        These decreases were partially offset by:

  •
  Increased bad debt expense primarily due to favorable settlements during the second quarter of 2004 totaling $45 million from customers emerging from bankruptcy partially offset by improved collection practices.

  •
  Increased property and other taxes primarily due to a one-time expense reduction from a successful property tax settlement of $28 million for the first quarter of 2004.

Combined Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and other post-employment benefit plans. We refer to the combined pension and post-retirement benefit costs as net pension expense. Our results include net pension expenses allocated to us by QCII of $55 million and $50 million for the three months ended June 30, 2005 and 2004, respectively, and $110 million and $106 million for the six months ended June 30, 2005 and 2004, respectively. The net pension expense is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The increase in net pension expense for the three and six month periods ended June 30, 2005 as compared to the three and six month period ended June 30, 2004 is primarily due to decreased expected return on investments in the benefit trusts, completion of amortization of the transition asset in 2004, and amortization of actuarial losses caused by the volatile equity markets and lower discount rates partially offset by reductions in expense due to headcount reduction, plan design changes, and the inclusion of the Medicare Part D subsidy in the first quarter of 2005 versus the delayed recognition during 2004. The net pension expense is allocated to cost of sales and SG&A.

Total Other Expense—Net

        Other expense—net generally includes interest expense, net of capitalized interest, and other income—net, which includes interest income. Components of other expense—net were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)				(Dollars in millions)
Interest expense—net	$151	$147	$4	3%	$300	$294	$6	2%
Loss on early retirement of debt—net	37	—	37	nm	37	—	37	nm
Other income—net	(20)	(6)	(14)	nm	(7)	(9)	2	22%

Total other expense—net	$168	$141	$27	19%	$330	$285	$45	16%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

        Other expense—net.    Other expense—net increased for the three months ended June 30, 2005 due to a loss of $37 million as a result of cash tender offers and the issuance of new debt in June 2005 partially offset by a $13 million gain due to the change in fair value of the swap agreements that we terminated in the quarter ended June 30, 2005. For more information on these transactions, please see Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

Income Taxes

        The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for the three months ended June 30, 2005 decreased to 37.7% as compared to 39.3% for the three months ended June 30, 2004. The rate also decreased to 37.9% for the six months ended June 30, 2005 as compared to 39.0% for the six months ended June 30, 2004. The decrease was primarily due to the non-taxable income associated with the subsidy under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII's liquidity and capital resources could have material impacts on us, including changes in the market's perception of us, impacts on our credit ratings and access to capital markets.

        QCII and its consolidated subsidiaries had total borrowings of $17.5 billion at June 30, 2005 and $17.3 billion at December 31, 2004. Some of the borrowings of QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

        We had $345 million in cash and cash equivalents and $92 million of short-term investments available at June 30, 2005. For the quarter ended June 30, 2005, our primary source of funds was cash provided by operating activities. During 2005, we expect to use our available excess cash primarily to pay dividends to our parent, to make additional investment to our network or pay down debt maturities. For the six months ended June 30, 2005 we declared dividends of $1 billion to our parent.

        Our working capital deficit as of June 30, 2005 improved $870 million since December 31, 2004. This reduction of our working capital deficit was attributable to our debt borrowing net of repayment activity in the second quarter of 2005 which reduced the current portion of our long-term borrowings as further discussed in Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part 1 of this report as well as reduced dividends payable and affiliate short-term liabilities paid in the quarter ended June 30, 2005.

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the quarter ended June 30, 2005, we have taken the following measures to improve our near-term financial position:

  •
  On June 17, 2005, QC issued a total of $1.15 billion of new debt consisting of $750 million in floating rate notes due in 2013 with interest at LIBOR plus 3.25% (6.67% for the current payment period) and $400 million notes due in 2015 with an interest rate of 7.625% per annum.

  •
  On June 7, 2005, QC announced cash tender offers for the purchase of up to $250 million of aggregate principal amount of QC's 6.625% notes due September 15, 2005 (the "QC 6.625% Notes") and up to $150 million of aggregate principal amount of QC's 6.125% notes due November 15, 2005 (the "QC 6.125% Notes"). QC received and accepted tenders of approximately $211 million face amount of QC 6.625% Notes for $216 million, including accrued interest of $4 million, and approximately $129 million face amount of QC 6.125% Notes for $131 million, including accrued interest of $1 million.

  •
  On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of its $1.25 billion term loan maturing in June 2007 for $775 million, including accrued interest of $2 million. This and the above transactions resulted in a loss of $37 million.

  •
  On May 27, 2005, QC announced registered exchange offers for its 7.875% notes due 2011 (the "2011 QC Notes") and its 8.875% notes due 2012 (the "2012 QC Notes") pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. QC completed the registered exchange offers for the 2011 QC notes and 2012 QC notes on July 5, 2005.

        The current working capital deficit is primarily due to accounts payable owed to our affiliates and dividends that we declare to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        To the extent that QCII's EBITDA (as defined in QCII's debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected, which could reduce QCII's liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets. In addition, a three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements or tax payments as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII's ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

        The 2004 QSC Credit Facility makes available to QSC $750 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in millions)
Cash Flows:
Provided by operating activities	$1,711	$1,646
Used for investing activities	(378)	(659)
Used for financing activities	(1,330)	(1,321)

Net increase (decrease) in cash and cash equivalents	$3	$(334)

Operating Activities

        Our cash provided by operating activities increased in the six months ended June 30, 2005 compared to the same period of 2004 primarily due to increased net income after adjusting for non-cash items offset by $239 million of net charges in our operating assets and liabilities.

        Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2005.

Investing Activities

        We used significantly less cash for our investing activities during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to decreased capital expenditures due to decreased DSL deployment and lower local network infrastructure spending due, in part, to our reuse programs as well as from a $33 million sales and use tax refund received in the second quarter of 2005, however, we expect that our 2005 capital expenditures will approximate 2004 levels.

Financing Activities

        Cash used for financing activities increased slightly for the six months ended June 30, 2005 compared to the same period in 2004. The increase in cash used for financing activities was primarily attributable to collections on a note receivable in the quarter ended June 30, 2004 from affiliate partially offset by lower dividends paid in the quarter ended June 30, 2005. Our existing debt covenants do not limit the amount of dividends we can pay to our parent. At June 30, 2005, we were in compliance with all provisions or covenants of our borrowings.

Credit ratings

        The table below summarizes our long-term debt ratings at June 30, 2005 and December 31, 2004:

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

        We had approximately $1.25 billion of floating-rate debt as of June 30, 2005 and December 31, 2004 which was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $13 million in 2005. As of June 30, 2005 and December 31, 2004, we had approximately $61 million and $400 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical 100 or 200 basis point increase in the interest rates on this debt would not have a material effect on our earnings.

        As of June 30, 2005, our proportionate share of QCII's investments was $315 million of cash invested in money market instruments and $73 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that the investment balance was to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $4 million. As of June 30, 2005, our share of QCII's investment in fixed rate short-term investments was $19 million; however the income from these investments is not subject to interest rate volatility due to their fixed rate structure.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against QCII and us or the investigation of QCII's business currently being conducted by the U.S. Attorney's Office could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        The Department of Justice investigation and the securities actions described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to QCII and us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees of QCII may have a negative impact on the outcome of certain of these legal actions.

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

        As a result of QCII's past accounting issues and the increased scrutiny of financial disclosures, investor confidence in QCII has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII's 2002 Form 10-K/A and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. Although, as described above, QCII has entered into a settlement with the SEC concerning the SEC's investigation of QCII, in March 2005, the SEC filed suit against QCII's former Chief Executive Officer, Joseph Nacchio, two of its former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former QCII executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with QCII. In June 2005, Ms. Szeliga reached an agreement in principle with the SEC staff to settle the actions against her alleging civil fraud and other claims and in July 2005, she pleaded guilty to a criminal charge of insider trading. Other former QCII officers or employees have entered into settlements with the SEC involving civil fraud and other claims in which they neither admitted nor denied the allegations against them. Civil and criminal trials in the matters discussed in this paragraph could take place in the future. Evidence that is introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others.

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

        Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of June 30, 2005, our consolidated debt was $7.7 billion, which is included in QCII's total consolidated debt of $17.5 billion as of such date. A considerable amount of our and QCII's debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII's future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII's operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in "Liquidity and Capital Resources" above. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting QCII's liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII's financing agreements that may restrict our flexibility under certain conditions. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

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

Declines in the value of QCII's pension plan assets could require it to provide significant amounts of funding for its pension plan.

        While QCII does not expect to be required to make material cash contributions to its defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, QCII may be required to fund its benefit plans with cash from operations, perhaps by a material amount. As of December 31, 2004, QCII's plan assets exceed its accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on its consolidated balance sheet. As an example, if its accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate its prepaid pension asset, which was $1.192 billion as of December 31, 2004, and record a pension liability for the amount that its accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in stockholder's deficit. Alternatively, QCII could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

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

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, QCII is subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 6—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing QCII's tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

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

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of the 2005 and future negotiations, including changes in wages and benefit levels, including, but not limited to, the cost of providing active and post-retirement healthcare, could have a material impact on our financial results.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(4.7)
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S Bank National Association (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-03040).

(10.1)
Registration Rights Agreement, dated August 19, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577.)
(10.2)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed November 18, 2004, File No. 001-03040.)
(10.3)
Registration Rights Agreement, dated June 17, 2005, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-03040).
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

August 2, 2005