Form 10-Q
period 2005-09-30
QWEST CORP
filed 2005-11-01
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(303) 992-1400

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 31, 2005, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

•	Bell Operating Company (BOC). As defined in the Telecommunications Act of 1996, the term includes Qwest Corporation, as the successor to U S WEST Communications, Inc. Under the Telecommunications Act of 1996, “Bell Operating Company” also would include any successor or assign of Qwest Corporation that provides wireline telephone exchange service.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, usually in connection with our providing telecommunications services to that customer.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

•	Digital Subscriber Line (DSL). A technology for providing high speed data communications over telephone lines.

•	Frame Relay. A high speed switching technology, primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

•	Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenue	$2,219	$2,284	$6,749	$7,010
Operating revenue—affiliates	251	276	814	731

Total operating revenue	2,470	2,560	7,563	7,741
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	554	545	1,611	1,624
Cost of sales—affiliates	56	72	174	242
Selling, general and administrative	438	412	1,324	1,352
Selling, general and administrative—affiliates	269	256	814	772
Depreciation	587	583	1,744	1,742
Amortization of capitalized software and other intangible assets	79	87	255	274
Asset impairment charges	—	18	—	37

Total operating expenses	1,983	1,973	5,922	6,043

Operating income	487	587	1,641	1,698
Other expense (income):
Interest expense—net	155	145	455	439
Loss on early retirement of debt—net	—	6	37	6
Other income—net	(8)	(12)	(15)	(21)

Total other expense—net	147	139	477	424

Income before income taxes, and discontinued operations	340	448	1,164	1,274
Income tax expense	(130)	(174)	(442)	(496)

Income from continuing operations	210	274	722	778
Loss from discontinued operations, net of taxes of $0, $0, $0 and $34, respectively	—	—	—	(53)

Net income	$210	$274	$722	$725

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$317	$342
Short-term investments	69	206
Accounts receivable (less allowance for doubtful accounts of $61 and $72, respectively)	1,069	1,066
Accounts receivable—affiliates	128	156
Prepaid and other assets	298	374

Total current assets	1,881	2,144
Property, plant and equipment—net	14,279	15,269
Capitalized software and other intangible assets—net	636	798
Prepaid pension asset	1,007	1,021
Other assets	320	358

Total assets	$18,123	$19,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$22	$405
Accounts payable	399	367
Accounts payable—affiliates	596	675
Dividends payable—QSC	42	412
Accrued expenses and other current liabilities	707	803
Deferred revenue and advanced billings	485	511

Total current liabilities	2,251	3,173
Long-term borrowings (net of unamortized debt discount of $131 and $138, respectively)	7,663	7,255
Post-retirement and other post-employment benefit obligations	2,840	2,833
Deferred income taxes	2,001	2,194
Other long-term liabilities	493	531

Total liabilities	15,248	15,986

Commitments and contingencies (Note 6)
Stockholder’s equity:
Common stock—one share without par, owned by QSC	10,151	10,150
Accumulated deficit	(7,274)	(6,546)
Accumulated other comprehensive income	(2)	—

Total stockholder’s equity	2,875	3,604

Total liabilities and stockholder’s equity	$18,123	$19,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$722	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	53
Depreciation and amortization	1,999	2,016
Provision for bad debts	53	14
Asset impairment charges	—	37
Deferred income taxes	(159)	(358)
Income tax benefit distributed to QSC	—	(32)
Loss on early retirement of debt	37	6
Other non-cash charges—net	15	12
Changes in operating assets and liabilities:
Accounts receivable	(56)	163
Accounts receivable—affiliates	28	(29)
Prepaid and other current assets	35	58
Accounts payable and accrued expenses	(64)	(264)
Accounts payable—affiliates	(79)	59
Deferred revenue and advance billings	(52)	(147)
Other non-current assets and liabilities	33	30

Cash provided by operating activities	2,512	2,343

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(854)	(1,137)
Proceeds from sale of property, plant and equipment	—	5
Interest in net proceeds from investments managed by QSC	148	119
Other	16	5

Cash used for investing activities	(690)	(1,008)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,150	575
Collection on note receivable—affiliate	—	332
Repayments of long-term borrowings, including current maturities	(1,134)	(747)
Dividends paid to QSC	(1,820)	(1,831)
Equity infusion from QSC	—	2,185
Payment of current borrowings—affiliate by Qwest Wireless	—	(2,185)
Debt issuance costs	(18)	(9)
Early retirement of debt costs	(25)	(5)

Cash used for financing activities	(1,847)	(1,685)

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(25)	(350)
Beginning balance	342	655

Ending balance	$317	$305

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The condensed consolidated results of operations for the three and nine month periods ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC (“Qwest Wireless”). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of Qwest Wireless are reported as a loss from discontinued operations in our condensed consolidated statements of operations for the nine months ended September 30, 2004. See Note 2—Transfer of Qwest Wireless Operations, for additional information on the results of Qwest Wireless.

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

Combined pension and post-retirement benefits

Our employees participate in the QCII pension and other post-employment healthcare and life insurance benefit plans. We refer to the combined pension and post-retirement healthcare and life insurance benefits costs as net pension expense.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheet. As of September 30, 2005 and December 31, 2004, accumulated depreciation was $28.8 billion and $27.6 billion, respectively. Capitalized software and other intangible assets are shown net of amortization on our condensed consolidated balance sheet. Accumulated amortization was $1 billion as of September 30, 2005 and December 31, 2004.

Stock-based compensation

Some of our employees participate in QCII’s stock-based compensation plans. These plans are accounted for using the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” QCII allocates to us our share of the deferred compensation expense described herein based on options granted to our employees.

Had compensation cost for our employees’ participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net Income:
As reported	$210	$274	$722	$725
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $26, $3, $33, and $8, respectively	(42)	(5)	(54)	(15)

Pro forma net income	$168	$269	$668	$710

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See “Recently issued accounting pronouncements” below for further discussion of SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”).

On August 18, 2005, the Compensation and Human Resources Committee of QCII’s Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of QCII’s common stock on such date. As a result of the acceleration, 25.7 million stock options, the majority of which were allocated to us by QCII, became exercisable on August 18, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123R. SFAS No. 123R sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. QCII estimates that the amount of future compensation expense incurred by and allocated to QC will be reduced by approximately $42 million over the remaining vesting period of the options as a result of the acceleration.

Reclassifications

We utilize the cash management services of Qwest Services Corporation, our direct parent (“QSC”). QSC concentrates our cash with that of all other QSC subsidiaries and manages and invests the cash on our behalf. We previously reported as cash and cash equivalents on our balance sheets the amount of cash held by QSC on our behalf for cash management. QSC’s cash management portfolio includes cash, money market funds, qualified purchaser funds, repurchase agreements, commercial paper, investments in auction rate securities and U.S. government agency and corporate notes. In March 2005, QCII reclassified its investment in auction rate securities from cash and cash equivalents into short-term investments in its consolidated balance sheets. Following QCII’s reclassification of these investments, we decided that our proportionate share of the QSC portfolio of invested cash and our agency relationship with QSC is more appropriately reflected by reclassifying out of cash and cash equivalents into short-term and long-term investments our proportionate share of the investment in auction rate securities and U.S. government agency and corporate notes. Accordingly, we have reclassified $218 million of cash and cash equivalents as of December 31, 2004 into $206 million of short-term investments and $12 million of other non-current assets in our condensed consolidated balance sheets. We have reclassified our interest in the investments managed by our parent in our condensed consolidated statements of cash flows, decreasing cash used for investing activities by $119 million from $1,127 million to $1,008 million for the nine months ended September 30, 2004. This reclassification has no impact on previously reported total assets or results of operations or on our debt covenants and it does not affect previously reported cash flows from operating or financing activities.

Certain other prior period balances have been reclassified to conform to the current presentation.

Recently adopted accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” which we have adopted starting July 1, 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material effect on our financial position or results of operations for the three months ended September 30, 2005.

Recently issued accounting pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. SFAS No. 123R will now be effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 will be effective for us on December 31, 2005 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

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

We consider cash on hand, deposits in banks and investments purchased with original maturities of three months or less to be cash and cash equivalents. Although cash and cash equivalents balances are generally unsecured, our balances are maintained with financial institutions that QSC and we believe are creditworthy. QSC’s cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

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

The QSC portfolio of short-term investments also consists of U.S. government agency notes and corporate notes with maturities less than twelve months.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Note 2: Transfer of Qwest Wireless Operations

On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. The transfer was made in the form of a dividend to QSC, and, as a result, no consideration was exchanged. Due to this transfer, we no longer have wireless operations, and the results of Qwest Wireless operations are presented as discontinued operations in these financial statements. Qwest Wireless purchases services from us that previously were eliminated in our consolidation. Revenue related to these services are reflected in our consolidated statements of operations.

The following table presents the summarized results of operations related to our discontinued operations for the nine months ended September 30, 2004:

Nine Months Ended September 30, 2004
(Dollars in millions)
Revenue:
Wireless operating revenue	$168
Qwest revenue from affiliate wireless operations	(43)

Total revenue	125
Costs and expenses:
Costs of sales	64
Selling, general and administrative	88
Depreciation and amortization	7

Loss from operations	(34)
Other expense—net	(53)

Loss before income taxes	(87)
Income tax benefit	34

Loss from discontinued operations	$(53)

Note 3: Borrowings

As of September 30, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	September 30, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$21	$400
Current portion of capital lease obligations	1	5

Total current borrowings	$22	$405

Long-term borrowings:
Long-term notes	$7,658	$7,250
Long-term capital lease obligations and real estate notes	5	5

Total long-term borrowings	$7,663	$7,255

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Borrowing Activity

On June 17, 2005, QC issued a total of $1,150 million in notes which consisted of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.14% as of September 30, 2005) and $400 million of 7.625% Notes due 2015. The notes are unsecured general obligations and rank equally with all of QC’s other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with QC’s other long-term debt. QC plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement’s effectiveness date, the rate at which cash interest accrues will increase by 0.25% per annum. The aggregate net proceeds of approximately $1.13 billion from the issuances have been or will be used to fund investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

Repayment Activity

On June 7, 2005, QC commenced cash tender offers for the purchase of up to $250 million of aggregate principal amount of its 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”), and up to $150 million of aggregate principal amount of its 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”). QC received and accepted tenders of approximately $211 million face amount of QC 6 5/8% Notes for $216 million, including accrued interest of $4 million, and approximately $129 million face amount of QC 6 1/8% Notes for $131 million, including accrued interest of $1 million. Also on June 20 and June 23, 2005 QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $37 million due to call and prepayment premiums that ranged from 0.680% to 3.000%.

On September 15, 2005 we paid the remaining $39 million of the QC 6 5/8% Notes that matured on that date.

Exchange Activity

On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. The terms of the registered 2011 QC Notes and 2012 QC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2011 QC Notes and 2012 QC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

Interest Rate Swap Activity

In 2004 we entered into interest rate swap agreements with notional principal amounts totaling $575 million. We previously disclosed that these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the quarter ended March 31, 2005 that these agreements did not meet all the requirements to be treated as fair-value hedges. As a result of this change, the changes in the fair value of the swap agreements were included in other income—net in our condensed consolidated results of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

In the quarter ended June 30, 2005, we terminated all of these interest rate swap agreements and paid $3 million to terminate the agreements. The changes in fair value prior to termination resulted in a $3 million non-operating loss for the nine months ended September 30, 2005 which is included in other income—net in our condensed consolidated results of operations.

Note 4: Restructuring Charges

The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of September 30, 2005 and December 31, 2004, the amounts included as current liabilities were $24 million and $49 million, respectively, and the long-term portions were $10 million and $12 million, respectively.

An analysis of activity associated with the existing restructuring reserves for the nine months ended September 30, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$37	$24	$61
Utilizations	(18)	(4)	(22)
Reversals	—	(5)	(5)

Balance at September 30, 2005	$19	$15	$34

We, as part of QCII’s 2004 and prior restructuring plans identified specific employee reductions in various functional areas to balance our workload with business demands. As of September 30, 2005, approximately 2,030 of the 2,090 planned employee reductions associated with QCII’s 2004 employee reductions had been completed. During the nine months ended September 30, 2005, we utilized $18 million of the 2004 restructuring reserves for severance payments pursuant to established severance policies.

In prior periods, as a part of the 2003 and prior restructuring plans, we permanently abandoned 25 leased facilities with lease terms up to 20 years and planned employee reductions. The 1,600 planned employee reductions under QCII’s 2003 restructuring plan are complete. We anticipate using the balance of the 2003 and prior reserve balances primarily for on-going outplacement services and remaining lease payments provided by the plans.

Note 5: Contributions to QCII Segments and Revenue Information

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker (“CODM”) for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other segmentation. For more information about QCII’s reporting segments, see QCII’s annual report on Form 10-K for the year ended December 31, 2004 and QCII’s quarterly report on Form 10-Q for the quarter ended September 30, 2005. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 2—Transfer of Qwest Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII’s wireline services segment. As such, we no longer report our contribution to QCII’s segments, as this information does not differ materially from our consolidated statements of operations, excluding affiliate transactions. However, we continue to provide the following enterprise-wide information on revenue from external customers for each group of similar products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Voice services	$1,667	$1,753	$5,097	$5,397
Data and Internet services	546	530	1,639	1,603
Other services	6	1	13	10

Total operating revenue	$2,219	$2,284	$6,749	$7,010

Voice services. Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, and collocation services. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN and ATM) and Internet services (such as DSL, Internet dial access and related equipment).

We do not have any single major customer that provides more than ten percent of the total of our revenue derived from external customers.

Note 6: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily those discussed below under the “Regulatory Matters” subheading, as well as the “Colorado action” described below). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual. To the extent appropriate, QCII, or we, have provided reserves for each of the matters described below.

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

DOJ Investigation and Securities Actions

The Department of Justice (“DOJ”) investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002 (“QCII’s 2002 Financial Statements”), affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII’s financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with these matters. On October 21, 2004, QCII entered into a settlement with the SEC concluding a formal investigation concerning QCII’s accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with QCII’s SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million, $400 million that QCII expects to pay to settle the consolidated securities action, as described below (offset by a $10 million payment to QCII from Arthur Andersen LLP, as described below), and the minimum estimated amount of loss QCII believes is probable with respect to the other securities actions described below.

QCII has recorded its estimate of the minimum liability of the remaining matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement and the settlement of the consolidated securities action is insufficient to cover these other matters, QCII will need to record additional charges to its statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their complex nature and current status, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QCII believes that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 12, 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the DOJ investigation and securities actions described below. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII or us to indemnify its or our current and former directors, officers and employees with respect to certain liabilities, and QCII and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

Other than the consolidated securities action which is the subject of a memorandum of understanding regarding settlement as described below, QCII continues to defend against the remaining securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these remaining actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

DOJ Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of QCII’s business. QCII believes the U.S. Attorney’s Office is investigating various matters that include the transactions related to the various adjustments and restatements described in QCII’s 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

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

•	Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class will seek damages in the tens of billions of dollars. Further, a non-class action brought by Stichting Pensioenfonds ABP (“SPA”) (described below under “SPA action”) has also been consolidated with the consolidated securities action.

Settlement of consolidated securities action. On October 31, 2005, QCII and the putative class representatives in In re Qwest Communications International Inc. Securities Litigation entered into a Memorandum of Understanding, or MOU, to settle that case. The MOU requires the parties to execute an agreement substantially in the form of the settlement agreement attached to the MOU, provided that plaintiffs’ counsel prepare the following documents that are acceptable to QCII: (i) a supplemental agreement regarding requests by putative class members to be excluded from the settlement; (ii) a plan of allocation of the settlement proceeds; and (iii) exhibits to the settlement agreement and related documents. Plaintiffs and QCII agreed to perform all necessary actions to finalize and file the settlement agreement and related documents as soon as reasonably possible.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Under the contemplated settlement agreement, QCII would pay a total of $400 million in cash—$100 million 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million 30 days after final approval of the settlement by the court , and $200 million on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

The contemplated settlement agreement would settle the individual claims of the putative class representatives and the claims of the class they purport to represent against QCII and all defendants in In re Qwest Communications International Inc. Securities Litigation, except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. (The non-class action brought by SPA that has been consolidated for pre-trial discovery purposes with the consolidated securities action is not part of the settlement.) As part of the contemplated settlement, QCII would receive $10 million from Arthur Andersen LLP, which is also being released by the putative class representatives and the class they purport to represent, which will offset $10 million of the $400 million that would be payable by QCII.

The contemplated settlement agreement would be subject to a number of conditions and future contingencies. Among others, it would (i) require both preliminary and final court approval; (ii) provide plaintiffs with the right to terminate the settlement if the $250 million QCII previously committed to pay to the SEC in settlement of its investigation against QCII is not distributed to the class members; (iii) provide QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provide QCII with the right to terminate the settlement if it does not receive adequate protections for claims of indemnification relating to substantive liabilities of non-settling defendants; and (v) be subject to review on appeal even if the district court were to finally approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the contemplated settlement agreement.

•	ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of QCII’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make QCII appear successful and to inflate the value of QCII’s stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused QCII’s stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about QCII’s business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•	CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII’s revenue and decrease its expenses so that QCII would appear more successful than it actually was during the period in which CalSTRS purchased QCII securities, and asserts that defendants’ actions caused it to lose in excess of $150 million invested in QCII’s equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII’s revenue and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in QCII securities are in excess of $12.5 million. SURSI seeks, among other things compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

•	SPA action. An action by SPA is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that its losses from investments in QCII securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about QCII. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about QCII. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that their losses from investments in QCII securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest (in which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (a subsidiary of QCII), Joseph Nacchio, QCII’s former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. In related rulings on July 28 and October 14, 2005, defendants’ motion for partial summary judgment was granted with respect to a substantial portion of plaintiffs’ damage claims.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, QCII’s former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V. (“KPN”). The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others have notified QCII of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII’s former General Counsel, KPN and other former employees of QCII, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or “VEB”) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest, N.V. VEB seeks an inquiry into the “policies and course of business” at KPNQwest, that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

The four KPNQwest litigation matters pending in the United States described above are in preliminary phases and QCII will continue to defend against these cases vigorously and will likewise defend against any claim asserted by KPNQwest’s former lenders if litigation is filed. QCII has not yet conducted discovery on plaintiffs’ possible recoverable damages and other relevant issues. Thus, QCII is unable at this time to estimate reasonably a range of loss that it would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and QCII can give no assurance that it will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, QCII’s financial condition and its ability to meet its debt obligations could be materially and adversely affected. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

•	Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission’s final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals. The Court of Appeals heard oral argument on September 12, 2005, and took the case under advisement.

Based upon newly-discovered evidence, on August 24, 2005, Qwest filed a motion requesting that the federal district court vacate the penalty based on our assertion that the underlying Minnesota Commission order is invalid. Qwest also requested the Minnesota Commission to investigate the newly-discovered evidence that relates to the validity of orders issued in this and other Minnesota Commission proceedings, and on October 7, 2005, the Minnesota Commission opened an investigation into the matter.

•	Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. Of the $9 million, about $2 million has been released by the carriers in bankruptcy proceedings. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge’s recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement. Qwest has entered into an amended stipulation with the Office of Consumer Counsel, the Commission Staff, AT&T, and Covad that re-structures the allocation of credits to CLECs and does not create any additional financial obligations as compared to the April 14, 2004 stipulation between Qwest and the Office of Consumer Counsel. On September 30, 2005, the parties filed the stipulation with the Commission for approval.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March of 2006 pursuant to an Alternative Form of Regulation plan (“AFOR”). The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest’s capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest’s New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest’s investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On May 31, 2005, the Commission issued an order, in response to a Qwest report filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on Qwest based on Qwest’s investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

To the extent appropriate, we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install QCII’s fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. A newly filed Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, “KMC”) Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation (“GECC”), one of KMC’s lenders, and GECC filed a complaint in intervention. QCII is seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys’ fees and costs. These agreements would obligate QCII to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys’ fees and costs.

The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves QCII’s allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes QCII’s allocation of the costs between it and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court and QCII does not believe the IRS will be successful, although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy (“CLAS”), which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third party trustee. In July 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of its financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by SFAS No. 109 “Accounting for Income Taxes.” The change in expected timing of deductions caused an increase in QCII’s liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards (“NOLs”). Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

QCII has other tax related matters pending against it. QCII believes it has adequately provided for these matters.

Matter Resolved in the Third Quarter

In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/QCII merger, alleging that QCII had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants QCII, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claimed that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim QCII denied. Plaintiffs sought damages of approximately $273 million plus interest, a constructive trust upon QCII’s assets in the amount of the dividend, costs, and attorneys’ fees on behalf of the class, which was certified by the court in January 2005. On June 24, 2005, the court preliminarily approved a $50 million settlement, almost half of which would be funded by the defendants’ insurers. QCII accrued for its portion, and QCII and its insurers have since funded the settlement. On August 30, 2005, the court entered final approval of the settlement as fair, just, reasonable and adequate as to the class. On the same day, the court entered orders approving the request of plaintiffs’ counsel for $15 million in attorneys’ fees and $1.3 million in costs to be paid from the settlement fund. At the time of the final fairness hearing, a group of U S WEST retirees intervened and subsequently appealed the order awarding fees and costs to the plaintiffs’ lawyers. Pursuant to the underlying stipulation of settlement, this appeal does not impact the finality of the settlement or the amount, and although QCII is a party to the appeal, the only issue to be resolved is the amount of fees and costs to be awarded plaintiffs’ lawyers out of the $50 million settlement fund.

Note 7: Union Contract

In August 2005, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year labor agreements. Each of these agreements was ratified by union members on September 30, 2005 and expires on August 16, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Certain statements set forth below under this caption constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the end of this Item 2 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We provide local telecommunications and related services, IntraLATA long-distance services and data services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. Our telecommunications products and services are provided through our traditional telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Internet dial access; and

•	Professional services.

For certain other products and services we provide and for a variety of internal communications functions, we utilize QCII’s fiber optic network to transport voice and data traffic. Also, through its fiber optic network, QCII provides nationally some data and Internet access services, including private line, ATM and Frame Relay, which are similar to what we provide within our local service area.

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

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other segmentation. For more information about QCII’s reporting segments, see QCII’s annual report on Form 10-K for the year ended December 31, 2004 and QCII’s quarterly report on Form 10-Q for the quarter ended September 30, 2005. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports. See further discussion in Note 5—Contributions to QCII Segments and Revenue Information to our condensed consolidated financial statements in Item 1 of Part I of this report.

In August 2005, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year labor agreements. Each of these agreements was ratified by union members on September 30, 2005 and expires on August 16, 2008.

Business Trends

Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

•	Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as DSL, packaging of expanded feature-rich products and improving the quality of our customer service. We have significantly increased our marketing and advertising spending levels over the past year and have seen increased sales of our package offerings. While package discounts result in lower average revenue for our products, we hope to improve customer retention by packaging services with our affiliate.

•	We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

•	Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and IntraLATA long-distance services. For instance, recent FCC decisions, including its Triennial Review Remand Order, may facilitate some carriers converting existing special access transport services to lower priced UNE transport. Such conversions could have a significant impact on our future financial results.

•	We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

Overview

We generate revenue from the provision of voice services, data and Internet services, other services and services to our affiliates. Certain prior period revenue and expense amounts have been reclassified to conform to the current period presentation. Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

•	Voice services. Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, and collocation services. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other long-distance providers to connect to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN and ATM) and Internet services (such as DSL and related equipment).

•	Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

•	Affiliate services. Affiliate revenue is derived from telecommunications and other services provided to our affiliated entities. We generally provide the same telecommunications products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services. In addition, we provide billing, collection, joint marketing, lease of space, and other non-telecommunications services to affiliates.

In order to better serve the similar needs of our small business and consumer customers, we have combined these customers into a new channel, which we refer to as “mass markets,” and have reclassified our small business customers for all periods presented. The following table summarizes our results of operations for the three and nine-months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating revenue	$2,470	$2,560	$(90)	(4)%	$7,563	$7,741	$(178)	(2)%
Operating expenses	1,983	1,973	10	1%	5,922	6,043	(121)	(2)%

Operating income	487	587	(100)	(17)%	1,641	1,698	(57)	(3)%
Other expense—net	147	139	8	6%	477	424	53	13%

Income before income taxes and discontinued operations	340	448	(108)	(24)%	1,164	1,274	(110)	(9)%
Income tax expense	(130)	(174)	44	25%	(442)	(496)	54	11%

Income from continuing operations	210	274	(64)	(23)%	722	778	(56)	(7)%
Loss from discontinued operations, net of taxes of $0, $0, $0 and $34, respectively	—	—	—	—	—	(53)	53	nm

Net income	$210	$274	$(64)	(23)%	$722	$725	$(3)	0%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Revenue

The following table compares operating revenue including detail of customer channels for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Voice services	$1,667	$1,753	$(86)	(5)%	$5,097	$5,397	$(300)	(6)%
Data and Internet services	546	530	16	3%	1,639	1,603	36	2%
Affiliate services	251	276	(25)	(9)%	814	731	83	11%
Other services	6	1	5	nm	13	10	3	30%

Total operating revenue	$2,470	$2,560	$(90)	(4)%	$7,563	$7,741	$(178)	(2)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Voice Services

The decrease in voice services revenue for the three and nine months ended September 30, 2005 was primarily due to access line losses in our business and mass markets channels from competitive pressures, technology substitution, and the sale of our wholesale payphone business. These decreases were partially offset by increases in Universal Service Fund, or USF, charges to customers due to both rate increases and a favorable settlement of $23 million from a customer billing dispute during the quarter ended June 30, 2005. The following table shows our access lines by channel as of September 30, 2005 and 2004:

	Access Lines *
	As of September 30,		Increase/ (Decrease)	% Change
	2005	2004
	(in thousands)
Business	2,475	2,637	(162)	(6)%
Mass Markets	10,702	11,136	(434)	(4)%
Wholesale	1,756	1,907	(151)	(8)%

Total	14,933	15,680	(747)	(5)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Data and Internet Services

The increase in data and Internet services revenue for the three and nine months ended September 30, 2005 was primarily due to subscriber growth in our Internet products as a result of our expanded service availability and increased penetration of DSL in our mass markets channel partially offset by the termination of our wholesale modem services product in April 2005.

Affiliate Services

The decrease in affiliate services revenue for the three months ended September 30, 2005 was primarily the result of price reductions for billing and collections services, and the loss of services to our wireless affiliate due to its migration to a third-party for its network services. These reductions were partially offset by growth of services that support our affiliates’ long distance and data businesses.

The increase in affiliate services revenue for the nine months ended September 30, 2005 primarily resulted from growth of services that support our affiliates’ long distance and data businesses. This growth was offset in part by price reductions for billing and collection services (starting in the third quarter of 2005), and the loss of services to our wireless affiliate due to its migration to a third-party for its network services.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating expenses:
Cost of sales:
Affiliate costs	$56	$72	$(16)	(22)%	$174	$242	$(68)	(28)%
Network expenses	56	56	—	—	160	146	14	10%
Employee-related costs	354	377	(23)	(6)%	1,049	1,141	(92)	(8)%
Other non-employee related costs	144	112	32	29%	402	337	65	19%

Total cost of sales	610	617	(7)	(1)%	1,785	1,866	(81)	(4)%
Selling, general and administrative:
Affiliate costs	269	256	13	5%	814	772	42	5%
Property and other taxes	82	90	(8)	(9)%	269	249	20	8%
Bad debt	13	11	2	18%	53	14	39	nm
Restructuring, realignment and severance related costs	4	3	1	33%	6	60	(54)	(90)%
Employee-related costs	148	164	(16)	(10)%	466	519	(53)	(10)%
Other non-employee related costs	191	144	47	33%	530	510	20	4%

Total selling, general and administrative	707	668	39	6%	2,138	2,124	14	1%
Depreciation	587	583	4	1%	1,744	1,742	2	0%
Amortization of capitalized software and other intangible assets	79	87	(8)	(9)%	255	274	(19)	(7)%
Asset impairment charges	—	18	(18)	nm	—	37	(37)	nm

Total operating expenses	$1,983	$1,973	$10	1%	$5,922	$6,043	$(121)	(2)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Cost of Sales

Cost of sales includes network costs, salaries and wages, benefits, materials and supplies, USF charges, contracted engineering services and computer systems support. Cost of sales as a percentage of revenue, excluding affiliate, has remained relatively flat and cost of sales for the three and nine months ended September 30, 2005 has decreased due to the following:

•	Decreased employee-related costs, such as salaries and wages, benefits and overtime primarily due to employee reductions from our 2004 and 2003 restructuring plans and continued focus on containing our employee-related costs and productivity improvements.

•	Decreased affiliate costs of sales was primarily the result of a shift in the nature of projects performed by our IT affiliate from operational to SG&A projects.

These decreases were partially offset by increased other non-employee related costs due to a favorable bankruptcy settlement of $16 million in the first quarter of 2004 as well as increases in USF costs related to rate increases during the nine months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

Total SG&A expenses increased in the three and nine months ended September 30, 2005 primarily due to the following:

•	Increased bad debt expense for the nine months ended September 30, 2005 primarily due to favorable settlements during the second quarter of 2004 totaling $45 million from customers emerging from bankruptcy partially offset by improved collection practices.

•	Increased affiliate expenses for the three and nine months ended September 30, 2005 primarily due to the shift in nature of projects performed by our IT affiliate from cost of sales to SG&A.

•	Increased property and other taxes for the nine months ended September 30, 2005 is due to a favorable first quarter 2004 settlement of state property taxes partially offset by a favorable third quarter 2005 state property tax settlement.

•	Increased other non-employee related costs in the three and nine months ended September 30, 2005 primarily due to increased marketing-related costs in 2005 partially offset by a legal accrual in the nine months ended September 30, 2004.

These increases were partially offset by:

•	Decreased restructuring, realignment and severance related costs for the nine months ended September 30, 2005.

•	Decreased employee-related costs, such as salaries and wages, benefits and overtime for the three and nine months ended September 30, 2005 due to employee reductions from our prior year restructuring efforts and the sale of our payphone operations.

Combined Pension and Post-Retirement Benefits

Our employees participate in the QCII pension and other post-employment healthcare and life insurance benefit plans. We refer to the combined pension and post-retirement healthcare and life insurance benefit costs as net pension expense. The net pension expense is a function of the amount of pension and post-retirement healthcare and life insurance benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The overall costs of the QCII net pension expense for the three and nine month periods ended September 30, 2005 and 2004, respectively, increased primarily due to decreased expected return on investments in the benefit trusts, completion of amortization of the transition asset in 2004, and amortization of actuarial losses caused by the volatile equity markets and lower discount rates partially offset by reductions in expense due to lower discount rates, headcount reduction, and plan design changes.

Our results include net pension expenses allocated to us by QCII of $24 million and $29 million for the three months ended September 30, 2005 and 2004, respectively, and $134 million and $135 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in net pension expense for the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004 is primarily due to a smaller allocation of QCII costs during 2005 as compared to 2004 primarily due to the composition of the QC workforce. In addition, we recorded $31 million and $8 million in revisions to our estimates of the actual cost of the net pension expense for the nine month periods ended September 30, 2005 and September 30, 2004, respectively. The net pension expense is allocated to cost of sales and SG&A.

Total Other Expense—Net

Other expense—net generally includes interest expense, net of capitalized interest, and other income—net, which includes interest income. Components of other expense—net were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Interest expense—net	$155	$145	$10	7%	$455	$439	$16	4%
Loss on early retirement of debt—net	—	6	(6)	nm	37	6	31	nm
Other income—net	(8)	(12)	4	33%	(15)	(21)	6	29%

Total other expense—net	$147	$139	$8	6%	$477	$424	$53	13%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Other expense—net. Other expense—net increased for the nine months ended September 30, 2005 due primarily to a loss of $37 million as a result of our cash tender offers for debt securities. For additional information see Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for the three months ended September 30, 2005 decreased to 38.2% as compared to 38.8% for the three months ended September 30, 2004. The rate also decreased to 38.0% for the nine months ended September 30, 2005 as compared to 38.9% for the nine months ended September 30, 2004. The decreases were primarily due to non-deductible penalties recognized in the three months ended September 30, 2004.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us, impacts on our credit ratings and access to capital markets.

QCII and its consolidated subsidiaries had total borrowings of $17.2 billion at September 30, 2005 and $17.3 billion at December 31, 2004. Some of the borrowings of QCII and QSC are secured by liens on our stock. As a result, ownership of our stock could transfer if either QCII or QSC were to default on its debt obligations.

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

Near-Term View

We had $317 million in cash and cash equivalents and $69 million of short-term investments available at September 30, 2005. For the quarter ended September 30, 2005, our primary source of funds was cash provided by operating activities. During 2005, we expect to use our available excess cash primarily to pay dividends to our parent, to make additional investment to our network or pay down debt maturities. For the nine months ended September 30, 2005 we declared dividends of $1.45 billion to our parent.

Our working capital deficit as of September 30, 2005 improved $659 million since December 31, 2004 as a result of several factors. For the nine months ended September 30, 2005 we have generated a significant amount of cash from our operations as well as a working capital improvement as the result of the restructuring of our long term debt as further discussed in Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report. These increases in working capital have been offset in part by cash used to pay dividends of $1.8 billion and capital expenditures of $854 million.

During the nine months ended September 30, 2005, we have taken the following measures to improve our near-term financial position:

•	On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

•	On June 7, 2005, QC commenced cash tender offers for the purchase of up to $250 million of aggregate principal amount of its 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”) and up to $150 million of aggregate principal amount of its 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”). QC received and accepted tenders of approximately $211 million face amount of QC 6 5/8% Notes for $216 million, including accrued interest of $4 million, and approximately $129 million face amount of the QC 6 1/8% Notes for $131 million, including accrued interest of $1 million.

•	On June 17, 2005, QC issued a total of $1.15 billion of new debt consisting of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.14% as of September 30, 2005) and $400 million of 7.625% Notes due 2015.

•	On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $775 million, including accrued interest of $2 million. This and the above transactions resulted in a loss of $37 million.

•	On September 15, 2005 QC paid the remaining $39 million of the QC 6 5/8% Notes that matured on that date.

The current working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

To the extent that QCII’s EBITDA (as defined in QCII’s debt covenants) is reduced by cash judgments or settlements, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected, which could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets. In addition, a five-year revolving credit facility established by QSC in October 2005 (the “2005 QSC Credit Facility”) contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Long-Term View

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends. We expect this trend to continue. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by QCII’s operations does not improve, revenue and cash provided by operations decline, economic conditions weaken, competitive pressures increase or if we or QCII become subject to significant judgments, settlements or tax payments as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

The 2005 QSC Credit Facility makes available to QSC $850 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million ($25 million in the case of one of the debt instruments); or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

	For the Nine Months Ended September 30,
	2005	2004
	(Dollars in millions)
Cash Flows:
Provided by operating activities	$2,512	$2,343
Used for investing activities	(690)	(1,008)
Used for financing activities	(1,847)	(1,685)

Net decrease in cash and cash equivalents	$(25)	$(350)

Operating Activities

Our cash provided by operating activities increased in the nine months ended September 30, 2005 compared to the same period of 2004 primarily due to increased net income after adjusting for non-cash items.

Our employees participate in the QCII pension, post-retirement and other post-employment benefit plans. QCII does not anticipate a requirement to make any significant contribution to the QCII retirement plans in 2005.

Investing Activities

We used $318 million less cash for our investing activities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As compared to 2004, during 2005, our capital expenditures decreased $283 million, or 25%, due to decreased capital expenditures for DSL deployment and lower local network infrastructure spending due, in part, to our reuse programs as well as from a $33 million sales and use tax refund received in the second quarter of 2005. We expect that our 2005 capital expenditures will be slightly lower than our 2004 levels.

Financing Activities

Cash used for financing activities increased $162 million for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in cash used for financing activities was primarily the result of $332 million of collections on a note receivable from an affiliate in the second quarter of 2004, which was partially offset by the fact that our 2005 borrowing and repayment activity used $27 million in net cash while our 2004 borrowing and repayment activity used $186 million in net cash. Our existing debt covenants do not limit the amount of dividends we can pay to our parent. At September 30, 2005, we were in compliance with all provisions or covenants of our borrowings.

Credit ratings

The table below summarizes our long-term debt ratings at September 30, 2005 and December 31, 2004:

S&P	BB-
Fitch	BB
Moody’s	Ba3

In October 2005, S&P raised its rating on our long-term debt to BB from BB- and Moody’s placed our rating on review for possible upgrades.

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

We had approximately $1.25 billion of floating-rate debt as of September 30, 2005 and December 31, 2004 which was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $12.5 million in 2005. As of September 30, 2005 and December 31, 2004, we had approximately $21 million and $400 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical 100 or 200 basis point increase in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of September 30, 2005, our proportionate share of QCII’s investments was $267 million of cash invested in money market instruments and $58 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that the investment balance was to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $3 million. As of September 30, 2005, our share of QCII’s investment in fixed rate short-term investments was $11 million; however the income from these investments is not subject to interest rate volatility due to their fixed rate structure.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission (“SEC”). You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

RISK FACTORS

Risks Affecting Our Business

We face pressure on profit margins as a result of increasing competition, including product substitution, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including our affiliate), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the November 2003 decision of the Federal Communications Commission (“FCC”) allowing for number portability from wireline to wireless phones.

Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product packaging, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report for more information regarding trends affecting our access lines.

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

Our revenue decline over the past few years is largely attributable to our continued loss of access lines, which is a result of increased competition and technology substitution (such as wireless and cable substitution for wireline telephony). We are seeking to improve our competitive position through product packaging and other sales and marketing initiatives. However, we may not be successful in these efforts. If we are not successful and our revenue declines materially without corresponding cost reductions, this will cause a material deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against QCII and us or the investigation of QCII’s business currently being conducted by the U.S. Attorney’s Office could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

The Department of Justice investigation and the securities actions described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to QCII and us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in the putative class action lawsuit for which QCII has entered into a memorandum of understanding regarding settlement, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney’s Office or the SEC against former officers or employees of QCII may have a negative impact on the outcome of certain of these legal actions.

Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (“QCII’s 2002 Form 10-K/A”), affect the risks presented by these investigations and actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on QCII’s or our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, QCII recorded reserves in its financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC’s investigation of QCII. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million, $400 million that QCII expects to pay to settle the consolidated securities action as described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report (offset by a $10 million payment to QCII from Arthur Andersen LLP), and the minimum estimated amount of loss QCII believes is probable with respect to the other securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss QCII ultimately incurs could be substantially more than the reserve QCII has provided. If the recorded reserve that will remain after QCII has paid the amount owed under the SEC settlement and the settlement of the consolidated securities action is insufficient to cover these matters, QCII will need to record additional charges to its statement of operations in future periods.

An adverse outcome with respect to the U.S. Attorney’s Office investigation could have a material and significant adverse impact upon QCII and us. Additionally, other than the consolidated securities action which is the subject of a memorandum of understanding regarding settlement, QCII continues to defend against the remaining securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these remaining actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII or we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s and our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII or us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, given the size and nature of our business, QCII and we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, QCII and we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of QCII’s financial disclosures could reduce investor confidence and cause the trading price for our debt securities to decline.

As a result of QCII’s past accounting issues and the increased scrutiny of financial disclosures, investor confidence in QCII has suffered and could suffer further. As discussed earlier, the U.S. Attorney’s Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in QCII’s 2002 Form 10-K/A and transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. Although, as described above, QCII has entered into a settlement with the SEC concerning the SEC’s investigation of QCII, in March 2005, the SEC filed suit against QCII’s former Chief Executive Officer, Joseph Nacchio, two of its former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former QCII executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with QCII. In June 2005, Ms. Szeliga reached an agreement in principle with the SEC staff to settle the actions against her alleging civil fraud and other claims and in July 2005, she pleaded guilty to a criminal charge of insider trading. Other former QCII officers or employees have entered into settlements with the SEC involving civil fraud and other claims in which they neither admitted nor denied the allegations against them. Civil and criminal trials in the matters discussed in this paragraph could take place in the future. Evidence that is introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Recently a number of state legislatures and state PUCs have adopted reduced or modified forms of regulation. This is generally beneficial because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having commission-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Risks Affecting Our Liquidity

QCII’s high debt levels, the restrictive terms of its debt instruments and the substantial litigation pending against it pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of September 30, 2005, our consolidated debt was $7.7 billion, which is included in QCII’s total consolidated debt of $17.2 billion as of such date. A considerable amount of our and QCII’s debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our or QCII’s future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by our and QCII’s operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments and/or settlements as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Liquidity and Capital Resources” above. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting QCII’s liquidity and capital resources due to perception in the market, impacts on credit ratings, or provisions in our and QCII’s financing agreements that may restrict our flexibility under certain conditions. The 2005 QSC Credit Facility has a cross payment default provision, and the 2005 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

Declines in the value of QCII’s pension plan assets could require it to provide significant amounts of funding for its pension plan.

While QCII does not expect to be required to make material cash contributions to its defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, QCII may be required to fund its benefit plans with cash from operations, perhaps by a material amount. As of December 31, 2004, QCII’s plan assets exceed its accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on its consolidated balance sheet. As an example, if its accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate its prepaid pension asset, which was $1.192 billion as of December 31, 2004, and record a pension liability for the amount that its accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in stockholder’s deficit. Alternatively, QCII could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

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

The terms of QCII’s and our debt instruments permit both QCII and us to incur additional indebtedness. Such debt may be necessary to comply with regulatory obligations to maintain QCII’s or our assets, to satisfy regulatory service obligations, to adequately respond to competition or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, QCII is subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 6—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005 that it is reviewing QCII’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

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

While QCII believes its tax reserves adequately provide for the associated tax contingencies, QCII’s tax audits and examinations may result in tax liabilities that differ materially from those it has recorded in its consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and QCII can give no assurance as to whether an adverse result from one or more of them will have a material effect on its financial results, including potentially offsetting a significant portion of its existing net operating losses, which could affect our financial condition and operating results to the extent the matters affect us.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the CWA and the IBEW on new three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. The impact of future negotiations, including changes in wages and benefit levels, including, but not limited to, the cost of providing active and post-retirement healthcare, could have a material impact on our financial results. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-3040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-3040).

(3.3)	Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest’s Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest’s Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest’s Annual Report on Form 10-K/A for the year ended December 31, 2002, File No. 1-3040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).

(4.4)	Officer’s Certificate of Qwest, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest and U.S. Bank National Association (incorporated by reference to Qwest’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 19, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).

(10.2)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest and the initial purchasers listed therein (incorporated by reference to Qwest’s Current Report on Form 8-K filed November 18, 2004, File No. 001-03040).

Exhibit Number	Description
(10.3)	Registration Rights Agreement, dated June 17, 2005, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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

November 1, 2005