Form 10-K
period 2005-12-31
QWEST CORP
filed 2006-02-17
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 15, 2006, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation’s common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, which may be sold in connection with our providing telecommunications services to that customer.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that extend beyond a customer’s local exchange service area.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to “tell” the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

•	Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment as well as related services.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

We are wholly owned by Qwest Services Corporation (“QSC”), which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. Our telecommunications products and services are provided through our telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting; and

•	Professional services

For certain other products and services we provide, and for a variety of internal communications functions, we utilize QCII’s fiber optic network to transport voice and data traffic. Also, through its national fiber optic network, QCII provides some data and Internet access services, including private line, ATM and Frame Relay, that are similar to services we provide within our local service area.

We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC (“Qwest Wireless”). On May 1, 2004, we transferred ownership of Qwest Wireless to an affiliate. As a consequence, we no longer have wireless operations, and the results of operations and financial position of Qwest Wireless are included in discontinued operations in our consolidated financial statements. Please see Note 7—Transfer of Qwest Wireless Operations to our consolidated financial statements for additional information on discontinued operations.

For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see “Risk Factors” in Item 1A of this report.

Financial Condition

The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Operating Results:
Operating revenue	$10,048	$10,331	$10,811
Operating expenses	7,892	8,016	8,499
Income from continuing operations	989	1,044	1,083
Net income	977	991	1,050

	As of December 31,
	2005	2004
Balance Sheet Data:
Total debt	$7,665	$7,660
Working capital deficit*	(737)	(1,029)
Total stockholder’s equity	2,336	3,604

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

We market and sell our products and services to mass markets and business customers. In general, our mass markets customers include consumers and small businesses, and our business customers include local, national and global businesses, governmental entities, and public and private educational institutions. We distribute our products and services to these customers through a variety of channels, including direct sales, telemarketing and arrangements with third-party agents. We also provide our products and services to other telecommunications providers, including affiliated entities, who purchase our products and services on a wholesale basis. We distribute our wholesale products and services through direct sales.

We offer wireline products and services in a variety of categories that help people and businesses communicate. We also rely on joint marketing relationships with our affiliates to provide a full range of competitive services. These relationships allow us to bundle our services with wireless, long-distance, private line, and other services. Our wireline products and services are offered through our telecommunications network. Our telecommunications network consists of all equipment used in processing telecommunications within our local service area and forms a portion of the Public Switched Telephone Network. Our telecommunications network is made up of both copper cables and fiber optic broadband cables and serves approximately 14.7 million access lines in 14 states.

The following reflects the key categories of our wireline products and services.

Voice Services

Local voice services—mass markets, business and wholesale. Through our telecommunications network, we originate, transport and terminate local voice services within local exchange service territories as defined by state regulators. Through this network, we provide:

•	basic local exchange services provided through access lines connected to our portion of the Public Switched Telephone Network;

•	switching services for customers’ communications through facilities that we own;

•	various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

•	enhanced voice services, such as voice mail;

•	payphone and operator services, including directory assistance;

•	voice customer premises equipment; and

•	collocation services, or the hosting of another provider’s telecommunications equipment in our facilities.

On a wholesale basis we provide network transport, billing services and access to our network to other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. We also sell UNEs, which allow our wholesale customers to use our local network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-distance voice services—mass markets, business and wholesale. We provide IntraLATA long-distance services to our customers within our local service area.

Access services—wholesale. We also provide services to other data and telecommunications providers within our local service area to connect their customers to their networks so that they can provide long-distance, transport, data, wireless and Internet services.

Data and Internet Services

Data and Internet services—mass markets, business and wholesale. We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds up to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers make internal and external data transmissions, such as transferring files from one location to another. Our mass markets customers access email and the Internet using a variety of connection speeds and pricing packages. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

Some of our data and Internet services are described below:

•	High-speed Internet, which permits existing mass markets and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks.

•	ATM, which is a broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network.

•	Frame relay, which is a high-speed data switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol.

•	Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites.

•	ISDN, which uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

Other Services

We provide other services that primarily involve the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

Additional Affiliate Services

In addition to voice services, data and Internet services and other services, we provide sales and marketing of affiliates’ products and services by our sales channels, and other miscellaneous services, including billing and collection services, to our affiliates.

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

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. Regulatory developments and technological advances over the past few years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Our on-going response to industry competition includes initiatives to retain and win-back customers by rolling out new or expanded services such as high-speed Internet, packaging of expanded feature-rich products and improving the quality of our customer service. In addition, as noted above in “Operations,” through joint marketing relationships with our affiliates, we are able to bundle our services with wireless, long-distance, private line, and other services. We increased our marketing and advertising spending levels in 2005 and have seen increased sales of our bundled and package offerings. The success of these offerings has resulted in increased high-speed Internet access revenue (as customers add more products), which partially offsets lower revenue due to access line losses. While bundle discounts result in lower average revenue for our products, we believe they improve customer retention.

Voice Services

Although our status as an incumbent local exchange carrier helps make us the leader in providing voice services in our local service area, competition in this market is continually increasing. We continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies. Substitution of wireless, cable and Internet-based services for traditional wireline services also continues to increase. As a result, we face greater competition from wireless providers (including one of our affiliates) and broadband service providers, such as cable and Internet companies including VoIP providers.

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs such as simplified billing and timely response to service calls. We believe customers are increasingly looking to receive all of their telephone, television and Internet services from one provider, and as such we (in partnership with our affiliates) and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. We generally have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be under review by state and federal regulators. In connection with rule changes, we have entered into agreements with many of our UNE purchasers, which agreements generally provide for wholesale prices above previously imposed UNE rates. Despite these developments, the ongoing obligation to provide UNEs continues to reduce our overall revenue and margin. For a detailed discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Long-Distance Voice Services

In providing IntraLATA long-distance services, we compete primarily with national telecommunications providers, such as AT&T Inc. (formerly SBC Communications Inc. and AT&T Corp.), Sprint Nextel Corporation and Verizon Communications, Inc. (formerly Verizon and MCI, Inc.), and increasingly with wireless providers and broadband service providers, such as cable and Internet companies, including VoIP providers. These competing providers offer both IntraLATA and InterLATA service, frequently in a package with integrated pricing.

Competition in the long-distance market is based primarily on price, customer service, quality and reliability. In addition, competition for business customers is also based on the ability to provide nationwide services, and competition for wholesale customers is also based on available capacity. The national telecommunications providers and wireless and broadband service providers with which we compete often have significant name recognition in the national long-distance markets and as such have been able to retain and/or gain market share. These competitors also have substantial financial and technological resources that allow them to compete more effectively against us. As these competitors have consolidated to form larger companies, their name recognition and financial and technological resources have increased as well.

Data and Internet Services

In providing data and Internet services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators, which are increasingly providing customers with WAN services, which take inter-site traffic off of our network.

Competition is based on network reach, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are and therefore are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access.

Regulation

As a general matter, we are subject to significant state and federal regulation, including requirements and restrictions arising under the Communications Act of 1934, as amended, or the Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the Federal Communications Commission, or FCC, state regulators and other governmental entities. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing some FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

This structure of public utility regulation generally prescribes the rates, terms and conditions of our regulated wholesale and retail products and services (including those sold or leased to CLECs). While there is some commonality among the regulatory frameworks from jurisdiction to jurisdiction, each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities’ activities. For example, in varying degrees, jurisdictions may provide limited restrictions on the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

Interconnection

The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. On February 5, 2005, the FCC issued new unbundling rules to replace the unbundling rules that earlier were vacated by the D.C. Circuit Court of Appeals. The new rules, among other things: (i) require ILECs to provide unbundled access to certain medium to high capacity transport services in the vast majority of their wire centers; and (ii) allow CLECs to convert certain medium to high capacity transport services to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. These rules require somewhat less unbundling than the unbundling rules they replaced. QCII and other regional bell operating companies filed a petition for review of this order with the D.C. Circuit Court of Appeals, asserting that the FCC’s new unbundling rules are overly broad. Petitions for review filed by other parties claim that the FCC should have adopted more extensive unbundling requirements. Briefing of the appeals has been completed, and oral argument is scheduled for March 21, 2006. A decision is expected mid-year 2006. Similarly, the FCC provided us additional limited unbundling relief in our Omaha, Nebraska service area in response to a petition for forbearance we filed.

On October 4, 2005, Qwest filed a petition asking the FCC to forbear from enforcing the ILECs’ obligation to convert medium to high capacity transport services to UNEs when the conversion request is made by the companies resulting from the recent mergers of AT&T with SBC and MCI with Verizon. The FCC is currently seeking comment on Qwest’s petition. A grant of Qwest’s petition would ensure that a large portion of Qwest’s medium to high capacity transport services will not be converted to UNEs, which provide approximately half the revenue as medium to high capacity transport services. A decision from the FCC is expected in late 2006 or early 2007.

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

Intercarrier Compensation and Access Pricing

The FCC has initiated over the past five years a number of proceedings that do, and will, affect the rates and charges for access services that we sell to or purchase from other carriers. In 2005, the FCC released a further notice of proposed rulemaking in the pending intercarrier compensation docket, and parties filed comments addressing issues raised in the FCC notice and various industry group proposals for revising the intercarrier compensation regime. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding has not yet been completed, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the advent of new types of traffic (such as VoIP) for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. Also, there has been a national trend toward reducing the amounts charged for use of our networks to terminate all types of calls, with a corresponding shift of costs to end users. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for access services.

On October 18, 2004, in a related docket the FCC released an Order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in an April 27, 2001 Order. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the April 27, 2001 Order. This order is currently pending appeal before the D.C. Circuit Court of Appeals. The effect of this Order, and resolution of the pending appeals, may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this Order.

On January 31, 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. Reply comments in this proceeding were filed on July 29, 2005. This proceeding is pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

On September 22, 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Public Utilities Commission imposing regulations applicable to providers of telephone service on Vonage’s DigitalVoice, an IP based voice service sold to retail customers. On November 12, 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of such services that benefit consumers by providing them with more choice, competition and innovation. An appeal of the FCC’s order is currently pending before the Eighth Circuit Court of Appeals.

On March 10, 2004, the FCC issued its notice of proposed rulemaking instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements, such as those that impose a fee to support “universal service” and programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether such IP based services should be classified as an unregulated “information service” under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC will also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation, whether they must contribute to the universal service fund, and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. This docket remains pending. In a separate, but related, rulemaking the FCC has issued rules requiring all VoIP providers to offer 911 service in conjunction with their VoIP services. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and such growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services.

On September 23, 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing obligations. We have notified the FCC that we are eliminating these offerings from our federal tariffs, which will allow QCII and us to tailor our wireline broadband Internet access offerings to specific customer needs. A petition for review of the FCC’s order is currently pending before the Third Circuit Court of Appeals.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries, and rural health care providers. These programs, which currently total over $6 billion annually, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end users. Currently, universal service contributions are assessed at a rate of approximately 10 percent of interstate and international end user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions, and potentially affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted it will likely apply to all wireline, wireless and VoIP service providers.

Qwest is also currently the recipient of over $80 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries, and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2005, we employed approximately 27,000 people.

Approximately 23,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2005, we reached agreements with the CWA and the IBEW on new three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008.

Financial Information about Geographic Areas

We provide a variety of telecommunications services in our local service area to domestic and international business, government, mass markets and wholesale customers; however, our internationally-based customers do not result in a material amount of revenue to us.

Website Access

Our website address is www.qwest.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading “SEC Filings.” These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

QCII has adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that QCII makes any changes to, or provides any waivers from, the provisions of its codes of conduct, QCII intends to disclose these events on our website or in a report on Form 8-K within four business days of such event.

These codes of conduct, as well as copies of QCII’s guidelines on significant governance issues and the charters of QCII’s audit committee, compensation and human resources committee and nominating and governance committee, are available on our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to QCII’s Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

Special Note Regarding Forward-Looking Statements

This Form 10-K contains or incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements include, among others:

•	statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1A. RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including one of our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network (UNEs), and resellers. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to these and other factors, we continue to lose access lines and are experiencing pressure on profit margins.

We seek to distinguish ourselves from our competitors by providing new or expanded services such as high-speed Internet, packaging of expanded feature-rich products and improving the quality of our customer service. In addition, through joint marketing relationships with our affiliates, we are able to bundle our services with wireless, long-distance, private line, and other services. However, we may not be successful in these efforts. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. This trend may result in competitors that are larger and better financed and may afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data and video services. The development and deployment of new products and services could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if such products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Third parties may claim we infringe upon their intellectual property rights, and defending against these claims could adversely affect our profit margins and our ability to conduct business.

From time to time, we receive notices from third parties claiming we have or are infringing upon their intellectual property rights. We may receive similar notices in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the investigation of QCII’s business currently being conducted by the DOJ or the material litigation pending against QCII and us, including the securities actions, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

The DOJ investigation and the remaining securities actions described in “Legal Proceedings” in Item 3 of this report present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions seek billions of dollars in damages, and the outcome of one or more of these actions or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from all of these matters. QCII has recorded reserves in its financial statements representing the minimum estimated amount of loss it believes is probable with respect to the securities actions.

However, the ultimate outcomes of these matters are still uncertain and the amount of loss QCII ultimately incurs could be substantially more than the reserves it has provided. If the recorded reserves are insufficient, QCII will need to record additional charges to its consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII and we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Further, there exist other material proceedings pending against QCII and us as described in “Legal Proceedings” in Item 3 of this report, which, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

Current or future civil or criminal actions against QCII’s former officers and employees could reduce investor confidence in QCII and us and cause the trading price for our debt securities to decline.

As a result of QCII’s past accounting issues, investor confidence in QCII and us has suffered and could suffer further. Although QCII has consummated a settlement with the SEC concerning its investigation of QCII, in March 2005, the SEC filed suit against QCII’s former chief executive officer, Joseph Nacchio, two of QCII’s former chief financial officers, Robert Woodruff and Robin Szeliga, and other former QCII officers and employees. In December 2005, a criminal indictment was filed against Mr. Nacchio charging him with 42 counts of insider trading. In July 2005, Ms. Szeliga pleaded guilty to a criminal charge of insider trading. In December 2005, Marc Weisberg, a former QCII executive, pleaded guilty to a criminal charge of wire fraud. Other former officers or employees of QCII have entered into settlements with the SEC involving civil fraud or other claims in which they neither admitted nor denied the allegations against them.

A trial could take place in the pending SEC lawsuit against Mr. Nacchio and others and in connection with the criminal charges against Mr. Nacchio. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence in QCII and us and cause the trading price for our debt securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints. See “Business—Regulation” in Item 1 of this report for further information about regulations affecting our business.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Recently a number of state legislatures and state PUCs adopted reduced or modified forms of regulation for retail services. This is generally beneficial to us because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state PUC pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Risks Affecting Our Liquidity

QCII’s high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of December 31, 2005, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $15.5 billion as of that date. Approximately $2.1 billion of QCII’s and our debt obligations comes due over the next three years. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

In October 2005, QSC replaced its preexisting three-year $750 million revolving credit facility with a new five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility). The facility is currently undrawn. The 2005 QSC Credit Facility has a cross payment default provision, and the 2005 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

Our high debt levels could adversely impact our credit ratings. Additionally, the degree to which we, together with QCII, are leveraged may have other important limiting consequences, including the following:

•	placing us at a competitive disadvantage as compared with our less leveraged competitors;

•	making us more vulnerable to downturns in general economic conditions or in any of our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

The industry in which we operate is capital intensive, and as such we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past year, we may be unable to further significantly reduce these costs, even if revenue is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Declines in the value of QCII’s qualified pension plan assets, or unfavorable changes in laws or regulations that govern pension plan funding, could require it to provide significant amounts of funding for its qualified pension plan.

Our employees participate in a qualified defined benefit pension plan controlled and managed by QCII. While QCII does not expect to be required to make material cash contributions to its qualified defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, QCII and we may be required to fund QCII’s qualified defined benefit pension benefit plan with cash from operations, perhaps by a material amount. In addition, recognition of an additional minimum liability caused by changes in pension plan assets or measurement of the accumulated benefit obligation could have a material impact on its consolidated balance sheet. As an example, if QCII’s accumulated benefit obligation exceeds pension plan assets in the future, the impact would be to eliminate QCII’s prepaid pension asset, which was $1.165 billion as of December 31, 2005, and record a pension liability for the amount that its accumulated benefit obligation exceeds pension plan assets with a corresponding charge to other comprehensive loss, thereby increasing stockholder’s deficit. Alternatively, QCII could make a voluntary contribution to the plan so that the qualified pension plan assets exceed the accumulated benefit obligation. As of December 31, 2005, QCII’s qualified pension plan assets exceed its accumulated benefit obligation by $596 million.

The cash needs of our affiliated companies consume a significant amount of the cash we generate.

We regularly declare and pay dividends to our direct parent, QSC. We may declare and pay dividends in excess of our earnings to the extent permitted by applicable law, which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

Our debt agreements and the debt agreements of QCII allow us and QCII to incur significantly more debt, which could exacerbate the other risks described herein.

The terms of QCII’s and our debt instruments permit both QCII and us to incur additional indebtedness. Such additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see “Legal Proceedings” in Item 3 of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. There is no assurance that QCII and the IRS will achieve settlements on these issues or that, if QCII does achieve settlements, the terms will be favorable to QCII. Additionally, the IRS indicated in January 2005 that it is reviewing QCII’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

Because prior to 1999, QCII was a member of affiliated groups filing consolidated U.S. federal income tax returns, QCII could be severally liable for tax examinations and adjustments not directly applicable to current members of the QCII affiliated group. Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. QCII has not provided in its financial statements for any liability of former affiliated members or for claims they have asserted or may assert against QCII.

While QCII believes its tax reserves adequately provide for the associated tax contingencies, QCII’s tax audits and examinations may result in tax liabilities that differ materially from those QCII has recorded in its consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and QCII can give no assurance as to whether an adverse result from one or more of them will have a material effect on QCII’s financial results, including potentially offsetting a significant portion of its existing net operating losses, which could affect our financial condition and operating results to the extent the matters affect us.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the CWA and the IBEW on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following as of December 31, 2005 and 2004:

Land and buildings	7%
Communications equipment	43%
Other network equipment	45%
General-purpose computers and other	5%

Total	100%

Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consist principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $43.3 billion and $42.9 billion at December 31, 2005 and 2004, respectively, before deducting accumulated depreciation.

We own and lease sales offices in major metropolitan locations in the United States. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

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

Throughout this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has also been consolidated with the consolidated securities action.

On November 23, 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for May 19, 2006 to consider final approval of the proposed settlement, and (3) certifying a class, for settlement purposes only, on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002.

Under the proposed settlement agreement, QCII would pay a total of $400 million in cash—$100 million of which was paid 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be paid 30 days after final approval of the settlement by the court, and $200 million of which would be paid on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement will settle the individual claims of the class representatives and the claims of the class they represent against QCII and all defendants in the consolidated securities action, except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, QCII would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by QCII.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides plaintiffs with the right to terminate the settlement if the $250 million QCII previously paid to the SEC in settlement of its investigation against QCII is not distributed to the class members; (iii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (v) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII’s financial results or financial condition that may ultimately result from all of these matters.

QCII has a reserve recorded in its financial statements of approximately $105 million relating to the remaining securities actions described below, which amount represents the minimum estimated amount of loss QCII believes is probable with respect to these matters. QCII has recorded its estimate of the minimum liability of these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their complex nature and current status, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QCII believes that it is probable that a portion of the recorded reserve for the remaining securities actions described below and the consolidated securities action described above will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the DOJ investigation and securities actions. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII or us to indemnify its or our current and former directors, officers and employees with respect to certain liabilities, and QCII and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

QCII continues to defend against the securities actions described below vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

DOJ Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of QCII’s business. QCII believes the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in QCII’s 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

Remaining Securities Actions

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

•

ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs has indicated that the putative class will seek billions of dollars of damages. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of QCII’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/QCII merger, which we refer to as the Merger, to make QCII appear successful and to inflate the value of QCII’s stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused QCII’s stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about QCII’s business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•	CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme that falsely inflated QCII’s revenues and decreased its expenses so that it would appear more successful than it actually was during the period in which CalSTRS purchased QCII’s securities, and CalSTRS asserts that defendants’ actions caused it to lose in excess of $150 million invested in QCII’s equity and debt securities. Plaintiff seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII’s revenue and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in QCII’s securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

•	SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that its losses from investments in QCII’s securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about QCII. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges,

among other things, that defendants issued false and misleading financial reports about QCII. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that their losses from investments in QCII’s securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. Under the settlement agreement, QCII will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, QCII will issue shares of its stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit wrongdoing as a part of the settlement agreement.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio, QCII’s former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. The court entered judgment for defendants on those claims and dismissed the remaining claims without prejudice. QCII has entered into a tolling agreement with plaintiffs that allows them to refile these remaining claims following their appeal of the court’s order granting summary judgment to defendants on a substantial portion of plaintiffs’ claims. Plaintiffs have filed such an appeal with the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio,

Robert S. Woodruff, QCII’s former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory, treble and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others, have notified QCII of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII’s former General Counsel, KPN and other former employees of QCII, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB seeks an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants.

Other than the putative class action in which QCII has entered into a proposed settlement (and for which it has recorded a reserve of $11 million in connection with the proposed settlement), QCII will continue to defend against the pending KPNQwest litigation matters vigorously and will likewise defend against any claims asserted by KPNQwest’s former lenders if litigation is filed.

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On

May 31, 2005, the Commission issued an order, in response to a report we filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on us based on our investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations.

We believe there is a substantial likelihood that the ultimate outcome of this matter will result in us having to make expenditures or payments beyond those we would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, we are not able to reasonably estimate the amount of these expenditures or payments and, accordingly, have not reserved any amount for such potential liability. Any final resolution of this matter could be material.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The IRS proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes the allocation of the costs between QCII and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and QCII does not believe the IRS will be successful, although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay approximately $57 million in tax plus approximately $43 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy, or CLAS, which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third-party trustee. In 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004 as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” or SFAS No. 109. The change in expected timing of deductions caused an increase in QCII’s liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards, or NOLs. Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs, it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

QCII has other tax related matters pending against it, certain of which, in addition to CLAS, are before the Appeals Office of the IRS. QCII believes it has adequately provided for these matters.

Matters Resolved in the Fourth Quarter of 2005

Regulatory Matters

Beginning in 2002, formal proceedings against us were initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants sought fines, penalties and/or carrier credits. Most of these cases were previously resolved. Two remaining state commission proceedings were resolved as follows:

•	Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission’s final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each appealed to the Eighth Circuit Court of Appeals. On November 1, 2005, the Court of Appeals issued its opinion affirming the district court order, thereby upholding the penalty and vacating the carrier credits. On November 15, 2005, Qwest petitioned the Court of Appeals for rehearing on the penalty issue. On December 20, 2005, the Court of Appeals denied Qwest’s petition for rehearing.

Based upon newly-discovered evidence, on August 24, 2005, Qwest filed a motion requesting that the federal district court vacate the penalty based on our assertion that the underlying Minnesota Commission order is invalid. On November 30, 2005, the district court denied Qwest’s motion to vacate, and it denied Qwest’s request for reconsideration. Qwest also requested the Minnesota Commission to investigate the newly-discovered evidence that relates to the validity of orders issued in this and other Minnesota Commission proceedings, and on October 7, 2005, the Minnesota Commission opened an investigation into the matter. The outcome of this investigation could lead to action by the Minnesota Commission that ultimately results in a reduction of the $26 million penalty assessment.

•	Colorado. On December 20, 2005, the Colorado Commission issued an order approving a proposed settlement between Qwest, the Commission Staff, the Office of Consumer Counsel, AT&T, and Covad that requires Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $6.5 million.

Other Matter

On January 20, 2004, QCII filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively referred to as KMC). Subsequently, QCII filed an amended complaint to name additional defendants, including General Electric Capital Corporation, or GECC, one of KMC’s lenders, and GECC filed a complaint in intervention. We were seeking a declaration that a series of agreements with KMC and its lenders were not effective because conditions precedent were not satisfied and to recoup other damages and attorneys’ fees and costs. GECC and KMC had asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC sought a declaration that the relevant agreements are in effect and claimed monetary damages for anticipatory breach of the agreements and their attorneys’ fees and costs. In November 2005, QCII entered into a settlement agreement with KMC and GECC regarding this lawsuit and also various other disputes and obligations between the parties. Under the terms of the settlement, QCII paid $98 million in order to resolve the lawsuit and all other disputes and obligations between and among us, KMC and GECC. As a result of the settlement, we have severed our relationship with KMC in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have omitted this information pursuant to General Instruction I(2).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. Certain prior year amounts have been reclassified to conform to current-year presentation.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions)
Operating revenue	$10,048	$10,331	$10,811	$11,379	$12,004
Operating expenses	7,892	8,016	8,499	8,429	8,764
Income from continuing operations	989	1,044	1,083	1,502	1,768
Net income(1)	$977	$991	$1,050	$805	$1,407
Other data:
Cash provided by operating activities	$3,416	$3,319	$4,824	$4,562	$4,148
Cash used for investing activities	(1,013)	(1,383)	(1,933)	(2,518)	(4,141)
Cash (used for) provided by financing activities	(2,585)	(2,249)	(2,458)	(1,954)	34
Capital expenditures	(1,232)	(1,437)	(1,635)	(1,746)	(4,246)

	As of December 31,
	2005	2004	2003	2002	2001
Total assets	$17,571	$19,590	$21,937	$22,669	$24,473
Total debt(2)	7,665	7,660	7,755	7,260	7,262
Total debt to total capital ratio(3)	77%	68%	72%	62%	61%

(1)	Amounts that follow in this footnote are on an after-tax basis.

2005. 2005 net income includes a loss of $24 million on the early retirement of debt and a charge of $12 million resulting from adoption of Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.”

2004. 2004 net income includes a charge of $32 million for asset impairments and a net charge of $39 million for restructuring, realignment, and severance related costs.

2003. 2003 net income includes a charge of $35 million for restructuring and realignment activities and a $219 million benefit for cumulative effect of a change in accounting principle.

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

(2)	Amounts exclude future purchase commitments, operating leases, letters of credit and guarantees. At December 31, 2005, the amount of those future purchase commitments, operating leases and letters of credit was approximately $655 million.
(3)	The total debt to total capital ratio is a measure of the amount of total debt in our capitalization. The ratio is calculated by dividing total debt by total capital. Total debt includes current borrowings and long-term borrowings as reflected in our consolidated balance sheets. Total capital is the sum of debt and total stockholder’s equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements” in Item 1 of this report for additional factors relating to such statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We provide local telecommunications and related services, IntraLATA long-distance services and data services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. Our telecommunications products and services are provided through our telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business (comprised of the wireless operations we transferred to an affiliate in May 2004) and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Item 8 of this report, including the notes thereto.

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other segmentation. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2005, or the QCII 2005 Form 10-K. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. See further discussion in Note 14—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report. In order to better serve the similar needs of our small business and consumer customers, in 2005 we combined these customers into a new channel, which we refer to as “mass markets,” and have reclassified our small business customers for all periods presented. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable and wireless telecommunications services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 focusing on product bundling and packaging, or combining products and services, such as local voice, high-speed Internet and wireless, and features and services, such as three-way calling and call forwarding, related to an access line. To do so, we rely on joint marketing relationships with our affiliates, which relationships allow us to bundle our services with wireless, long-distance, private line and other services. As a result of these offerings, we have seen increased sales (primarily of our high-speed Internet products and services).

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from the provision of voice services, data and Internet services and other services, as well as revenue from the provision of services to our affiliates. Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

•	Voice services. Voice services revenue includes local voice services, IntraLATA long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes revenue from IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment) and Internet services (such as high-speed Internet and related equipment).

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

•	Affiliate services. Affiliate services revenue is derived from telecommunications and other services provided to our affiliated entities. In addition to voice services, data and Internet services and other services, we provide sales and marketing of affiliates’ products and services by our sales channels, and other miscellaneous services, including billing and collection services, to our affiliates.

The following table summarizes our results of operations for the years ended 2005, 2004 and 2003:

	Years ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Operating revenue	$10,048	$10,331	$10,811	$(283)	$(480)	(3)%	(4)%
Operating expenses, excluding asset impairment charges	7,892	7,962	8,499	(70)	(537)	(1)%	(6)%
Asset impairment charges	—	54	—	(54)	54	nm	nm
Other expense—net	626	573	554	53	19	9%	3%

Income before income taxes, discontinued operations and cumulative effect of changes in accounting principles	1,530	1,742	1,758	(212)	(16)	(12)%	(1)%
Income tax expense	(541)	(698)	(675)	157	(23)	22%	(3)%

Income from continuing operations	989	1,044	1,083	(55)	(39)	(5)%	(4)%
Loss from discontinued operations—net of tax benefit	—	(53)	(252)	53	199	nm	79%

Income before cumulative effect of changes in accounting principles	989	991	831	(2)	160	0%	19%
Cumulative effect of changes in accounting principles—net of taxes	(12)	—	219	(12)	(219)	nm	nm

Net income	$977	$991	$1,050	$(14)	$(59)	(1)%	(6)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

2005 COMPARED TO 2004

The following table compares operating revenue for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Voice services	$6,753	$7,117	$(364)	(5)%
Data and Internet services	2,225	2,138	87	4%
Affiliate services	1,055	1,064	(9)	(1)%
Other services	15	12	3	25%

Total operating revenue	$10,048	$10,331	$(283)	(3)%

Voice services

The decrease in local voice services revenue was primarily due to access line losses from competitive pressures including technology substitution, partially offset by an increase in Universal Service Fund, or USF, revenue due to revenue growth and USF rate increases. In our mass markets channel we have seen a slowing of access line losses and this, combined with rate increases, has decreased our rate of voice services revenue decline from 10% in 2004 to 5% in 2005. The decrease in our wholesale channel was primarily due to the sale of a large portion of our payphone business in August 2004 and decreased access revenue partially offset by UNE increases. In addition, wholesale access lines decreased along with sales of UNEs and related operator and billing services to local competitors as an increasing percentage of competition in our local area is coming from facilities-based competition, including wireless and cable companies.

The following table shows our access lines by customer channel as of December 31, 2005 and 2004:

	Access lines *
	Years Ended December 31,		Increase/ (decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(in thousands)
Mass markets	10,653	11,081	(428)	(4)%
Business	2,376	2,562	(186)	(7)%
Wholesale	1,710	1,879	(169)	(9)%

Total	14,739	15,522	(783)	(5)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Data and Internet services.

The increase in data and Internet services revenue was primarily driven by improvement in high-speed Internet access revenue as a result of a 43% increase in the number of high-speed Internet subscribers as we expanded our high-speed Internet service area to 77% of our local service area in 2005 from 67% in 2004. This growth came from continued expansion of service availability and increased penetration of high-speed Internet where service is available. This increase was partially offset by decreases of $50 million due to the termination of our wholesale affiliate’s modem services product and a $20 million decrease in Frame Relay revenue.

Affiliate services.

The decrease in affiliate services revenue is primarily due to price reductions for billing and collection services and a loss of services provided to affiliates, primarily from our affiliate’s transition to a third-party wireless provider. The decreases were partially offset by increased switched access, Private Line and other services.

2004 COMPARED TO 2003

The following table compares operating revenue for the years ended December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Voice services	$7,117	$7,881	$(764)	(10)%
Data and Internet services	2,138	2,126	12	1%
Affiliate services	1,064	784	280	36%
Other services	12	20	(8)	(40)%

Total operating revenue	$10,331	$10,811	$(480)	(4)%

Voice services

The decrease in voice services revenue was primarily due to access line losses from competitive pressures, including technology substitution and a reduction in access service revenue from external parties that are being replaced by affiliate revenue as our affiliate re-entered the long-distance market in our local service area. In particular, during 2004 and 2003, a significant portion of our mass markets and business access line losses was attributable to CLECs’ use of UNE-P and unbundled local loops to deliver voice services. These losses have been partially offset by corresponding increases in our wholesale access lines (where UNEs are reflected). However, the regulated price structure of UNEs applied downward pressure on our revenue.

The following table shows our access lines by channel as of December 31, 2004 and 2003:

	Access lines *
	Years Ended December 31,		Increase/ (decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(in thousands)
Mass markets	11,081	11,773	(692)	(6)%
Business	2,562	2,748	(186)	(7)%
Wholesale	1,879	1,688	191	11%

Total	15,522	16,209	(687)	(4)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Data and Internet services

Data and Internet services revenue increased due to increases in high-speed Internet as this service continued to be expanded geographically to allow more of our customers to convert from dial-up Internet connections to our high-speed Internet services. The number of mass markets high-speed Internet subscribers grew by 62%, and we expanded our high-speed Internet service area to 67% of our local service area in 2004; however, the impact of increases in mass markets high-speed Internet subscribers and related revenue was offset in part by decreases in wholesale data and Internet services revenue.

Affiliate services

The increase in affiliate services revenue was primarily caused by increases in switched access, private line and billing and collection services provided to our long-distance affiliate. The increase in these services is offset by a reduction in service revenue from external customers and was associated with growth in the affiliate’s long-distance business as it re-entered this business in our local service area.

Operating Expenses

2005 COMPARED TO 2004

The following table compares operating expenses for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Operating expenses:
Cost of sales
Employee-related costs	$1,387	$1,483	$(96)	(6)%
Network expenses	212	194	18	9%
Other non-employee-related costs	533	459	74	16%
Affiliate costs	246	306	(60)	(20)%

Total cost of sales	2,378	2,442	(64)	(3)%
Selling, general and administrative
Employee-related costs	608	666	(58)	(9)%
Bad debt	74	32	42	131%
Restructuring, realignment and severance related costs	11	65	(54)	(83)%
Property and other taxes	328	312	16	5%
Other non-employee-related costs	727	679	48	7%
Affiliate costs	1,107	1,073	34	3%

Total selling, general and administrative	2,855	2,827	28	1%
Depreciation	2,330	2,327	3	0%
Capitalized software and other intangible assets amortization	329	366	(37)	(10)%
Asset impairment charges	—	54	(54)	nm

Total operating expenses	$7,892	$8,016	$(124)	(2)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of sales

Cost of sales includes employee-related costs, such as salaries, wages and benefits directly attributable to products or services, network expenses and other non-employee related costs such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold, incurred by us or on our behalf by our affiliates.

Employee-related costs decreased primarily due to a 5% employee reduction from our prior year restructuring plans as well as a continued focus on containing our employee-related costs and productivity improvements.

Network expenses increased primarily due to a one-time billing adjustment and pole rental settlement costs. The increase in network expenses was partially offset by lower costs due to the sale of a large portion of our payphone operations.

Other non-employee-related costs increased primarily as a result of increased call termination fees related primarily to a favorable settlement in 2004 and an increase in the average USF rate.

Affiliate costs decreased primarily due to employee reductions at our affiliates, reduced contract labor and purchases by our affiliates, and a shift in our affiliate’s focus of systems development projects to other affiliates.

This decrease was partially offset by an increase in network administration costs from an affiliate, which were previously performed by us, and an increase in wholesale Internet access costs resulting from the transfer of our ISP product from an affiliate to us.

Selling, general and administrative

Selling, general and administrative, or SG&A, expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate costs, advertising, professional service fees and computer systems support incurred by us or on our behalf by our affiliates.

Employee-related and restructuring, realignment and severance costs decreased primarily from our 2004 restructuring efforts, normal attrition and productivity improvements. The decrease was partially offset by an increase in commissions associated with higher sales attainment.

Bad debt increased due to a $43 million credit primarily due to a favorable settlement recorded in 2004.

Other non-employee-related costs increased primarily as a result of expanded marketing and advertising costs partially offset by a decrease in legal accruals.

Affiliate costs increased primarily as a result of changes in cost allocations and price increases offset in part by employee-related and other SG&A cost reductions by our affiliates.

Pension and post-retirement benefits. Our employees participate in QCII’s pension, non-qualified pension and other post-retirement healthcare and life insurance benefit plans. Our results include an allocation of pension expense (credits) and post-retirement healthcare and life insurance benefit expenses from QCII, which we refer to on a combined basis as a net post-retirement expense or credit. We recorded net post-retirement expenses of $179 and $159 million in 2005 and 2004, respectively. Our 2005 and 2004 annual costs were reduced by approximately $31 million and $27 million, respectively, due to Medicare legislation that partially subsidizes the costs to employers of providing prescription drug coverage for their retirees. The net post-retirement expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net post-retirement expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

2004 COMPARED TO 2003

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Operating expenses:
Cost of sales
Employee-related costs	$1,483	$1,527	$(44)	(3)%
Network expenses	194	209	(15)	(7)%
Other non-employee-related costs	459	494	(35)	(7)%
Affiliate costs	306	420	(114)	(27)%

Total cost of sales	2,442	2,650	(208)	(8)%
Selling, general and administrative
Employee-related costs	666	709	(43)	(6)%
Bad debt	32	125	(93)	(74)%
Restructuring, realignment and severance related costs	65	57	8	14%
Property and other taxes	312	403	(91)	(23)%
Other non-employee-related costs	679	633	46	7%
Affiliate costs	1,073	1,171	(98)	(8)%

Total selling, general and administrative	2,827	3,098	(271)	(9)%
Depreciation	2,327	2,412	(85)	(4)%
Capitalized software and other intangible assets amortization	366	339	27	8%
Asset impairment charges	54	—	54	nm

Total operating expenses	$8,016	$8,499	$(483)	(6)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of sales

Cost of sales includes employee-related costs, such as salaries, wages and benefits directly attributable to products or services, network expense and other non-employee related costs such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold incurred by us or on our behalf by our affiliates.

Cost of sales decreased primarily due to decreases in affiliate costs attributable to costs savings resulting from the restructuring efforts of our affiliate companies, a reduction in allocated information technology costs, a decrease in employee-related costs due to our restructuring efforts and a decrease in other non-employee-related costs. The decrease in other non-employee related costs was primarily attributable to a favorable settlement of $39 million on a reciprocal compensation agreement as well as lower access charges.

Selling, general and administrative

SG&A expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate costs, advertising, professional service fees and computer systems support incurred by us or on our behalf by our affiliates.

The decrease in SG&A was primarily due to lower affiliate costs, resulting from a favorable impact of restructuring activities, and a reduction in information technology costs due to a concentration of systems work on products and services of other affiliates. Further decreases were attributed to lower bad debt expense due to improvements in credit and collection practices, as well as a one-time favorable settlement of approximately $45 million from a customer emerging from bankruptcy, and lower property tax expense as a result of reduced property values and reduced capital expenditures. These decreases were partially offset by an increase in non-employee costs driven by higher marketing and advertising and external commissions. The increase in non-employee costs is partially offset in affiliate charges, as external commissions of approximately $20 million were incurred by our affiliates and allocated to us prior to 2004.

Pension and post-retirement benefits. Our employees participate in QCII’s pension, non-qualified pension and other post-retirement benefit plans. Our results include an allocation of pension expenses (credits) and post-retirement benefit expenses from QCII, which we refer to on a combined basis as a net post-retirement expense or credit. We recorded net post-retirement expenses of $159 and $189 million in 2004 and 2003, respectively. Our 2004 annual costs were reduced by approximately $27 million due to recently passed Medicare legislation that partially subsidizes the costs to employers of providing prescription drug coverage for their retirees. The net post-retirement expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net post-retirement expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Other Operating Expenses

The following table provides further detail regarding our other operating expenses:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Depreciation	$2,330	$2,327	$2,412	$3	$(85)	0%	(4)%
Capitalized software and other intangible assets amortization	329	366	339	(37)	27	(10)%	8%
Asset impairment charges	—	54	—	(54)	54	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Depreciation

Depreciation expense from 2004 to 2005 remained relatively stable. The decrease in depreciation expense from 2003 to 2004 was primarily the result of reduced capital expenditures.

Capitalized software and other intangible assets amortization

The decrease in amortization expense from 2004 to 2005 was attributable to a decrease in total capitalized software.

Asset impairment charges

In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This resulted in an asset impairment charge of $54 million. For more information on our asset impairment charges, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

Other Consolidated Results

The following table provides further detail regarding other expense—net:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Other expense—net:
Interest expense—net	$607	$584	$573	$23	$11	4%	2%
Other income—net	(18)	(17)	(19)	(1)	2	(6)%	11%
Loss on early retirement of debt—net	37	6	—	31	6	nm	nm

Total other expense—net	$626	$573	$554	$53	$19	9%	3%

Income tax expense	$(541)	$(698)	$(675)	$157	$(23)	22%	(3)%
Cumulative effect of changes in accounting principles—net of taxes	$(12)	$—	$219	$(12)	$(219)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other expense—net

The 2005 increase in other expense is primarily due to the payment of premiums associated with the extinguishment of certain of our higher coupon debt and an increase in interest expense.

Income tax expense

The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for 2005, 2004 and 2003 was 35.4%, 40.0% and 38.4%, respectively. The decrease from 2004 to 2005 was primarily due to lower state taxes in 2005, non-deductible penalties incurred in 2004 and 2004 income tax expense recognized for uncertain tax positions. The increase from 2003 to 2004 was primarily due to an increase in our state income tax liabilities and non-deductible expenses, partially offset by the non-taxable income associated with a subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act.

Cumulative effect of changes in accounting principles—net of tax

In 2005, we recognized a charge of $12 million (net of income taxes of $8 million) from the cumulative effect of adopting FIN 47.

In 2003, we recognized a gain of $219 million (net of taxes of $139 million) from the cumulative effect of adopting SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us, impacts on our credit ratings and access to capital markets.

QCII and its consolidated subsidiaries had total borrowings of $15.5 billion at December 31, 2005 and $17.3 billion at December 31, 2004.

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

Near-Term View

We had $160 million in cash and cash equivalents and $8 million of short-term investments available at December 31, 2005. For the year ended December 31, 2005, our primary source of funds was cash provided by operating activities. During 2005, we expect to use our available excess cash primarily to pay dividends to our parent and make additional investment in our network. For the year ended December 31, 2005, we declared dividends of $2.250 billion to our parent.

Our working capital deficit as of December 31, 2005 improved $292 million since December 31, 2004 as a result of several factors. For the twelve months ended December 31, 2005 we generated a significant amount of working capital from our operations as well as a working capital improvement due largely to early repayments and new issuance of long-term debt as further discussed in Note 6—Borrowings to our consolidated financial statements in Item 8 of this report. These increases in working capital have been partially offset by capital expenditures of $1.232 billion and dividends declared of $2.250 billion.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, such as the potential CLAS obligation, as further discussed in “Legal Proceedings” in Item 3 of this report, we or QCII could be required to make significant payments that we or QCII do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

To the extent that QCII’s EBITDA (as defined in QCII’s debt covenants) is reduced by cash judgments, settlements and/or tax payments, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected, which could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

We expect that our 2006 capital expenditures will be slightly higher than our 2005 levels.

During the year ended December 31, 2005, we completed several transactions to improve our near-term financial position, including registered exchange offers, cash tender offers and issuances of new debt. For a more detailed description of these activities, see Note 6—Borrowings to our consolidated financial statements in Item 8 of this report.

Long-Term View

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

Payment Obligations and Contingencies

Payment obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations(1)(3)
Long-term debt	$—	$660	$322	$—	$500	$6,307	$7,789
Interest on debt(2)	601	571	544	528	511	4,678	7,433
Capital lease obligations	2	2	2	1	1	7	15
Operating leases	97	89	78	63	50	240	617
Purchase commitment obligations	22	15	1	—	—	—	38

Total future contractual obligations	$722	$1,337	$947	$592	$1,062	$11,232	$15,892

(1)	The table does not include:

•	our open purchase orders as of December 31, 2005. These purchase orders are generally at fair value, generally cancelable without penalty and are part of normal operations;

•	accounts payable of $1 billion, dividends payable to QSC of $126 million, accrued expenses and other current liabilities of $685 million, deferred income taxes of $1.9 billion and other long-term liabilities of $279 million, all of which are recorded on our December 31, 2005 consolidated balance sheet; and

•	amounts related to the legal contingencies described in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

(2)	Interest expense in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2005.

(3)	We have various service related commitments with various vendors for data processing, technical and software support. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Employee Benefit Plans. QCII offers pension, non-qualified pension and post-retirement healthcare and life insurance benefits, some of which are required under contractual agreements. Pension and certain occupational benefits are paid through trusts and therefore are not included in this table as we are not able to reliably estimate our portion of future required contributions to the trusts. As of December 31, 2005, QCII’s qualified defined benefit pension plan was fully funded. As of December 31, 2005, we had a liability of $2.851 billion for our allocation of QCII’s non-qualified pension, post-retirement and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Off-Balance Sheet Arrangements

Other than operating leases, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Letters of Credit

At December 31, 2005, we had outstanding letters of credit of approximately $4 million.

Historical View

The following table summarizes the (decrease) increase in our cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,416	$3,319	$4,824	$97	$(1,505)	3%	(31)%
Used for investing activities	(1,013)	(1,383)	(1,933)	370	550	27%	28%
Used for financing activities	(2,585)	(2,249)	(2,458)	(336)	209	(15)%	9%

(Decrease) increase in cash and cash equivalents	$(182)	$(313)	$433	$131	$(746)	42%	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Activities

For the years ended December 31, 2005, 2004, and 2003 our primary source of cash was cash provided by operating activities.

Investing Activities

Cash used in investing activities decreased $370 million in 2005 due to a $205 million decrease in capital expenditures and a $162 million increase in net proceeds from investments managed by our parent.

Financing Activities

Cash used for financing activities increased $336 million primarily due to an $85 million increase in dividends paid in 2005 to our parent and the collection of a $286 million note receivable from an affiliate in 2004. This was partially offset by a $81 million decrease in external debt, including debt issue costs and early retirement costs, net of proceeds.

At December 31, 2005, we were in compliance with all provisions or covenants of our borrowings. For additional information regarding the covenants of our existing debt instruments, see Note 6—Borrowings to our consolidated financial statements in Item 8 of this report.

We paid cash dividends of $2.536 billion, $2.451 billion and $2.880 billion in 2005, 2004 and 2003, respectively. We have historically declared and paid regular dividends to QSC based on our consolidated net income. In August 2003, we modified our dividend practice to exclude Qwest Wireless’ losses in the determination of regular dividends we declared and paid. In May 2004, we transferred ownership of Qwest Wireless to an affiliate. During 2004, we declared an additional dividend that included prior period earnings determined without the effect of Qwest Wireless’ losses. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to our parent.

Credit ratings

The table below summarizes our long-term debt ratings at December 31, 2005 and 2004:

December 31,
	2005	2004
Moody’s	Ba3	Ba3
S&P	BB	BB-
Fitch	BB+	BB

On October 20, 2005, S&P raised their ratings on QC to BB. On November 15, 2005, Fitch raised their rating on QC to BB+.

With respect to Moody’s, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The “1,2,3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A BB rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

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

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Note that our preparation of this annual report on Form 10-K requires us to make estimates, intercompany allocations and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments, allocations and assumptions made when accounting for items and matters such as intercompany revenue and charges, future usage under long-term contracts, customer retention patterns, collectibility of accounts receivable, expected economic duration of assets to be depreciated or amortized, asset valuations, internal labor capitalization rates, recoverability of assets, rates of return on assets held for employee benefits, timing and amounts of future employee benefit payments, uncertain tax positions, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Intercompany Revenue and Charges

We provide to our affiliates telephony and data services and other services. We charge our affiliates based on tariffed rates for telephony and data services and either fully distributed cost or market rates for other services. Our fully distributed costs methodology includes employee costs, facilities costs, overhead costs and a return on investment component.

We purchase services from our affiliates, such as marketing, sales and advertising, information technology, product and technical services as well as general support services. Our affiliates charge us for services rendered by their employees primarily by applying the fully distributed cost methodology discussed above. Our affiliates also contract services from third parties on our behalf. For these services, the third parties bill our affiliates who in turn charge us for our respective share of these third-party expenses.

The methodologies discussed above for determining affiliate revenue and charges are based on rules that the FCC adopted pursuant to the Communications Act, as amended by the Telecommunications Act. We believe the accounting estimates related to affiliate revenue and charges are “critical accounting estimates” because determining market rates and determining the allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost causation relationships or cost drivers are identified, (ii) are based on regulatory rules which are subject to change, and (iii) QCII occasionally changes which affiliates provide them services which can impact overall costs and related affiliate charges, all of which require significant judgment and assumptions.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Restructuring and Realignments

Periodically, QCII commits to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. Our portion of the charge to record such a decision depends upon various assumptions, including future severance payments, sublease income, length of time on market for abandoned rented facilities and contractual termination costs. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses on sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have been decreased depreciation of approximately $330 million or increased depreciation of approximately $450 million, respectively. The effect of a one year increase or decrease in the estimated useful lives of our intangible assets with finite lives would have been decreased amortization of approximately $70 million or increased amortization of approximately $110 million, respectively.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and required contributions to us. The allocation is based upon employee demographics of our employees compared to all the remaining participants. In computing the pension and post-retirement healthcare and life insurance benefit costs, QCII must make numerous assumptions about such things as discount rates, expected rate of return on plan assets, employee mortality and turnover, salary and wage increases, expected future cost increases, healthcare claims experience and the terms of QCII’s post-retirement plan benefits covered by collective bargaining agreements, including caps on reimbursable costs, as negotiated with our employees’ unions. These items generally have the most significant impact on the level of cost: the discount rate, the expected rate of return on plan assets, and the terms of QCII’s post-retirement plan benefits covered by collective bargaining agreements. Changes in any of the assumptions QCII made in computing the pension and post-retirement healthcare and life insurance benefit costs could have a material impact on various components that comprise these expenses that are then allocated to us as described above. For further discussion of the QCII pension, non-qualified pension post-retirement and other post-employment benefit plans and the critical accounting estimates, see the QCII 2005 Form 10-K.

Recoverability of Long-Lived Assets

We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of that standard, we must review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable, we will evaluate the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. Such evaluations require identification of the lowest level of identifiable, largely independent, cash flows for purposes of grouping assets and liabilities subject to review. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time. These estimates were critical factors in determining the net income impact of $219 million upon the adoption of SFAS No. 143 in 2003. See additional disclosures regarding FIN 47 below.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

In December 2005, we adopted FIN 47. FIN 47 is an interpretation of SFAS No. 143 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or under certain circumstances, renovated. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of or encapsulate asbestos in several of our buildings and to close fuel storage tanks and dispose of other potentially hazardous materials. We recorded a cumulative effect of a change in accounting principle charge upon adoption of FIN 47 of $12 million (liability of $23 million net of an asset of $3 million and net of income taxes of $8 million) in 2005. Had FIN 47 been adopted prior to 2003, our liabilities associated with asset retirement obligations would have increased by $23 million both at December 31, 2004 and 2003. Had we adopted FIN 47 prior to 2003, our operating results for the years ended December 31, 2005, 2004 and 2003 would not have changed materially. See Note 4—Property, Plant and Equipment in Item 8 of this report for additional disclosure about our asset retirement obligations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” or SFAS No. 153, which we adopted in July 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of certain assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on our financial position or results of operations for the year ended December 31, 2005. See Note 4—Property, Plant, and Equipment in Item 8 of this report for additional disclosure about our asset retirement obligations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. QCII sponsors post-retirement healthcare plans that provide prescription drug benefits, that it deems actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, we recognized a $197 million reduction of our allocated accumulated post-retirement benefit obligation using our December 31, 2003 measurement date. The effect of the subsidy was to reduce our allocated net periodic post-retirement benefit cost by $31 million and $27 million for the years ended December 31, 2005 and 2004, respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. QCII revised its actuarial estimate of the federal subsidy and using our December 31, 2005 measurement date, the total reduction in our allocated accumulated post-retirement benefit obligation is $442 million. This reduction was recorded as an unrecognized actuarial gain which will be amortized to expense. The issuance and clarification of the rules for implementing the Medicare Act during 2005 are expected to further reduce our benefit cost in 2006.

Recently Issued Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Currently, we do not anticipate any voluntary changes in accounting principles that, upon the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

In April 2005, the SEC delayed the effective date of SFAS No. 123R, “Share Based Payments,” or SFAS No. 123R. SFAS No. 123R was effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

As of December 31, 2005 and 2004, approximately $1.25 billion of floating rate debt was exposed to changes in interest rates. This exposure was linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have increased annual pre-tax interest expense by $12 million in 2005. As of December 31, 2005 and 2004, we had approximately $0 million and $400 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We also are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of December 31, 2005, we had $8 million of cash invested in money market instruments and short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Also, as discussed in note 2, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

KPMG LLP

Denver, Colorado

February 16, 2006

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS)

	Years Ended December 31,
	2005	2004	2003
Operating revenue	$8,993	$9,267	$10,027
Operating revenue—affiliates	1,055	1,064	784

Total operating revenue	10,048	10,331	10,811
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	2,132	2,136	2,230
Cost of sales—affiliates	246	306	420
Selling, general and administrative	1,748	1,754	1,927
Selling, general and administrative—affiliates	1,107	1,073	1,171
Depreciation	2,330	2,327	2,412
Capitalized software and other intangible assets amortization	329	366	339
Asset impairment charges	—	54	—

Total operating expenses	7,892	8,016	8,499

Other expense—net:
Interest expense—net	607	584	573
Other income—net	(18)	(17)	(19)
Loss on early retirement of debt—net	37	6	—

Total other expense—net	626	573	554

Income before income taxes, discontinued operations and cumulative effect of changes in accounting principles	1,530	1,742	1,758
Income tax expense	(541)	(698)	(675)

Income from continuing operations	989	1,044	1,083
Loss from discontinued operations, net of tax benefits of $0, $34 and $159, respectively	—	(53)	(252)

Income before cumulative effect of changes in accounting principles	989	991	831
Cumulative effect of changes in accounting principles, net of taxes of $8, $0 and $139, respectively	(12)	—	219

Net income	$977	$991	$1,050

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$160	$342
Short-term investments	8	206
Accounts receivable—net	1,019	1,066
Accounts receivable—affiliates	127	156
Deferred income taxes	98	112
Prepaid and other assets	218	262

Total current assets	1,630	2,144

Property, plant and equipment—net	14,037	15,269
Capitalized software and other intangible assets—net	594	798
Prepaid pension asset	1,013	1,021
Other assets	297	358

Total assets	$17,571	$19,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$1	$405
Accounts payable	454	367
Accounts payable—affiliates	609	675
Dividends payable—QSC	126	412
Accrued expenses and other current liabilities	685	803
Deferred revenue and advance billings	492	511

Total current liabilities	2,367	3,173

Long-term borrowings (net of unamortized debt discount of $129 and $139, respectively)	7,664	7,255
Post-retirement and other post-employment benefit obligations	2,851	2,841
Deferred income taxes	1,881	2,194
Other long-term liabilities	279	294
Deferred revenue	193	229

Total liabilities	15,235	15,986

Commitments and contingencies (Note 16)
Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,157	10,150
Accumulated deficit	(7,821)	(6,546)

Total stockholder’s equity	2,336	3,604

Total liabilities and stockholder’s equity	$17,571	$19,590

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

	Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$977	$991	$1,050
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations net of tax benefits	—	53	252
Depreciation and amortization	2,659	2,693	2,751
Gain on sale of assets	—	(5)	—
Provision for bad debts	74	32	125
Deferred income taxes	(302)	(425)	239
Asset impairment charges	—	54	—
Cumulative effect of changes in accounting principles—net of taxes	12	—	(219)
Income tax benefit distributed to QSC	—	(32)	(173)
Loss on early retirement of debt	37	6	—
Other non-cash charges—net	24	23	23
Changes in operating assets and liabilities:
Accounts receivable	(27)	221	60
Accounts receivable—affiliates	29	(30)	106
Prepaid and other current assets	38	73	5
Prepaid income taxes—QSC	—	—	255
Accounts payable and accrued expenses	(31)	(337)	73
Accounts payable—affiliates	(66)	142	273
Deferred revenue and advance billings	(55)	(184)	(159)
Other non-current assets and liabilities	47	44	163

Cash provided by operating activities	3,416	3,319	4,824

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	(1,232)	(1,437)	(1,635)
Proceeds from sale of property and equipment	—	11	—
Interest in net proceeds from (purchases of) investments managed by QSC	210	48	(266)
Other	9	(5)	(32)

Cash used for investing activities	(1,013)	(1,383)	(1,933)

FINANCING ACTIVITIES
Equity infusions from QSC	—	2,231	—
Payment of current borrowings—affiliate by Qwest Wireless	—	(2,185)	—
Repayments of long-term borrowings, including current maturities	(1,156)	(952)	(1,271)
Proceeds from long-term borrowings	1,150	836	1,729
Dividends paid to QSC	(2,536)	(2,451)	(2,880)
Collection of note receivable—affiliate	—	286	—
Debt issuance costs	(18)	(14)	(36)
Early debt retirement costs	(25)	—	—

Cash used for financing activities	(2,585)	(2,249)	(2,458)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(182)	(313)	433
Net cash used by discontinued operations	—	—	(5)
Beginning balance	342	655	227

Ending balance	$160	$342	$655

CASH FLOWS FROM DISCONTINUED OPERATIONS (revised)
Net cash used in discontinued operating activities		$(62)	$(207)
Cash used in investing activities—discontinued operations		(5)	(28)
Cash provided by financing activities—discontinued operations		67	230

Net decrease in cash—discontinued operations		$—	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(DOLLARS IN MILLIONS)

	Common Stock	Note Receivable— Affiliate	(Accumulated Deficit)	Total
Balance, December 31, 2002	$8,400	$(286)	$(3,617)	$4,497
Net income	—	—	1,050	1,050
Dividends declared on common stock	—	—	(2,306)	(2,306)
Stock-based compensation expense	1	—	—	1
Income tax benefit distributed to QSC	(173)	—	—	(173)
Other net asset transfers	8	—	—	8

Balance, December 31, 2003	8,236	(286)	(4,873)	3,077
Net income	—	—	991	991
Dividends declared on common stock	—	—	(2,664)	(2,664)
Income tax benefit distributed to QSC	(32)	—	—	(32)
Equity infusions	2,231	—	—	2,231
Wireless subsidiary net asset transfer	(296)	—	—	(296)
Other net asset transfers and collection of note receivable	11	286	—	297

Balance, December 31, 2004	10,150	—	(6,546)	3,604
Net income	—	—	977	977
Dividends declared on common stock	—	—	(2,250)	(2,250)
Other comprehensive income	—	—	(2)	(2)
Other net asset transfers	7	—	—	7

Balance, December 31, 2005	$10,157	$—	$(7,821)	$2,336

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

We are wholly owned by Qwest Services Corporation (“QSC”), which is wholly owned by QCII. We provide local telecommunications and related services, IntraLATA long-distance services and data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. Our telecommunications products and services are provided through our telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

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

We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost, as more fully described in Note 15—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known. We purchase services, such as marketing and advertising, information technology, product and technical services as well as general support services from affiliates. We provide to our affiliates telephony and data services as well as other services.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Because of the significance of the services we purchase from our affiliates and our other affiliate transactions, the results of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

Use of estimates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates.

Reclassifications. We utilize the cash management services of QSC. QSC concentrates our cash with that of all of its other subsidiaries and manages and invests the cash on our behalf. We previously reported as cash and cash equivalents on our balance sheets the amount of cash held by QSC on our behalf. QSC’s cash management portfolio includes cash, money market funds, qualified purchaser funds, repurchase agreements, commercial paper, investments in auction rate securities and U.S. government agency and corporate notes. In March 2005, QCII reclassified its investment in auction rate securities from cash and cash equivalents into short-term investments in its consolidated balance sheets. Following QCII’s reclassification of these investments, we decided that our proportionate share of the QSC portfolio of invested cash and our agency relationship with QSC is more appropriately reflected by reclassifying out of cash and cash equivalents into short-term and long-term investments our proportionate share of the investment in auction rate securities and U.S. government agency and corporate notes. Accordingly, we have reclassified $218 million of cash and cash equivalents as of December 31, 2004 into $206 million of short-term investments and $12 million of other non-current assets in our consolidated balance sheets. We have reclassified our interest in the investments managed by our parent in our consolidated statements of cash flows, decreasing cash used for investing activities by $48 million from $1,431 million to $1,383 million for the year ended December 31, 2004 and increasing cash used for investing activities by $266 million from $1,667 million to $1,933 million for the year ended December 31, 2003. This reclassification has no impact on previously reported total assets or results of operations or on our debt covenants and it does not affect previously reported cash flows from operating or financing activities.

Certain other prior year balances have been reclassified to conform to the current year presentation including reclassifications of $144 million and $131 million from selling, general and administrative expense to selling, general and administrative-affiliates for the years ended December 31, 2005 and 2004, respectively.

In 2005, the company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Revenue recognition. Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

the expected customer relationship period, which ranges from one to five years. The amount of customer acquisition costs which are deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship period is estimated using historical data. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

Advertising costs. Costs related to advertising are expensed as incurred. Advertising expense was $240 million, $158 million and $97 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

Income taxes. We are included in the consolidated federal income tax return of QCII. The QCII tax allocation policy treats our consolidated results as if we were a separate taxpayer. The policy requires that each subsidiary pay its tax liabilities in cash based upon each subsidiary’s separate return taxable income. To the extent a subsidiary has taxable losses, no funding is received and therefore such benefit is retained by QCII. We are also included in combined state tax returns filed by QCII, and the same payment and allocation policy applies.

The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods, and adjustments to our liabilities for uncertain tax positions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

We use the deferral method of accounting for investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statement of operations.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Property, plant and equipment. Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual or when a sale involves land or assets associated with the sale of customer contracts. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We have asset retirement obligations associated with the removal of a limited group of property, plant and equipment assets from leased properties, and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

Our policy for asset retirement obligations was changed at December 31, 2005 to include accruals for the estimated disposal costs of certain hazardous materials present in our owned properties, pursuant to our adoption of FIN 47. See further discussion below in the section entitled Recently Adopted Accounting Pronouncements. Our policy for asset retirement obligations was also changed in 2003 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Prior to 2003, we included estimated net removal costs (removal costs less salvage) in our group depreciation rates, including those asset retirement obligations that were not legally binding. These costs had been reflected in the calculation of depreciation expense and, therefore, were recognized in accumulated depreciation. The change in policy in 2003 required us to record a cumulative effect of a change in accounting principle benefit of $365 million before taxes. The total net income impact of the 2003 change in policy was $219 million ($365 million less an asset retirement obligation of $7 million, net of income taxes of $139 million).

Impairment of long-lived assets. We review long-lived assets, other than intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Capitalized software and other intangible assets. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.

Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

Derivative instruments. All derivatives are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in other income—net in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

Restructuring charges. Periodically, QCII commits to exit certain business activities, eliminate administrative and network locations, and/or significantly reduce our number of employees. At the time a restructuring plan is approved by QCII, we record a charge to the consolidated statement of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), charges associated with abandoned operating leases recorded under restructuring plans in 2003 and subsequently were measured using the present value of the estimated net amounts we will pay while charges recorded prior to 2003 were measured on an undiscounted basis.

Fair value of financial instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and borrowings and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivable, auction rate securities, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our borrowings had a fair value of approximately $8.2 billion at December 31, 2005 and 2004. The fair values of our borrowings are based on quoted market prices where available, if not available, based on discounted future cash flows using current market interest rates. We did not have any interest rate swap agreements in effect at December 31, 2005. Our interest rate swap agreements had a fair value of $0.2 million at December 31, 2004.

Stock based compensation. Some of our employees participate in QCII’s stock-based compensation plans. These plans are accounted for using the intrinsic-value recognition and measurement principles of Accounting

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” QCII allocates to us our share of the deferred compensation expense described herein based on options granted to our employees.

Had compensation cost for our employees’ participation in the QCII stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Net income:
As reported	$977	$991	$1,050
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(57)	(22)	(20)

Pro forma	$920	$969	$1,030

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of all QCII options granted to our employees in 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.8%	2.8%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option life (years)	4.4	4.3	4.4
Expected stock price volatility	88%	88%	88%
Weighted-average grant date fair value	$2.74	$3.10	$2.37

On August 18, 2005, the Compensation and Human Resources Committee of QCII’s Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of QCII’s common stock on such date. The impact of the acceleration on net income as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $33 million in 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123R, “Share Based Payments” (“SFAS No. 123R”). SFAS No. 123R sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Stockholder’s equity. In the normal course of business we transfer assets to and from our parent, QSC. It is QCII’s and our policy to record asset transfers to and from QSC based on carrying values.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

In December 2005, we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled or demolished. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of or encapsulate asbestos in several of our buildings and to dispose of fuel storage tanks and other similar potentially hazardous items. We recorded a cumulative effect of a change in accounting principle charge upon adoption of FIN 47 of $12 million (liability of $23 million less an asset of $3 million, net of income taxes of $8 million) in 2005. Had FIN 47 been adopted prior to 2003, our liabilities associated with asset retirement obligations would have increased by $23 million both at December 31, 2004 and 2003. Had we adopted FIN 47 prior to 2003, operating results for the years ending December 31, 2005, 2004 and 2003 would not have changed materially.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets” (“SFAS No. 153”), which we adopted on July 1, 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of certain assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material effect on our financial position or results of operations for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Currently, we do not anticipate any voluntary changes in accounting principles that, upon the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. SFAS No. 123R became effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 3: Accounts Receivable

The following table presents details of our accounts receivable balances:

	December 31,
	2005	2004
	(Dollars in millions)
Trade receivables	$646	$680
Earned and unbilled receivables	203	210
Purchased receivables	236	248

Subtotal	1,085	1,138
Less: Allowance for bad debts	(66)	(72)

Accounts receivable non-affiliates—net	1,019	1,066
Accounts receivable—affiliates	127	156

Accounts receivable—net	$1,146	$1,222

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

Note 4: Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	Depreciable Lives	December 31,
		2005	2004
		(Dollars in millions)
Land	N/A	$100	$101
Buildings	15-40 years	2,909	2,987
Communications equipment	8-10 years	18,653	18,551
Other network equipment	8-50 years	19,499	18,989
General purpose computers and other	5-11 years	2,011	2,186
Construction in progress	N/A	138	99

Total property, plant and equipment		43,310	42,913
Less: accumulated depreciation		(29,273)	(27,644)

Property, plant and equipment—net		$14,037	$15,269

Asset Retirement Obligations

As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003, and we adopted FIN 47 on December 31, 2005. At December 31, 2005, our asset retirement obligations primarily related to the costs of removing circuit equipment from leased properties when leases

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

expire, and the costs of properly disposing of asbestos and other hazardous materials when we remodel or demolish buildings we own. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following is a reconciliation of our asset retirement obligations for the periods indicated:

	2005	2004	2003
	(Dollars in millions)
Asset retirement obligations, January 1	$4	$4	$3
Accretion expense	—	—	1
Liabilities incurred, including adoption of FIN 47	23	—	—

Asset retirement obligations, December 31	$27	$4	$4

Note 5: Intangible Assets

As of December 31, 2005 and 2004, we had capitalized software with finite lives of between 1.5 and 5 years with carrying costs of $1,455 million and $1,819 million, respectively, and accumulated amortization of $861 million and $1,021 million, respectively.

We recorded amortization expense of $329 million in 2005 for intangible assets with finite lives. Based on the current balance of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2006	$263
2007	162
2008	99
2009	52
2010	18

Total	$594

Note 6: Borrowings

Current Borrowings

As of December 31, 2005 and 2004, our current borrowings consisted of:

	December 31,
	2005	2004
	(Dollars in millions)
Current portion of long-term borrowings	$—	$400
Current portion of capital lease obligations and other	1	5

Total current borrowings	$1	$405

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Long-term Borrowings

As of December 31, 2005 and 2004, our long-term borrowings consisted of the following:

	December 31,
	2005	2004
	(Dollars in millions)
Notes with various rates ranging from 5.50% to 9.02%, including LIBOR* plus 4.75%, with maturities from 2007 to 2043	$7,789	$7,788
Unamortized discount and premium	(129)	(139)
Capital lease obligations and other	5	11
Less: current portion	(1)	(405)

Total long-term borrowings	$7,664	$7,255

*	London interbank offering rate

Our long-term borrowings had the following interest rates and maturities at December 31, 2005:

	Maturities						Total
Interest Rates	2006	2007	2008	2009	2010	Thereafter
	(Dollars in millions)
Above 5% to 6%	$—	$70	$320	$—	$—	$—	$390
Above 6% to 7%	—	90	—	—	500	1,000	1,590
Above 7% to 8%	—	—	2	—	—	3,557	3,559
Above 8% to 9%	—	—	—	—	—	1,750	1,750
Above 9%	—	500	—	—	—	—	500

Total	$—	$660	$322	$—	$500	$6,307	7,789

Capital lease obligations and other							5
Unamortized discount and premium							(129)
Less: current portion							(1)

Total long-term borrowings							$7,664

Covenants

The indentures governing the notes in the above table contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2005.

New Issues

On June 17, 2005, QC issued a total of $1.15 billion aggregate principal amount of new debt consisting of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.74% as of December 31, 2005) and $400 million of 7.625% Notes due 2015.

On November 23, 2004, QC issued $250 million aggregate principal amount of its 7.875% Notes due 2011.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

On August 19, 2004, QC issued an aggregate of $575 million of 7.875% Notes due 2011.

The aggregate net proceeds from the above offerings have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets.

Tender offers and related payments at maturity

On June 7, 2005, QC commenced the following cash tender offers:

•	QC offered to purchase up to $250 million aggregate principal amount of its 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”). We received and accepted tenders of approximately $211 million face amount of these notes for $212 million. On September 15, 2005, QC paid the remaining $39 million of these notes that matured on that date.

•	QC offered to purchase up to $150 million aggregate principal amount of its 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”). We received and accepted tenders of approximately $129 million face amount for $130 million. On November 15, 2005, QC paid the remaining $21 million of these notes that matured on that date.

On August 11, 2004, QC commenced a cash tender offer for up to $750 million aggregate principal amount of its 7.20% Notes due November 1, 2004. QC received and accepted tenders of approximately $569 million face amount for $574 million in cash. On November 1, 2004, QC paid the remaining $181 million of these notes that matured on that date.

Prepayment

On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $773 million.

Redemption

On May 1, 2004, QC redeemed the entire $100 million outstanding principal on its 5.65% Notes due November 1, 2004 and the entire $41 million outstanding principal amount on its 39-year 5.5% debentures due June 1, 2005 at face value.

Registered exchange offers

On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that it entered into in connection with the issuance of these notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

Interest Rate Swap Activity

In 2004 we entered into interest rate swap agreements with notional amounts totaling $575 million. We previously disclosed that these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the first quarter of 2005 that these agreements did not meet all the requirements to be treated as fair-value hedges.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

As a result of this change, the changes in the fair value of the swap agreements were included in other income— net in our consolidated statement of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

In the second quarter of 2005, we terminated all of these interest rate swap agreements and paid $3 million to terminate the agreements. The changes in fair value prior to termination resulted in a $3 million non-operating loss for the year ended December 31, 2005, which is included in other income—net in our consolidated statements of operations.

Other debt related matters

As of December 31, 2005, QCII, QSC and QC were in compliance with all of the provisions and covenants of their borrowings.

Interest

The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Gross interest expense	$614	$593	$586
Capitalized interest	(7)	(9)	(13)

Net interest expense	$607	$584	$573

Cash interest paid	$585	$567	$579

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The following table presents the summarized results of operations related to our discontinued operations for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
	(Dollars in millions)
Wireless operating revenue	$168	$594
Qwest revenue from affiliate wireless operations	(43)	(144)

Net revenue	125	450
Costs and expenses:
Costs of sales	(64)	(222)
Selling, general and administrative	(88)	(211)
Depreciation and amortization	(7)	(55)
Asset impairment charges and other	—	(230)

Loss from operations	(34)	(268)
Other expense	(53)	(143)

Loss before income taxes	(87)	(411)
Income tax benefit	34	159

Loss from discontinued operations	$(53)	$(252)

Note 8: Realignment and Restructuring Charges

During 2005 we, as part of QCII’s activities, incurred charges of $11 million related to severance and exiting operating leases in the normal course of right sizing our operations. These charges which are included in our consolidated statement of operations in selling, general and administrative expenses and the related liabilities were not considered to be a significant restructuring of our operations and therefore are not included in the table or amounts discussed below. We, as part of QCII’s 2004 and prior restructuring plans, identified specific employee reductions in various functional areas to balance our workload with business demands and consolidate excess facilities. The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. Charges and reversals discussed below are included in our consolidated statement of operations in selling, general and administrative expenses. As of December 31, 2005 and 2004, the amounts included as current liabilities were $11 million and $49 million, and the non-current portions were $8 million and $12 million, respectively.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The following table summarizes the activity related to the remaining liability for restructuring costs discussed below, comprised primarily of estimated severance payments and future net payments on abandoned operating leases, as of December 31, 2005. These future net payments for lease obligations are also included in our commitments table in Note 16—Commitments and Contingencies.

	Our Portion of QCII’s
	2004 Restructuring Plan	2003 Restructuring Plan	2002 and Prior Restructuring Plans	Total
	(Dollars in millions)
December 31, 2002 Balance	$—	$—	$82	$82
Provisions	—	71	—	71
Utilization	—	(20)	(47)	(67)
Reversals	—	—	(14)	(14)

December 31, 2003 Balance	—	51	21	72
Provisions	71	—	4	75
Utilization	(32)	(35)	(5)	(72)
Reversals	(2)	(9)	(3)	(14)

December 31, 2004 Balance	37	7	17	61
Provisions	—	—	1	1
Utilization	(20)	(1)	(3)	(24)
Reversals	(10)	(5)	(4)	(19)

December 31, 2005 Balance	$7	$1	$11	$19

2004 Restructuring Plan

During the year ended December 31, 2004, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. QCII identified approximately 2,090 of our employees from various functional areas to be terminated as part of the 2004 restructuring plan. As a result, we established a reserve and recorded a charge to our 2004 consolidated statement of operations for $71 million and utilized $32 million for costs of severance benefits pursuant to established severance policies.

During the year ended December 31, 2005, we utilized $20 million of the 2004 restructuring reserves for employee severance payments. As of December 31, 2005, approximately 2,030 of the 2,090 planned employee reductions had been completed. As the employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $10 million of severance benefits during the year ended December 31, 2005. We anticipate using the balance of the 2004 reserve balances primarily for remaining severance payments provided by the plans.

2003 Restructuring Plan

During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, QCII reviewed our employee levels in certain areas of our business. QCII identified approximately 1,600 of our employees from various functional areas to be terminated as part of this restructuring. As a result of this restructuring, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $71 million to cover the associated costs. The restructuring reserve included charges of $65 million related to severance benefits pursuant to established severance policies and $6 million for real estate exit obligations, which primarily include estimated future net payments on abandoned operating leases. The real estate exit costs include the net present value of rental payments due over the remaining term of the leases, net of estimated sublease rentals and estimated costs to terminate the leases. Through December 31, 2003, we had utilized $20 million of the 2003 restructuring reserves for severance payments.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

During the year ended December 31, 2004, we utilized $34 million of the 2003 restructuring plan reserves for employee severance payments and $1 million for real estate exit-related payments. As the 2003 employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $9 million of severance related reserves during the year ended December 31, 2004.

During the year ended December 31, 2005, we reversed $5 million of the 2003 restructuring plan severance related reserves as the employee severance benefit payments were complete. We also utilized $1 million for payments under the remaining operating leases.

2002 and Prior Restructuring Plans

QCII had identified 7,200 employees to be terminated as part of the 2002 and prior restructuring plans and as of December 31, 2003 these employee reductions were complete. As the 2002 and prior restructuring plans were complete, and actual costs were less than originally estimated, we reversed $14 million of the restructuring reserve during the year ended December 31, 2003. During the year ended December 31, 2003, we utilized $33 million of the reserves for employee severance payments, and utilized $14 million for real estate exit-related payments. The remaining restructure reserve as of December 31, 2003 for the 2002 and prior restructuring plans included $4 million for severance payments and $17 million for real estate exit costs.

During the year ended December 31, 2004, for the 2002 and prior restructuring plans we increased our reserves for real estate exit costs by $4 million, primarily due to downward revisions in expected sub-lease rentals, utilized $5 million for real estate exit-related lease obligations, and reversed $3 million of severance related reserves as the employee severance benefit payments were essentially complete.

During the year ended December 31, 2005, for the 2002 and prior restructuring plans we utilized $3 million of the reserves for real-estate exit-related payments. We re-evaluated our estimated real estate costs resulting in a net reduction in our 2002 and prior reserves of $3 million. We anticipate using the balance of the 2002 and prior reserve balances primarily for remaining net lease payments provided by the plans over the remaining terms of the leases which are up to six years.

Segment Information

We do not have separate segments although we contribute to QCII’s segments. Our restructuring (reversals) charges of ($14) million, $57 million, and $52 million are included in QCII’s wireline services segment and ($4) million, $4 million, and $5 million are included in QCII’s other services segment for the years ended December 31, 2005, 2004 and 2003, respectively.

Cumulative Plan Utilization

The following table outlines our cumulative utilization of the 2004, 2003 and 2002 and prior restructuring and merger-related plans through December 31, 2005:

	December 31, 2005— Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2004 restructuring plan	$52	$—	$52
2003 restructuring plan	54	2	56
2002 restructuring and prior plans	432	695	1,127

Total cumulative utilization	$538	$697	$1,235

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 9: Other Financial Information

Prepaid and other assets

Prepaid and other assets contain $170 million and $191 million of deferred installation and activation charges as of December 31, 2005 and 2004, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2005	2004
	(Dollars in millions)
Accrued property and other taxes	$269	$250
Employee compensation	168	215
Current portion of state regulatory and other legal reserves	61	131
Accrued interest	124	120
Restructuring and realignment reserves	32	50
Other	31	37

Total accrued expenses and other current liabilities	$685	$803

Other Long-Term Liabilities

Other long-term liabilities primarily include unamortized investment tax credits, customer deposits, and deferred rents.

Note 10: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to us and determines our required contribution. The allocation is based upon demographics of our employees compared to all the remaining participants. In determining our allocated amounts, QCII makes numerous assumptions. Changes in any of QCII’s assumptions could have a material impact on the expense allocated to us.

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-retirement and other post-employment benefit plans. No pension funding was required during 2005 or 2004 and as of December 31, 2005 and 2004, the fair value of the assets in the qualified pension trust exceeded the accumulated benefit obligation of the qualified pension plan. During 2005 and 2004, we made contributions of $6 million and $14 million, respectively to the post-retirement healthcare plan. We expect 2006 contributions to be approximately $3 million.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Our allocated pension expense (credits) for 2005, 2004, and 2003 were $19 million, ($70) million, and ($108) million, respectively. Our allocated post-retirement benefit costs for 2005, 2004, and 2003 were $160 million, $229 million, and $297 million, respectively. These allocated amounts represent our share of the pension expense (credits) and post-retirement benefit costs based on the actuarially determined amounts.

The accumulated post-retirement benefit obligation (“ABO”) for QCII’s occupational (union) healthcare and life insurance post-retirement plan benefits is estimated based on the terms of the written plan as negotiated with our employees’ unions as well as numerous assumptions, estimates and judgments, including but not limited to, healthcare cost trend rates and mortality trend rates. In the third quarter of 2005, we negotiated new three-year collective bargaining agreements covering approximately 23,000 unionized employees. These new agreements reflect changes for the occupational post-1990 retirees, including: (i) retirees will begin contributing to the cost of healthcare benefits in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, the previous effective date of the caps: (ii) retirees will receive a reduced life insurance benefit starting January 1, 2006; and (iii) retirees will pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the ABO for QCII’s occupational (union) employee benefits under the plan. If the caps were not considered to be substantive in QCII’s determination of the ABO, QCII’s ABO would increase approximately $2.3 billion which would increase our future allocated costs significantly.

For 2005, 2004, and 2003, the net pension and post-retirement benefit expense allocated to cost of sales was $123 million, $104 million and $127 million respectively. For 2005, 2004, and 2003, the net pension and post-retirement benefit expense allocated to selling, general and administrative (“SG&A”) was $56 million, $55 million and $62 million, respectively.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. QCII sponsors a post-retirement healthcare plan that provides prescription drug benefits that it deems actuarially equivalent to Medicare Part D. Accordingly, we adopted the provisions of FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As a result of adoption, we reduced our allocated accumulated post-retirement benefit obligation by $197 million, and reduced our allocated net periodic post-retirement benefit cost by $31 million and $27 million in 2005 and 2004, respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. QCII revised its actuarial estimate of the federal subsidy and using our December 31, 2005 measurement date, the total reduction in our allocated accumulated post-retirement benefit obligation is $442 million. This reduction was recorded as an unrecognized actuarial gain which will be amortized to expense. The issuance and clarification of the rules for implementing the Medicare Act during 2005 are expected to further reduce our benefit cost in 2006.

Other Benefit Plans

401(k) plan

QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, QCII, on our behalf, matches a percentage of our employees’ contributions in cash. We made cash contributions in connection with our employees’ participation in QCII’s 401(k) plan of $43 million and $28 million for 2005 and 2004, respectively. In addition, QCII, on our behalf, made contributions of QCII common stock valued at $17 million in 2004.

Deferred Compensation Plans

QCII sponsors several non-qualified unfunded deferred compensation plans for various groups that include certain of our current and former management and highly compensated employees. Certain of these plans are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices, including QCII’s common stock.

Our portion of QCII’s deferred compensation obligations for these plans is included on our consolidated balance sheet in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. Our deferred compensation liability in the QCII plan as of December 31, 2005 and 2004 was $3 million and $4 million, respectively. Our portion of QCII’s deferred compensation plans’ assets was $1 million at December 31, 2005 and 2004, and is included in other long-term assets on our consolidated balance sheets.

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

Employee Stock Purchase Plan

Our employees may participate in QCII’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase QCII’s common stock at a price of 85% of the fair market value of the stock on the last trading day of the month in which the stock is purchased. In accordance with APB No. 25, we do not recognize compensation expense for the difference between the employees’ purchase price and the fair market value of the stock.

Note 12: Stockholder’s Equity

Common Stock (no par value)

We have one share of issued and outstanding common stock owned by QSC.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Equity Infusion from QSC, Transfer of Assets and Other Transfers with QSC

In April 2004, we received a capital contribution of $2.185 billion from QSC related to our transfer of ownership of Qwest Wireless to an affiliate, as further described in Note 7—Transfer of Qwest Wireless Operations. In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values. During 2003, QSC transferred to us $8 million of net assets and $1 million for stock compensation. During 2004, QSC transferred to us $11 million in net asset transfers. During 2004 and 2003, we transferred to QSC, $32 million and $173 million in tax benefits, respectively. During 2004, we transferred to an affiliate $296 million for the net assets of Qwest Wireless. Also, in 2004 we received $332 million in cash from QSC comprised of $286 million for payment of a note receivable and $46 million as an additional equity infusion.

Dividends

Prior to August 2003, we declared and paid regular dividends to QSC based on our consolidated net income. In August 2003, we modified our dividend practice to exclude the impact of Qwest Wireless’s net income (loss) on our consolidated earnings for purposes of determining the amount of regular dividends we declare and pay. During the first quarter of 2004, we declared a dividend of $1.360 billion relating to net income from prior periods that was not declared or paid as dividends in those periods. In July 2004, we modified our dividend practice to balance our financial needs, cash position and credit profile with those of our parent. As a result, going forward, we may declare and pay dividends in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to our parent.

We declared cash dividends to QSC of $2.250 billion, $2.664 billion and $2.306 billion during 2005, 2004 and 2003, respectively. We paid cash dividends of $2.536 billion, $2.451 billion and $2.880 billion in 2005, 2004 and 2003, respectively. At December 31, 2005, we had $126 million in dividends payable.

Contested Liability Trust

We established a contested liability trust, or grantor trust, related to the payment of certain contingent obligations. During 2000, the trust was funded with a contribution of a note receivable of $286 million. We recorded the $286 million as an increase to common stock, and the related $286 million note receivable into common stock as well. During 2004 we received $286 million cash from affiliates in settlement of the note receivable.

Note 13: Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Current tax provision:
Federal	$711	$1,007	$401
State and local	131	140	52

	842	1,147	453

Deferred tax (benefit) expense:
Federal	(210)	(414)	184
State and local	(91)	(35)	38

	(301)	(449)	222

Income tax expense	$541	$698	$675

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	1.7	3.9	3.3
Other	(1.3)	1.1	0.1

Effective income tax rate	35.4%	40.0%	38.4%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(Dollars in millions)
Property, plant and equipment	$(2,576)	$(2,990)
Other	(115)	(128)

Total deferred tax liabilities	(2,691)	(3,118)

Post-retirement benefits—net of pension	712	865
Other	196	171

Total deferred tax assets	908	1,036

Net deferred tax liabilities	$(1,783)	$(2,082)

We paid $940 million, $1,044 million, and $135 million to QCII, through QSC, for income taxes in 2005, 2004, and 2003, respectively.

We had unamortized investment tax credits of $90 and $97 million as of December 31, 2005 and 2004, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These credits are amortized over the life of the related asset. Amortization of investment tax credits of $7 million, $17 million, and $11 million are included in the provision for income taxes for the years ended December 31, 2005, 2004, 2003, respectively.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

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

Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 7—Transfer of Qwest Wireless Operations. Following the transfer of the

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

wireless operations, essentially all of our operations contribute to QCII’s wireline services segment. As such, we no longer report our contribution to QCII’s segments, as this information does not differ materially from our consolidated statements of operations, excluding affiliate transactions. However, we continue to provide the following enterprise-wide information on revenue from external customers for each group of similar products and services.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Voice services	$6,753	$7,117	$7,881
Data and Internet services	2,225	2,138	2,126
Other services	15	12	20

Operating revenue from external customers	$8,993	$9,267	$10,027

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

Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN and ATM) and Internet services (such as high-speed Internet, Internet dial access and related equipment).

Other services. Other services revenue is predominantly derived from subleases of some of our real estate, such as space in our office buildings, warehouses and other properties.

Affiliate revenue is derived from telecommunications and other services provided to our affiliated entities. We generally provide the same telecommunications products and services to our affiliated entities as we do in the marketplace. These services include both retail and wholesale products and services. In addition, we provide billing and collection services, joint marketing, lease of space, and other non-telecommunications services to affiliates.

Although revenue from affiliates provided more than ten percent of our total operating revenue, we do not have any single major unrelated customer that provides more than ten percent of our operating revenue.

Note 15: Related Party Transactions

We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates telephony and data services and other services.

Our affiliates provide services and also contract services from third parties on our behalf. In the latter case, the third parties bill our affiliates who in turn charge us for our respective share of these third-party expenses. Our affiliates charge us for services based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, including factors for

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

taxes, employee benefits, facilities and overhead costs. These services are charged to us based on direct assignment whenever possible. If costs cannot be directly assigned, they are allocated among all affiliates including QC based upon cost causative measures, or if no cost causative measure is available, based on a general allocator. Occasionally Qwest will adjust the basis for allocating the costs of a shared service among affiliates. The adjusted allocation applies beginning with the current reporting period. In addition, our affiliates charge market prices for telecommunications services that they also provide to third-party customers.

We charge our affiliates based on tariffed or tariff-like rates for telephony and data services. We bill either FDC or market rates for other services.

We describe in further detail below the services provided by our affiliates.

Marketing, Sales and Advertising

Marketing, sales and advertising, which support joint marketing of our services, include the development of marketing and advertising plans, sales unit forecasts, market research, sales training and compensation plans.

Information Technology Services

Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network, and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 16: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual cash obligations, as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations(1)(3)
Long-term debt	$—	$660	$322	$—	$500	$6,307	$7,789
Interest on debt(2)	601	571	544	528	511	4,678	7,433
Capital lease obligations	2	2	2	1	1	7	15
Operating leases	97	89	78	63	50	240	617
Purchase commitment obligations	22	15	1	—	—	—	38

Total future contractual obligations	$722	$1,337	$947	$592	$1,062	$11,232	$15,892

(1)	The table does not include:

•	our open purchase orders as of December 31, 2005. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•	accounts payable of $1 billion, dividends payable to QSC of $126 million, accrued expenses and other current liabilities of $685 million, deferred income taxes of $1.9 billion and other long-term liabilities of $279 million, all of which are recorded on our December 31, 2005 consolidated balance sheet; and

•	amounts related to the legal contingencies described below under the heading “Contingencies.”

(2)	Interest expense in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2005.

(3)	We have various long-term, non-cancelable purchase commitments for services with various vendors for data processing, technical and software support. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Employee Benefit Plans. QCII offers pension, non-qualified pension, post-retirement healthcare and life insurance benefits to our employees, some of which are due under contractual agreements. Pension and certain post-retirement benefits are paid through trusts and therefore are not included in this table, as we are not able to reliably estimate our portion of future required contributions to the trusts. As of December 31, 2005, QCII’s qualified defined benefit pension plan was fully funded. As of December 31, 2005, we had a liability of $2.851 billion for our allocation of QCII’s non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 10—Employee Benefits.

Capital Leases. We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2005, 2004 and 2003 were $0 million, $1 million and $9 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

consisted of $29 million, $35 million and $94 million of cost less accumulated amortization of $10 million, $14 million and $63 million at December 31, 2005, 2004 and 2003, respectively.

The future minimum payments under capital leases as of December 31, 2005 are reconciled to our consolidated balance sheet as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$15
Less: amount representing interest and executory costs	(10)

Present value of minimum payments	5
Less: current portion	(1)

Long-term portion	$4

Operating Leases. Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $162 million, $162 million and $172 million during 2005, 2004 and 2003, respectively, net of sublease rentals of $6 million, $7 million and $4 million, respectively. Future contractual obligations for operating leases as reported in the table above have not been reduced by minimum sublease rentals of $39 million to be realized under non-cancelable subleases.

Letters of Credit and Guarantees

At December 31, 2005, the amount of letters of credit outstanding was $4 million and we did not have any outstanding guarantees.

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

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of QCII between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain QCII registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has also been consolidated with the consolidated securities action.

On November 23, 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for May 19, 2006 to consider final approval of the proposed settlement, and (3) certifying a class, for settlement purposes only, on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002.

Under the proposed settlement agreement, QCII would pay a total of $400 million in cash—$100 million of which was paid 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be paid 30 days after final approval of the settlement by the court, and $200 million of which would be paid on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement will settle the individual claims of the class representatives and the claims of the class they represent against QCII and all defendants in the consolidated securities action, except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, QCII would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by QCII.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides plaintiffs with the right to terminate the settlement if the $250 million QCII previously paid to the SEC in settlement of its investigation against QCII is not distributed to the class members; (iii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (v) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our and QCII’s financial results or financial condition that may ultimately result from all of these matters.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

QCII has a reserve recorded in its financial statements of approximately $105 million relating to the remaining securities actions described below, which amount represents the minimum estimated amount of loss QCII believes is probable with respect to these matters. QCII has recorded its estimate of the minimum liability of these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. Additionally, QCII is unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their complex nature and current status, and, as a result, the amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QCII believes that it is probable that a portion of the recorded reserve for the remaining securities actions described below and the consolidated securities action described above will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover its losses and the losses of individual insureds following its November 2003 settlement of disputes with certain of its insurance carriers related to, among other things, the DOJ investigation and securities actions. The insurance proceeds are subject to claims by QCII and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII or us to indemnify its or our current and former directors, officers and employees with respect to certain liabilities, and QCII and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

QCII continues to defend against the securities actions described below vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

DOJ Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of QCII’s business. QCII believes the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in QCII’s 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

Remaining Securities Actions

QCII is a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that QCII violated federal and state securities laws, engaged in fraud, civil

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others.

•	ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs has indicated that the putative class will seek billions of dollars of damages. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of QCII’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/QCII merger, to make QCII appear successful and to inflate the value of QCII’s stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused QCII’s stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about QCII’s business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•	CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme that falsely inflated QCII’s revenues and decreased its expenses so that it would appear more successful than it actually was during the period in which CalSTRS purchased QCII’s securities, and CalSTRS asserts that defendants’ actions caused it to lose in excess of $150 million invested in QCII’s equity and debt securities. Plaintiff seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate QCII’s revenue and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in QCII’s securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

•	SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that its losses from investments in QCII’s securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about QCII. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about QCII. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of QCII’s revenue and growth prospects and that their losses from investments in QCII’s securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. Under the settlement agreement, QCII will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, QCII will issue shares of its stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit wrongdoing as a part of the settlement agreement.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio, QCII’s former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. The court entered judgment for defendants on those claims and dismissed the remaining claims without prejudice. QCII has entered into a tolling agreement with plaintiffs that allows them to refile these remaining claims following their appeal of the court’s order granting summary judgment to defendants on a substantial portion of plaintiffs’ claims. Plaintiffs have filed such an appeal with the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, QCII’s former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory, treble and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others, have notified QCII of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that QCII would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, QCII’s former General Counsel, KPN and other former employees of QCII, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB seeks an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants.

Other than the putative class action in which QCII has entered into a proposed settlement (and for which it has recorded a reserve of $11 million in connection with the proposed settlement), QCII will continue to defend against the pending KPNQwest litigation matters vigorously and will likewise defend against any claims asserted by KPNQwest’s former lenders if litigation is filed.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On May 31, 2005, the Commission issued an order, in response to a report we filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on us based on our investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations.

We believe there is a substantial likelihood that the ultimate outcome of this matter will result in us having to make expenditures or payments beyond those we would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, we are not able to reasonably estimate the amount of these expenditures or payments and, accordingly, have not reserved any amount for such potential liability. Any final resolution of this matter could be material.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The IRS proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes the allocation of the costs between QCII and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and QCII does not believe the IRS will be successful, although the ultimate outcome is uncertain. If QCII were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay approximately $57 million in tax plus approximately $43 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, QCII recorded income tax expense of $158 million related to a change in the expected timing of deductions related to its tax strategy, referred to as the Contested Liability Acceleration Strategy, or CLAS, which it implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third-party trustee. In 2004, QCII was formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004 as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, QCII adjusted its accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in QCII’s liability for uncertain tax positions and a corresponding increase in its net operating loss carry-forwards, or NOLs. Because QCII is not currently forecasting future taxable income sufficient to realize the benefits of this increase in its NOLs, it recorded an increase in its valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. QCII believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. QCII intends to vigorously defend its position on this and other tax matters.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

QCII has other tax related matters pending against it, certain of which, in addition to CLAS, are before the Appeals Office of the IRS. QCII believes it has adequately provided for these matters.

Note 17: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2005
Operating revenue	$2,551	$2,542	$2,470	$2,485	$10,048
Income before cumulative effect of changes in accounting principles	262	250	210	267	989
Net income	262	250	210	255	977

2004
Operating revenue	$2,617	$2,564	$2,560	$2,590	$10,331
Income before cumulative effect of changes in accounting principles	253	198	274	266	991
Net income	253	198	274	266	991

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Also, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee’s charter, which was amended and restated on May 8, 2003 and further amended on February 19, 2004 and December 16, 2004, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee. Our independent auditor may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Auditor

QCII first engaged KPMG LLP to be our independent auditor in May 2002. The aggregate fees billed or allocated to us for professional accounting services, including KPMG’s audit of our annual consolidated financial statements, are set forth in the table below.

	2005	2004
	(Dollars in thousands)
Audit fees	$2,926	$5,176
Audit-related fees	285	2,087
Tax fees	—	223

Total fees	$3,211	$7,486

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

Audit-related fees—These are fees for assurance and related services that traditionally are performed by our independent accountant. More specifically, these services include: international statutory audits; regulatory filings; employee benefit plan audits. Also included are fees for assistance with the initial steps of compliance with the rules of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, and assistance with the internal audit department’s company-wide risk assessment. KPMG’s assistance with the initial steps of our compliance with SOX 404 has been reviewed to ensure compliance with applicable independence rules and the rules of the SEC.

Tax fees—These are fees for all professional services performed by professional staff of our independent accountant’s tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

All of the services performed by KPMG described above were approved in advance by QCII’s Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(a)(3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

Exhibit No.	Description
(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.2)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.3)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 16, 2006.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/S/ JOHN W. RICHARDSON
John W. Richardson Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2006.

Signature	Titles

/S/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/S/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

Under date of February 16, 2006, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the December 31, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 16, 2006

S-1

QWEST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2005	72	74	80	66
2004	102	32	62	72
2003*	96	125	119	102

*	The 2003 figures on the table above have been adjusted to reflect the discontinuance of our wireless operations.

S-2