Form 10-Q
period 2006-03-31
QWEST CORP
filed 2006-05-03
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF QWEST COMMUNICATIONS INTERNATIONAL INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2006, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Data Integration. Voice and data telecommunications customer premises equipment (CPE) and associated professional services, including network management, the installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks, for our governmental and business customers.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that extend beyond a customer’s local exchange service area.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to “tell” the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

•	Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment as well as related services.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Operating revenue	$2,241	$2,268
Operating revenue—affiliates	237	283

Total operating revenue	2,478	2,551

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	518	533
Cost of sales—affiliates	60	53
Selling, general and administrative	429	431
Selling, general and administrative—affiliates	272	279
Depreciation	525	579
Capitalized software and other intangible assets amortization	71	91

Total operating expenses	1,875	1,966

Other expense—net:
Interest expense—net	153	149
Other (income) expense—net	(1)	13

Total other expense—net	152	162

Income before income taxes	451	423
Income tax expense	(167)	(161)

Net income	$284	$262

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$218	$160
Short-term investments	41	8
Accounts receivable (less allowance of $62 and $66, respectively)	1,019	1,019
Accounts receivable—affiliates	108	127
Deferred income taxes	96	98
Prepaid expenses and other current assets	217	218

Total current assets	1,699	1,630
Property, plant and equipment—net	13,767	14,037
Capitalized software and other intangible assets—net	551	594
Prepaid pension asset	1,001	1,013
Other assets	292	297

Total assets	$17,310	$17,571

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$90	$1
Accounts payable	396	454
Accounts payable—affiliates	822	609
Dividends payable—QSC	600	126
Accrued expenses and other current liabilities	639	685
Deferred revenue and advance billings	485	492

Total current liabilities	3,032	2,367
Long-term borrowings (net of unamortized debt discount of $128 and $129, respectively)	7,574	7,664
Post-retirement and other post-employment benefit obligations	2,834	2,851
Deferred revenue	188	193
Deferred income taxes	1,790	1,881
Other long-term liabilities	253	279

Total liabilities	15,671	15,235

Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,175	10,157
Accumulated deficit	(8,536)	(7,821)

Total stockholder’s equity	1,639	2,336

Total liabilities and stockholder’s equity	$17,310	$17,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$284	$262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	596	670
Provision for bad debts—net	20	23
Deferred income taxes	(90)	52
Other non-cash charges—net	4	4
Changes in operating assets and liabilities:
Accounts receivable	(20)	11
Accounts receivable—affiliates	19	5
Prepaid and other current assets	1	(14)
Accounts payable and accrued expenses	(105)	(72)
Accounts payable—affiliates	213	147
Deferred revenue and advance billings	(12)	(20)
Other non-current assets and liabilities	(27)	34

Cash provided by operating activities	883	1,102

INVESTING ACTIVITIES
Expenditures for property and equipment and intangible assets	(292)	(250)
Interest in net purchases of investments managed by QSC	(33)	(41)
Proceeds from sale of property and equipment	26	—

Cash used for investing activities	(299)	(291)

FINANCING ACTIVITIES
Repayments of long-term borrowings, including current maturities	—	(2)
Dividends paid to QSC	(526)	(762)

Cash used for financing activities	(526)	(764)

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	58	47
Beginning balance	160	342

Ending balance	$218	$389

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

Use of estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 4—Commitments and Contingencies.

Reclassifications

Certain prior period balances have been reclassified to conform to the current presentation, including a reclassification of $21 million in expenses between selling, general and administration—affiliate and selling, general and administration for the three months ended March 31, 2005.

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheets. As of March 31, 2006 and December 31, 2005, accumulated depreciation was $29.6 billion and $29.3 billion, respectively.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Capitalized software and other intangible assets are shown net of amortization on our condensed consolidated balance sheets. Accumulated amortization was $947 million and $861 million as of March 31, 2006 and December 31, 2005, respectively.

Recently adopted accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”), as part of an effort to conform to international accounting standards, issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 has not had a material effect on our financial position or results of operations.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to 2006, we accounted for awards of QCII stock granted to our employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards and applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, we have not adjusted the financial statements for periods ending prior to December 31, 2005. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period and was less than $1 million for the three months ended March 31, 2006.

We purchase services from our parent, such as marketing and advertising, product and technical services as well as general support services, and our affiliates charge us for these services based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, including factors for taxes, employee benefits, facilities and overhead costs. These services are charged to us based on direct assignment whenever possible. If costs cannot be directly assigned, they are allocated among all affiliates including QC based upon cost causative measures, or if no cost causative measure is available, based on a general allocator. Occasionally Qwest will adjust the basis for allocating the costs of a shared service among affiliates. Because of this allocation process, our direct parent increased its billings to us during the three months ended March 31, 2006 by $3 million due to the stock-based compensation it recorded during that period. As of March 31, 2006, QCII had a total $67 million of total unrecognized compensation cost related to unvested stock-based awards, which it will recognize over the remaining vesting terms which have a weighted average of 3.0 years, and because our direct parent will continue to record such stock-based compensation, it will continue to allocate a portion of such costs to us. However, based on the many factors that effect the allocation, the amount that is ultimately allocated to us may fluctuate. Also, because of the significance of the services we purchase from our parent, the direct stock-based compensation recorded by us is not necessarily indicative of the costs we would have incurred had we operated as a stand-alone entity during the periods presented.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

Three Months Ended March 31, 2005
(Dollars in millions)
Net income:
As reported	$262
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	6

Pro forma net income	$256

Note 2: Borrowings

As of March 31, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2006	December 31, 2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$89	$—
Current portion of capital lease obligations	1	1

Total current borrowings	$90	$1

Long-term borrowings:
Long-term notes	$7,570	$7,660
Long-term capital lease obligations	4	4

Total long-term borrowings	$7,574	$7,664

Note 3: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker (“CODM”) for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other services segmentation. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”). Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Set forth below is revenue information for the three months ended March 31, 2006 and 2005 for revenue derived from external customers for our products and services:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Voice services	$1,621	$1,707
Data and Internet services	615	556
Other services	5	5

Total operating revenue	$2,241	$2,268

Voice services. Voice services revenue includes local voice, IntraLATA long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and certain calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, WAN and related equipment), and Internet services (such as high-speed Internet, ISDN and related equipment).

Other services. Other services revenue is predominantly derived from the sublease of our real estate, such as space in our office buildings, warehouses and other properties.

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

While revenue from affiliates provided approximately ten percent of our total operating revenue, we do not have any single customer that provides more than ten percent of our total revenue derived from external customers.

Note 4: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily those discussed below under the “Regulatory Matter” subheading, as well as one of the “Remaining Securities Actions” described below). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain of QCII’s registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has also been consolidated with the consolidated securities action.

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

Under the proposed settlement agreement, QCII would pay a total of $400 million in cash—$100 million of which was deposited in an escrow account 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be so deposited 30 days after final approval of the settlement by the court, and $200 million of which would be so deposited on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement in the consolidated securities action will settle the individual claims of the class representatives and the claims of the class they represent against QCII and all defendants except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, QCII would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by QCII. No parties admit any wrongdoing as part of the proposed settlement.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides QCII with the right to terminate the settlement if QCII does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. QCII believes that the contingency relating to the distribution of funds paid by QCII in connection with QCII’s settlement with the Securities and Exchange Commission, or SEC, was satisfied on February 28, 2006, when the federal district court in Colorado entered an order approving the request of the SEC for authority to distribute, in accordance with the terms of that order, the payments made by QCII and by certain of QCII’s former employees in connection with the settlements entered into between the SEC and QCII and the SEC and those former employees.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

A number of parties, including large pension funds, have requested exclusion from the proposed settlement of the consolidated securities action. As noted below under “Remaining Securities Actions—Opt-Outs with Previously-Filed Lawsuits,” seven parties that had previously filed individual suits against QCII have requested exclusion from the proposed settlement, and as noted below under “Remaining Securities Actions—Opt-Outs with Recently-Filed Lawsuits,” some of the parties that have more recently requested exclusion from the proposed settlement have also asserted claims against QCII. QCII will vigorously defend against such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Settlement of Consolidated ERISA Action

Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII and Deutsche Bank. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. Under the proposed settlement agreement, QCII would pay a total of $33 million in cash no later than 90 days after preliminary approval of the proposed settlement by the federal district court in Colorado. Deutsche Bank would pay a total of $4.5 million in cash to settle the claims against it. No parties admit any wrongdoing as part of the proposed settlement. If the proposed settlement is approved by the court, QCII will receive certain insurance proceeds as a contribution by individual defendants to this settlement, which will offset $10 million of QCII’s $33 million payment. In addition to the $33 million cash settlement, QCII has also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against QCII and all defendants in the consolidated ERISA action. The proposed settlement, which is subject to preliminary and final approval by the district court, is also subject to review on appeal if the district court were finally to approve it.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or QCII’s 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from all of these matters.

QCII has a reserve recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions described below as well as any additional

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QCII continues to defend against the remaining securities actions described below vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions (or any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action) substantially in excess of QCII’s recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its current and former directors, officers and employees with respect to certain liabilities, and QCII has been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

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

Remaining Securities Actions

QCII is a defendant in the securities actions described below. Plaintiffs in these actions have requested exclusion from the proposed settlement of the consolidated securities action. Plaintiffs have variously alleged, among other things, that QCII and the other defendants violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees by issuing false and misleading financial reports and statements, falsely inflating

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Opt-Outs with Previously-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $900 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County
California State Teachers’ Retirement System	December 10, 2002	Superior Court, State of California, County of San Francisco
State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois
Stichting Pensioenfonds ABP (SPA)	February 9, 2004	Federal District Court in Colorado
A number of New York City pension and retirement funds	September 22, 2004	Federal District Court in Colorado
Shriners Hospital for Children	March 22, 2004	Federal District Court in Colorado
Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

Opt-Outs with Recently-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $371 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
New York State Common Retirement Fund	April 18, 2006	United States District Court for the Southern District of New York
San Francisco Employees Retirement System	April 18, 2006	United States District Court for the Northern District of California
Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado
Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	United States District Court for the Eastern District of Pennsylvania

Additional Opt-Out Parties. Since QCII announced the proposed settlement of the consolidated securities action, a number of additional persons, including large pension funds, have requested to be excluded from the class. Some of these additional opt-out parties have recently filed actions against QCII, which are included in the summary that appears above under “Opt-Outs with Recently-Filed Lawsuits.” QCII expects that other parties who have opted out will file actions against QCII as well if QCII is unable to resolve those matters amicably. The claims of those persons who requested to be excluded from the class will not be released as a result of the proposed settlement of the consolidated securities action, even in the event that the settlement is approved. In the

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

aggregate, the persons who recently requested exclusion from the class, excluding those listed above under “Opt-Outs with Recently-Filed Lawsuits,” contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.52 billion, which does not include any claims for punitive damages or interest. Due in part to the recent timing of the decisions by these persons to request exclusion from the proposed settlement of the consolidated securities action and to the fact that many of the persons who have requested exclusion have not filed lawsuits, it is difficult to evaluate the claims that they have asserted or may assert. QCII will vigorously defend against any such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Other. A putative class action purportedly brought on behalf of purchasers of QCII’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. We are also a defendant in this action. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that QCII and other defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make QCII appear successful and to inflate the value of QCII’s stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

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

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. Plaintiffs have appealed that order to the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

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

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On February 24, 2006, the federal district court granted the defendants’ motion to dismiss, ruling that, under the Johnson Act, the Final Order was an order affecting rates that should be reviewed by the state court, not the federal court. Qwest has filed a motion for reconsideration.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations, and we have done so.

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado,

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes the allocation of the costs between QCII and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision, which was favorable to QCII. The IRS sought rehearing and indicated that, if rehearing is denied, it will appeal the decision to the Tenth Circuit Court of Appeals. The trial for the 1997-1998 tax years has been tentatively scheduled for April or May 2007. If QCII ultimately were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay approximately $57 million in tax plus approximately $45 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

QCII has tax related matters pending against it, certain of which are before the Appeals Office of the IRS. In addition, tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. QCII has recognized in its financial statements certain amounts owed to it under one of these agreements; however, generally, QCII has not provided for liabilities of former affiliated members or for claims they have asserted or may assert against QCII. QCII believes it has adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, QCII may need to record additional amounts in future periods.

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

Certain statements set forth below under this caption constitute forward looking statements. See “Special Note Regarding Forward Looking Statements” at the end of this Item 2 for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We provide local telecommunications and related services, IntraLATA long-distance services and data services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. Our telecommunications products and services are provided through our telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting; and

•	Data Integration.

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the notes thereto.

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other segmentation. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2005. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. See further discussion in Note 3—Contribution to QCII Segments to our condensed consolidated financial statements in Item 1 of Part I of this report. Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable and wireless telecommunications services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenues and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We continue to expand our availability as well as increase the available speeds in order to meet customer demand. We expect that this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services, such as local voice, long-distance, high-speed Internet, video and wireless, and features and services, such as three-way calling and call forwarding related to an access line. To do so, we rely on joint marketing relationships with our affiliates, which relationships allow us to bundle our services with wireless, long distance, private line and other services. As a result of these offerings, we have seen increased sales.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from the provision of voice services, data and Internet services and other services, as well as revenue from the provision of services to our affiliates.

•	Voice services. Voice services revenue includes local voice, IntraLATA long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and certain calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, WAN and related equipment) and Internet services (such as high-speed Internet, ISDN and related equipment).

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

•	Affiliate services. Affiliate services revenue is derived from telecommunications and other services provided to our affiliated entities. In addition to voice services, data and Internet services and other services, we provide sales and marketing of affiliates’ products and services by our sales channels, and other miscellaneous services, including billing and collection services, to our affiliates.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions)
Operating revenue	$2,478	$2,551	$(73)	(3)%
Operating expenses	1,875	1,966	(91)	(5)%
Other expense—net	152	162	(10)	(6)%

Income before income taxes	451	423	28	7%
Income tax expense	(167)	(161)	(6)	(4)%

Net income	$284	$262	$22	8%

Operating Revenue

The following table compares operating revenue for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Voice services	$1,621	$1,707	$(86)	(5)%
Data and Internet services	615	556	59	11%
Affiliate services	237	283	(46)	(16)%
Other services	5	5	—	0%

Total operating revenue	$2,478	$2,551	$(73)	(3)%

Voice Services

The decrease in voice services revenue was primarily due to a decrease in mass markets and business access line losses from competitive pressures, including wireless and cable substitution. Access services revenue also declined primarily due to lower volumes. In addition, we are seeing a decline in local services revenue related to our bundle discounts, as more customers take advantage of the bundle. We continue to see declines in wholesale access lines, as demand for UNEs decreases.

The following table shows our access lines by channel as of March 31, 2006 and 2005:

	Access Lines
	March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(in thousands)
Mass markets	9,933	10,405	(472)	(5)%
Business	2,946	3,086	(140)	(5)%
Wholesale	1,667	1,848	(181)	(10)%

Total	14,546	15,339	(793)	(5)%

Data and Internet Services

The increase in data and Internet services revenue was due to the transfer of a new Internet service to us from an affiliate. Revenue also increased due to high-speed Internet subscriber growth in our mass markets channel as a result of migration from dial-up connections and expanded service availability, partially offset by the termination of our wholesale modem services product in April 2005.

Affiliate Services

The decrease in affiliate services revenue was primarily caused by a price reduction for billing and collection services and a loss of services provided to affiliates, primarily from our affiliate’s transition to a third-party wireless provider. The decreases were partially offset by increased switched access, Private Line and other services primarily in support of our affiliates’ long distance and data businesses.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Operating expenses:
Cost of sales
Employee-related costs	$346	$361	$(15)	(4)%
Network expenses	41	47	(6)	(13)%
Other non-employee related costs	131	125	6	5%
Affiliate costs	60	53	7	13%

Total cost of sales	578	586	(8)	(1)%
Selling, general and administrative
Employee-related costs	139	160	(21)	(13)%
Bad debt	20	23	(3)	(13)%
Restructuring, realignment and severance related costs	4	5	(1)	(20)%
Property and other taxes	78	87	(9)	(10)%
Other non-employee-related costs	188	156	32	21%
Affiliate costs	272	279	(7)	(3)%

Total selling, general and administrative	701	710	(9)	(1)%
Depreciation	525	579	(54)	(9)%
Capitalized software and other intangible assets amortization	71	91	(20)	(22)%

Total operating expenses	$1,875	$1,966	$(91)	(5)%

Cost of Sales

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and computer system support), which are incurred by us or on our behalf by our affiliates. Cost of sales remained flat at 23% of revenue for the three months ended March 31, 2006 and 2005.

Employee-related costs decreased primarily due to a reduction in employee benefit expense. Network expenses decreased primarily as a result of right of way, pole rental, and wholesale modem services expense reductions. These decreases were partially offset by increases in non-employee costs related to real estate.

The increase in affiliate costs was primarily due to the purchase of a new Internet service from an affiliate, partially offset by overall cost reductions due to employee reductions at our affiliates and reduced contract labor and purchases by our affiliates.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate, marketing and advertising, professional service fees and computer systems support incurred by us or on our behalf by our affiliates. For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, SG&A expenses decreased by $9 million, and as a percentage of revenue remained flat at 28%.

Employee-related cost decreased due to decreased salaries and wages as a result of reduced headcount, reduced commissions and lower benefit expense. Property and other taxes decreased primarily due to a net taxable property tax base decrease. Other non-employee related costs, such as real estate, professional fees and marketing and advertising, increased primarily due to an increase in third-party contract work and marketing and advertising.

Affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. Affiliate costs decreased primarily as a result of employee reductions at our affiliates and reduced contract labor and purchases by our affiliates. These decreases were offset in part by increases in marketing and advertising and telecommunications expenses and changes in cost allocations.

Combined Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension and post-retirement healthcare and life insurance benefit plans. The amounts contributed by us are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to us and determines our required contribution. The allocation is based upon demographics of our employees compared to all the remaining participants.

Our results include expenses of $40 million for the three months ended March 31, 2006 and $55 million for the three months ended March 31, 2005. The expense is a function of the amount of pension, non-qualified pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The expense is allocated to cost of sales and SG&A.

Depreciation and Amortization

Depreciation expense for the three months ended March 31, 2006 was $525 million or 9% lower than the same period in the prior year. The primary driver of this decrease was the decreased level of our capital expenditures over a period of time and the changing mix of our investment in property, plant and equipment over that period of time. Absent a significant increase in our capital investment program or a decrease in the estimate of the useful lives of assets, we expect that our year over year depreciation expense will continue to decrease.

Amortization expense for the three months ended March 31, 2006 was $71 million or 22% lower than the same period in the prior year. This reduction reflects the lower capital spending on software related assets since 2001.

Other Expense—Net

Other expense—net generally includes interest expense, net of capitalized interest, and other income—net, which includes interest income.

	Three Months ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Interest expense—net	$153	$149	$4	3%
Other (income) expense—net	(1)	13	(14)	(108)%

Total other expense—net	$152	$162	$(10)	(6)%

Other (income) expense—net. The increase in other income is primarily due to a $16 million charge recorded associated with the fair value of interest rate swap agreements in the three months ended March 31, 2005.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income tax. The effective income tax rate for the three months ended March 31, 2006 decreased to 37% as compared to 38.1% for the three months ended March 31, 2005. The decrease was primarily due to an increase in the non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower state taxes, partially offset by an increase in expense associated with our uncertain tax positions.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $15.4 billion at March 31, 2006 and $15.5 billion at December 31, 2005.

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

Near-Term View

We had $218 million in cash and cash equivalents and $41 million of short-term investments available at March 31, 2006. For the three months ended March 31, 2006, our primary source of funds was cash provided by operating activities. During 2006, we expect to use our available excess cash primarily to pay dividends to our parent and make additional investment in our network. For the three months ended March 31, 2006, we declared dividends of $1 billion to our parent.

As of March 31, 2006, our working capital deficit had increased $596 million since December 31, 2005, primarily as a result of dividends declared of $1 billion and capital expenditures of $292 million, partially offset by earnings before depreciation and amortization.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

To the extent that QCII’s EBITDA (as defined in QCII’s debt covenants) is reduced by cash judgments, settlements and/or tax payments, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

In addition, QSC has a currently undrawn, five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility) that contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$883	$1,102	$(219)	(20)%
Used for investing activities	(299)	(291)	(8)	(3)%
Used for financing activities	(526)	(764)	238	31%

Increase in cash and cash equivalents	$58	$47	$11	23%

Operating Activities

The decrease in cash provided by operating activities was primarily attributable to a $197 million decrease in net income after adjusting for non-cash items and $73 million in income taxes paid to our parent during the quarter ended March 31, 2006.

Investing Activities

Our capital expenditures totaled $292 million and $250 million for the quarter ended March 31, 2006 and 2005, respectively. The increase in capital expenditures was due primarily to increased spending for strategic products and outside plant, which includes network assets, such as cables, poles, equipment and other components that are physically located outside of our company buildings.

Financing Activities

The decrease in cash used for financing activities was primarily attributable to decreased dividend payments made to QSC during the first quarter of 2006 as compared to the first quarter of 2005.

Credit Ratings

The table below summarizes our long-term debt ratings at March 31, 2006 and December 31, 2005:

Moody’s	Ba3
S&P	BB
Fitch	BB+

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

As of March 31, 2006 and December 31, 2005, approximately $1.25 billion of our floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have been immaterial in the first quarter of 2006. As of March 31, 2006 and December 31, 2005, we had approximately $90 million and $0, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical 100 basis point increase in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of March 31, 2006, our proportionate share of QCII’s investments was $173 million of cash invested in money market instruments and $41 million invested in short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in money market rates would not have had a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission (“SEC”). You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of Part II of this report. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

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

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated, or have announced plans to consolidate, with other telecommunications providers. This trend may result in competitors that are larger and better financed and may afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

The DOJ investigation and the remaining securities actions described in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions and persons who have sought exclusion from the class in the consolidated securities action seek billions of dollars in damages, and the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from all of these matters. QCII has a recorded reserve in its financial statements for the minimum estimated amount of loss it believes is probable with respect to the remaining securities actions described in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as to any additional actions that may be brought by parties that, as described under “Additional Opt-Out Parties” in Note 4, have more recently requested to be excluded from the proposed settlement of the consolidated securities action. However, the ultimate outcomes of these matters are still uncertain and the amount of loss QCII ultimately incurs could be substantially more than the reserves it has provided. If the recorded reserves are insufficient, QCII will need to record additional charges to its consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII and we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect QCII’s ability to meet its debt obligations and its financial condition, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Further, there exist other material proceedings pending against QCII and us as described in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, which, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

Our operations are subject to significant federal regulation, including the Communications Act of 1934, as amended, and Federal Communications Commission, or FCC, regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act of 1996 are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of March 31, 2006, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $15.4 billion as of that date. Approximately $2.8 billion of QCII’s and our debt obligations comes due over the next three years. In addition, holders of QCII’s $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash if specified, market-based conversion requirements are met in the future. QCII does not anticipate holders would make such an election, however, because QCII believes it would likely result in adverse economic consequences to such holders. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2 of Part I of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

In addition, QSC’s five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility), which is currently undrawn, has a cross payment default provision, and the 2005 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive, and as such we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Declines in the value of QCII’s qualified pension plan assets, or unfavorable changes in laws or regulations that govern pension plan funding, could require it to provide significant amounts of funding for its qualified pension plan.

Our employees participate in a qualified defined benefit pension plan sponsored by QCII. While QCII does not expect to be required to make material cash contributions to its qualified defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, QCII and we may be required to fund QCII’s qualified defined benefit pension plan with cash from operations, perhaps by a material amount. Also, recognition of an additional minimum liability caused by changes in pension plan assets or measurement of the accumulated benefit obligation could have a material impact on its consolidated balance sheet. As an example, if QCII’s accumulated benefit obligation exceeds pension plan assets in the future, the impact would be to eliminate QCII’s prepaid pension asset, which was $1.165 billion as of December 31, 2005, and record a pension liability for the amount that its accumulated benefit obligation exceeds pension plan assets with a corresponding charge to other comprehensive loss, thereby increasing stockholders’ deficit. Alternatively, QCII could make a voluntary contribution to the plan so that the qualified pension plan assets exceed the accumulated benefit obligation. As of December 31, 2005, QCII’s qualified pension plan assets exceed its accumulated benefit obligation by $596 million.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2005 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. There is no assurance that QCII and the IRS will achieve settlements on these issues or that, if QCII does achieve settlements, the terms will be favorable to QCII. Additionally, the IRS is reviewing QCII’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

Because prior to 1999, QCII was a member of affiliated groups filing consolidated U.S. federal income tax returns, QCII could be severally liable for tax examinations and adjustments not directly applicable to current members of the QCII affiliated group. Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. QCII has recognized in its financial statements certain amounts owed to it under one of these agreements; however, generally, QCII has not provided for liabilities of former affiliated members or for claims they have asserted or may assert against QCII.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

ITEM 6. EXHIBITS

Exhibits filed for Qwest through the filing of this Form 10-Q:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.2)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

Exhibit No.	Description

(10.3)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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

May 3, 2006