Form 10-Q
period 2006-06-30
QWEST CORP
filed 2006-08-01
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On July 31, 2006, one share of Qwest Corporation common stock was outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating revenue	$2,221	$2,262	$4,462	$4,530
Operating revenue—affiliates	239	280	476	563

Total operating revenue	2,460	2,542	4,938	5,093

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	525	524	1,043	1,057
Cost of sales—affiliates	49	65	109	118
Selling, general and administrative	457	445	886	876
Selling, general and administrative—affiliates	267	276	539	555
Depreciation	523	578	1,048	1,157
Capitalized software amortization	69	85	140	176

Total operating expenses	1,890	1,973	3,765	3,939

Other expense (income)—net:
Interest expense—net	156	151	309	300
Loss on early retirement of debt—net	–	37	–	37
Other income—net	(3)	(20)	(4)	(7)

Total other expense (income)—net	153	168	305	330

Income before income taxes	417	401	868	824
Income tax expense	(154)	(151)	(321)	(312)

Net income	$263	$250	$547	$512

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$102	$160
Short-term investments	8	8
Accounts receivable (less allowance of $60 and $66, respectively)	977	1,019
Accounts receivable—affiliates	118	127
Deferred income taxes	91	98
Prepaid expenses and other current assets	255	218

Total current assets	1,551	1,630
Property, plant and equipment—net	13,529	14,037
Capitalized software—net	505	594
Prepaid pension asset	989	1,013
Other assets	276	297

Total assets	$16,850	$17,571

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$590	$1
Accounts payable	426	454
Accounts payable—affiliates	541	609
Dividends payable—QSC	230	126
Accrued expenses and other current liabilities	618	685
Deferred revenue and advance billings	474	492

Total current liabilities	2,879	2,367
Long-term borrowings (net of unamortized debt discount of $127 and $129, respectively)	7,079	7,664
Post-retirement and other post-employment benefit obligations	2,831	2,851
Deferred revenue	186	193
Deferred income taxes	1,684	1,881
Other long-term liabilities	275	279

Total liabilities	14,934	15,235

Commitments and contingencies (Note 4)
Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,188	10,157
Accumulated deficit	(8,272)	(7,821)

Total stockholder’s equity	1,916	2,336

Total liabilities and stockholder’s equity	$16,850	$17,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$547	$512
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,188	1,333
Provision for bad debts—net	35	40
Deferred income taxes	(193)	122
Loss on early retirement of debt	—	37
Other non-cash charges—net	4	11
Changes in operating assets and liabilities:
Accounts receivable	7	(25)
Accounts receivable—affiliates	9	(6)
Prepaid expenses and other current assets	8	16
Accounts payable and accrued expenses	(96)	(133)
Accounts payable—affiliates	(68)	(205)
Deferred revenue and advance billings	(25)	(33)
Other non-current assets and liabilities	20	42

Cash provided by operating activities	1,436	1,711

INVESTING ACTIVITIES
Expenditures for property and equipment and intangible assets (net of tax refund of $33 million in 2005)	(624)	(517)
Interest in net proceeds from investments managed by QSC	—	126
Proceeds from sale of property and equipment	27	—
Other	(1)	13

Cash used for investing activities	(598)	(378)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	1,150
Repayments of long-term borrowings, including current maturities	—	(1,092)
Dividends paid to QSC	(896)	(1,345)
Debt issuance costs	—	(18)
Early debt retirement costs	—	(25)

Cash used for financing activities	(896)	(1,330)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(58)	3
Beginning balance	160	342

Ending balance	$102	$345

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations for the three and six month periods ended June 30, 2006 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2006 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

Use of estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal matters and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 4—Commitments and Contingencies.

Reclassifications

Certain prior period balances have been reclassified to conform to the current presentation, including a reclassification of $22 and $43 million in expenses between selling, general and administration—affiliate and selling, general and administration for the three and six months ended June 30, 2005, respectively.

Allocations from affiliates

We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services, and our affiliates charge us for these services

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, including factors for taxes, employee benefits, facilities and overhead costs. These services are charged to us based on direct assignment whenever possible. If costs cannot be directly assigned, they are allocated among all affiliates, including QC, based upon cost usage measures, or if no cost usage measure is available, based on a general allocator. From time to time, QCII adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheets. As of June 30, 2006 and December 31, 2005, accumulated depreciation was $30.0 billion and $29.3 billion, respectively.

Capitalized software is shown net of amortization on our condensed consolidated balance sheets. Accumulated amortization was $1,008 million and $861 million as of June 30, 2006 and December 31, 2005, respectively.

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

Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to 2006, we accounted for awards of QCII stock granted to our employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards and applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, we have not adjusted the financial statements for periods ending prior to December 31, 2005. Compensation cost arising from stock-based awards granted to our employees is recognized as expense using the straight-line method over the vesting period and is included in the cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The total compensation cost for awards of QCII stock granted to our employees was less than $1 million for the three and six months ended June 30, 2006. Because we purchase a significant amount of services from our parent, the direct stock-based compensation costs

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

recorded by us for stock-based awards granted to our employees are not necessarily indicative of the costs we would have incurred had we operated as a stand-alone entity during the periods presented.

The following table illustrates the effect on net income for the three and six months ended June 30, 2005 as if compensation costs arising from stock-based awards of QCII stock granted to our employees had been determined based on the fair value at the grant dates:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions)
Net income:
As reported	$250	$512
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(6)	(12)
Deduct: Stock based employee compensation expense included in net income, net of related tax effects	(1)	(1)

Pro forma net income	$243	$499

Our direct parent also adopted SFAS No. 123(R) on January 1, 2006, and as a result of its increased costs, it increased its billings to us during the three and six months ended June 30, 2006 by approximately $4 and $7 million, respectively. These costs are not directly assigned, but are billed to us based on a general allocator and are included in the selling, general and administrative—affiliates expense line in our condensed consolidated statements of operations. As of June 30, 2006, QCII had a total $62 million of total unrecognized compensation cost related to unvested stock-based awards, which it will recognize over the remaining weighted average vesting terms of 2.8 years, and because our direct parent will continue to record such stock-based compensation, it will continue to bill a portion of such costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately billed to us as a result of stock-based compensation recorded at our direct parent may fluctuate.

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which will be effective for us beginning on January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. For us, FIN No. 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision than we are currently using. Under FIN No. 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN No. 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We currently

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that we will prevail. We are currently evaluating the impact of FIN No. 48 on our financial statements. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, the adoption could have a significant impact on our financial statements by causing us to record in our consolidated financial statements additional income tax increases or decreases from uncertain tax positions.

Note 2: Borrowings

As of June 30, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2006	December 31, 2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$589	$—
Current portion of capital lease obligations	1	1

Total current borrowings	$590	$1

Long-term borrowings:
Long-term notes	$7,071	$7,660
Long-term capital lease obligations	8	4

Total long-term borrowings	$7,079	$7,664

Note 3: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker (“CODM”) for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other segmentation. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Set forth below is information for the three and six months ended June 30, 2006 and 2005 about revenue derived from external customers for our products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Voice services	$1,585	$1,723	$3,206	$3,430
Data and Internet services	631	537	1,246	1,093
Other services	5	2	10	7

Total operating revenue	$2,221	$2,262	$4,462	$4,530

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Voice services. Voice services revenue includes local voice, IntraLATA long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long- distance voice services revenue includes IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, and WAN), and Internet services (such as high-speed Internet and ISDN).

Other services. Other services revenue is predominantly derived from the sublease of our real estate, such as space in our office buildings, warehouses and other properties.

Affiliate services revenue is derived from telecommunications and other services provided to our affiliated entities. In addition to voice services, data and Internet services and other services, we provide to our affiliates sales and marketing services relating to our affiliates’ products and services and other miscellaneous services, including billing and collection services.

While revenue from affiliates provided approximately ten percent of our total operating revenue, we do not have any single customer that provides more than ten percent of our total revenue derived from external customers.

Note 4: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the matter discussed below under the “Regulatory Matter” subheading, as well as one of the “Remaining Securities Actions” described below). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain of QCII’s registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

the tens of billions of dollars. The SPA action described below has been consolidated with the consolidated securities action for certain purposes.

On November 23, 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order preliminarily approving the proposed settlement and certifying a settlement class on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. The hearing to consider final approval of the proposed settlement was held on May 19, 2006, and the matter remains pending before the court.

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

If approved, the proposed settlement agreement in the consolidated securities action will settle and release the individual claims of the class representatives and the claims of the class they represent against QCII and all defendants except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, QCII has received $10 million from Arthur Andersen LLP. If the settlement is approved, Arthur Andersen will also be released by the class representatives and the class they represent. If the settlement is not approved, QCII will repay the $10 million to Arthur Andersen. No parties admit any wrongdoing as part of the proposed settlement.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides QCII with the right to terminate the settlement if QCII does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iii) is subject to review on appeal even if the district court were finally to approve it.

A number of parties, including large pension funds, have requested exclusion from the proposed settlement of the consolidated securities action. As noted below under “Remaining Securities Actions—Opt-Outs with Previously-Filed Lawsuits,” seven parties that had filed individual suits against QCII prior to the proposed settlement of the consolidated securities action have requested exclusion from the proposed settlement, and as noted below under “Remaining Securities Actions—Opt-Outs with Recently-Filed Lawsuits,” other parties that have requested exclusion from the proposed settlement filed individual suits against QCII after QCII entered into the proposed settlement. QCII will vigorously defend against such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Settlement of Consolidated ERISA Action

Seven putative class actions purportedly brought against QCII on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. Under the proposed settlement agreement, QCII would pay a total of $33 million in cash to the Plan no later than 90 days after preliminary approval of the proposed settlement by the federal district court in Colorado. Deutsche Bank would pay a total of $4.5 million in cash to the Plan to settle the claims against it. No parties admit any wrongdoing as part of the proposed settlement. If the proposed settlement is approved by the court, QCII will receive certain insurance proceeds as a contribution by individual defendants to this settlement, which will offset $10 million of QCII’s $33 million payment. In addition to the $33 million cash settlement, QCII has also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against QCII and all other defendants in the consolidated ERISA action. On July 25, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for October 27, 2006 to consider final approval of the proposed settlement, and (3) certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or QCII common stock in their Plan accounts from March 7, 1999 until January 12, 2004. The proposed settlement is subject to review on appeal if the district court were finally to approve it.

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

QCII has a reserve recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions described below as well as any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

QCII continues to defend against the remaining securities actions described below vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions (or any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action) substantially in excess of QCII’s recorded reserves could have a significant impact on QCII, and QCII can give no assurance that it will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

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

Remaining Securities Actions

QCII is a defendant in the securities actions described below. Plaintiffs in these actions have requested exclusion from the proposed settlement of the consolidated securities action. Plaintiffs have variously alleged, among other things, that QCII and the other defendants violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Opt-Outs with Previously-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $900 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

Opt-Outs with Recently-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $462 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
New York State Common Retirement Fund	April 18, 2006	United States District Court for the Southern District of New York
San Francisco Employees Retirement System	April 18, 2006	United States District Court for the Northern District of California
Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado
Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	United States District Court for the Eastern District of Pennsylvania
Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	United States District Court for the Southern District of New York

Additional Opt-Out Parties. Since QCII announced the proposed settlement of the consolidated securities action, a number of additional persons, including large pension funds, have requested to be excluded from the class. Some of these additional opt-out parties have recently filed actions against QCII, which are included in the summary that appears above under “Opt-Outs with Recently-Filed Lawsuits.” QCII expects that other parties who have opted out will file actions against QCII as well if QCII is unable to resolve those matters amicably. The claims of those persons who requested to be excluded from the class will not be released as a result of the proposed settlement of the consolidated securities action, even in the event that the settlement is approved. In the aggregate, the persons who have requested exclusion from the class, excluding those listed above under “Opt-Outs with Previously-Filed Lawsuits” and “Opt-Outs with Recently-Filed Lawsuits,” contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.34 billion, which does not include any claims for punitive damages or interest. Due in part to the recent timing of the decisions by these persons to request exclusion from the proposed settlement of the consolidated securities action and to the fact that many of the persons who requested exclusion have not filed lawsuits, it is difficult to evaluate the claims that they have asserted or may assert. QCII will vigorously defend against any such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. Under the settlement agreement, QCII will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, QCII will issue shares of its stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement, which has been filed with the district court, is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. Plaintiffs have appealed that order to the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we were in compliance with or were likely to meet a commitment that we made in 2001 to invest $788 million in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. The Commission concluded in this Final Order that we had an unconditional commitment to invest $788 million over the life of the AFOR. The Commission also ruled that if we failed to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On February 24, 2006, the federal district court granted the defendants’ motion to dismiss and on June 29, 2006, the New Mexico Supreme Court issued its opinion affirming the Commission’s Final Order. The opinion concluded that the Commission had the authority to add to the AFOR the incentive requiring Qwest to issue credits or refunds in the amount of the shortfall between the investment commitment and the amount invested during the term of the AFOR.

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would resolve the disputes described above. This settlement must be approved by the Commission, and we anticipate that the Commission will hold a public hearing prior to deciding whether to grant such approval. Under the settlement, we would contribute $15 million, for which we have established a liability, to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. In addition, we would invest in our New Mexico network a total of $250 million over 42 months in specific categories of telecommunications infrastructure projects. Our obligation to make these expenditures and investments will arise only upon approval of the settlement by the Commission. In the unlikely event that we do not achieve the required investment level over the 42 month period, we would be required to refund any deficiency to our New Mexico customers.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes the allocation of the costs between QCII and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision, which was favorable to QCII. The IRS may appeal the decision to the 10th Circuit Court of Appeals. The trial for the 1997-1998 tax years has been scheduled for April 2007. If QCII ultimately were to lose this issue

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

for the tax years 1994 through 1998, QCII estimates it would have to pay approximately $57 million in tax plus approximately $47 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

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

On May 12, 2006, QCII agreed to acquire OnFiber Communications, Inc., a privately-held Austin, Texas based provider of custom-built and managed network solutions, for a purchase price of $107 million, subject to certain purchase price adjustments. QCII expects this acquisition will require it to make a cash payment in the third quarter of 2006.

Note 5: Dividends

During the three and six months ended June 30, 2006, we declared dividends to our parent of $0 and $1.0 billion, respectively. Subsequent to our June 30, 2006 balance sheet date, in July 2006 we declared a dividend of $400 million to our parent.

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

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting other telephony services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenue and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We have expanded our availability of these services and continue to increase the available connection speeds in order to meet customer demand. We expect this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services—such as local voice, long-distance, high-speed Internet, video and wireless—and features and services—such as three-way calling and call forwarding—related to an access line. To do so, we rely on joint marketing relationships with our affiliates, which allow us to bundle our services with wireless, long distance, video and other services. As a result of these offerings, our sales of bundled products have increased.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from the provision of voice services, data and Internet services and other services, as well as from the provision of services to our affiliates.

•	Voice services. Voice services revenue includes local voice, IntraLATA long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines and WAN) and Internet services (such as high-speed Internet and ISDN).

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

•	Affiliate services. Affiliate services revenue is derived from telecommunications and other services provided to our affiliated entities. In addition to voice services, data and Internet services and other services, we provide to our affiliates sales and marketing services relating to our affiliates’ products and services and other miscellaneous services, including billing and collection services.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)				(Dollars in millions)
Operating revenue	$2,460	$2,542	$(82)	(3)%	$4,938	$5,093	$(155)	(3)%
Operating expenses	1,890	1,973	(83)	(4)%	3,765	3,939	(174)	(4)%
Other expense—net	153	168	(15)	(9)%	305	330	(25)	(8)%

Income before income taxes	417	401	16	4%	868	824	44	5%
Income tax expense	(154)	(151)	(3)	(2)%	(321)	(312)	(9)	(3)%

Net income	$263	$250	$13	5%	$547	$512	$35	7%

Operating Revenue

The following table compares operating revenue for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)				(Dollars in millions)
Voice services	$1,585	$1,723	$(138)	(8)%	$3,206	$3,430	$(224)	(7)%
Data and Internet services	631	537	94	18%	1,246	1,093	153	14%
Affiliate services	239	280	(41)	(15)%	476	563	(87)	(15)%
Other services	5	2	3	150%	10	7	3	43%

Total operating revenue	$2,460	$2,542	$(82)	(3)%	$4,938	$5,093	$(155)	(3)%

Voice Services

The decrease in voice services revenue for the three and six months ended June 30, 2006 was primarily due to continued mass markets and business access line losses from competitive pressures, including wireless and cable substitution. Access services revenue also declined primarily due to a $23 million favorable settlement of a customer billing dispute in the three months ended June 30, 2005. Additionally, for the three and six months ended June 30, 2006, regulated access rates decreased due to legislative action in certain states and wholesale volumes decreased. We also recognized a one-time benefit in the three months ended June 30, 2005 due to favorable regulatory rulings. In addition, we are seeing a decline in local services revenue related to our bundle discounts as more customers take advantage of bundled offerings. We continue to see declines in wholesale access lines, as demand for UNEs decreases.

The following table shows our access lines by channel as of June 30, 2006 and 2005:

	Access Lines
	As of June 30,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(in thousands)
Mass markets	9,759	10,235	(476)	(5)%
Business	2,900	3,044	(144)	(5)%
Wholesale	1,624	1,808	(184)	(10)%

Total	14,283	15,087	(804)	(5)%

Data and Internet Services

The increase in data and Internet services revenue for the three and six months ended June 30, 2006 was primarily due to the transfer of a new Internet service to us from an affiliate and to a 50% increase in high-speed Internet subscribers as of June 30, 2006 compared to June 30, 2005 in our mass markets channel. This growth in high-speed Internet subscribers resulted generally from customers migrating from dial-up connections and expanded service availability.

Affiliate Services

The decrease in affiliate services revenue was primarily caused by a price reduction for billing and collection services and a loss of services provided to affiliates, primarily from our affiliate’s transition to a third-party wireless provider. The decreases were partially offset by increased Private Line and other services primarily in support of our affiliates’ data and Internet businesses.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)				(Dollars in millions)
Operating expenses:
Cost of sales:
Employee-related costs	$339	$335	$4	1%	$685	$696	$(11)	(2)%
Network expenses	47	57	(10)	(18)%	88	104	(16)	(15)%
Other non-employee- related costs	139	132	7	5%	270	257	13	5%
Affiliate costs	49	65	(16)	(25)%	109	118	(9)	(8)%

Total cost of sales	574	589	(15)	(3)%	1,152	1,175	(23)	(2)%
Selling, general and administrative:
Employee-related costs	151	158	(7)	(4)%	290	318	(28)	(9)%
Bad debt	15	17	(2)	(12)%	35	40	(5)	(13)%
Restructuring, realignment and severance related costs	1	(3)	4	nm	5	2	3	150%
Property and other taxes	83	100	(17)	(17)%	161	187	(26)	(14)%
Other non-employee- related costs	207	173	34	20%	395	329	66	20%
Affiliate costs	267	276	(9)	(3)%	539	555	(16)	(3)%

Total selling, general and administrative	724	721	3	0%	1,425	1,431	(6)	(0)%
Depreciation	523	578	(55)	(10)%	1,048	1,157	(109)	(9)%
Capitalized software amortization	69	85	(16)	(19)%	140	176	(36)	(20)%

Total operating expenses	$1,890	$1,973	$(83)	(4)%	$3,765	$3,939	$(174)	(4)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are not considered meaningful

Cost of Sales

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses and other non-employee related costs (such as real estate; Universal Service Fund, or USF, charges; call termination fees; materials and supplies; contracted engineering services and computer system support), which are incurred by us or on our behalf by our affiliates. Cost of sales as a percentage of revenue remained flat at 23% of revenue for the three and six months ended June 30, 2006 and 2005.

Network expenses decreased primarily due to an exit from the wholesale modem services market during the quarter ended June 30, 2005, partially offset by higher contract labor costs in 2006. Increases in other non-employee-related costs resulting from utility rate increases and USF adjustments further offset the decrease in network expenses.

The decrease in affiliate costs was primarily due to employee reductions at our affiliates, reduced contract labor and purchases by our affiliates, and reductions in affiliate billing for software development. Cost reductions were partially offset by increased charges for the purchase of wholesale support for a new Internet service from an affiliate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services and sales commissions), severance related costs, bad debt charges, property and other taxes and other non-employee related costs such as real estate, marketing and advertising, professional service fees and computer systems support incurred by us or on our behalf by our affiliates. SG&A as a percentage of revenue increased to 29% for the three and six month periods ended June 30, 2006 from 28% for the same periods in 2005.

Employee-related costs decreased due to decreased salaries and wages as a result of reduced headcount. Property and other taxes decreased primarily due to a net taxable property tax base decrease and favorable property tax settlements. We do not expect property tax reductions to continue at this level. Other non-employee-related costs increased due to increased third-party contract work, increased marketing and advertising costs and additional loss contingency accruals.

Affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. Affiliate costs decreased primarily as a result of employee reductions at our affiliates and reduced contract labor and purchases by our affiliates. These decreases were offset in part by increases in marketing and advertising and long distance expenses and certain changes in cost allocations.

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

Our results include expenses of $40 million and $80 million for the three and six months ended June 30, 2006 as compared to $55 million and $110 million for the three and six months ended June 30, 2005, respectively. The expense is a function of the amount of pension, non-qualified pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The expense is allocated to cost of sales and SG&A.

Depreciation and Amortization

Depreciation expense for the three and six months ended June 30, 2006 was $523 million and $1,048 million, respectively, or 10% and 9% lower than the same periods in the prior year. The primary driver of this decrease was decreased capital expenditures over a period of time and the changing mix of our investment in property, plant and equipment over that period of time. If our capital investment program stays approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year over year depreciation expense will continue to decrease.

Amortization expense for the three and six months ended June 30, 2006 was $69 million and $140 million, respectively, or 19% and 20% lower than the same periods in the prior year. This reduction reflects the lower capital spending on software related assets since 2001.

Other Expense (Income)—Net

Other expense (income)—net generally includes interest expense, net of capitalized interest, and other income—net, which includes interest income.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)				(Dollars in millions)
Interest expense—net	$156	$151	$5	3%	$309	$300	$9	3%
Loss on early retirement of debt—net	–	37	(37)	(100)%	–	37	(37)	(100)%
Other income—net	(3)	(20)	17	85%	(4)	(7)	3	43%

Total other expense (income)—net	$153	$168	$(15)	(9)%	$305	$330	$(25)	(8)%

Other expense (income)—net. The decrease in other expense for the three months ended June 30, 2006 is primarily due to a loss of $37 million resulting from cash tender offers and the issuance of new debt in June 2005, partially offset by a $13 million gain due to the change in fair value of the swap agreements terminated in the three months ended June 30, 2005.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate declined for the three months ended June 30, 2006 to 36.9% as compared to 37.7% for the three months ended June 30, 2005. The rate declined to 37.0% for the six months ended June 30, 2006 as compared to 37.9% for the six months ended June 30, 2005. The decrease was primarily due to an increase in the non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower state taxes, partially offset by an increase in expense associated with our uncertain tax positions.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $15.4 billion at June 30, 2006 and $15.5 billion at December 31, 2005.

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

Near-Term View

We had $102 million in cash and cash equivalents and $8 million of short-term investments available at June 30, 2006. For the six months ended June 30, 2006, our primary source of funds was cash provided by operating activities. During 2006, we expect to use our available excess cash primarily to pay dividends to our parent and make additional investment in our network. For the six months ended June 30, 2006, we declared dividends of $1.0 billion to our parent.

As of June 30, 2006, our working capital deficit had increased $591 million since December 31, 2005, due to $590 million of debt obligations becoming current borrowings, as they mature within the next twelve months, capital expenditures of $624 million and dividends declared of $1.0 billion. These increases were partially offset by our cash generated by operating activities.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

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

QCII has $850 million available to it under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. In July 2006, QCII was substituted for QSC as borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

We expect that our 2006 capital expenditures will be approximately equal to our 2005 levels.

QCII may in the future consider possible means of returning cash to its shareholders if QCII deems its cash position to be sufficient for such a transaction.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

The Credit Facility makes available to QCII $850 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,436	$1,711	$(275)	(16)%
Used for investing activities	(598)	(378)	(220)	(58)%
Used for financing activities	(896)	(1,330)	434	33%

(Decrease) increase in cash and cash equivalents	$(58)	$3	$(61)	nm

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

The decrease in cash provided by operating activities is primarily attributable to a decrease in revenue and an increase in income taxes paid to our parent of $138 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, partially offset by decreases in cost of goods sold and SG&A during the same period.

Investing Activities

Our capital expenditures totaled $624 million and $517 million (net of tax refund of $33 million) for the six months ended June 30, 2006 and 2005, respectively. The increase in capital expenditures was due primarily to increased spending for strategic products and outside plant, which includes network assets, such as cables, poles, equipment and other components that are physically located outside of our company buildings. Although our capital expenditures for the six months ended June 30, 2006 increased over the same period in 2005, we expect that our 2006 capital expenditures will be approximately equal to our 2005 levels. Additionally, during the six months ended June 30, 2005, we received net proceeds of $126 million from investments managed by our parent.

Financing Activities

The decrease in cash used for financing activities was primarily attributable to decreased dividend payments made to QSC during the six months ended June 30, 2006 as compared to the same period in 2005.

Credit Ratings

The table below summarizes our long-term debt ratings at June 30, 2006 and December 31, 2005:

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

As of June 30, 2006 and December 31, 2005, approximately $1.25 billion of our floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have caused an immaterial increase in interest expense for the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, we had approximately $0.1 billion and $0, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of June 30, 2006, our proportionate share of QCII’s investments was $42 million of cash invested in money market instruments and $8 million invested in short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in money market rates would not have had a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including one of our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to these and other factors, we continue to lose access lines and are experiencing pressure on profit margins.

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

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated, or have announced plans to consolidate, with other telecommunications providers. This trend will result in competitors that are larger and better financed and will afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from all of these matters. QCII has a recorded reserve in its financial statements for the minimum estimated amount of loss it believes is probable with respect to the remaining securities actions described in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as to any additional actions that may be brought by parties that, as described under “Additional Opt-Out Parties” in Note 4, have more recently requested to be excluded from the proposed settlement of the consolidated securities action. However, the ultimate outcomes of these matters are still uncertain and the amount of loss QCII ultimately incurs could be substantially more than the reserves it has provided. If the recorded reserves are insufficient, QCII will need to record additional charges to its consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII and we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Further, there exist other material proceedings pending against QCII and us as described in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

Trials could take place in the pending SEC lawsuit against Mr. Nacchio and others or in connection with the criminal charges against Mr. Nacchio. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence in QCII and us and cause the trading price for our debt securities to decline.

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

Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of June 30, 2006, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $15.4 billion as of that date. Approximately $2.9 billion of QCII’s debt, which includes $1.0 billion of our debt obligations, comes due over the next three years. In addition, holders of QCII’s $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because QCII believes it would likely result in adverse economic consequences to such holders. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

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

QCII may in the future consider possible means of returning cash to its shareholders if QCII deems its cash position to be sufficient for such a transaction.

QCII’s $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our annual report on Form 10-K for the year ended December 31, 2005, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 4—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In addition, for example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for its 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. And in June 2006 QCII received notices of proposed adjustments on several significant issues for its 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. There is no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to QCII.

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

While QCII believes its tax reserves adequately provide for the associated tax contingencies, QCII’s tax audits and examinations may result in tax liabilities that differ materially from those QCII has recorded in its consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and QCII can give no assurance as to whether an adverse result from one or more of them will have a material effect on its financial results or its net operating loss carryforwards, which could in turn affect our financial condition and operating results to the extent the matters affect us.

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

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

Exhibit No.	Description
(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.2)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.3)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 1, 2006