Form 10-Q
period 2006-09-30
QWEST CORP
filed 2006-10-31
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

On October 30, 2006, one share of Qwest Corporation common stock was outstanding.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,220	$2,219	$6,682	$6,749
Operating revenue—affiliates	256	251	732	814

Total operating revenue	2,476	2,470	7,414	7,563

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	535	554	1,578	1,611
Cost of sales—affiliates	60	56	169	174
Selling, general and administrative	447	433	1,333	1,309
Selling, general and administrative—affiliates	257	274	796	829
Depreciation	525	587	1,573	1,744
Capitalized software amortization	64	79	204	255

Total operating expenses	1,888	1,983	5,653	5,922

Other expense (income)—net:
Interest expense—net	154	155	463	455
Loss on early retirement of debt—net	9	—	9	37
Other—net	(4)	(8)	(8)	(15)

Total other expense (income)—net	159	147	464	477

Income before income taxes	429	340	1,297	1,164
Income tax expense	(152)	(130)	(473)	(442)

Net income	$277	$210	$824	$722

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$235	$160
Short-term investments	42	8
Accounts receivable (less allowance of $56 and $66, respectively)	1,007	1,019
Accounts receivable—affiliates	165	127
Deferred income taxes	115	98
Prepaid expenses and other current assets	219	218

Total current assets	1,783	1,630

Property, plant and equipment—net	13,270	14,037
Capitalized software—net	456	594
Prepaid pension asset	977	1,013
Other assets	267	297

Total assets	$16,753	$17,571

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$71	$1
Accounts payable	446	454
Accounts payable-affiliates	541	609
Dividends payable—QSC	205	126
Accrued expenses and other current liabilities	669	685
Deferred revenue and advance billings	470	492

Total current liabilities	2,402	2,367

Long-term borrowings (net of unamortized debt discount of $127 and $129, respectively)	7,610	7,664
Post-retirement and other post-employment benefit obligations	2,827	2,851
Deferred revenue	182	193
Deferred income taxes	1,661	1,881
Other long-term liabilities	270	279

Total liabilities	14,952	15,235

Commitments and contingencies (Note 5)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,197	10,157
Accumulated deficit	(8,396)	(7,821)

Total stockholder’s equity	1,801	2,336

Total liabilities and stockholder’s equity	$16,753	$17,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Operating activities:
Net income	$824	$722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,777	1,999
Provision for bad debts—net	50	53
Deferred income taxes	(241)	(159)
Loss on early retirement of debt—net	9	37
Other non-cash charges—net	12	15
Changes in operating assets and liabilities:
Accounts receivable	(38)	(56)
Accounts receivable—affiliates	(38)	28
Prepaid expenses and other current assets	30	35
Accounts payable and accrued expenses and other current liabilities	4	(64)
Accounts payable—affiliates	(70)	(79)
Deferred revenue and advance billings	(33)	(52)
Other non-current assets and liabilities	44	33

Cash provided by operating activities	2,330	2,512

Investing activities:
Expenditures for property and equipment and intangible assets (net of tax refund of $33 million in 2005)	(916)	(854)
Interest in net proceeds from investments managed by QSC	(34)	148
Proceeds from sale of property and equipment	43	—
Other	5	16

Cash used for investing activities	(902)	(690)

Financing activities:
Proceeds from long-term borrowings	600	1,150
Repayments of long-term borrowings, including current maturities	(590)	(1,134)
Dividends paid to QSC	(1,321)	(1,820)
Other	(42)	(43)

Cash used for financing activities	(1,353)	(1,847)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	75	(25)
Beginning balance	160	342

Ending balance	$235	$317

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations for the three and nine months ended September 30, 2006 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

Certain prior period balances have been reclassified to conform to the current presentation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal matters and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 5—Commitments and Contingencies.

Allocations from Affiliates

We purchase services from our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. Our affiliates charge us for these services based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include factors for payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to us for the services we

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

use. If costs cannot be directly assigned, they are allocated among all affiliates, including QC, based upon cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, QCII adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

Depreciation and Amortization

Property, plant and equipment are shown net of accumulated depreciation on our condensed consolidated balance sheets. As of September 30, 2006 and December 31, 2005, accumulated depreciation was $30.4 billion and $29.3 billion, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.1 billion and $861 million as of September 30, 2006 and December 31, 2005, respectively.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for additional information on this recently adopted accounting pronouncement.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for us beginning on January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. For us, FIN 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision than we are currently using. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We currently recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

we will prevail. We are evaluating the impact of FIN 48 on our financial statements. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, the adoption could have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for us beginning with our fiscal year ending on December 31, 2006. Additionally, in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of these pronouncements to have an impact on our financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 represents the first phase of the FASB’s two phase project to reconsider defined benefit pension and other postretirement plan accounting. SFAS No. 158 requires recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in a company’s statement of financial position and requires a company to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No 158 also requires measurement of the funded status of a plan as of the date of its year-end statement of financial position. Phase two will be a comprehensive examination of accounting for defined benefit pension and other postretirement plans and may reconsider the guidance of SFAS No. 158.

The guidance of SFAS No. 158 is effective for us in two steps. Step one is effective for us beginning with our fiscal year ending on December 31, 2006 and requires us to recognize on our consolidated balance sheet the over-funded or under-funded amount of our defined benefit postretirement plans. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise but are not currently required to be recognized as components of net periodic benefit cost. Other comprehensive income is then adjusted as these amounts are later recognized into income as components of net periodic benefit cost. The adoption of step one requires us to record on our consolidated balance sheet increases in post-retirement and other post-employment benefit obligations and increases in accumulated other comprehensive loss. The adoption of step one could have a significant impact on our financial statements. Step two is effective for us beginning with our fiscal year ending on December 31, 2008 and requires us to disclose in the notes to our financial statements additional information about the expected effects on net periodic benefit cost of delayed recognition of the actuarial gains and losses and the prior service costs and credits. It also requires disclosure of information about any transition asset or obligation remaining from the application of pre-existing rules and requires a year end measurement date. We currently use December 31 as the measurement date of the funded status of our plans, which is the same date as our year end consolidated balance sheet. We do not expect the adoption of step two to have an impact on our financial statements.

Note 2: Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R). Prior to 2006, we accounted for awards of QCII stock granted to our employees under the intrinsic-value recognition and measurement principles of Accounting

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards and applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, we have not adjusted the financial statements for periods ended prior to December 31, 2005. Compensation cost arising from stock-based awards granted to our employees is recognized as expense using the straight-line method over the vesting period and is included in the cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The total compensation cost for awards of QCII stock granted to our employees was less than $1 million for the three and nine months ended September 30, 2006. Because we purchase a significant amount of services from our parent, the direct stock-based compensation costs recorded by us for stock-based awards granted to our employees are not necessarily indicative of the costs we would have incurred had we operated as a stand-alone entity during the periods presented.

The following table illustrates the effect on net income for the three and nine months ended September 30, 2005 as if compensation costs arising from stock-based awards of QCII stock granted to our employees had been determined based on the fair value at the grant dates:

	September 30, 2005
	Three Months Ended	Nine Months Ended
	(Dollars in millions)
Net income:
As reported	$210	$722
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $26 and $33, respectively	(42)	(54)

Pro forma net income	$168	$668

Our direct parent also adopted SFAS No. 123(R) on January 1, 2006, and as a result of its increased costs, it increased its billings to us during the three and nine months ended September 30, 2006 by approximately $3 and $10 million, respectively. These costs are not directly assigned, but are billed to us based on a general allocator and are included in the selling, general and administrative—affiliates expense line in our condensed consolidated statements of operations. As of September 30, 2006, QCII had $56 million of total unrecognized compensation cost related to unvested stock-based awards, which it will recognize over the remaining weighted average vesting terms of 2.8 years, and because our direct parent will continue to record such stock-based compensation, it will continue to bill a portion of such costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately billed to us as a result of stock-based compensation recorded at our direct parent may fluctuate.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Note 3: Borrowings

As of September 30, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	September 30, 2006	December 31, 2005

	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$70	$—
Current portion of capital lease obligations	1	1

Total current borrowings	$71	$1

Long-term borrowings:
Long-term notes	$7,602	$7,660
Long-term capital lease obligations	8	4

Total long-term borrowings	$7,610	$7,664

On August 8, 2006, we issued $600 million aggregate principal amount of our 7.5% Notes due 2014. The notes are unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt. We plan to file an exchange offer registration statement with the SEC for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 315 calendar days of the date of issuance of the notes. If we fail to file this registration statement or fail to satisfy other obligations under the registration rights agreement relating to the notes, we will be required to pay additional interest on the notes at a rate of 25 basis points per year. The net proceeds of approximately $592 million have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets. Concurrent with the issuance of the notes, we called the remaining $500 million aggregate principal amount of our floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The prepayment resulted in a loss on early retirement of debt of $9 million.

On September 21, 2006, we also redeemed the remaining $90 million aggregate principal amount of our 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Note 4: Contribution to QCII Segments

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Revenue derived from external customers for the three and nine months ended September 30, 2006 and 2005 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Voice services	$1,556	$1,668	$4,764	$5,098
Data and Internet services	659	545	1,903	1,638
Other services	5	6	15	13

Total operating revenue	$2,220	$2,219	$6,682	$6,749

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

Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, and WAN) and Internet services (such as high-speed Internet and ISDN).

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

Note 5: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the matter discussed below under the heading “Regulatory Matter” and the matter discussed below under the heading “DOJ Investigation and Remaining Securities Actions – Other”). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including making materially false statements in certain of QCII’s registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

On November 23, 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. The order is subject to appeal.

Under the settlement, QCII will pay a total of $400 million in cash—$100 million of which was deposited into an escrow account in the first quarter of 2006, $100 million of which was deposited on October 27, 2006, and $200 million of which will be deposited on January 15, 2007, plus interest on the $200 million at 3.75% per year for the period from October 29, 2006 through January 14, 2007.

The settlement resolves and releases the individual claims of the class representatives and the claims of the class they represent against QCII and all defendants except Joseph Nacchio, QCII’s former chief executive officer, and Robert Woodruff, QCII’s former chief financial officer. As part of the settlement, QCII received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not ultimately effected, QCII will repay the $10 million to Arthur Andersen. No parties admit any wrongdoing as part of the settlement.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against QCII. QCII will vigorously defend against such claims.

Settlement of Consolidated ERISA Action

Seven putative class actions purportedly brought against QCII on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against QCII and others under the Employee

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. QCII has deposited $33 million in cash into a settlement fund for the benefit of the Plan in connection with the proposed settlement. Deutsche Bank has deposited $4.5 million in cash into a settlement fund for the benefit of the Plan to settle the claims against it in connection with the proposed settlement. No parties admit any wrongdoing as part of the proposed settlement. QCII received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of QCII’s $33 million payment. If the settlement is not ultimately effected, QCII will repay these insurance proceeds. In addition to the $33 million cash settlement, QCII has also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against QCII and all other defendants in the consolidated ERISA action. The federal district court in Colorado has issued orders (1) preliminarily approving the proposed settlement, (2) setting a hearing for November 17, 2006 to consider final approval of the proposed settlement, and (3) certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or QCII common stock in their Plan accounts from March 7, 1999 until January 12, 2004. The proposed settlement is subject to review on appeal if the district court were finally to approve it.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or QCII’s 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from these matters.

QCII has a reserve recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions described below as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserve it has provided.

QCII continues to defend against the remaining securities actions described below vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

Remaining Securities Actions

QCII is a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that QCII and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of QCII, former officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $1.51 billion; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

California State Teachers’ Retirement System	December 10, 2002	Superior Court, State of California, County of San Francisco

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Stichting Pensioenfonds ABP (SPA)	February 9, 2004	Federal District Court in Colorado

Shriners Hospital for Children	March 22, 2004	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

A number of New York City pension and retirement funds	September 22, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims were not released by the order approving the settlement of the consolidated securities action. QCII expects that some of these other persons will file actions against it if it is unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above, contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

Other

A putative class action purportedly brought on behalf of purchasers of QCII’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action is pending in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. Under the settlement agreement, QCII has deposited $5.5 million in cash into a settlement fund on behalf of the settlement class, and no later than 30 days following final approval by the court, QCII will issue shares of its stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate proposed settlement agreement with the putative class representative. The federal district court for the Southern District of New York has issued orders (1) preliminarily approving the proposed settlements, (2) setting a hearing for January 4, 2007 to consider final approval of the proposed settlements, and (3) certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002.

QCII’s settlement agreement with the putative class representative is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides QCII with the right to terminate the settlement if it does not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the proposed settlement is consummated. No parties admit any wrongdoing as part of the proposed settlement.

Certain individuals and entities have opted out of the KPNQwest securities settlement class. As a result, their claims will not be released even if the settlement is finally approved by the district court. Some of these individuals and entities have already filed actions against QCII, as described below. QCII expects that at least some of the others who opted out will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who have requested exclusion from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as QCII learns more about the potential claims of

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

those who opted out of the settlement class. Due to the fact that many of those who requested exclusion from the settlement class have not filed lawsuits based on the losses they claim to have incurred from their investments in KPNQwest securities during the settlement class period, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

Other KPNQwest-Related Proceedings

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII was a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs have appealed the summary judgment order to the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII was a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they sought damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also sought treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. That decision is subject to appeal.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a lawsuit in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands against QCII, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. The plaintiffs allege damages of approximately €219 million (or $278 million based on the exchange rate on September 30, 2006).

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Other than the putative class action in which QCII has entered into a proposed settlement (and for which it has a remaining reserve of $5.5 million in connection with the proposed settlement), QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would resolve the disputes described above. This settlement must be approved by the Commission, and the hearing to consider the settlement is set for November 2006. Under the settlement, we would contribute $15 million, for which we have established a liability, to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. In addition, we would invest in our New Mexico network a total of $250 million over 42 months in specific categories of telecommunications infrastructure projects. Our obligation to make these expenditures and investments will arise only upon approval of the settlement by the Commission. In the unlikely event that we do not achieve the required investment level over the 42 month period, we would be required under the settlement to refund any deficiency to our New Mexico customers.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against QCII (including a number of its subsidiaries). The lawsuit alleges infringement by QCII of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to QCII. Katz is also involved in approximately 24 other cases against numerous other unrelated entities both in Delaware and in the Eastern District of Texas. Although the complaint against QCII is vague, it generally alleges infringement based on QCII’s use of interactive voice response systems to automate processing of customer calls to it. Katz seeks unspecified damages, trebling of the damages based on alleged willful infringement, attorney’s fees and injunctive relief.

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputes the allocation of the costs between QCII and third parties. Similar claims have been asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision for the tax years 1994 to 1996, which was favorable to QCII. The IRS may appeal the decision to the 10th Circuit Court of Appeals. The trial for the 1997-1998 tax years has been scheduled for April 2007. If QCII ultimately were to lose this issue for the tax years 1994 through 1998, QCII estimates it would have to pay approximately $57 million in tax plus approximately $51 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

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

Note 6: Severance Accruals

We continue to manage our cost structure and reflect the impact of productivity gains achieved. For the three and nine months ended September 30, 2006, we recorded $32 million and $33 million of severance costs, respectively. These costs were included in our condensed consolidated statements of operations in selling, general and administrative expenses. We expect to substantially complete these payments in 2007.

Note 7: Dividends

During the three and nine months ended September 30, 2006, we declared dividends to our parent of $400 million and $1.4 billion, respectively. On October 16, 2006 we declared a dividend of $600 million to our parent.

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

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker, or CODM, for us is the same as that for the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other services segments. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2005. Our business contributes to the segments reported by QCII, but the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. See further discussion in Note 4—Contribution to QCII Segments to our condensed consolidated financial statements in Item 1 of Part I of this report. Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting other telephony services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenue and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We have expanded our availability of these services. In addition, we continue to increase the available connection speeds in order to meet customer demand and expect this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services (such as local voice, long-distance, high-speed Internet, video and wireless) and features and services (such as three-way calling and call forwarding) related to an access line. To do so, we rely on joint marketing relationships with our affiliates, which allow us to bundle our services with wireless, long distance, video and other services. As a result of these offerings, our sales of bundled products have increased.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

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

•	Voice services. Voice services revenue includes local voice, IntraLATA long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. IntraLATA long-distance voice services revenue includes IntraLATA long-distance services within our local service area. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines and WAN) and Internet services (such as high-speed Internet and ISDN).

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

•	Affiliate services. Affiliate services revenue is derived from telecommunications and other services provided to our affiliated entities. In addition to voice services, data and Internet services and other services, we provide to our affiliates sales and marketing services relating to our affiliates’ products and services and other miscellaneous services, including billing and collection services.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,476	$2,470	$6	0%	$7,414	$7,563	$(149)	(2)%
Operating expenses	1,888	1,983	(95)	(5)%	5,653	5,922	(269)	(5)%
Other expense—net	159	147	12	8%	464	477	(13)	(3)%

Income before income taxes	429	340	89	26%	1,297	1,164	133	11%
Income tax expense	152	130	22	17%	473	442	31	7%

Net income	$277	$210	$67	32%	$824	$722	$102	14%

Operating Revenue

The following table compares operating revenue for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Voice services	$1,556	$1,668	$(112)	(7)%	$4,764	$5,098	$(334)	(7)%
Data and Internet services	659	545	114	21%	1,903	1,638	265	16%
Affiliate services	256	251	5	2%	732	814	(82)	(10)%
Other services	5	6	(1)	(17)%	15	13	2	15%

Total operating revenue	$2,476	$2,470	$6	0%	$7,414	$7,563	$(149)	(2)%

Voice Services

The decrease in voice services revenue for the three and nine months ended September 30, 2006 was primarily due to mass markets and business access line losses from competitive pressures, including wireless and cable substitution. In addition, we are seeing a decline in local voice services revenue related to our bundle discounts. Access services revenue also decreased primarily due to a $23 million favorable settlement of a customer billing dispute in the second quarter of 2005 and the recognition of a non-recurring benefit due to favorable regulatory rulings during the nine months ended September 30, 2005. Additionally, for the three and nine months ended September 30, 2006, regulated access rates decreased due to legislative action in certain states and wholesale volumes decreased. We continue to see declines in wholesale access lines as demand for UNEs decreases.

The following table summarizes our access lines by channel as of September 30, 2006 and 2005:

	As of September 30,
	2006	2005	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,601	10,145	(544)	(5)%
Business	2,872	3,032	(160)	(5)%
Wholesale	1,564	1,756	(192)	(11)%

Total access lines	14,037	14,933	(896)	(6)%

Data and Internet Services

The increase in data and Internet services revenue for the three and nine months ended September 30, 2006 compared to the same periods of 2005 was primarily due to the transfer of a new Internet service to us from an affiliate and to a 46.1% increase in high-speed Internet subscribers. To a lesser extent, the increase was also due to an increase in satellite subscribers. The growth in high-speed Internet revenue resulted from increased penetration and expanded service availability and from customers migrating from dial-up connections to higher speed plans.

Affiliate Services

The decrease in affiliate services revenue for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily due to a price reduction for billing and collection services provided. Additionally, in connection with our affiliate’s transition to a third party wireless provider, we no longer provide certain services to that affiliate. This transition was completed in 2005. These decreases were partially offset by increased Private Line and other services primarily in support of our affiliates’ data and Internet businesses.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Employee-related costs	$351	$353	$(2)	(1)%	$1,036	$1,049	$(13)	(1)%
Network expenses	55	56	(1)	(2)%	143	160	(17)	(11)%
Other non-employee related costs	129	145	(16)	(11)%	399	402	(3)	(1)%
Affiliate costs	60	56	4	7%	169	174	(5)	(3)%

Total cost of sales	595	610	(15)	(2)%	1,747	1,785	(38)	(2)%

Selling, general and administrative:
Employee-related costs	148	148	—	0%	438	466	(28)	(6)%
Bad debt	15	13	2	15%	50	53	(3)	(6)%
Property and other taxes	82	82	—	0%	242	269	(27)	(10)%
Restructuring, realignment and severance related costs	36	4	32	nm	41	6	35	nm
Other non-employee related costs	166	186	(20)	(11)%	562	515	47	9%
Affiliate costs	257	274	(17)	(6)%	796	829	(33)	(4)%

Total selling, general and administrative	704	707	(3)	(0)%	2,129	2,138	(9)	(0)%

Depreciation	525	587	(62)	(11)%	1,573	1,744	(171)	(10)%
Capitalized software amortization	64	79	(15)	(19)%	204	255	(51)	(20)%

Total operating expenses	$1,888	$1,983	$(95)	(5)%	$5,653	$5,922	$(269)	(5)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are not considered meaningful

Cost of Sales

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses and other non-employee related costs (such as real estate, Universal Service Fund charges, call termination fees, materials and supplies, contracted engineering services and computer system support), which are incurred by us or on our behalf by our affiliates. Cost of sales as a percentage of revenue remained flat at 24% of revenue for the three and nine months ended September 30, 2006 and 2005.

Network expenses decreased primarily due to an exit from the wholesale modem services market during the second quarter of 2005, partially offset by higher contract labor costs in 2006. Other non-employee-related costs decreased for the third quarter of 2006 compared to the same period of 2005 primarily due to lower call termination fees.

The increase in affiliate costs for the three months ended September 30, 2006 was primarily due to the purchase of wholesale support for data and Internet services from an affiliate. The increase was partially offset by reductions in affiliate billing primarily for software development. The decrease in affiliate costs for the nine months ended September 30, 2006 was primarily due to employee reductions at our affiliates, reduced contract labor and purchases by our affiliates, and reductions in affiliate billing for software development. These cost reductions were partially offset by increased charges for the purchase of wholesale support for data and Internet services from an affiliate.

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

SG&A was flat for the third quarter of 2006 compared to the same period of 2005. In the third quarter of 2006, we incurred $32 million of severance related costs, primarily associated with the closing of two call centers and a planned reduction in network employees as we continue to right-size our workforce in response to changes in the telecommunications industry and productivity improvements. This increase was partially offset by decreased marketing and advertising costs, which are included in other non-employee related costs.

SG&A remained flat for the nine months ended September 30, 2006 compared to same period of 2005. Employee-related costs decreased due to lower salaries and wages as a result of reduced headcount. Property and other taxes decreased primarily due to a net taxable property tax base decrease and favorable property tax settlements. We do not expect property tax reductions to continue at this level. Increases in other non-employee-related costs were due to marketing and advertising costs, other professional services fees and loss contingency accruals.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. Affiliate costs decreased primarily as a result of employee reductions at our affiliates and reduced contract labor and purchases by our affiliates. These decreases were partially offset by increases in marketing and advertising costs.

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

Our results include expenses of $40 million and $120 million for the three and nine months ended September 30, 2006 compared to $24 million and $134 million for the three and nine months ended September 30, 2005, respectively. The expense is a function of the amount of pension, non-qualified pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The expense is allocated to cost of sales and SG&A.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2006 was $525 million and $1.573 billion, respectively, or 11% and 10% lower than the same periods in the prior year. The primary driver of this decrease was decreased capital expenditures since 2002 and the changing mix of our investment in property, plant and equipment over that period of time. If our capital investment program stays approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year-over-year depreciation expense will continue to decrease.

Capitalized Software Amortization

Amortization expense for the three and nine months ended September 30, 2006 was $64 million and $204 million, or 19% and 20% lower than the same periods in the prior year, respectively. This reduction reflects the lower capital spending on software related assets since 2001.

Other Expense (Income)—Net

Other expense (income)—net generally includes interest expense, net of capitalized interest, gains and losses on early retirement of debt and other—net, which includes interest income. The following table provides further detail regarding our other expense—net for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense—net	$154	$155	$(1)	(1)%	$463	$455	$8	2%
Loss on early retirement of debt—net	9	—	9	nm	9	37	(28)	(76)%
Other—net	(4)	(8)	4	50%	(8)	(15)	7	47%

Total other expense (income)—net	$159	$147	$12	8%	$464	$477	$(13)	(3)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

The increase in other expense (income)—net for the third quarter of 2006 was primarily due to a loss of $9 million from the early retirement of debt. The decrease in other expense (income)—net for the nine months ended September 30, 2006 was primarily due to a loss of $37 million from the early retirement of debt in June 2005.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate declined for the three months ended September 30, 2006 to 35.4% as compared to 38.2% for the three months ended September 30, 2005. The rate declined to 36.5% for the nine months ended September 30, 2006 as compared to 38.0% for the nine months ended September 30, 2005. The decrease was primarily due to an increase in the non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower state taxes, partially offset by an increase in expense associated with our uncertain tax positions.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to or affecting QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.9 billion at September 30, 2006 and $15.5 billion at December 31, 2005.

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

Near-Term View

We had $235 million in cash and cash equivalents and $42 million of short-term investments available at September 30, 2006. For the nine months ended September 30, 2006, our primary source of funds was cash provided by operating activities. For the next twelve months, we expect to use our available excess cash primarily to pay dividends to our parent and make additional investment in our network. For the nine months ended September 30, 2006, we declared dividends of $1.4 billion to our parent.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $619 million and $737 million as of September 30, 2006 and December 31, 2005, respectively. Our working capital increased $118 million primarily due to cash generated by operating activities partially offset by the reclassification to current of $70 million of debt obligations maturing within twelve months, capital expenditures of $916 million and dividends declared of $1.4 billion.

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the quarter ended September 30, 2006, we took the following measures to improve our near-term financial position:

•	On August 8, 2006, we issued $600 million aggregate principal amount of our 7.5% Notes due 2014. The net proceeds from the issuance have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets;

•	Concurrent with the issuance of these notes, we called the remaining $500 million aggregate principal amount of our floating rate term loan maturing in June 2007, plus accrued interest of $3 million; and

•	On September 21, 2006, we redeemed the remaining $90 million aggregate principal amount of our 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that we or QCII may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

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

QCII has $850 million available to it under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. Until July 2006, QSC was the potential borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

We expect our 2006 capital expenditures to approximate our 2005 level.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over the next two years. It is QCII’s intention to fully achieve this plan over the next two years, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to the capital markets.

The Credit Facility makes available to QCII $850 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million,

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million ($25 million in the case of one of the debt instruments), or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,330	$2,512	$(182)	(7)%
Used for investing activities	(902)	(690)	(212)	31%
Used for financing activities	(1,353)	(1,847)	494	(27)%

Increase (decrease) in cash and cash equivalents	$75	$(25)	$100	nm

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

The decrease in cash provided by operating activities is primarily attributable to a decrease in revenue and an increase in income taxes paid to our parent of $62 million during the nine months ended September 30, 2006 compared to the same period of 2005, partially offset by decreases in cost of goods sold and SG&A during the same period.

Investing Activities

Our capital expenditures for the nine months ended September 30, 2006 and 2005 were $916 million and $854 million (net of tax refund of $33 million), respectively. The increase in capital expenditures was due primarily to increased spending for strategic products and outside plant, which includes network assets, such as cables, poles, equipment and other components that are physically located outside of our company buildings. Although our capital expenditures for the nine months ended September 30, 2006 increased over the same period in 2005, we expect our 2006 capital expenditures to approximate our 2005 level. In addition, our investments in securities managed by our parent resulted in a $34 million net use of cash in 2006 compared to a $148 million net source of cash in 2005 primarily due to the changes in the balance of our parent’s investments in auction rate securities.

Financing Activities

The decrease in cash used for financing activities was primarily attributable to decreased dividend payments made to QSC during the nine months ended September 30, 2006 compared to the same period of 2005.

Credit Ratings

The table below summarizes our long-term debt ratings at September 30, 2006:

Moody’s	Ba2
S&P	BB
Fitch	BB+

These ratings are the same as they were at December 31, 2005, except that Moody’s rating was Ba3 on that date.

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

Approximately $750 million and $1.25 billion of our floating-rate debt was exposed to changes in interest rates as of September 30, 2006 and December 31, 2005, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on interest expense for the nine months ended September 30, 2006. As of September 30, 2006 and December 31, 2005, we had approximately $70 million and $0 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of September 30, 2006, our proportionate share of QCII’s investments was $167 million of cash invested in money market instruments and $42 million invested in short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

Special Note Regarding Forward Looking Statements

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

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

The DOJ investigation and the remaining securities actions described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions and persons who, at their request, were excluded from the settlement class in the consolidated securities action seek billions of dollars in damages, and the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from all of these matters. QCII has a recorded reserve in its financial statements for the minimum estimated amount of loss it believes is probable with respect to the remaining securities actions described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as any additional actions that may be brought by parties who, at their request, were excluded from the settlement class in the consolidated securities action, but who have not yet filed suit. However, the ultimate outcomes of these matters are still uncertain and the amount of loss QCII ultimately incurs could be substantially more than the reserves it has provided. If the recorded reserves are insufficient, QCII will need to record additional charges to its consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us, and we can give no assurance that QCII and we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

Further, there exist other material proceedings pending against QCII and us as described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

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

Our ultimate parent, QCII, is highly leveraged on a consolidated basis. As of September 30, 2006, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $14.9 billion as of that date. Approximately $2.4 billion of QCII’s debt, which includes approximately $390 million of our debt obligations, comes due over the next three years. In addition, holders of QCII’s $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because QCII believes it would likely result in adverse economic consequences to such holders. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over the next two years. Cash used by QCII in connection with purchases of its common stock would not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2 of Part I of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In addition, for example, in the fourth quarter of 2004, QCII received notices of proposed adjustments on several significant issues for its 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. And in June 2006 QCII received notices of proposed adjustments on several significant issues for its 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. There is no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to QCII.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

Exhibit Number	Description
(10.2)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.3)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

October 31, 2006