Form 10-K
period 2006-12-31
QWEST CORP
filed 2007-02-08
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer    ☐            Accelerated filer    ☐            Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 1, 2007, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation’s common stock is held by non-affiliates.

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

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area.

•

Data Integration. Voice and data telecommunications customer premises equipment and associated professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.5 gigabits per second.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•

High-speed Internet access. Service used to connect to the Internet and private networks. This technology allows existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

•

Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area. Qwest Corporation is an ILEC

•

Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

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

•

IntraLATA long-distance services. These services include calls that terminate outside a customer’s local calling area but within the customer’s LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•

Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

ii

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

•	Private Line. Direct circuit or channel specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice communication similar to our traditional voice that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

•	Web Hosting. The providing of space, power and bandwidth in data centers.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

iii

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS

We are wholly owned by Qwest Services Corporation (“QSC”), which is wholly owned by QCII. We provide voice, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliates. You can find more information about our products and services and about our bundled offerings below under the heading “Products and Services.”

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	VoIP;

•	MPLS-based services sold as iQ Networking™; and

•	Cable-based video.

For certain other products and services we provide, and for a variety of internal communications functions, we utilize QCII’s fiber optic network to transport voice and data traffic. Also, through its fiber optic network, QCII provides nationally and globally some data and Internet access services, including private line, ATM and frame relay, that are similar to services we provide within our local service area.

We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC (“Qwest Wireless”). On May 1, 2004, we transferred ownership of Qwest Wireless to our parent, QSC. As a consequence, we no longer have wireless operations, and the results of operations and financial position of Qwest Wireless are included in discontinued operations in our consolidated financial statements. See Note 8—Transfer of Qwest Wireless Operations to our consolidated financial statements in Item 8 of this report for additional information on discontinued operations.

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

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating results:
Operating revenue	$9,871	$10,048	$10,331
Operating expenses	7,472	7,892	8,016
Income from continuing operations	1,203	989	1,044
Net income	$1,203	$977	$991

	December 31,
	2006	2005
	(Dollars in millions)
Balance sheet data:
Total debt	$7,681	$7,665
Working capital deficit*	(647)	(737)
Accumulated deficit	(8,616)	(7,821)
Total stockholder’s equity	$1,730	$2,336

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

Our operations are integrated into and are part of the segments of the QCII consolidated group. We have the same chief operating decision maker, or CODM, as the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on QCII’s wireline services, wireless services and other services segments. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2006. Our business contributes to QCII’s wireline services and other services segments. However, the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. See further discussion in Note 14—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report.

Customers

We sell our products and services to mass markets, business and wholesale customers. In general, our mass markets customers include consumers and small businesses. Our business customers include local, national and global businesses, governmental entities, and public and private educational institutions. Our wholesale customers are other telecommunications providers that purchase our products and services to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network. We also sell our products and services to our affiliates through our business and wholesale channels.

We sell our products and services to mass markets customers using a variety of channels, including our sales and call centers, our website, retail stores and kiosks and telemarketing. We sell our products and services to business and wholesale customers through direct sales, partnership relationships and arrangements with third-party agents.

Products and Services

We believe consumers value the simplicity and certainty of receiving integrated and unlimited voice services and the convenience of receiving multiple services from a single provider. As such, in 2006 QCII and we launched our “digital voice” advertising campaign to promote integrated local and long-distance voice services to our mass markets customers. We continue to focus on improved customer service across our entire customer base. In addition, through joint marketing relationships with our affiliates, we are also able to bundle our services with additional services offered by our affiliates. For our mass markets customers, we continue to focus on these product bundles and on product packages. For these customers, product bundles are combinations of products and services offered by us or our affiliates (such as high-speed Internet access, video, “digital voice” and wireless), and product packages are combinations of features and services relating to an access line (such as 3-way calling and call forwarding).

Our wireline products and services (consisting of voice services and data, Internet and video services) are offered through our telecommunications network. Our telecommunications network consists of copper cables, fiber optic broadband cables, voice and data switches, and all equipment required to provide telecommunications services within our local service area. Our telecommunications network forms a portion of the Public Switched Telephone Network and serves approximately 14 million access lines in 14 states.

Below are descriptions of the key categories of our wireline products and services.

Voice Services

Local Voice Services

Within our local service area, we originate, transport and terminate local voice services within local exchange service territories as defined by state regulators. We provide various local voice services to our mass markets and business customers, including basic local exchange services and switching services for customers’ communications through facilities that we own. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

Additionally, we provide local voice services to wholesale customers. Our wholesale local voice services include network transport, billing services and access to our assets by other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. We also sell UNEs, which allow our local wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-Distance Voice Services

We provide IntraLATA long-distance voice services to mass markets, business and wholesale customers within our local service area.

Access Services

We also provide services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Data, Internet and Video Services

We offer a broad range of products and professional services that enable our customers to transport voice, data and video telecommunications at speeds up to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our mass markets customers access Internet-based services using a variety of connection speeds and pricing packages. Our business customers use our services to conduct internal and external data transmissions, such as transferring files from one location to another. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

Revenue from our data, Internet and video services currently represents 26% of our total revenue. Several of our data, Internet and video offerings comprise our fastest growing suite of products. These offerings are described below.

•	High-speed Internet access. Mass markets and business customers use this service to connect to the Internet and private networks. This technology allows existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

•	Private line. Private line is a direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

•	Video services. We offer resold satellite digital television services to our mass markets customers.

In addition, we continue to provide several traditional data and Internet services including asynchronous transfer mode, frame relay and integrated services digital network.

Other Services

We provide other services including the sublease of some of our unused real estate, such as space in our office buildings, warehouses and other properties.

Affiliate Services

We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access, and data services that we also provide to external customers.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition will continue to intensify. Regulatory developments and technological advances over the past few years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Voice Services

Local Voice Services

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

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs. We believe consumers value the convenience of receiving multiple services from a single provider. Within the telecommunications industry, these services may include telephone, wireless, television and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In connection with rule changes, we have entered into agreements with many of our UNE purchasers that generally provide for wholesale prices above previously-imposed UNE rates. Despite these developments, the ongoing obligation to provide UNEs continues to reduce our overall revenue and margin. For a detailed discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Access Services

We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. Although our status as an incumbent local exchange carrier helps protect us from direct competition in providing access services, our access service customers face competitive pressures, which in turn affect us. As described throughout this “Competition” section, we face significant competitive pressures in providing data and Internet services directly to our customers. Likewise, our access services customers face similar competitive pressures in providing these services to their customers. As this competition decreases demand for the services of our access services customers, it in turn decreases demand for our access services.

Data, Internet and Video Services

In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that are increasingly providing customers with data services. By doing so, these competitors take inter-site traffic off of our network.

Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are and therefore are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access services.

Regulation

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

Interconnection

The FCC continues to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with and make UNEs available to other telecommunications providers; however, as a result of the FCC’s rules that are discussed below, the intensity of this regulatory activity has diminished. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. In February 2005, the FCC issued new unbundling rules. The new rules, among other things: (i) require ILECs to provide unbundled access to certain medium to high capacity transport services in the vast majority of their wire centers; and (ii) allow CLECs to convert certain medium to high capacity transport services to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. These rules are final and require somewhat less unbundling than the unbundling rules they replaced. The FCC has provided us additional limited unbundling relief in our Omaha, Nebraska service area in response to a petition for forbearance we filed. That decision is currently being reviewed in the D.C. Circuit Court of Appeals, based on appeals filed by us and other parties.

In September 2003, the FCC released a notice of proposed rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, which is the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenue and margins associated with our provision of UNEs to CLECs.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that affect the rates and charges for access services that we sell to or purchase from other carriers. In 2005, the FCC released a notice of proposed rulemaking in a pending intercarrier compensation docket, and parties filed comments addressing issues raised in the FCC notice and various industry group proposals for revising the intercarrier compensation regime. In October 2006, parties filed additional comments on a plan for intercarrier compensation reform submitted by a coalition of telecommunications carriers. The rules emanating from this FCC rulemaking proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding has not yet been completed, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the advent of new types of traffic (such as VoIP) for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. Also, there has been a national trend toward reducing the amounts charged for use of our networks to terminate all types of calls, with a corresponding shift of costs to end-users. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for access services.

In October 2004, in a related docket the FCC released an order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in 2001. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the interim rules. In June 2006, the D.C. Circuit Court of Appeals upheld the October 2004 order, and this order is now final. The effect of this order may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this order.

In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. Reply comments in this proceeding were filed in July 2005. This proceeding is pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

In September 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Public Utilities Commission imposing regulations applicable to providers of telephone service on Vonage’s DigitalVoice, an IP based voice service sold to retail customers. In November 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of those services that benefit consumers by providing them with more choice, competition and innovation. An appeal of the FCC’s order is currently pending before the Eighth Circuit Court of Appeals.

In March 2004, the FCC issued its notice of proposed rulemaking instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether these IP-based services should be classified as an unregulated “information service” under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. This proceeding remains pending. In a separate, but related, rulemaking the FCC has issued rules requiring all VoIP providers to offer 911 service in conjunction with their VoIP services. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support “universal service,” based on a percentage of their revenues from those services. This decision has been appealed and is being reviewed on an expedited basis by the D.C. Circuit Court of Appeals. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and this growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services.

In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. A petition for review of the FCC’s order is currently pending before the Third Circuit Court of Appeals. In June 2006, Qwest filed a petition asking the FCC to apply similar regulatory relief to its other broadband services. A decision from the FCC is expected by the second half of 2007.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which currently total over $6 billion annually, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Currently, universal service contributions are assessed at a rate of approximately 10 percent of interstate and international end user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions, and potentially affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

We are also currently the recipient of over $80 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2006, we employed approximately 26,000 people.

Approximately 22,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2005, we reached agreements with the CWA and the IBEW on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008.

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

QCII has adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that QCII makes any changes to, or provides any waivers from, the provisions of its code of conduct applicable to its and our principal executive officer and senior financial officers, QCII intends to disclose these events on QCII’s and our website or in a report on Form 8-K within four business days of such event.

These codes of conduct, as well as copies of QCII’s guidelines on significant governance issues and the charters of QCII’s audit committee, compensation and human resources committee and nominating and governance committee, are available on QCII’s and our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to QCII’s Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this report. These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1A.	RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including one of our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

We are consistently evaluating our responses to these competitive pressures. Our recent responses include product bundling and packaging, QCII’s and our “digital voice” advertising campaign and focusing on customer service. However, we may not be successful in these efforts. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially satellite video services for which we act as a reseller. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. This trend results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data and video services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our debt securities and our ability to service our debt.

Third parties may claim we infringe upon their intellectual property rights and defending against these claims could adversely affect our profit margins and our ability to conduct business.

From time to time, we receive notices from third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the material matters pending against QCII and us, which include the remaining securities actions, the KPNQwest litigation, and the investigation of QCII’s business currently being conducted by the Department of Justice, or DOJ, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets

As described in “Legal Proceedings” in Item 3 of this report, the remaining securities actions, certain of the KPNQwest litigation, and the DOJ investigation present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from these matters. With respect to the remaining securities actions and any additional actions that may be brought by parties who, at their request, were excluded from the settlement class in the consolidated securities action but who have not yet filed suit, QCII has recorded reserves in its financial statements for the minimum estimated amount of loss it believes is probable. However, the ultimate outcomes of those claims are still uncertain, and the amount of loss QCII ultimately incurs could be substantially more than the reserves it has provided. If the recorded reserves are insufficient, QCII will need to record additional charges to its consolidated statement of operations in future periods. In addition, settlements or judgments in several of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

Further, there are other material proceedings pending against QCII and us as described in “Legal Proceedings” in Item 3 of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

Current or future civil or criminal actions against QCII’s former officers and employees could reduce investor confidence in QCII and us and cause the trading price of our debt securities to decline.

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

Trial is scheduled to begin in March 2007 in connection with the criminal charges against Mr. Nacchio, and a trial could take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence in QCII and us and cause the trading price of our debt securities to decline.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints. See “Business—Regulation” in Item 1 of this report for additional information about regulations affecting our business.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state PUCs have adopted reduced or modified forms of regulation for retail services. This is generally beneficial to us because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state PUC pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of December 31, 2006, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $14.9 billion as of that date. Approximately $2.3 billion of QCII’s debt, which includes approximately $392 million of our debt obligations, comes due over the next three years. In addition, holders of QCII’s $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. Cash used by QCII in connection with any purchases of its common stock would not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a wholly owned subsidiary of QCII and QSC, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

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

The industry in which we operate is capital intensive, and as such we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

Our debt agreements and the debt agreements of QCII allow us and QCII to incur significantly more debt, which could exacerbate the other risks described in this report.

The terms of QCII’s and our debt instruments permit both QCII and us to incur additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described in this report.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

None.

ITEM 2.	PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	43%	43%
Other network equipment	46%	45%
General-purpose computers and other	4%	5%

Total	100%	100%

Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consist principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $43.5 billion and $43.3 billion at December 31, 2006 and 2005, respectively, before deducting accumulated depreciation.

We own and lease administrative offices in major metropolitan locations within our local service area. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the matter discussed under the heading “Regulatory Matter” and the matter discussed under the heading “DOJ Investigation and Remaining Securities Actions—Other”). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

Throughout this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. Settlement classes have been certified in connection with the settlements of certain of the putative class actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against QCII and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including materially false statements in certain of QCII’s registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

In November 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, QCII has deposited approximately $400 million in cash into a settlement fund—$200 million of which was deposited in 2006, and $200 million of which (plus interest) was deposited on January 12, 2007. In connection with the settlement, QCII received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not implemented, QCII will be repaid the $400 million, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order, and their appeal is pending.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against QCII. QCII will continue to defend against such claims vigorously.

Settlement of Consolidated ERISA Action

Seven putative class actions brought against QCII purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, were consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs asserted breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan from March 7, 1999 until January 12, 2004. Plaintiffs sought damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action against QCII and all defendants. No parties admit any wrongdoing as part of the proposed settlement. QCII has deposited $33 million in cash into a settlement fund in connection with the proposed settlement. Pursuant to the Stipulation of Settlement, QCII has also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank has deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the proposed settlement. QCII received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. If the settlement is not ultimately effected, QCII will be repaid the amounts it has deposited into the settlement fund, less certain expenses, and QCII will repay the insurance proceeds.

In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the

Qwest Shares Fund, U S WEST Shares Fund or QCII common stock in their Plan accounts from March 7, 1999 until January 12, 2004. That order is subject to appeal.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the DOJ investigation described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or QCII’s 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from these matters.

QCII has reserves recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserves are insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserves it has provided.

QCII continues to defend against the remaining securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Settlements or judgments in several of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII. The magnitude of such settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain liabilities, and QCII has been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions, DOJ investigation and certain other matters.

Remaining Securities Actions

QCII is a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that QCII and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include former directors, officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $860 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Shriners Hospitals for Children	March 22, 2004 October 31, 2006	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

Since the beginning of the fourth quarter of 2006, QCII settled the claims of certain of those parties who were excluded from the settlement class of the consolidated securities action.

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. QCII expects that some of these other persons will file actions against it if it is unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

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

DOJ Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in QCII’s 2002 Financial Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action was brought in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The most recent complaint alleged, purportedly on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs sought compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. In February 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. No parties admitted any wrongdoing as part of the settlement. The settlement agreement settled the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate settlement agreement with the putative class representative. In January 2007, the federal district court for the Southern District of New York issued an order approving the settlements and certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002. The district court’s order approving the settlements is subject to appeal.

At their request, certain individuals and entities were excluded from the KPNQwest securities settlement class. As a result, their claims will not be released even if the court order approving the settlement is implemented. Some of these individuals and entities have already filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

Other KPNQwest-Related Proceedings

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court.

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $289 million based on the exchange rate on December 31, 2006).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. QCII can provide no assurance, however, that the settlement would be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against QCII in The Netherlands.

Other than the putative class action in which QCII has entered into a settlement that has been approved by the district court (and for which it has a remaining reserve of $5.5 million in connection with the settlement), QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we would contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution is subject to approval by the New Mexico Legislature. The settlement obligates us to issue credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, we would invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

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

Matter Resolved in the Fourth Quarter of 2006

The Internal Revenue Service (“IRS”) had proposed a tax adjustment for tax years 1994 through 1996. The principal issue involved the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by QCII. The IRS disputed the allocation of the costs between QCII and third parties. Similar claims were asserted against QCII with respect to the 1997 to 1998 and the 1998 to 2001 audit periods.

The U.S. Tax Court found in QCII’s favor for tax years 1994 through 1996, and that decision became final in November 2006. Also, in November 2006, QCII reached agreement with the IRS to settle this matter for the 1997 to 1998 audit period. QCII anticipates the Tax Court will adopt this settlement in early 2007.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Operating revenue	$9,871	$10,048	$10,331	$10,811	$11,379
Operating expenses	7,472	7,892	8,016	8,499	8,429
Income from continuing operations	1,203	989	1,044	1,083	1,502
Net income	$1,203	$977	$991	$1,050	$805
Other data:
Cash provided by operating activities	$3,133	$3,416	$3,319	$4,824	$4,562
Cash used for investing activities	1,057	1,013	1,383	1,933	2,518
Cash used for financing activities	1,962	2,585	2,249	2,458	1,954
Capital expenditures	1,188	1,232	1,437	1,635	1,746

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Balance sheet data:
Total assets	$16,470	$17,571	$19,590	$21,937	$22,669
Total debt(1)	7,681	7,665	7,660	7,755	7,260
Total debt to capital ratio(2)	82%	77%	68%	72%	62%

(1)	Total debt is the summation of current borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	The total debt to total capital ratio is a measure of the amount of total debt in our capitalization. The ratio is calculated by dividing total debt by total capital. Total debt includes current borrowings and long-term borrowings as reflected on our consolidated balance sheets. Total capital is the sum of total debt and total stockholder’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview and Presentation

We provide voice, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliates. You can find more information about our products and services and about our bundled offerings below under the heading “Products and Services.”

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	VoIP;

•	MPLS-based services sold as iQ Networking™; and

•	Cable-based video.

For certain other products and services we provide, and for a variety of internal communications functions, we utilize other parts of QCII’s network to transport voice and data traffic. Also, through its network, QCII provides nationally and globally some data and Internet access services, including private line, ATM and frame relay that are similar to services we provide within our local service area.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Our operations are integrated into and are part of the segments of the QCII consolidated group. We have the same chief operating decision maker, or CODM, as the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on QCII’s wireline services, wireless services and other services segments. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2006. Our business contributes to QCII’s wireline services and other services segments. However, the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. See further discussion in Note 14—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report.

Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Data, Internet and video growth. We focus on our revenue mix and high growth products. Revenue from data, Internet and video services currently represents 26% of our total revenue and continues to grow. Some of our growth products and services include high-speed Internet access, private line, and video. The revenue from these products has more than offset declines in revenue from traditional WAN services. Revenue from our traditional products and services continues to decline as customers shift from traditional technology to Internet-based technology. See “Business” in Item 1 of this report for more information about these and our other products and services.

We have expanded the availability of our high-speed Internet access services, and subscribers continue to grow as customers migrate their Internet service to higher speed connections. We reached 2.1 million subscribers in 2006 compared to 1.5 million and 1.0 million subscribers in 2005 and 2004, respectively. We expect growth in subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to increase our available connection speeds in order to meet customer demand.

•	Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has steadily decreased our market share. Product bundling, as described below, has been one of our responses to our declining revenue due to access line losses.

•	Product bundling. We believe consumers value the convenience of receiving multiple services from a single provider. As such, through joint marketing relationships with our affiliates, QCII and we launched product bundles in 2005. We continue to promote these offerings through joint marketing and advertising efforts with our affiliates. Product bundles represent combinations of products and services offered by us or our affiliates, such as local and long distance (marketed as “digital voice”), high-speed Internet access, video and wireless for our mass markets customers. As a result of these offerings, our sales of bundled products have increased. While bundle discounts resulted in lower average revenue for our products, product bundles have increased customer retention.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from the provision of voice services, data, Internet and video services and other services, as well as from the provision of services to our affiliates.

•

Voice services. Voice services include local voice services, IntraLATA long-distance voice services and access services. Local voice services include basic local exchange, switching, and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees charged to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services through all three of our customer channels. Our mass markets customers purchase primarily high-speed Internet access and resold satellite digital television.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access, and data services which we also provide to external customers. Other services include subleases of our unused real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the years ended December 31, 2006, 2005 and 2004 and the number of employees as of December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Increase/ (Decrease)		% Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions, except employee headcount)
Operating revenue	$9,871	$10,048	$10,331	($177)	($283)	(2)%	(3)%
Operating expenses, excluding asset impairment charges	7,472	7,892	7,962	(420)	(70)	(5)%	(1)%
Asset impairment charges	—	—	54	—	(54)	nm	nm
Other expense—net	548	626	573	(78)	53	(12)%	9%

Income before income taxes, discontinued operations and cumulative effect of changes in accounting principles	1,851	1,530	1,742	321	(212)	21%	(12)%
Income tax expense	(648)	(541)	(698)	(107)	157	(20)%	22%

Income from continuing operations	1,203	989	1,044	214	(55)	22%	(5)%
Loss from discontinued operations—net of tax benefit	—	—	(53)	—	53	nm	nm

Income before cumulative effect of changes in accounting principles	1,203	989	991	214	(2)	22%	0%
Cumulative effect of changes in accounting principles—net of taxes	—	(12)	—	12	(12)	nm	nm

Net income	$1,203	$977	$991	$226	($14)	23%	(1)%

Employees	26,216	27,406	28,964	(1,190)	(1,558)	(4)%	(5)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

2006 COMPARED TO 2005

The following table compares our operating revenue for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Operating revenue:
Voice services	$6,275	$6,754	($479)	(7)%
Data, Internet and video services	2,588	2,224	364	16%
Affiliate and other services	1,008	1,070	(62)	(6)%

Total operating revenue	$9,871	$10,048	($177)	(2)%

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above and, to a lesser extent, discounts on our product bundles offered to our mass markets customers. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Wholesale local services revenue continued to be affected by accelerated weakening demand for UNEs. In addition, access services revenue decreased due to decline in volumes and lower access rates due to legislative and regulatory changes in certain states. Additionally, in 2005, we recognized a non-recurring benefit due to favorable regulatory rulings and we recorded $23 million of a favorable settlement related to a customer billing dispute.

The following table summarizes our access lines by customer channel as of December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(in thousands)
Access lines:
Mass markets	9,430	10,060	(630)	(6)%
Business	2,870	2,969	(99)	(3)%
Wholesale	1,495	1,710	(215)	(13)%

Total access lines	13,795	14,739	(944)	(6)%

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to the transfer of a new Internet service to us from an affiliate in late 2005, a 43% increase in high-speed Internet subscribers and, to a lesser extent, increases in satellite video subscribers. The growth in high-speed Internet revenue resulted from increased penetration and expanded service availability and from customers migrating from dial-up connections to higher speed plans.

The increase in data and Internet services revenue in our business channel was primarily due to private line and high-speed Internet offset by decreases in frame relay.

The decrease in data and Internet services revenue in our wholesale channel was primarily due to the sale of our wholesale modem services business in 2005 and decreased demand for ISDN. These decreases were partially offset by an increase in revenue from private line services.

Affiliate Services

The decrease in affiliate services revenue was primarily due to a price reduction for billing and collection services provided. Additionally, in connection with our affiliate’s transition to a third party wireless provider, we no longer provide certain services to that affiliate. This transition was completed in 2005. These decreases were partially offset by increased private line and other services primarily in support of our affiliates’ data, Internet and video businesses.

2005 COMPARED TO 2004

The following table compares our operating revenue for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Operating revenue:
Voice services	$6,754	$7,117	($363)	(5)%
Data, Internet and video services	2,224	2,138	86	4%
Affiliate and other services	1,070	1,076	(6)	(1)%

Total operating revenue	$10,048	$10,331	($283)	(3)%

Voice Services

The decrease in voice services revenue was primarily due to access line losses from competitive pressures including wireless and cable substitution, partially offset by an increase in Universal Service Fund, or USF, revenue due to revenue growth and USF rate increases. The decrease in our wholesale channel was primarily due to the sale of a large portion of our payphone business in August 2004 and decreased access revenue partially offset by UNE increases. In addition, wholesale access lines decreased along with sales of UNEs and related operator and billing services to local competitors as an increasing percentage of competition in our local area is coming from facilities-based competition, including wireless and cable companies.

The following table shows our access lines by customer channel as of December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2005	2004	2005 v 2004	2005 v 2004
	(in thousands)
Access lines:
Mass markets	10,060	10,534	(474)	(4)%
Business	2,969	3,109	(140)	(5)%
Wholesale	1,710	1,879	(169)	(9)%

Total access lines	14,739	15,522	(783)	(5)%

Data, Internet and Video Services

The increase in data, Internet and video services revenue was primarily driven by a 44% increase in the number of high-speed Internet subscribers as we expanded our high-speed Internet service area to 77% of our local service area in 2005 from 67% in 2004. This growth came from continued expansion of service availability and increased penetration of high-speed Internet where service is available. This increase was partially offset by a $50 million decrease due to the termination of our wholesale affiliate’s modem services product and a $20 million decrease in frame relay revenue.

Affiliate Services

The decrease in affiliate services revenue was primarily due to price reductions for billing and collection services and a loss of services provided to affiliates, primarily from our affiliate’s transition to a third-party wireless provider. The decreases were partially offset by increased switched access, private line and other services.

Operating Expenses

This section should be read in conjunction with our business trends discussed above.

2006 COMPARED TO 2005

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Operating expenses:
Cost of sales (exclusive of depreciation and amortization):
Network expenses	$195	$212	$(17)	(8%)
Employee-related costs	1,376	1,387	(11)	(1%)
Other non-employee related costs	524	533	(9)	(2%)
Affiliate costs	228	246	(18)	(7%)

Total cost of sales	2,323	2,378	(55)	(2%)
Selling, general and administrative:
Property and other taxes	308	328	(20)	(6%)
Bad debt	65	74	(9)	(12%)
Restructuring, realignment and severance related costs	40	11	29	nm
Employee-related costs	577	608	(31)	(5%)
Other non-employee related costs	742	727	15	2%
Affiliate costs	1,057	1,107	(50)	(5%)

Total selling, general and administrative	2,789	2,855	(66)	(2%)

Depreciation	2,099	2,330	(231)	(10%)
Capitalized software amortization	261	329	(68)	(21%)
Asset impairment charges	—	—	—	nm

Total operating expenses	$7,472	$7,892	($420)	(5%)

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and computer system support), which are incurred by us or on our behalf by our affiliates.

Cost of sales as a percentage of total revenue remained flat at 24%. Network expenses decreased primarily due to an exit from the wholesale modem services market during 2005. Other non-employee related costs decreased primarily due to lower USF fees partially offset by higher real estate expenses.

The decrease in affiliate costs was primarily due to employee reductions at our affiliates, reduced contract labor and purchases by our affiliates, and reductions in affiliate billing for software development. These cost reductions were partially offset by increased charges for the purchase of wholesale support for data, Internet and video services from an affiliate.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses, include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services and sales commissions), restructuring, realignment and severance related costs, bad debt charges, property and other taxes and other non-employee related costs such as real estate, marketing and advertising, professional service fees and computer systems support incurred by us or on our behalf by our affiliates. SG&A expenses as a percentage of revenue remained relatively flat at 28% in 2006.

Employee-related expenses decreased primarily due to a reduction in employees. Restructuring, realignment, and severance related costs increased primarily due to severance related costs associated with the closing of two call centers and a planned reduction in employees as we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements. Property and other taxes decreased primarily due to a net taxable property tax base decrease and favorable property tax settlements. We do not expect property tax reductions to continue at this level.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. Affiliate costs decreased primarily as a result of: employee reductions at our affiliates; reduced contract labor and purchases by our affiliates; and reduced allocation of sales costs from an affiliate. These decreases were partially offset by increases primarily due to marketing costs for new services.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution. The allocation of cost to us is based upon demographics of our employees compared to all the remaining participants. The combined expense of the benefit plans is allocated to cost of sales and SG&A expense.

We recorded expense of $150 million and $179 million in 2006 and 2005, respectively. The expense decreased as a result of decreased interest costs due to lower discount rates, an increase in the expected benefit from the Medicare Part D federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract entered into in August 2005. Partially offsetting these impacts were increases in expense due to lower expected return on investments in the benefit trusts.

For additional information on our pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

2005 COMPARED TO 2004

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Operating expenses:
Cost of sales (exclusive of depreciation and amortization):
Network expenses	$212	$194	$18	9%
Employee-related costs	1,387	1,483	(96)	(6%)
Other non-employee related costs	533	459	74	16%
Affiliate costs	246	306	(60)	(20%)

Total cost of sales	2,378	2,442	(64)	(3%)
Selling, general and administrative:
Property and other taxes	328	312	16	5%
Bad debt	74	32	42	131%
Restructuring, realignment and severance related costs	11	65	(54)	(83%)
Employee-related costs	608	666	(58)	(9%)
Other non-employee related costs	727	679	48	7%
Affiliate costs	1,107	1,073	34	3%

Total selling, general and administrative	2,855	2,827	28	1%

Depreciation	2,330	2,327	3	0%
Capitalized software amortization	329	366	(37)	(10%)
Asset impairment charges	—	54	(54)	nm

Total operating expenses	$7,892	$8,016	($124)	(2%)

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales (exclusive of depreciation and amortization)

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

Selling, General and Administrative Expenses

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

Pension and Post-Retirement Benefits

We recorded net post-retirement expenses of $179 and $159 million in 2005 and 2004, respectively. The expense increased as a result of lower expected return on investments in the benefit trusts, completion of the amortization for transition asset in the pension plan in 2004, and amortization of actuarial losses caused by volatile equity markets. Partially offsetting these impacts were decreased interest costs due to lower discount rates and lower service costs due to reduced headcount and fewer eligible participants.

For additional information on our pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Other Operating Expenses

The following table provides detail regarding our other operating expenses:

	Years Ended December 31,			Increase / (Decrease)		% Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Depreciation	$2,099	$2,330	$2,327	($231)	$3	(10)%	—%
Capitalized software amortization	261	329	366	(68)	(37)	(21)%	(10)%
Asset impairment charges	—	—	54	—	(54)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Depreciation

Depreciation expense decreased in 2006 due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year-over-year depreciation expense will continue to decrease.

Capitalized Software Amortization

Amortization expense decreased, reflecting lower capital spending on software related assets since 2001.

We review annually the economic lives of and other factors related to our capitalized software based on historical data. In January 2007, we completed our annual review and determined that the average economic lives range between four and seven years. We will use these lives beginning in 2007. We anticipate this change, in addition to reduced expenditures in recent years and other changes will reduce the amount of amortization expense recognized in 2007 by over $75 million.

Asset Impairment Charges

In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This resulted in an asset impairment charge.

Other Consolidated Results

The following table provides detail regarding other expense—net:

	Years Ended December 31,			Increase / (Decrease)		% Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Other expense (income)—net:
Interest expense—net	$616	$607	$584	$9	$23	1%	4%
Loss on early retirement of debt—net	9	37	6	(28)	31	(76)%	nm
Gain on sale of assets	(65)	—	(5)	(65)	5	nm	nm
Other—net	(12)	(18)	(12)	6	(6)	33%	(50)%

Total other expense (income)—net	$548	$626	$573	($78)	$53	(12)%	9%

Income tax expense	$648	$541	$698	$107	($157)	20%	(22)%
Cumulative effect of changes in accounting principles—net of taxes	$—	($12)	$—	$12	($12)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other Expense (Income)—Net

The 2005 loss on early retirement of debt—net was due to the payment of premiums associated with the extinguishment of certain of our higher coupon debt.

The gain on sale of assets in 2006 was primarily due to a sale of real estate of $61 million.

Income Tax Expense

The effective income tax rate is the provision for income taxes as a percentage of pre-tax income. Our effective income tax rate for 2006, 2005 and 2004 was 35.0%, 35.4%, and 40.0%, respectively. The decrease in 2006 from 2005 was primarily due to an increase in the non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and lower state taxes, including a reduction in our state deferred tax rate. The decrease in 2005 from 2004 was primarily due to lower state taxes in 2005, non-deductible penalties incurred and income tax expense recognized for uncertain tax positions in 2004.

Cumulative Effect of Changes in Accounting Principles—Net of Taxes

In 2005, we recognized a charge of $12 million from the cumulative effect of adopting Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143,” or FIN 47. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report for further information.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.9 billion and $15.5 billion at December 31, 2006 and 2005, respectively.

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

Near-Term View

We had $274 million in cash and cash equivalents and $42 million of short-term investments available at December 31, 2006. For the year ended December 31, 2006, our primary source of funds was cash provided by operating activities. During 2007, we expect to use our available excess cash primarily to pay dividends to our parent and make additional investment in our network. For the year ended December 31, 2006, we declared dividends of $2.0 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $647 million and $737 million as of December 31, 2006 and 2005, respectively. Our working capital increased $90 million primarily due to cash generated by operating activities partially offset by the reclassification to current of $70 million of debt obligations maturing within 12 months, capital expenditures of $1.2 billion and dividends declared of $2.0 billion.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in “Legal Proceedings” in Item 3 of this report, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants.

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

QCII has $850 million available to it under the Credit Facility, which is currently undrawn and which expires in October 2010. Until July 2006, QSC was the potential borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

We expect our 2007 capital expenditures to approximate our 2006 level.

On January 31, 2007 we declared a dividend of $600 million and paid a dividend of $375 million to QSC.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. It is QCII’s intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. During 2006, QCII repurchased 26 million shares of its common stock under this program at a weighted average price per share of $8.03. As of December 31, 2006, $1.791 billion remained available for stock repurchases under this program.

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the year ended December 31, 2006, we completed several transactions to meet these objectives, including a registered exchange offer, debt repayments and issuances of new. For additional information on these transactions, see Note 7—Borrowings to our consolidated financial statements in Item 8 of this report.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants.

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

Historical View

The following table summarizes the (decrease) increase in our cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Increase / (Decrease)		% Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,133	$3,416	$3,319	($283)	$97	(8)%	3%
Used for investing activities	1,057	1,013	1,383	44	(370)	4%	(27)%
Used for financing activities	1,962	2,585	2,249	(623)	336	(24)%	15%

Increase (decrease) in cash and cash equivalents	$114	($182)	($313)	$296	$131	nm	42%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Activities

The decrease in cash provided by operating activities in 2006 from 2005 was primarily attributable to a decrease in revenue and a $73 million increase in income taxes paid to QSC, partially offset by decreases in cost of goods sold and SG&A expenses.

Investing Activities

Our capital expenditures remained flat in 2006 from 2005 and slightly decreased in 2005 from 2004. We believe our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as data and Internet services.

In addition, our investments in securities managed by our parent resulted in a net (use) source of cash of $(34) million, $210 million and $48 million in 2006, 2005 and 2004, respectively. These sources (uses) of cash were primarily due to the changes in the balance of QSC’s investments in auction rate securities. The net source of cash in 2005 was primarily due to liquidating short-term investments to pay down our high coupon debt.

In 2006, we received net proceeds of $152 million, primarily from the sales of real estate properties.

Financing Activities

The decrease in cash used for financing activities in 2006 from 2005 was primarily attributable to decreased dividend payments of $610 million made to QSC. The increase in cash used in financing activities in 2005 from 2004 was primarily due to an $85 million increase in dividends paid in 2005 to our parent and the collection of a $286 million note receivable from an affiliate in 2004.

We paid cash dividends of $1.926 billion, $2.536 billion, and $2.451 billion in 2006, 2005 and 2004, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

At December 31, 2006, we were in compliance with all provisions or covenants of our borrowings. For additional information regarding the covenants of our existing debt instruments, see Note 7—Borrowings in our consolidated financial statements in Item 8 of this report.

Credit Ratings

The table below summarizes our long-term debt ratings at December 31, 2006 and 2005:

December 31,
	2006	2005
Moody’s	Ba1	Ba3
S&P	BB+	BB
Fitch	BBB-	BB+

On December 21, 2006, S&P raised its rating from BB to BB+. On August 9, 2006, Moody’s raised its rating from Ba3 to Ba2, and on November 28, 2006, Moody’s raised its rating from Ba2 to Ba1. On November 6, 2006, Fitch raised its rating from BB+ to BBB-.

With respect to Moody’s, a rating of Ba is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The “1,2,3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A rating of BB indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

With respect to Fitch, any rating below BBB is considered speculative in nature. A rating of BBB indicates that there are currently expectations of low credit risk. The capacity for payment of financial commitments is considered adequate but adverse changes in circumstances and economic conditions are more likely to impair this capacity. This is the lowest investment grade category. A rating of BB indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. The plus and minus symbols show relative standing within major categories.

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

Approximately $750 million and $1.25 billion of our floating-rate debt was exposed to changes in interest rates as of December 31, 2006 and 2005, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on interest expense for the year ended December 31, 2006. As of December 31, 2006 and 2005, respectively, we had approximately $70 million and $0 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of December 31, 2006, our cash managed by QSC included $193 million of money market instruments and $42 million of short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Long-term debt	$70	$322	$—	$500	$825	$6,082	$7,799
Interest on debt(2)	602	598	580	562	545	4,433	7,320
Telecommunications commitments	81	79	79	37	—	—	276
Operating leases	81	74	58	49	44	135	441
Capital lease obligations and purchase commitments(3)	3	3	2	1	1	13	23

Total future contractual obligations	$837	$1,076	$719	$1,149	$1,415	$10,663	$15,859

(1)	The table does not include:

•	our open purchase orders as of December 31, 2006. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

accounts payable including affiliates of $810 million, dividends payable to QSC of $200 million, accrued expenses and other current liabilities including affiliates of $958 million, deferred income taxes of $1.7 billion and other long-term liabilities including affiliates of $2.8 billion primarily related to post-retirement and other post-employment benefits, all of which are recorded on our December 31, 2006 consolidated balance sheet;

•

amounts related to the legal contingencies described in “Legal Proceedings” in Item 3 of this report except for the amount related to our settlement with the New Mexico General Services Department described under the heading “Regulatory Matter;” and

•

potential indemnification obligations to counter parties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2006.
(3)	We have various long-term, non-cancelable purchase commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Off-Balance Sheet Arrangements

Other than the arrangements shown in the table above, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the financial statements.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Our preparation of this annual report on Form 10-K requires us to make estimates, intercompany allocations and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Intercompany Revenue and Charges

We provide to our affiliates telecommunications, data and other services. We charge our affiliates based on tariffed rates for telecommunications and data services and either fully distributed cost or market rates for other services. Our fully distributed costs methodology includes employee costs, facilities costs, overhead costs and a return on investment component.

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

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal matters. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If a loss is considered possible and the amount can be reasonably estimated, we disclose it if material. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Revenue Recognition and Related Reserves

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which range from one to five years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to estimated lives and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land based telecommunications services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

Restructuring Charges

Periodically, QCII commits to exit certain business activities, eliminate administrative and network locations and/or reduce our number of employees. Our portion of the charge to record such a decision depends upon various assumptions, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses of sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies and changes in our plans, these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

We perform annual internal studies to determine depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have decreased depreciation by approximately $290 million or increased depreciation of approximately $390 million, respectively. The effect of a one half year increase or decrease in the estimated useful lives of our intangible assets with finite lives would have decreased amortization by approximately $60 million or increased amortization by approximately $100 million, respectively.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution. The allocation of cost to us is based upon demographics of our employees compared to all the remaining participants.

In computing the pension and post-retirement healthcare and life insurance benefit expenses, the most significant assumptions QCII makes include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and QCII’s evaluation of the legal basis for plan amendments. The plan terms of QCII’s post-retirement plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense we record.

Changes in any of the assumptions QCII made in computing the pension and post-retirement healthcare and life insurance benefit costs could have a material impact on various expense or credit components that are allocated to us as described above. For further discussion of the QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans and the critical accounting estimates, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recoverability of Long-Lived Assets

We follow the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the provisions of that standard, we must review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable, we will evaluate the recoverability of the carrying value of long-lived assets using gross undiscounted cash flow projections. These evaluations require identification of the lowest level of identifiable, largely independent, cash flows for purposes of grouping assets and liabilities subject to review. Cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. If estimates of future cash flows are different from our assumptions, we may conclude that some of our long-lived assets are not recoverable, which would likely cause us to record a material impairment charge. Also, if future cash flows are significantly lower than the projections we may determine at some future date that some of our long-lived assets are not recoverable.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158. Our ultimate parent, QCII, adopted SFAS No. 158, which was effective for its year ended December 31, 2006. Upon adoption of SFAS No. 158, QCII recognized on its consolidated balance sheet the over-funded or under-funded amounts of its defined benefit pension, post-retirement and other post employment benefit plans. SFAS No. 158 does not impact us because the defined benefit plans are the responsibility of QCII. However, we recorded in our consolidated statements of operations the expense associated with our employees participating in the QCII defined benefit plans.

Additionally, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was effective for us beginning with our fiscal year ended on December 31, 2006. SAB 108 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” or SFAS No. 123(R) , which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 3—Stock-Based Compensation to our consolidated financial statements in Item 8 of this report for additional information.

In December 2005, we adopted FIN 47. See Note 5—Property, Plant and Equipment—Asset Retirement Obligations to our consolidated financial statements in Item 8 of this report for additional information.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We continue to evaluate the impact of FIN 48 on our consolidated financial statements. At this time, we do not know what the impact will be upon adoption of this standard. However, we do not expect the impact to be significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report is incorporated herein by reference.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Also, as discussed in note 2 to the accompanying consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

KPMG LLP

Denver, Colorado

February 8, 2007

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating revenue:
Operating revenue	$8,880	$8,993	$9,267
Operating revenue—affiliates	991	1,055	1,064

Total operating revenue	9,871	10,048	10,331

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	2,095	2,132	2,136
Cost of sales—affiliates	228	246	306
Selling, general and administrative	1,732	1,748	1,754
Selling, general and administrative—affiliates	1,057	1,107	1,073
Depreciation	2,099	2,330	2,327
Capitalized software amortization	261	329	366
Asset impairment charges	—	—	54

Total operating expenses	7,472	7,892	8,016

Other expense (income)—net:
Interest expense—net	616	607	584
Loss on early retirement of debt—net	9	37	6
Gain on sale of assets	(65)	—	(5)
Other—net	(12)	(18)	(12)

Total other expense (income)—net	548	626	573

Income before income taxes, discontinued operations and cumulative effect of changes in accounting principles	1,851	1,530	1,742
Income tax expense	(648)	(541)	(698)

Income from continuing operations	1,203	989	1,044
Loss from discontinued operations, net of tax benefits of $0, $0 and $34, respectively	—	—	(53)

Income before cumulative effect of changes in accounting principles	1,203	989	991
Cumulative effect of changes in accounting principles, net of taxes of $0, $8 and $0, respectively	—	(12)	—

Net income	$1,203	$977	$991

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$274	$160
Short-term investments	42	8
Accounts receivable—net	1,035	1,019
Accounts receivable—affiliates	147	127
Deferred income taxes	180	98
Prepaid expenses and other current assets	177	218

Total current assets	1,855	1,630
Property, plant and equipment—net	12,995	14,037
Capitalized software—net	419	594
Other assets	239	285
Prepaid pension—affiliates	962	1,025

Total assets	$16,470	$17,571

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$71	$1
Accounts payable	392	454
Accounts payable—affiliates	418	547
Dividends payable—QSC	200	126
Accrued expenses and other current liabilities	782	728
Accrued expenses and other current liabilities primarily related to employee benefits—affiliates	176	19
Deferred revenue and advance billings	463	492

Total current liabilities	2,502	2,367

Long-term borrowings—net of unamortized debt discount of $126 and $129, respectively	7,610	7,664
Deferred revenue	173	193
Deferred income taxes	1,673	1,881
Other long-term liabilities	220	238
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	2,562	2,892

Total liabilities	14,740	15,235

Commitments and contingencies (Note 16)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,346	10,157
Accumulated deficit	(8,616)	(7,821)

Total stockholder’s equity	1,730	2,336

Total liabilities and stockholder’s equity	$16,470	$17,571

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating activities:
Net income	$1,203	$977	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax benefits	—	—	53
Depreciation and amortization	2,360	2,659	2,693
Gain on sale of assets	(65)	—	(5)
Provision for bad debts—net	65	74	32
Deferred income taxes	(288)	(302)	(425)
Asset impairment charges	—	—	54
Cumulative effect of changes in accounting principles—net of taxes	—	12	—
Income tax benefit distributed to QSC	—	—	(32)
Loss on early retirement of debt—net	9	37	6
Other non-cash charges—net	18	24	23
Changes in operating assets and liabilities:
Accounts receivable	(81)	(27)	221
Accounts receivable—affiliates	(20)	29	(30)
Prepaid expenses and other current assets	27	38	73
Accounts payable and accrued expenses and other current liabilities	20	(13)	(335)
Accounts payable and accrued expenses and other current liabilities—affiliates	(148)	(84)	140
Deferred revenue and advance billings	(49)	(55)	(184)
Other non-current assets and liabilities including affiliates	82	47	44

Cash provided by operating activities	3,133	3,416	3,319

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,188)	(1,232)	(1,437)
Interest in net proceeds from investments managed by QSC	(34)	210	48
Proceeds from sale of property and equipment	152	—	11
Other	13	9	(5)

Cash used for investing activities	(1,057)	(1,013)	(1,383)

Financing activities:
Equity infusions from QSC	—	—	2,231
Payment of current borrowings—affiliate by Qwest Wireless	—	—	(2,185)
Proceeds from long-term borrowings	600	1,150	836
Repayments of long-term borrowings, including current maturities	(591)	(1,156)	(952)
Dividends paid to QSC	(1,926)	(2,536)	(2,451)
Collection of note receivable—affiliate	—	—	286
Other	(45)	(43)	(14)

Cash used for financing activities	(1,962)	(2,585)	(2,249)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	114	(182)	(313)
Beginning balance	160	342	655

Ending balance	$274	$160	$342

Cash flows from discontinued operations:
Net cash used in discontinued operating activities	—	—	(62)
Cash used in investing activities—discontinued operations	—	—	(5)
Cash provided by financing activities—discontinued activities	—	—	67

Net decrease in cash—discontinued operations	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock	Note Receivable— Affiliate	Accumulated Deficit	Total
	(Dollars in millions)
Balance as of December 31, 2003	$8,236	($286)	($4,873)	$3,077
Net income	—	—	991	991
Dividends declared on common stock	—	—	(2,664)	(2,664)
Income tax benefit distributed to QSC	(32)	—	—	(32)
Equity infusions	2,231	—	—	2,231
Wireless subsidiary net asset transfer	(296)	—	—	(296)
Other net asset transfers and collection of note receivable	11	286	—	297

Balance as of December 31, 2004	10,150	—	(6,546)	3,604
Net income	—	—	977	977
Dividends declared on common stock	—	—	(2,250)	(2,250)
Other comprehensive loss	—	—	(2)	(2)
Other net asset transfers	7	—	—	7

Balance as of December 31, 2005	10,157	—	(7,821)	2,336
Net income	—	—	1,203	1,203
Dividends declared on common stock	—	—	(2,000)	(2,000)
Other comprehensive income	—	—	2	2
Other net asset transfers	189	—	—	189

Balance as of December 31, 2006	$10,346	$—	($8,616)	$1,730

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

We are wholly owned by Qwest Services Corporation (“QSC”), which is wholly owned by QCII. We provide voice, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. We also rely on joint marketing relationships with our affiliates to provide a full range of competitive services. These relationships allow us to bundle our services with our affiliates’ wireless, long-distance, private line, video and other services.

Our telecommunications products and services are provided through our telephone network located within our local service area. In addition to our operations, QCII maintains a wireless business and a national fiber optic network that reaches out of our local service area. QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	VoIP;

•	MPLS-based services sold as iQ Networking™; and

•	Cable-based video.

For certain other products and services we provide, and for a variety of internal communications functions, we utilize other parts of QCII’s network to transport voice and data traffic. Also, through its network, QCII provides nationally and globally some data and Internet access services, including private line, ATM and frame relay that are similar to services we provide within our local service area.

Until May 1, 2004, we provided wireless services through our wholly owned subsidiary, Qwest Wireless LLC (“Qwest Wireless”). On May 1, 2004, we transferred ownership of Qwest Wireless to our parent, QSC. As a consequence, we no longer have wireless operations, and the results of operations and financial position of Qwest Wireless are included in discontinued operations in our consolidated financial statements. Please see Note 8—Transfer of Qwest Wireless Operations to our consolidated financial statements for additional information on discontinued operations.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe we are more-likely-than-not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”). Actual results could differ from these estimates. See Note 16—Commitments and Contingencies.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation including reclassifications of affiliate balances within current liabilities and within long-term liabilities.

Revenue Recognition

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which range from one to five years. The amount of customer acquisition costs that are deferred is limited to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, our resold satellite digital television is reported on a net basis. Our evaluation and ultimate determination is based on indicators provided in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Allocation of Bundle Discounts

We offer bundle discounts to our customers who receive certain groupings of products and services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various products and services in the bundled offerings. The allocation is based on the relative value of products included in each bundle combination.

USF, Gross Receipts Taxes and Other Surcharges

We adopted EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) for the year ended December 31, 2006. EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. We follow EITF 99-19 when determining the proper accounting for the taxes under the scope of EITF 06-03. Under EITF 99-19, we determine whether we are the primary obligor in each jurisdiction in which we do business. Our revenue and expenses include taxes and surcharges of $244 million, $256 million and $226 million for the years ended 2006, 2005 and 2004, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $234 million, $240 million and $158 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

Restructuring Charges

Periodically, QCII commits to exit certain business activities, eliminate administrative and network locations, and/or significantly reduce our number of employees. At the time a restructuring plan is approved by QCII, we record a charge to our consolidated statement of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and the net amounts that we estimate we will pay in the future.

Income Taxes

We are included in the consolidated federal income tax return of QCII. Under QCII’s tax allocation policy, QCII treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by QCII, and the same payment and allocation policy applies.

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, and adjustments to our liabilities for uncertain tax positions, including interest. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that we believe are more-likely-than-not to be recovered.

We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statement of operations.

Cash and Cash Equivalents

We utilize the cash management services of QCII. QCII manages our cash in accordance with its cash investment policy, which restricts investments to ensure preservation of principal and maintenance of liquidity. Although cash and cash equivalents balances are generally unsecured, our balances are maintained with financial institutions that QCII and we believe are creditworthy. We consider cash on hand, deposits in banks and investments purchased with original average maturities of three months or less to be cash and cash equivalents. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2006 and 2005, the book overdraft balance was $18 million and $54 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

We perform annual internal studies to determine depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base. During 2006, we changed the estimates of our remaining lives. The changes in these estimates resulted in a net increase of $18 million in depreciation expense in our consolidated statement of operations.

Impairment of Long-Lived Assets

We review long-lived assets, other than intangible assets with indefinite lives, for impairment at the QCII level whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities, including other assets and liabilities of QCII. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Capitalized Software

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We review the economic lives of our capitalized software annually.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and borrowings. The carrying values of these instruments, excluding long-term borrowings, approximate their fair values because of their short-term nature. The fair value of our long-term borrowings was approximately $8.2 billion at December 31, 2006 and 2005. The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution.

The allocation of cost to us is based upon demographics of our employees compared to all the remaining participants. In computing the pension and post-retirement healthcare and life insurance benefit expenses, the most significant assumptions QCII makes include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and QCII’s evaluation of the legal basis for plan amendments. The plan terms of QCII’s post-retirement plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense we record.

For further information on QCII pension, non-qualified pension, postretirement and other post-employment benefit plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stockholder’s Equity

In the normal course of business, we transfer assets to and from our parent, QSC. It is QCII’s and our policy to record asset transfers to and from QSC based on carrying values.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). Our ultimate parent, QCII, adopted SFAS No. 158, which was effective for our year ended December 31, 2006. Upon adoption of SFAS No. 158, QCII recognized on its consolidated balance sheet the over-funded or under-funded amounts of its defined benefit pension, post-retirement and other post employment benefit plans. SFAS No. 158 does not impact us because the defined benefit plans are the responsibility of QCII. However, we recorded in our consolidated statements of operations the expense associated with our employees participating in the QCII defined benefit plans.

Additionally, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was effective for us beginning with our fiscal year ended on December 31, 2006. SAB 108 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 3—Stock-Based Compensation.

In December 2005, we adopted FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of SFAS No. 143,” (“FIN 47”). See Note 5—Property, Plant and Equipment—Asset Retirement Obligations for additional information.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We continue to evaluate the impact of FIN 48 on our consolidated financial statements. At this time, we do not know what the impact will be upon adoption of this standard. However, we do not expect the impact to be significant.

Note 3: Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS No. 123(R). Prior to 2006, we accounted for stock awards of QCII stock granted to our employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards and applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

Our direct parent also adopted SFAS No. 123(R) on January 1, 2006, and as a result of its increased costs, it increased its billings to us during the year ended December 31, 2006 by approximately $14 million. These costs are not directly assigned, but are billed to us based on a general allocator and are included in the selling, general and administrative—affiliates expense line in our consolidated statements of operations. As of December 31, 2006, QCII had a total $49 million of total unrecognized compensation cost related to unvested stock-based awards, which it will recognize over the remaining weighted average vesting terms of 2.7 years, and because our direct parent will continue to record such stock-based compensation, it will continue to bill a portion of such costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately billed to us as a result of stock-based compensation recorded at our direct parent may fluctuate.

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006.

Compensation cost arising from stock-based awards granted to our employees is recognized as expense using the straight-line method over the vesting period and is included in the cost of sales and selling, general and administrative expense in our consolidated statements of operations. The total compensation cost for awards of QCII stock granted to our employees was less than $1 million for the year ended December 31, 2006. Because we purchase a significant amount of services from our parent, the direct stock-based compensation costs recorded by us for stock-based awards granted to our employees are not necessarily indicative of the costs we would have incurred had we operated as a stand-alone entity during the periods presented.

The following table illustrates the effect on net income for the year ended December 31, 2005 as if compensation costs arising from stock-based awards of QCII stock granted to our employees had been determined based on the fair value at the grant dates:

	Years Ended December 31,
	2005	2004
	(Dollars in millions)
Net income:
As reported	$977	$991
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $26 and $33, respectively	(57)	(22)

Pro forma net income	$920	$969

The pro forma amounts reflected above may not be representative of the effects on our reported net income in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of all QCII options granted to our employees in 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.2-5.0%	3.2-4.4%	2.6-4.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option life (years)	5.0	4.4	4.3
Expected stock price volatility	80%	88%	88%
Weighted-average grant date fair value	$4.36	$2.74	$3.10

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

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123(R). SFAS No. 123(R) sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation.

Stock Options

Some of our employees participate in QCII’s stock-based compensation plans. Prior to 2006, these plans were accounted for using the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” QCII allocates to us our share of the deferred compensation expense described herein based on options granted to our employees.

Employee Stock Purchase Plan

Our employees may participate in QCII’s Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase QCII’s common stock at a price of 85% of the fair market value of the stock on the last trading day of the month in which the stock is purchased. In accordance with APB No. 25, prior to 2006, we did not recognize compensation expense for the difference between the employees’ purchase price and the fair market value of the stock. During the year ended December 31, 2006, we recognized compensation expense of less than $1 million for the difference between the employees’ purchase price and the fair market value of the stock.

Note 4: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$675	$646
Earned and unbilled receivables	198	203
Purchased receivables	215	236

Total accounts receivable	1,088	1,085
Less: Allowance for bad debts	(53)	(66)

Accounts receivable non-affiliates—net	1,035	1,019
Accounts receivable—affiliates	147	127

Accounts receivable—net	$1,182	$1,146

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

Note 5: Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2006 and 2005 are as follows:

	Depreciable Lives	December 31,
		2006	2005
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$95	$100
Buildings	15-30 years	2,794	2,909
Communications equipment	8-10 years	18,982	18,653
Other network equipment	8-50 years	19,900	19,499
General purpose computers and other	5-11 years	1,600	2,011
Construction in progress	N/A	101	138

Total property, plant and equipment		43,472	43,310
Less: accumulated depreciation		(30,477)	(29,273)

Property, plant and equipment—net		$12,995	$14,037

Asset Retirement Obligations

In December 2005, we adopted FIN 47, which requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or renovated under certain circumstances. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of, or encapsulate, asbestos in several of our buildings, to close fuel storage tanks and to dispose of other potentially hazardous materials. In 2005, we recorded a charge of $12 million (liability of $23 million net of an asset of $3 million and net of income taxes of $8 million) for the cumulative effect of change in accounting principle.

Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table reconciles our asset retirement obligations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in millions)
Asset retirement obligations as of January 1	$27	$4	$4
Accretion expense	2	—	—
Liabilities incurred, including adoption of FIN 47	—	23	—
Revisions in estimated cash flows	(1)	—	—

Asset retirement obligations as of December 31	$28	$27	$4

As of December 31, 2006, our asset retirement obligations balance was primarily related to costs of removing circuit equipment from expired leased properties and costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. During 2005, we sold our wireless towers and, in connection with that sale, the related asset retirement obligations were transferred to the buyer. See Note 8—Transfer of Qwest Wireless Operations for additional information.

Note 6: Capitalized Software

As of December 31, 2006 and 2005, we had capitalized software with finite lives with carrying costs of $1,249 million and $1,455 million, respectively, and accumulated amortization of $830 million and $861 million, respectively. We recorded amortization expense of $261 million in 2006 for intangible assets with finite lives, based on a life range of 4 to 5 years in 2006.

Based on the current balance of intangible assets subject to amortization, the estimated future amortization is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2007	$143
2008	113
2009	77
2010	43
2011	23
2012 and thereafter	20

Total estimated future amortization expense	$419

Note 7: Borrowings

Current Borrowings

As of December 31, 2006 and 2005, current borrowings consisted of:

	December 31,
	2006	2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$70	$—
Current portion of capital lease obligations	1	1

Total current borrowings	$71	$1

Long-Term Borrowings

As of December 31, 2006 and 2005, long-term borrowings consisted of the following:

	December 31,
	2006	2005
	(Dollars in millions)
Long-term borrowings:
Notes with various rates ranging from 5.625% to 8.875%, including LIBOR* + 3.25%, with maturities from 2007 to 2043	$7,799	$7,789
Unamortized discount and premium	(126)	(129)
Capital lease obligations	8	5
Less: current portion	(71)	(1)

Total long-term borrowings	$7,610	$7,664

*	London interbank offering rate

Our long-term borrowings had the following interest rates and maturities at December 31, 2006:

	Maturities
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Above 5% to 6%	$70	$320	$—	$—	$—	$—	$390
Above 6% to 7%	—	—	—	500	—	1,000	$1,500
Above 7% to 8%	—	2	—	—	825	2,582	$3,409
Above 8% to 9%	—	—	—	—	—	2,500	$2,500

Total notes	$70	$322	$—	$500	$825	$6,082	$7,799

Capital lease obligations	8
Unamortized discount and premium	(126)
Less: current portion	(71)

Total long-term borrowings	7,610

Covenants

The indentures governing the notes in the above table contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2006.

New Issues

On August 8, 2006, we issued $600 million aggregate principal amount of our 7.5% Notes due 2014.

On June 17, 2005, we issued a total of $1.15 billion aggregate principal amount of new debt consisting of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (8.61% as of December 31, 2006) and $400 million of 7.625% Notes due 2015.

The aggregate net proceeds from the above offerings have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets. These notes are unsecured obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt.

Tender Offers and Related Payments at Maturity

On June 7, 2005, we commenced the following cash tender offers:

•

We offered to purchase up to $250 million aggregate principal amount of our 6 5/8% Notes due 2005. We received and accepted tenders of approximately $211 million face amount of these notes for $212 million. On September 15, 2005, we repaid the remaining $39 million of these notes that matured on that date.

•

We offered to purchase up to $150 million aggregate principal amount of our 6 1/8% Notes due November 15, 2005. We received and accepted tenders of approximately $129 million face amount for $130 million. On November 15, 2005, we repaid the remaining $21 million of these notes that matured on that date.

Prepayment

Concurrent with the issuance of the notes on August 8, 2006 as discussed above, we called the remaining $500 million aggregate principal amount of our floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The prepayment resulted in a loss on early retirement of debt of $9 million.

On June 20 and June 23, 2005, we pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of our senior term loan that matures in June 2007 for $773 million.

Redemption

On September 21, 2006, we redeemed the remaining $90 million aggregate principal amount of our 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Registered Exchange Offers

On November 17, 2006, we commenced a registered exchange offer for our 7.5% Notes due 2014 pursuant to the registration rights agreement that we entered into in connection with the issuance of these notes. We completed the registered exchange offer on December 20, 2006.

On December 30, 2005, QC commenced a registered exchange offer for its 7.625% Notes due 2015 and its Floating Rate Notes due 2013 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on February 8, 2006.

On May 27, 2005, we commenced registered exchange offers for our 7.875% Notes due 2011 and our 8 7/8% Notes due 2012 pursuant to the registration rights agreements that we entered into in connection with the issuance of these notes. We completed the registered exchange offers for these notes on July 5, 2005.

Other Debt Related Matters

As of December 31, 2006, QCII and its subsidiaries were in compliance with all of the provisions and covenants of their borrowings.

Interest

Interest expense—net primarily relates to interest on long-term borrowings. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Interest expense—net:
Gross interest expense	$624	$614	$593
Capitalized interest	(8)	(7)	(9)

Total interest expense—net	616	607	584

Cash interest paid	$598	$585	$567

Note 8: Transfer of Qwest Wireless Operations

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

In 2006, we adjusted a previous distribution of Qwest Wireless carrying amount of assets and liabilities totaling $58 million in connection with the transfer of ownership in 2004.

The following table presents the summarized results of operations related to our discontinued operations for the year ended December 31, 2004:

Year Ended December 31, 2004
(Dollars in millions)
Revenue	$168
Discontinued operations:
Qwest revenue from affiliate wireless operations	(43)

Net revenue	125
Costs and expenses:
Costs of sales	(64)
Selling, general and administrative	(88)
Depreciation and amortization	(7)

Loss from operations	(34)
Other expense	(53)

Loss before income taxes	(87)
Income tax benefit	34

Loss from discontinued operations	($53)

Note 9: Severance

We accrued $34 million and $26 million of severance costs in 2006 and 2005, respectively. These costs were included in our consolidated statements of operations in selling, general and administrative expenses. We paid approximately $17 million of the 2005 severance costs through 2006, and we expect to pay the remaining balance in 2007. We paid $11 million of the 2006 severance in 2006, and we expect to pay substantially all the 2006 severance costs in 2007.

Note 10: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets includes $146 million and $170 million of deferred installation and activation charges as of December 31, 2006 and 2005, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$135	$124
Employee compensation	232	211
Accrued property and other taxes	250	269
Other	165	124

Total accrued expenses and other current liabilities	$782	$728

Other Long-Term Liabilities

Other long-term liabilities primarily include unamortized investment tax credits, customer deposits, deferred rents and SFAS 143 asset removal obligation.

Note 11: Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-retirement and other post-employment benefit plans. No pension funding was required during 2006 or 2005 and as of December 31, 2006 and 2005, the fair value of the assets in the qualified pension trust exceeded the accumulated and projected benefit obligation of the qualified pension plan. During 2005, we contributed $6 million to the post-retirement healthcare trust.

Our allocated pension expense (credit) for 2006, 2005, and 2004 was $51 million, $19 million, and ($70) million, respectively. Our allocated post-retirement benefit expense for 2006, 2005, and 2004 was $99 million, $160 million, and $229 million, respectively. These allocated amounts represent our share of the pension expense (credit) and post-retirement benefit costs based on the actuarially determined amounts. Our allocated portion of these amounts was 74%, 76% and 85% for the years ended December 31, 2006, 2005 and 2004, respectively.

The accumulated benefit obligation (“ABO”) for QCII’s occupational (union) healthcare and life insurance post-retirement plan benefits is estimated based on the terms of QCII’s written plan as negotiated with our employees’ unions. In making this determination, QCII considers the exchange of benefits between it and our employees that occurs as part of the negotiations as well as numerous assumptions, estimates and judgments, including but not limited to, healthcare cost trend rates and mortality trend rates. In the third quarter of 2005, we negotiated new three-year collective bargaining agreements covering approximately 23,000 unionized employees. These new agreements reflect changes for the post-1990 retirees who are former occupational (union) employees, including: (i) a Letter of Agreement which states retirees begin contributing to the cost of healthcare benefits in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, which is the previous effective date of the caps: (ii) the beneficiaries of post-1990 retirees who were former occupational (union) employees are eligible for a reduced life insurance benefit of $10,000 effective January 1, 2006 and the beneficiaries of other pre-1991 retirees who were former occupational (union) employees are eligible for a reduced life insurance benefit of $10,000 effective January 1, 2007; and (iii) post-1990 retirees pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the ABO for QCII’s occupational (union) employee benefits under the plan. The additional costs to QCII of deferring the enforcement of the caps by three years were substantially offset in negotiation by the additional benefit to it of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), QCII has determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in its determination of the ABO, QCII’s current calculation of the ABO would increase by approximately $2.3 billion. The collective bargaining agreements with our employees’ unions contain caps that are effective January 1, 2009, and QCII currently intends to enforce these healthcare caps beginning on that date in order to maintain its healthcare costs at competitive levels.

For 2006, 2005, and 2004, the net pension and post-retirement benefit expense allocated to non-affiliate related cost of sales was $102 million, $123 million and $104 million respectively. For 2006, 2005, and 2004, the net pension and post-retirement benefit expense allocated to non-affiliate related SG&A expense was $48 million, $56 million and $55 million, respectively.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. QCII sponsors a post-retirement healthcare plan with several benefit options that provide prescription drug benefits that it deems actuarially equivalent to Medicare Part D. Accordingly, we adopted the provisions of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As a result of adoption, we reduced our allocated accumulated post-retirement benefit obligation by $197 million, and reduced our allocated net periodic post-retirement benefit cost by $31 million and $27 million for the years ended December 31, 2005 and 2004, respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. The actuarial estimate of the federal subsidy using the December 31, 2006 and 2005 measurement dates reduced QCII’s accumulated post-retirement benefit obligation by $388 million and $510 million, respectively. QCII recorded this reduction as an unrecognized actuarial gain that will be amortized to expense. We will record our allocated portion of this reduction as QCII recognizes this gain. The issuance and clarification of the rules for implementing the Medicare Act during 2005 further reduced our allocated portion of the prescription benefit cost by $70 million for the year ended December 31, 2006.

Other Benefit Plans

401(k) Plan

QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, QCII, on our behalf, matches a percentage of our employees’ contributions in cash. We made cash contributions in connection with our employees’ participation in QCII’s 401(k) plan of $41 million and $43 million for 2006 and 2005, respectively.

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

Our portion of QCII’s deferred compensation obligations for these plans is included on our consolidated balance sheet in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. Our deferred compensation liability in the QCII plan as of December 31, 2006 and 2005 was $4 million and $3 million, respectively. Our portion of QCII’s deferred compensation plans’ assets was $1 million and $1 million at December 31, 2006 and 2005, and is included in other long-term assets on our consolidated balance sheets.

Note 12: Stockholder’s Equity

Common Stock (no par value)

We have one share of issued and outstanding common stock owned by QSC.

Equity Infusion from QSC, Transfer of Assets and Other Transfers with QSC

In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values.

In 2006, in connection with employee transfers to our affiliates we also transferred the associated employee benefit related obligations of $79 million, net of $50 million in taxes. In addition, we adjusted a previous distribution of Qwest Wireless carrying amount of assets and liabilities totaling $58 million. See Note 8—Transfer of Qwest Wireless Operations for more information.

In April 2004, we received a capital contribution of $2.185 billion from QSC related to our transfer of ownership of Qwest Wireless to an affiliate, as further described in Note 8—Transfer of Qwest Wireless Operations.

Also, in 2004 we received $332 million in cash from QSC comprised of $286 million for payment of a note receivable and $46 million as an additional equity infusion. During 2004, we transferred to an affiliate $296 million for the net assets of Qwest Wireless.

Dividends

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

We declared cash dividends to QSC of $2.0 billion, $2.250 billion and $2.664 billion during 2006, 2005 and 2004, respectively. We paid cash dividends of $1.926 billion, $2.536 billion and $2.451 billion in 2006, 2005 and 2004, respectively. At December 31, 2006, we had $200 million in dividends payable.

Contested Liability Trust

We established a contested liability trust, or grantor trust, related to the payment of certain contingent obligations. During 2000, the trust was funded with a contribution of a note receivable of $286 million. We recorded the $286 million as an increase to common stock, and the related $286 million note receivable into common stock as well. During 2004, we received $286 million cash from affiliates in settlement of the note receivable.

Note 13: Income Taxes

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Current tax provision:
Federal	$819	$711	$1,007
State and local	117	131	140

	936	842	1,147

Deferred tax (benefit) expense:
Federal	(223)	(210)	(414)
State and local	(65)	(91)	(35)

	(288)	(301)	(449)

Income tax expense	$648	$541	$698

The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	1.8%	1.7%	3.9%
Other	(1.8)%	(1.3)%	1.1%

Effective income tax rate	35.0%	35.4%	40.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in millions)
Property, plant and equipment	($2,241)	($2,576)
Prepaid pension—affiliates	(373)	(387)
Other	(179)	(115)

Total deferred tax liabilities	(2,793)	(3,078)

Post-retirement and other post-employment benefits—affiliates	1,073	1,099
Other	227	196

Total deferred tax assets	1,300	1,295

Net deferred tax liabilities	($1,493)	($1,783)

We paid $1,013 million, $940 million, and $1,044 million to QCII, through QSC, for income taxes in 2006, 2005, and 2004, respectively.

In 2006, we reduced our state tax rate based upon a review of the temporary difference reversals. The change resulted in a $16 million state deferred tax benefit, net of federal effect.

We had unamortized investment tax credits of $86 million and $90 million as of December 31, 2006 and 2005, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These credits are amortized over the life of the related asset. Amortization of investment tax credits of $5 million, $7 million, and $17 million are included in the provision for income taxes for the years ended December 31, 2006, 2005, 2004, respectively.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more-likely-than-not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Note 14: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of the QCII consolidated group. The chief operating decision maker (“CODM”) for QCII makes resource allocation decisions and assessments of financial performance for the consolidated group based on wireline services, wireless services and other services segments. Our business contributes to the segments reported by QCII. However, the QCII CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Due to the May 1, 2004 transfer of our wireless operations to one of our affiliates, we no longer include wireless revenue and expenses in our continuing operations. Wireless revenue and expense are included in our discontinued operations. See Note 8—Transfer of Qwest Wireless Operations. Following the transfer of the wireless operations, essentially all of our operations contribute to QCII’s wireline services segment. As such, we no longer report our contribution to QCII’s segments, as this information does not differ materially from our consolidated statements of operations, excluding affiliate transactions and marketing and advertising expenses. However, we continue to provide the following enterprise-wide information on revenue from external customers for each group of similar products and services.

We generate revenue from the provision of voice services, data, Internet and video services and other services, as well as from the provision of services to our affiliates.

•

Voice services. Voice services include local voice services, IntraLATA long-distance voice services and access services. Local voice services include basic local exchange, switching, and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services through all three of our customer channels. Our mass markets customers purchase primarily high-speed Internet access and resold satellite digital television.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access, and data services which we also provide to external customers. Other services include subleases of our unused real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

Revenue derived from external customers for the three years ended December 31, 2006, 2005 and 2004 is summarized in the following table:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Revenue:
Voice services	$6,275	$6,754	$7,117
Data, Internet and video services	2,588	2,224	2,138
Other services	17	15	12

Total operating revenue	$8,880	$8,993	$9,267

Note 15: Related Party Transactions

We purchase services from our affiliates, such as marketing and advertising, information technology, product and technical services as well as general support services. We provide to our affiliates billing and collections, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services, which we also provide to external customers.

Our affiliates charge us for these services based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include factors for payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to us for the services we use. If costs cannot be directly assigned, they are allocated among all affiliates, including QC, based upon cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, QCII adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

We describe in further detail below the services provided by our affiliates:

•

Marketing, sales and advertising. Marketing, sales and advertising support joint marketing of our services, include the development of marketing and advertising plans, sales unit forecasts, market research, sales training and compensation plans.

•

Information technology services. Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks.

•

Product and technical services. Product and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

•	General support services. General support services include legal, regulatory, general finance and accounting, tax, human resources and executive support.

Note 16: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual obligations, as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Long-term debt	$70	$322	$—	$500	$825	$6,082	$7,799
Interest on debt(2)	602	598	580	562	545	4,433	7,320
Telecommunications commitments	81	79	79	37	—	—	276
Operating leases	81	74	58	49	44	135	$441
Capital lease obligations and purchase commitments(3)	3	3	2	1	1	13	23

Total future contractual obligations	$837	$1,076	$719	$1,149	$1,415	$10,663	$15,859

(1)	The table does not include:

•	our open purchase orders as of December 31, 2006. These purchase orders are generally at fair value, generally cancelable without penalty and are part of normal operations;

•

accounts payable including affiliates of $810 million, dividends payable to QSC of $200 million, accrued expenses and other current liabilities including affiliates of $958 million, deferred income taxes of $1.7 billion and other long-term liabilities including affiliates of $2.8 billion primarily related to post-retirement and other post-employment benefits, all of which are recorded on our December 31, 2006 consolidated balance sheet;

•

amounts related to the legal contingencies described below in “Contingencies” except for the amount related to our settlement with the New Mexico General Services Department described under the heading “Regulatory Matter;” and

•

potential indemnification obligations to counter parties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2006.
(3)	We have various long-term, non-cancelable purchase commitments for services with various vendors for data processing, technical and software support. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2006, 2005 and 2004 were $4 million, $0 million and $1 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $32 million, $29 million and $35 million of cost less accumulated amortization of $12 million, $10 million and $14 million at December 31, 2006, 2005 and 2004, respectively.

The future minimum payments under capital leases as of December 31, 2006 are reconciled to our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$21
Less: amount representing interest and executory costs	(13)

Present value of minimum payments	$8
Less: current portion	(1)

Long-term portion	$7

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $134 million, $162 million and $162 million during 2006, 2005 and 2004, respectively, net of sublease rentals of $6 million, $6 million and $7 million, respectively. Future contractual obligations for operating leases as reported in the table above have not been reduced by minimum sublease rentals of $46 million we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

On our behalf, QCII maintains letter of credit arrangements with various financial institutions. At December 31, 2006, we had outstanding letters of credit of approximately $4 million and no outstanding guarantees.

Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the matter discussed under the heading “Regulatory Matter” and the matter discussed under the heading “DOJ Investigation and Remaining Securities Actions—Other”). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. Settlement classes have been certified in connection with the settlements of certain of the putative class actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against QCII and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII’s business and investments, including materially false statements in certain of QCII’s registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

In November 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, QCII has deposited approximately $400 million in cash into a settlement fund—$200 million of which was deposited in 2006, and $200 million of which (plus interest) was deposited on January 12, 2007. In connection with the settlement, QCII received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not implemented, QCII will be repaid the $400 million, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order, and their appeal is pending.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against QCII. QCII will continue to defend against such claims vigorously.

Settlement of Consolidated ERISA Action

Seven putative class actions brought against QCII purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, were consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs asserted breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII stock in the Plan from March 7, 1999 until January 12, 2004. Plaintiffs sought damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action against QCII and all defendants. No parties admit any wrongdoing as part of the proposed settlement. QCII has deposited $33 million in cash into a settlement fund in connection with the proposed settlement. Pursuant to the Stipulation of Settlement, QCII has also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank has deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the proposed settlement. QCII received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. If the settlement is not ultimately effected, QCII will be repaid the amounts it has deposited into the settlement fund, less certain expenses, and QCII will repay the insurance proceeds.

In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or QCII common stock in their Plan accounts from March 7, 1999 until January 12, 2004. That order is subject to appeal.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the Department of Justice (“DOJ”) investigation described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or QCII’s 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from these matters.

QCII has reserves recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserves are insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserves it has provided.

QCII continues to defend against the remaining securities actions vigorously and is currently unable to provide any estimate as to the timing of the resolution of these actions. Settlements or judgments in several of these actions substantially in excess of QCII’s recorded reserves could have a significant impact on QCII. The magnitude of such settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force QCII to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition would be similarly affected.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain liabilities, and QCII has been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions, DOJ investigation and certain other matters.

Remaining Securities Actions

QCII is a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that QCII and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include former directors, officers and employees of QCII, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $860 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Shriners Hospitals for Children	March 22, 2004 October 31, 2006	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

Since the beginning of the fourth quarter of 2006, QCII settled the claims of certain of those parties who were excluded from the settlement class of the consolidated securities action.

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. QCII expects that some of these other persons will file actions against it if it is unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

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

DOJ Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in QCII’s 2002 Financial

Statements, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII is continuing in its efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, QCII cannot predict the outcome of this investigation or the timing of its resolution.

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action was brought in the federal district court for the Southern District of New York against QCII, certain of its former executives who were also on the supervisory board of KPNQwest, N.V. (of which QCII was a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The most recent complaint alleged, purportedly on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs sought compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. In February 2006, QCII, certain other defendants and the putative class representative in this action executed an agreement to settle the case against QCII and certain other defendants. No parties admitted any wrongdoing as part of the settlement. The settlement agreement settled the individual claims of the putative class representative and the claims of the class he purports to represent against QCII and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate settlement agreement with the putative class representative. In January 2007, the federal district court for the Southern District of New York issued an order approving the settlements and certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002. The district court’s order approving the settlements is subject to appeal.

At their request, certain individuals and entities were excluded from the KPNQwest securities settlement class. As a result, their claims will not be released even if the court order approving the settlement is implemented. Some of these individuals and entities have already filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

Other KPNQwest-Related Proceedings

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court.

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $289 million based on the exchange rate on December 31, 2006).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. QCII can provide no assurance, however, that the settlement would be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against QCII in The Netherlands.

Other than the putative class action in which QCII has entered into a settlement that has been approved by the district court (and for which it has a remaining reserve of $5.5 million in connection with the settlement), QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we would contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution is subject to approval by the New Mexico Legislature. The settlement obligates us to issue credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, we would invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

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

Note 17: Subsequent Events

On January 31, 2007 we declared a dividend of $600 million and paid a dividend of $375 million to QSC.

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2006
Operating revenue	$2,478	$2,460	$2,476	$2,457	$9,871
Net income	284	263	277	379	1,203
2005
Operating revenue	$2,551	$2,542	$2,470	$2,485	$10,048
Income before cumulative effect of changes in accounting principles	262	250	210	267	989
Net income	262	250	210	255	977

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have omitted this information pursuant to General Instruction I(2).

ITEM 11.	EXECUTIVE COMPENSATION

We have omitted this information pursuant to General Instruction I(2).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have omitted this information pursuant to General Instruction I(2).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have omitted this information pursuant to General Instruction I(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	2006	2005
	(Dollars in thousands)
Audit fees	2,731	$2,926
Audit-related fees	863	285
Tax fees	—	—

Total fees	$3,594	$3,211

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002,
File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4,
File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004,
File No. 001-15577).

Exhibit Number	Description
(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.2)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 8, 2007.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/s/ JOHN W. RICHARDSON
John W. Richardson Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2007.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ OREN G. SHAFFER Oren G. Shaffer	Director, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

Under date of February 8, 2007, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the December 31, 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 8, 2007

S-1

QWEST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2006	$66	$65	$78	$53
2005	72	74	80	66
2004	102	32	62	72

S-2