Form 10-Q
period 2007-03-31
QWEST CORP
filed 2007-05-01
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On April 30, 2007, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

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

•

Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area. Qwest Corporation is an ILEC.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,194	$2,241
Operating revenue—affiliates	264	237

Total operating revenue	2,458	2,478

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	474	518
Cost of sales—affiliates	58	60
Selling, general and administrative	398	429
Selling, general and administrative—affiliates	230	272
Depreciation and amortization	522	596

Total operating expenses	1,682	1,875

Other expense (income)—net:
Interest expense—net	153	153
Other—net	(2)	(1)

Total other expense (income)—net	151	152

Income before income taxes	625	451
Income tax expense	233	167

Net income	$392	$284

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$347	$274
Short-term investments	87	42
Accounts receivable—net of allowance of $51 and $53, respectively	986	1,035
Accounts receivable—affiliates	131	147
Deferred income taxes	182	180
Prepaid expenses and other	182	177

Total current assets	1,915	1,855

Property, plant and equipment—net	12,698	12,995
Capitalized software—net	403	419
Prepaid pension—affiliates	958	962
Other	231	239

Total assets	$16,205	$16,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current borrowings	$71	$71
Accounts payable	346	392
Accounts payable—affiliates	713	418
Dividends payable—QSC	75	200
Accrued expenses and other	720	782
Accrued expenses and other primarily related to employee benefits—affiliates	176	176
Deferred revenue and advance billings	455	463

Total current liabilities	2,556	2,502

Long-term borrowings—net of unamortized debt discount of $125 and $126 respectively	7,611	7,610
Deferred revenue	183	173
Deferred income taxes	1,518	1,673
Other	264	220
Other primarily related to post-retirement and other post-employment benefits—affiliates	2,550	2,562

Total liabilities	14,682	14,740

Commitments and contingencies (Note 5)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,358	10,346
Accumulated deficit	(8,835)	(8,616)

Total stockholder’s equity	1,523	1,730

Total liabilities and stockholder’s equity	$16,205	$16,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$392	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	522	596
Provision for bad debts—net	17	20
Deferred income taxes	(81)	(90)
Other non-cash charges—net	4	4
Changes in operating assets and liabilities:
Accounts receivable	32	(20)
Accounts receivable—affiliates	16	19
Prepaid expenses and other current assets	(4)	1
Accounts payable and accrued expenses and other current liabilities	(134)	(145)
Accounts payable and accrued expenses and other current liabilities—affiliates	281	253
Deferred revenue and advance billings	2	(12)
Other non-current assets and liabilities including affiliates	(29)	(27)

Cash provided by operating activities	1,018	883

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(204)	(292)
Interest in net purchases of investments managed by QSC	(46)	(33)
Proceeds from sale of property and equipment	—	26
Other	4	—

Cash used for investing activities	(246)	(299)

Financing activities:
Dividends paid to QSC	(725)	(526)
Other	26	—

Cash used for financing activities	(699)	(526)

Cash and cash equivalents:
Increase in cash and cash equivalents	73	58
Beginning balance	274	160

Ending balance	$347	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007

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

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

We have reclassified certain prior period balances to conform to the current period presentation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. See Note 5—Commitments and Contingencies.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

Effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2—Adoption of FIN 48 for further discussion.

Actual results could differ from our estimates.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $50 million and $67 million for the three months ended March 31, 2007 and 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $30.576 billion and $30.477 billion as of March 31, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $844 million and $830 million as of March 31, 2007 and December 31, 2006, respectively. Effective January 1, 2007, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three months ended March 31, 2007, amortization expense would have been $23 million higher had we not changed our estimates of the average economic lives.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 2—Adoption of FIN 48 for additional information.

Effective January 1, 2007, we adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 requires us to initially measure all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. The adoption of SFAS No. 156 has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect adoption of this standard to have any impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

Note 2: Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position in the aggregate has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

We are included in the consolidated federal income tax returns and the combined state income tax returns of QCII. QCII treats our consolidated results as if we were a separate taxpayer. This policy requires us to pay our tax liabilities in cash based upon separate return taxable income.

On January 1, 2007, we recorded the following FIN 48 transition adjustments:

•	$67 million increase in our tax liabilities for uncertain tax positions for items previously presented in deferred tax liabilities;

•	$19 million increase in interest accrued for uncertain tax positions and a corresponding $8 million increase in deferred tax asset; and

•	$11 million increase in accumulated deficit.

As of January 1, 2007, we had a total liability of $43 million for interest. During the first quarter of 2007, we increased our liability for uncertain tax positions by $3 million as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $132 million.

QCII is included in the coordinated industry case program of the Internal Revenue Service (“IRS”) and therefore the IRS examines all of QCII’s federal income tax returns. As of March 31, 2007, all of the federal income tax returns QCII has filed since 1998 are still subject to adjustment upon audit. QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns QCII has filed since 1994 are still open for state specific adjustments.

QCII has a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to final calculation of QCII’s liability, QCII’s acceptance of the calculation and formal approval of the settlement by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, our total unrecognized tax benefits may decrease by approximately $75 million by December 31, 2007.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

Note 3: Borrowings

As of March 31, 2007 and December 31, 2006, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$70	$70
Current portion of capital lease obligations	1	1

Total current borrowings	$71	$71

Long-term borrowings:
Long-term notes	$7,603	$7,603
Long-term capital lease obligations	8	7

Total long-term borrowings	$7,611	$7,610

Note 4: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of the QCII consolidated group. We have the same chief operating decision maker (“CODM”) as the consolidated group. The CODM makes resource allocation decisions and assessments of financial performance for the consolidated group based on QCII’s wireline services, wireless services and other services segments. Our business contributes to QCII’s wireline services and other services segments. QCII’s CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

We generate revenue from the provision of voice services, data, Internet and video services and other services, as well as from the provision of services to our affiliates.

•

Voice services. Voice services include local voice services, IntraLATA long-distance voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer high-speed Internet access and resold satellite digital television to our mass markets customers.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the sublease of space in our office buildings, warehouses and other properties.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

Revenue derived from external customers for the three months ended March 31, 2007 and 2006 is summarized in the following table:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating revenue:
Voice services	$1,489	$1,620
Data, Internet and video services	701	616
Other services	4	5

Total operating revenue	$2,194	$2,241

While revenue from affiliates provided approximately 10% of our total operating revenue, we do not have any single customer that provides more than 10% of our total revenue derived from external customers. Substantially all of our revenue from external customers comes from customers located in the United States.

Note 5: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the matter discussed under the heading “Remaining Securities Actions and DOJ Investigation—Other”). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

For the Three Months Ended March 31, 2007

(Unaudited)

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

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order to the United States Court of Appeals for the Tenth Circuit.

As noted below under “Remaining Securities Actions,” a number of persons, including certain large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against QCII. QCII will continue to defend against such claims vigorously.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the Department of Justice (“DOJ”) investigation described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, or QCII’s 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, QCII’s prior accounting practices and related disclosures. In addition to their allegations described below, plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from these matters.

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

For the Three Months Ended March 31, 2007

(Unaudited)

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. QCII expects that some of these other persons will file actions against it if it is unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their investments in QCII’s securities of approximately $1.15 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

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

KPNQwest Litigation/Investigation

As previously disclosed, QCII entered into a settlement relating to a putative class action filed against it and others on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). Other defendants entered into a separate settlement involving the claims against them. The most recent complaint alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. At their request, certain individuals and entities were excluded from the settlement class. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have already filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court’s decision.

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

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a lawsuit in the federal district court for the Southern District of New York against QCII, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The amended complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $292 million based on the exchange rate on March 31, 2007).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in The Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. QCII can provide no assurance, however, that its settlement will be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against QCII in The Netherlands.

QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states (other than Indiana, Louisiana and Tennessee) in which QCII has fiber optic cable in railroad rights-of-way, and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against QCII (including a number of its subsidiaries). The lawsuit alleges infringement by QCII of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to QCII. Katz is also involved in approximately 24 other cases against numerous other unrelated entities both in Delaware and in the Eastern District of Texas. On March 20, 2007, the Delaware and Texas cases were consolidated before the United States District Court for the Central District of California for consolidated or coordinated pretrial proceedings. Although the complaint against QCII is vague, it generally alleges infringement based on QCII’s use of interactive voice response systems to automate processing of customer calls to it. Katz seeks unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. QCII will vigorously defend against this action.

A putative class action purportedly filed on behalf of certain of QCII’s retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

(Unaudited)

life insurance benefits for these retirees to a flat $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefits at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of life insurance benefits to previous levels and certain equitable relief. QCII believes that its reduction of life insurance benefits was permissible under applicable law and plan documents and will vigorously defend against this action.

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

Note 6: Dividends

During the three months ended March 31, 2007, we declared a dividend of $600 million to our parent, Qwest Services Corporation (“QSC”). We declared an additional dividend of $600 million on April 18, 2007 and paid a dividend of $250 million on April 30, 2007.

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

For certain products and services we provide and for a variety of internal communications functions, we use parts of QCII’s network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services, including private line, ATM and frame relay, that are similar to services we provide within our local service area.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

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

We have reclassified certain prior period revenue, expense and access line amounts to conform to the current period presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services currently represents 29% of our total revenue and continues to grow. We continue to focus on high-growth products including high-speed Internet access, private line and video. The revenue from our growth products has more than offset declines in revenue from traditional services such as ATM and frame relay. Revenue from our traditional products and services continues to decline as customers shift to more advanced technologies.

We continue to focus our efforts on improving penetration of our high-speed Internet access services, and subscribers continue to grow as customers migrate their Internet service from dial-up connections. We reached 2.2 million subscribers as of March 31, 2007 compared to 1.6 million as of the same date in 2006. We expect growth in high-speed Internet subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to increase our available connection speeds in order to meet customer demand.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. In addition, consolidation in the telecommunications industry continues to impact our revenue. Product bundling, as described below, has been one of our responses to access line losses.

•

Product bundling. We believe customers value the convenience and price discounts associated with receiving multiple services from a single provider. Accordingly, QCII and we promote product bundles through joint marketing and advertising efforts with our affiliates. Product bundles represent combinations of products and services offered by us or our affiliates, such as local and long distance (marketed as “digital voice”), high-speed Internet access, video and wireless for our mass markets customers. As a result of these offerings, our sales of bundled products have increased. While bundle discounts resulted in lower average revenue for our products, we believe product bundles have increased customer retention.

•

Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to adjust our workforce and our relationships with our affiliates in response to changes in the telecommunications industry, regulatory changes and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

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

•

Voice services. Voice services include local voice services, IntraLATA long-distance voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees charged to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Historically, data, Internet and video services have represented our fastest growing source of revenue. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer high-speed Internet access and resold satellite digital television to our mass markets customers.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the sublease of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three months ended March 31, 2007 and 2006 and the number of employees as of March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions except employees)
Operating revenue	$2,458	$2,478	$(20)	(1%)
Operating expenses	1,682	1,875	(193)	(10%)
Other expense—net	151	152	(1)	(1%)

Income before income taxes	625	451	174	39%
Income tax expense	233	167	66	40%

Net income	$392	$284	$108	38%

Employees	25,779	26,990	(1,211)	(4%)

Operating Revenue

The following table compares our operating revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating Revenue:
Voice services	$1,489	$1,620	$(131)	(8%)
Data, Internet and video services	701	616	85	14%
Affiliate and other services	268	242	26	11%

Total operating revenue	$2,458	$2,478	$(20)	(1%)

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, mass markets and business local voice services revenue declined by $18 million due to lower Universal Service Fund, or USF, revenue primarily related to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs. In addition, access services revenue decreased primarily due to a 7% decline in volumes.

The following table summarizes our access lines by customer channel as of March 31, 2007 and 2006:

	As of March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,276	9,921	(645)	(7%)
Business	2,842	2,958	(116)	(4%)
Wholesale	1,433	1,667	(234)	(14%)

Total access lines	13,551	14,546	(995)	(7%)

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in high-speed Internet subscribers of approximately 40% and, to a lesser extent, increases in satellite video subscribers. The growth in high-speed Internet revenue resulted from continued increased penetration as customers migrated from dial-up connections and from customers upgrading to higher speed plans. The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in private line volumes.

Affiliate and Other Services

The increase in affiliate and other services revenue was primarily due to growth in private line and other services we provide to support our affiliates’ data, Internet and video businesses.

Operating Expenses

The following table provides further detail regarding our operating expenses:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Employee-related costs	$329	$346	$(17)	(5%)
Network expenses	33	41	(8)	(20%)
Other non-employee related costs	112	131	(19)	(15%)
Affiliate costs	58	60	(2)	(3%)

Total cost of sales	532	578	(46)	(8%)

Selling, general and administrative:
Employee-related costs	134	139	(5)	(4%)
Bad debt	17	20	(3)	(15%)
Property and other taxes	80	78	2	3%
Restructuring, realignment and severance	(2)	4	(6)	nm
Other non-employee related costs	169	188	(19)	(10%)
Affiliate costs	230	272	(42)	(15%)

Total selling, general and administrative	628	701	(73)	(10%)

Depreciation and amortization	522	596	(74)	(12%)

Total operating expenses	$1,682	$1,875	$(193)	(10%)

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

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

Cost of sales as a percentage of revenue decreased to 22% from 23%.

The decrease in network expense was primarily related to lower costs for materials and outsourced services due to less construction activity in 2007.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. These decreases were partially offset by increased maintenance work.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products and lower access costs.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services and sales commissions), restructuring, realignment and severance, bad debt, property and other taxes and other non-employee related costs (such as real estate, marketing and advertising, professional service fees, computer systems support and litigation related charges), which are incurred by us or on our behalf by our affiliates.

SG&A expenses as a percentage of revenue decreased to 26% from 28%.

Other non-employee related costs decreased primarily due to lower marketing and advertising costs.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. These affiliate costs decreased primarily due to employee-related cost reductions, decreased affiliate spending on marketing and advertising and lower sales costs.

Pension and Post-Retirement Benefits

QCII allocated to us combined costs of $6 million and $40 million for the three months ended March 31, 2007 and 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

Depreciation and Amortization

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $23 million higher in the first quarter of 2007 had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense—net	$153	$153	$—	—%
Other—net	(2)	(1)	(1)	100%

Total other expense (income)—net	$151	$152	$(1)	(1)%

Income tax expense	$233	$167	$66	40%

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate was 37% for the three months ended March 31, 2007 and March 31, 2006.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.9 billion at March 31, 2007 and December 31, 2006.

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

Near-Term View

We had $347 million in cash and cash equivalents and $87 million of short-term investments available at March 31, 2007. For the three months ended March 31, 2007, our cash was provided by operating activities. During 2007, we expect to use our available excess cash primarily to pay dividends to QSC and to make additional investment in our network. For the three months ended March 31, 2007, we declared a dividend of $600 million to QSC. We declared an additional dividend of $600 million on April 18, 2007 and paid $250 million on April 30, 2007.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $641 million and $647 million as of March 31, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $6 million primarily due to cash generated by operating activities partially offset by capital expenditures and dividends declared to QSC.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our short term investments and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

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

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. It is QCII’s intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three months ended March 31, 2007, QCII repurchased 49 million shares of its common stock under this program at a weighted average price per share of $8.30. As of March 31, 2007, QCII had repurchased a total of $615 million of common stock under this program; thus $1.385 billion remained available for stock repurchases.

We continue to look for opportunities to improve our liquidity and capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing debt or other markets in a manner designed to create positive economic value.

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

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,018	$883	$135	15%
Used for investing activities	246	299	(53)	(18%)
Used for financing activities	699	526	173	33%

Operating Activities

Cash provided by operating activities increased primarily due to lower income taxes paid to QSC and timing of interest payments associated with the debt financing activities in the third quarter of 2006.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures resulting from delayed capital spending initiatives. However, as discussed above under the heading “Near-Term View,” we expect our 2007 capital expenditures to approximate our 2006 level.

Financing Activities

Cash used for financing activities increased due to higher dividend payments to QSC.

Credit Ratings

The table below summarizes our long-term debt ratings as of March 31, 2007 and December 31, 2006:

Moody’s	Ba1
S&P	BB+
Fitch	BBB-

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

Approximately $750 million of floating-rate debt was exposed to changes in interest rates as of March 31, 2007 and December 31, 2006. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, we had approximately $70 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of March 31, 2007, our cash and investments managed by QSC included $289 million of highly liquid instruments and $87 million of auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2007, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

We previously identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

In adopting Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more-likely-than-not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As new interpretations of the relevant tax laws are promulgated and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of Part II of this report. These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Matters Resolved in the First Quarter of 2007

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we were to contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution was subject to approval by the New Mexico Legislature; however, it was not approved, and thus this $5 million has been converted to customer credits payable within 120 days of the close of the legislative session, which was March 17, 2007. The settlement also obligates us to issue other credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, the settlement obligates us to invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

Settlement of KPNQwest Securities Class Action

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

Settlement of Consolidated ERISA Action

Seven putative class actions brought against QCII purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, were consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of QCII, former officers and employees of QCII and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs asserted breach of fiduciary duty claims against QCII and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of QCII’s stock in the Plan from March 7, 1999 until January 12, 2004. Plaintiffs sought damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, QCII, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, when implemented, will settle the consolidated ERISA action against QCII and all defendants. No parties admit any wrongdoing as part of the settlement. We deposited $33 million in cash into a settlement fund in connection with it. Pursuant to the Stipulation of Settlement, we also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the settlement. QCII received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of its $33 million payment. In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or QCII common stock in their Plan accounts from March 7, 1999 until January 12, 2004.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the material matters pending against QCII and us, which include the remaining securities actions, the KPNQwest litigation and the investigation of QCII’s business currently being conducted by the Department of Justice, or DOJ, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the remaining securities actions, certain of the KPNQwest litigation, and the DOJ investigation present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Further, there are other material proceedings pending against QCII and us as described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

A trial took place in March and April 2007 in connection with the criminal charges against Mr. Nacchio. Mr. Nacchio was convicted on 19 counts of insider trading. A trial could also take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence in QCII and us and cause the trading price of our debt securities to decline.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act of 1934, as modified by the Telecommunications Act of 1996, or the Telecommunications Act, and the Federal Communications Commission, or FCC, regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

Our ultimate parent, QCII, continues to carry significant debt. As of March 31, 2007, our consolidated debt was approximately $7.7 billion, which was included in QCII’s consolidated debt of $14.9 billion as of that date. Approximately $2.3 billion of QCII’s debt, which includes approximately $400 million of our debt obligations, comes due over the next three years. In addition, holders of the $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. Cash used by QCII in connection with any purchases of its common stock would not be available for other purposes, including the repayment of debt.

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

QCII’s $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

As a result of recent regulatory developments or other business needs, we may merge or combine operations with one or more of QCII’s other subsidiaries, which could adversely affect the trading price of our debt securities and/or our credit ratings.

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives QCII more flexibility to integrate its local and long-distance operations. In addition, QCII continues to pursue a strategy to streamline its corporate structure. Due to these and other reasons, QCII may merge or combine the operations of various of its subsidiaries, including us. QCII and we do not currently expect these transactions to adversely affect our financial condition or results of operations. However, if we are involved in any such transactions and/or if we are unable to successfully integrate the affected operations, the trading price of our debt securities and/or credit ratings could be adversely affected. Additionally, the resulting consolidated financial statements could be substantially different from our historical consolidated financial statements. Therefore, our historical financial performance might not be indicative of future financial performance.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(10.2)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filing August 8, 2006, File No. 001-03040).

Exhibit Number	Description
12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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
John W. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

May 1, 2007