Form 10-Q
period 2007-06-30
QWEST CORP
filed 2007-08-01
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On July 31, 2007, one share of Qwest Corporation common stock was outstanding.

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

•

Broadband services (previously referred to as high-speed Internet access). Services used to connect to the Internet and private networks. For Qwest, this technology allows our existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

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

•	Web Hosting. The providing of space, power, bandwidth and managed services in data centers.

•

Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,210	$2,221	$4,404	$4,462
Operating revenue—affiliates	291	239	555	476

Total operating revenue	2,501	2,460	4,959	4,938

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	484	525	958	1,043
Cost of sales—affiliates	56	49	114	109
Selling, general and administrative	423	457	821	886
Selling, general and administrative—affiliates	249	267	479	539
Depreciation and amortization	521	592	1,043	1,188

Total operating expenses	1,733	1,890	3,415	3,765

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	148	156	301	309
Other—net	22	(3)	20	(4)

Total other expense (income)—net	170	153	321	305

Income before income taxes	598	417	1,223	868
Income tax expense	232	154	465	321

Net income	$366	$263	$758	$547

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$392	$274
Short-term investments	95	42
Accounts receivable—net of allowance of $53 as of each date	965	1,035
Accounts receivable—affiliates	77	147
Deferred income taxes	173	180
Prepaid expenses and other	163	177

Total current assets	1,865	1,855

Property, plant and equipment—net	12,452	12,995
Capitalized software—net	390	419
Prepaid pension—affiliates	954	962
Other	230	239

Total assets	$15,891	$16,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$1	$71
Accounts payable	375	392
Accounts payable—affiliates	354	418
Dividends payable—QSC	200	200
Accrued expenses and other	694	782
Accrued expenses and other primarily related to employee benefits—affiliates	175	176
Deferred revenue and advance billings	448	463

Total current liabilities	2,247	2,502

Long-term borrowings—net of unamortized debt discount of $119 and $126, respectively	7,867	7,610
Deferred revenue	176	173
Deferred income taxes	1,486	1,673
Other	282	220
Other primarily related to post-retirement and other post-employment benefits—affiliates	2,527	2,562

Total liabilities	14,585	14,740

Commitments and contingencies (Note 5)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,375	10,346
Accumulated deficit	(9,069)	(8,616)

Total stockholder’s equity	1,306	1,730

Total liabilities and stockholder’s equity	$15,891	$16,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$758	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,043	1,188
Provision for bad debt—net	36	35
Deferred income taxes	(106)	(193)
Other non-cash charges—net	18	4
Changes in operating assets and liabilities:
Accounts receivable	34	7
Accounts receivable—affiliates	70	9
Prepaid expenses and other current assets	15	8
Accounts payable and accrued expenses and other current liabilities	(111)	(108)
Accounts payable and accrued expenses and other current liabilities—affiliates	(79)	(56)
Deferred revenue and advance billings	(12)	(25)
Other non-current assets and liabilities including affiliates	(15)	20

Cash provided by operating activities	1,651	1,436

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(458)	(624)
Interest in net purchases of investments managed by QSC	(53)	—
Proceeds from sale of property and equipment	—	27
Other	9	(1)

Cash used for investing activities	(502)	(598)

Financing activities:
Proceeds from long-term borrowings	500	—
Repayments of long-term borrowings, including current maturities	(320)	—
Dividends paid to QSC	(1,200)	(896)
Other	(11)	—

Cash used for financing activities	(1,031)	(896)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	118	(58)
Beginning balance	274	160

Ending balance	$392	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007

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

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated results of operations for the three and six months ended June 30, 2007 and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

In February 2007, the Federal Communications Commission issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local operations with QCII’s long-distance operations and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries. In light of this order and consistent with QCII’s continuing strategy to streamline and simplify its corporate structure to gain operational efficiencies, QCII may engage in mergers, dissolutions and operational consolidations affecting one or more of its subsidiaries, including us. We do not expect these changes to adversely affect our consolidated financial condition or results of operations. However, in future periods our financial statements may be substantially different from the financial statements we have historically presented.

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

For the Three and Six Months Ended June 30, 2007

(Unaudited)

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

Effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2—Adoption of FIN 48 for further discussion.

Actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $54 million and $104 million for the three and six months ended June 30, 2007, respectively, and $67 million and $134 million for the three and six months ended June 30, 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $30.973 billion and $30.477 billion as of June 30, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $856 million and $830 million as of June 30, 2007 and December 31, 2006, respectively. Effective January 1, 2007, as a result of an internal study, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three and six months ended June 30, 2007, amortization expense would have been higher by $22 million and $45 million, respectively, had we not changed our estimates of the average economic lives.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

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

Note 2: Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position in the aggregate has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

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

As of January 1, 2007, we had a total liability of $43 million for interest. During the three and six months ended June 30, 2007, we increased our liability for uncertain tax positions by $3 million and $6 million, respectively, as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $132 million.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

QCII is included in the coordinated industry case program of the Internal Revenue Service (“IRS”) and therefore the IRS examines all of QCII’s federal income tax returns. As of June 30, 2007, all of the federal income tax returns QCII has filed since 1998 are still subject to adjustment upon audit. QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns QCII has filed since 1994 are still open for state specific adjustments.

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

Note 3: Borrowings

As of June 30, 2007 and December 31, 2006, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Current borrowings:
Current portion of long-term notes	$—	$70
Current portion of capital lease obligations	1	1

Total current borrowings	$1	$71

Long-term borrowings:
Long-term notes	$7,860	$7,603
Long-term capital lease obligations	7	7

Total long-term borrowings	$7,867	$7,610

On May 16, 2007, we issued $500 million aggregate principal amount of notes that bear interest at 6.5% per year and are due in 2017. The notes are unsecured obligations and rank equally in right of payment with all of our other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt. We plan to file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 315 calendar days of the date of issuance of the original notes. If we fail to file this registration statement or fail to satisfy other obligations under the registration rights agreement relating to the notes, we will be required to pay additional interest on the notes at a rate of 25 basis points per year.

On June 4, 2007, we redeemed $250 million aggregate principal amount of our 8 7/8% Debentures due June 1, 2031. The extinguishment resulted in a loss on early retirement of debt of $18 million.

On June 7, 2007, we redeemed $70 million aggregate principal amount of our 6.0% Notes due 2007.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

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

•

Data, Internet and video services. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer broadband services and resold satellite digital television to our mass markets customers.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the sublease of space in our office buildings, warehouses and other properties.

Revenue derived from external customers for the three and six months ended June 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Voice services	$1,484	$1,586	$2,973	$3,206
Data, Internet and video services	721	630	1,422	1,246
Other services	5	5	9	10

Total operating revenue	$2,210	$2,221	$4,404	$4,462

While revenue from affiliates provided approximately 11% of our total operating revenue, we do not have any single customer that provides more than 10% of our total revenue derived from external customers. Substantially all of our revenue from external customers comes from customers located in the United States.

Note 5: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party (primarily the

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

matter discussed in the last paragraph under the heading “Remaining Securities Actions”). Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

In November 2005, QCII, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, QCII has deposited approximately $400 million in cash into a settlement fund. Of this amount, $200 million was deposited in 2006, and the remaining $200 million (plus interest) was deposited in January 2007. In connection with the settlement, QCII received $10 million from Arthur Andersen LLP. As part of the settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the settlement is not implemented, QCII will be repaid the $400 million plus interest, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

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

As noted below under “Remaining Securities Actions,” a number of persons, including certain large pension funds, were excluded from the settlement class at their request. Some of these funds have filed individual suits against QCII. QCII will continue to defend against such claims vigorously.

Remaining Securities Actions

The remaining securities actions described below present material and significant risks to QCII. The size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s previously issued consolidated financial statements for the year ended December 31, 2002, affect the risks presented by these actions, as these matters involve, among other things, QCII’s prior accounting

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

practices and related disclosures. In addition to their allegations described below, plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. We can give no assurance as to the impacts on our or QCII’s financial results or financial condition that may ultimately result from these matters.

QCII has reserves recorded in its financial statements for the minimum estimated amount of loss QCII believes is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. QCII has recorded its estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. QCII has settled the claims brought by certain parties that opted out of the consolidated securities action, and, although there is no certainty that these settlements are indicative of the terms of future settlements, QCII has taken these settlements into account when determining its estimate of the minimum liability for these matters. If the recorded reserves are insufficient to cover these matters, QCII will need to record additional charges to its consolidated statement of operations in future periods. The amount QCII has reserved for these matters is its estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss QCII may ultimately incur could be substantially more than the reserves it has provided.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain liabilities, and QCII has been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions and certain other matters.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in QCII’s securities in excess of $840 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

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

QCII has settled the lawsuits of certain other parties that were excluded from the settlement class of the consolidated securities action.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

KPNQwest Litigation/Investigation

As previously disclosed, QCII and the other defendants settled a putative class action filed against it and others on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). The most recent complaint alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. At their request, certain individuals and entities were excluded from the settlement class. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have already filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals’ decision that reversed the superior court’s decision.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

(Unaudited)

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $295 million based on the exchange rate on June 30, 2007).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in The Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. QCII and others have appealed that order to The Netherlands Supreme Court.

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

For the Three and Six Months Ended June 30, 2007

(Unaudited)

on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against QCII (including a number of its subsidiaries). The lawsuit alleges infringement by QCII of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to QCII. Katz is also involved in numerous other cases against unrelated entities. These cases have been consolidated before the United States District Court for the Central District of California for coordinated pretrial proceedings. Although the complaint against QCII is vague, it generally alleges infringement based on QCII’s use of interactive voice response systems to automate processing of customer calls to it. Katz seeks unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. QCII will vigorously defend against this action.

A putative class action purportedly filed on behalf of certain of QCII’s retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce life insurance benefits for these retirees to a flat $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefits at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of life insurance benefits to previous levels and certain equitable relief. QCII believes that its reduction of life insurance benefits was permissible under applicable law and plan documents and will vigorously defend against this action.

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

Note 6: Dividends

During the three and six months ended June 30, 2007, we declared dividends of $600 million and $1.2 billion, respectively, to our parent, Qwest Services Corporation (“QSC”). On July 31, 2007, we paid a dividend of $200 million.

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

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national fiber optic network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	InterLATA long-distance services;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	VoIP;

•	MPLS-based services sold as iQ Networking™ ; and

•	Cable-based video.

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

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services currently represents 29% of our total revenue and continues to grow. At the same time, our customers continue to shift away from traditional data, Internet and video products to more advanced technologies. Our results reflect our continued focus on these more-advanced, high-growth products including broadband services, private line and video. The revenue increases from these high-growth products have outpaced declines in revenue from traditional data, Internet and video services including ATM and frame relay.

We continue to focus our efforts on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate from dial-up connections to higher speed connections. We reached 2.3 million subscribers as of June 30, 2007 compared to 1.8 million as of the same date in 2006. We expect growth in broadband subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds in order to meet customer demand.

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

•

Product bundling. We believe customers value the convenience and price discounts associated with receiving multiple services from a single provider. Accordingly, QCII and we promote product bundles through joint marketing and advertising efforts with our affiliates. Product bundles represent combinations of products and services offered by us or our affiliates for our mass markets customers. These products and services include local and long-distance (marketed as “digital voice”), broadband, video and wireless. As a result of these offerings, our sales of bundled products have increased. While bundle discounts have resulted in lower average revenue for our individual products, we believe product bundles positively impact customer retention and revenue per customer.

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce and our relationships with our affiliates in response to changes in the telecommunications industry, regulatory changes and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

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

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer broadband services and resold satellite digital television to our mass markets customers.

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

The following table summarizes our results of operations for the three and six months ended June 30, 2007 and 2006 and the number of employees as of June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,501	$2,460	$41	2%	$4,959	$4,938	$21	—%
Operating expenses	1,733	1,890	(157)	(8)%	3,415	3,765	(350)	(9)%
Other expense—net	170	153	17	11%	321	305	16	5%

Income before income taxes	598	417	181	43%	1,223	868	355	41%
Income tax expense	232	154	78	51%	465	321	144	45%

Net income	$366	$263	$103	39%	$758	$547	$211	39%

Employees (as of June 30)					25,346	27,294	(1,948)	(7)%

Operating Revenue

The following table compares our operating revenue for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating Revenue:
Voice services	$1,484	$1,586	$(102)	(6)%	$2,973	$3,206	$(233)	(7)%
Data, Internet and video services	721	630	91	14%	1,422	1,246	176	14%
Affiliate and other services	296	244	52	21%	564	486	78	16%

Total operating revenue	$2,501	$2,460	$41	2%	$4,959	$4,938	$21	—%

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, lower Universal Service Fund, or USF, revenue caused combined mass markets and business local voice services revenue to decline by $12 million and $30 million for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. The decrease in USF revenue (and corresponding decrease in USF charges) was primarily due to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

Access services revenue increased for the three months ended June 30, 2007 compared to the same period of 2006 primarily due to net favorable settlements of customer billing disputes, partially offset by decreased volumes. Access services revenue decreased for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to an 8% decline in volumes and, to a lesser extent, a decline in rates, partially offset by net favorable settlements. The decline in access services volumes was due to a decline in long-distance usage, as well as mass markets and business access line losses.

The following table summarizes our access lines by customer channel as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,070	9,739	(669)	(7)%
Business	2,817	2,920	(103)	(4)%
Wholesale	1,385	1,624	(239)	(15)%

Total access lines	13,272	14,283	(1,011)	(7)%

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in broadband subscribers of approximately 33% as of June 30, 2007 compared to June 30, 2006 and, to a lesser extent, increases in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up connections and from customers upgrading to higher speed plans. The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in private line volumes.

Affiliate and Other Services

The increase in affiliate and other services revenue was primarily due to growth in private line and other services we provide to support our affiliates’ data, Internet and video businesses and, to a lesser extent, price increases for these services. We expect affiliate revenue to increase in 2007 as we provide to our affiliates access to customers within our 14-state region to support their growth in data, Internet and video services.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Network expenses	$47	$47	$—	—%	$80	$88	$(8)	(9)%
Employee-related costs	314	339	(25)	(7)%	643	685	(42)	(6)%
Other non-employee related costs	123	139	(16)	(12)%	235	270	(35)	(13)%
Affiliate costs	56	49	7	14%	114	109	5	5%

Total cost of sales	540	574	(34)	(6)%	1,072	1,152	(80)	(7)%

Selling, general and administrative:
Property and other taxes	85	83	2	2%	165	161	4	2%
Bad debt	19	15	4	27%	36	35	1	3%
Restructuring, realignment and severance	3	1	2	200%	1	5	(4)	(80)%
Employee-related costs	125	151	(26)	(17)%	259	290	(31)	(11)%
Other non-employee related costs	191	207	(16)	(8)%	360	395	(35)	(9)%
Affiliate costs	249	267	(18)	(7)%	479	539	(60)	(11)%

Total selling, general and administrative	672	724	(52)	(7)%	1,300	1,425	(125)	(9)%

Depreciation and amortization	521	592	(71)	(12)%	1,043	1,188	(145)	(12)%

Total operating expenses	$1,733	$1,890	$(157)	(8)%	$3,415	$3,765	$(350)	(9)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes costs incurred in the process of providing products and services to our customers. This includes employee-related costs (such as salaries, wages and benefits directly attributable to providing products or services), network expenses and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and computer system support), which are incurred by us or on our behalf by our affiliates.

Cost of sales as a percentage of revenue decreased to 22% from 23% for each of the three and six months ended June 30, 2007 compared to the same periods of 2006.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. These decreases were partially offset by additional maintenance work.

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

SG&A expenses as a percentage of revenue decreased to 27% from 29% for the three months ended June 30, 2007 compared to the same period of 2006. SG&A expenses decreased to 26% from 29% for the six months ended June 30, 2007 compared to the same period of 2006.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years.

Other non-employee related costs decreased primarily due to lower marketing and advertising costs and a $15 million charge in the second quarter of 2006 for a regulatory matter.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. These affiliate costs decreased primarily due to employee-related cost reductions, decreased affiliate spending on marketing and advertising and lower sales costs.

Pension and Post-Retirement Benefits

QCII allocated to us combined benefits expense of $6 million and $12 million for the three and six months ended June 30, 2007, respectively, compared to $40 million and $80 million for the three and six months ended June 30, 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

Depreciation and Amortization

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $22 million and $45 million higher for the three and six months ended June 30, 2007, respectively, had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$148	$156	$(8)	(5)%	$301	$309	$(8)	(3)%
Loss on early retirement of debt—net	18	—	18	nm	18	—	18	nm
Other—net	4	(3)	7	nm	2	(4)	6	nm

Total other expense (income)—net	$170	$153	$17	11%	$321	$305	$16	5%

Income tax expense	$232	$154	$78	51%	$465	$321	$144	45%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate was 39% and 37% for the three months ended June 30, 2007 and 2006, respectively, and 38% and 37% for the six months ended June 30, 2007 and 2006, respectively. The increase for both periods was primarily due to a one-time tax reduction in 2006 for non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.5 billion at June 30, 2007 and $14.9 billion at December 31, 2006.

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

Near-Term View

We had $392 million in cash and cash equivalents and $95 million of short-term investments available at June 30, 2007. For the six months ended June 30, 2007, our cash was provided by operating activities. During 2007, we expect to use our available excess cash primarily to pay dividends to QSC and to make additional investment in our network. We expect our 2007 capital expenditures to approximate our 2006 level. For the six months ended June 30, 2007, we declared dividends of $1.2 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $382 million and $647 million as of June 30, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $265 million primarily due to earnings before depreciation and amortization and proceeds from the issuance of long-term debt, partially offset by capital expenditures, dividends declared to QSC and early retirement of debt.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand together with our short-term investments and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

To the extent that QCII’s EBITDA (earnings before interest, taxes, depreciation and amortization as defined in QCII’s debt covenants) is reduced by cash judgments, settlements and/or tax payments, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

QCII has $850 million available to it under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. It is QCII’s intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three and six months ended June 30, 2007, QCII repurchased 31 million and 80 million shares, respectively, of its common stock under this program at a weighted average price per share of $9.35 and $8.70, respectively. As of June 30, 2007, QCII had repurchased a total of $905 million of common stock under this program; thus $1.095 billion remained available for stock repurchases.

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

The Credit Facility makes available to QCII $850 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,651	$1,436	$215	15%
Used for investing activities	502	598	(96)	(16)%
Used for financing activities	1,031	896	135	15%

Operating Activities

Cash provided by operating activities increased primarily due to lower cost of sales and SG&A expenses.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures resulting from a change in the timing of spending initiatives. However, as discussed above under the heading “Near-Term View,” we expect our 2007 capital expenditures to approximate our 2006 level.

Financing Activities

During the second quarter of 2007, we took the following measures to improve our capital structure:

•

On May 16, 2007, we issued $500 million aggregate principal amount of notes that bear interest at 6.5% per year and are due in 2017. The net proceeds of approximately $493 million from the issuance have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets;

•	On June 4, 2007, we redeemed $250 million aggregate principal amount of our 8 7/8% Debentures due June 1, 2031; and

•	On June 7, 2007, we redeemed $70 million aggregate principal amount of our 6.0% Notes due 2007.

Dividend payments to QSC were $304 million higher for the six months ended June 30, 2007 compared to the same period in 2006.

Letters of Credit

As of June 30, 2007, we had outstanding letters of credit of approximately $57 million.

Credit Ratings

The table below summarizes our long-term debt ratings as of June 30, 2007:

June 30, 2007
Moody’s	Ba1
S&P	BBB-
Fitch	BBB-

On June 7, 2007, S&P raised its rating from BB+ to BBB-, reflecting the only change in the credit ratings above since December 31, 2006.

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

Approximately $750 million of floating-rate debt was exposed to changes in interest rates as of June 30, 2007 and December 31, 2006. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the six months ended June 30, 2007.

As of June 30, 2007, our cash and investments managed by QSC included $296 million of highly liquid instruments and $95 million of auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2007, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2006 (our “2006 Form 10-K”).

Critical Accounting Policies and Estimates

In our 2006 Form 10-K, we identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

In adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Department of Justice Investigation

On July 9, 2002, QCII was informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of its business. QCII believes the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, transactions between QCII and certain of its vendors and certain investments in the securities of those vendors by individuals associated with QCII, and certain prior disclosures made by QCII. QCII believes that the U.S. Attorney’s Office’s investigation of it is complete.

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

From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the material matters pending against QCII and us, which include the remaining securities actions and the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the remaining securities actions and the KPNQwest litigation present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of QCII’s consolidated financial statements for 2001 and 2000, which are described in QCII’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, QCII’s prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged QCII’s restatement of items in support of their claims. QCII and we continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Civil actions against QCII’s former officers and employees could reduce investor confidence in QCII and us and cause the trading price of our debt securities to decline.

As a result of QCII’s past accounting issues, investor confidence in QCII and us has suffered and could suffer further. Although QCII has consummated a settlement with the SEC concerning its investigation of QCII, in March 2005, the SEC filed suit against QCII’s former chief executive officer, Joseph Nacchio, and other former QCII officers and employees. Further, in December 2005, a criminal indictment was filed against Mr. Nacchio charging him with 42 counts of insider trading.

A trial took place in March and April 2007 in connection with the criminal insider trading charges against Mr. Nacchio. Mr. Nacchio was convicted on 19 of 42 counts. In July 2007, Mr. Nacchio was sentenced to six years’ incarceration, fined $19 million and ordered to forfeit $52 million. A trial could also take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trial and in other matters may result in further scrutiny of us. The existence of this heightened scrutiny could adversely affect investor confidence in QCII and us and cause the trading price of our debt securities to decline.

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

Our ultimate parent, QCII, continues to carry significant debt. As of June 30, 2007, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.5 billion as of that date. Approximately $2.1 billion of QCII’s debt, which includes approximately $800 million of our debt obligations, comes due over the next three years. In addition, holders of the $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. Cash used by QCII in connection with any purchases of its common stock would not be available for other purposes, including the repayment of debt.

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

QCII’s $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2006 Form 10-K and under the heading “Critical Accounting Policies and Estimates” in Item 2 of Part I of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. See Note 5—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In June 2006, QCII received notices of proposed adjustments on several significant issues for its 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. There is no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to QCII.

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

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives us more flexibility to integrate our local operations with QCII’s long-distance operations and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries. In light of this order and consistent with QCII’s continuing strategy to streamline and simplify its corporate structure to gain operational efficiencies, QCII may engage in mergers, dissolutions and operational consolidations affecting one or more of its subsidiaries, including us. We do not expect these changes to adversely affect our consolidated financial condition or results of operations. However, if we are involved in any such changes and/or if we are unable to successfully integrate the affected operations, the trading price of our debt securities and/or credit ratings could be adversely affected. Additionally, the resulting consolidated financial statements could be substantially different from our historical consolidated financial statements. Therefore, our historical financial performance might not be indicative of future financial performance.

ITEM 6.	EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

Exhibit Number	Description

(10.2)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 1, 2007