Form 10-Q
period 2007-09-30
QWEST CORP
filed 2007-10-30
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2007

or

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

On October 29, 2007, one share of Qwest Corporation common stock was outstanding.

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

•

Broadband services (previously referred to as high-speed Internet access). Services used to connect to the Internet and private networks. For Qwest, these services allow our existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

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

•

Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice communication similar to our traditional voice services that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,178	$2,220	$6,582	$6,682
Operating revenue—affiliates	275	256	830	732

Total operating revenue	2,453	2,476	7,412	7,414

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	480	535	1,438	1,578
Cost of sales—affiliates	56	60	170	169
Selling, general and administrative	405	447	1,226	1,333
Selling, general and administrative—affiliates	246	257	725	796
Depreciation and amortization	523	589	1,566	1,777

Total operating expenses	1,710	1,888	5,125	5,653

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	154	154	455	463
Other—net	(4)	5	16	1

Total other expense (income)—net	150	159	471	464

Income before income taxes	593	429	1,816	1,297
Income tax expense	222	152	687	473

Net income	$371	$277	$1,129	$824

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$427	$274
Short-term investments	—	42
Accounts receivable—net of allowance of $53 as of each date	1,021	1,035
Accounts receivable—affiliates	64	147
Deferred income taxes	170	180
Prepaid expenses and other	165	177

Total current assets	1,847	1,855

Property, plant and equipment—net	12,220	12,995
Capitalized software—net	373	419
Prepaid pension—affiliates	950	962
Other	353	239

Total assets	$15,743	$16,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$2	$71
Accounts payable	435	392
Accounts payable—affiliates	367	418
Dividends payable—QSC	200	200
Accrued expenses and other	685	782
Accrued expenses and other primarily related to employee benefits—affiliates	184	176
Deferred revenue and advance billings	441	463

Total current liabilities	2,314	2,502

Long-term borrowings—net of unamortized debt discount of $118 and $126, respectively	7,866	7,610
Deferred revenue	172	173
Deferred income taxes	1,350	1,673
Other	368	220
Other primarily related to post-retirement and other post-employment benefits—affiliates	2,491	2,562

Total liabilities	14,561	14,740

Commitments and contingencies (Note 6)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,480	10,346
Accumulated deficit	(9,298)	(8,616)

Total stockholder’s equity	1,182	1,730

Total liabilities and stockholder’s equity	$15,743	$16,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$1,129	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,566	1,777
Deferred income taxes	(158)	(241)
Provision for bad debt—net	58	50
Other non-cash charges—net	26	21
Changes in operating assets and liabilities:
Accounts receivable	(41)	(38)
Accounts receivable—affiliates	82	(38)
Prepaid expenses and other current assets	19	30
Accounts payable and accrued expenses and other current liabilities	(74)	(40)
Accounts payable and accrued expenses and other current liabilities—affiliates	(49)	(26)
Deferred revenue and advance billings	(25)	(33)
Other non-current assets and liabilities	(43)	44

Cash provided by operating activities	2,490	2,330

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(730)	(916)
Interest in net proceeds from (purchases of) investments managed by QSC	1	(34)
Proceeds from sale of property and equipment	—	43
Other	12	5

Cash used for investing activities	(717)	(902)

Financing activities:
Proceeds from long-term borrowings	500	600
Repayments of long-term borrowings, including current maturities	(321)	(590)
Dividends paid to QSC	(1,800)	(1,321)
Other	1	(42)

Cash used for financing activities	(1,620)	(1,353)

Cash and cash equivalents:
Increase in cash and cash equivalents	153	75
Beginning balance	274	160

Ending balance	$427	$235

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated results of operations for the three and nine months ended September 30, 2007 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

We have reclassified certain prior period balances to conform to the current period presentation.

Business Combinations

In February 2007, the Federal Communications Commission (“FCC”) issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of our ultimate parent, QCII, and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries.

In light of this order and consistent with QCII’s continuing strategy to simplify its corporate structure and gain operational efficiencies, QCII is currently contemplating reorganizing the legal structure of its subsidiaries. These reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, our future financial statements will be different from the financial statements we have historically presented. These reorganization activities will result in a combination of businesses under common control and, as a result, we will be required to combine the financial statements for any transferred businesses into our previously reported financial statements for all periods presented in our public filings.

In addition, QCII’s reorganization activities may result in the transfer of assets, liabilities or employees to us that do not represent a business, as defined, and will be recorded as equity contributions in our consolidated statements of stockholder’s equity. In connection with these activities, we do not expect that QCII will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

As of September 30, 2007, our parent, Qwest Services Corporation (“QSC”), transferred to us certain broadband services-related assets of an affiliate’s operations. The financial impacts related to these assets were immaterial to us.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. See Note 6—Commitments and Contingencies.

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

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $53 million and $157 million for the three and nine months ended September 30, 2007, respectively, and $61 million and $195 million for the three and nine months ended September 30, 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $31.338 billion and $30.477 billion as of September 30, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $860 million and $830 million as of September 30, 2007 and December 31, 2006, respectively. Effective January 1, 2007, as a result of an internal study, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three and nine months ended September 30, 2007, amortization expense would have been higher by $23 million and $68 million, respectively, had we not changed our estimates of the average economic lives.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

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

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

•	$19 million increase in interest accrued for uncertain tax positions and a corresponding $8 million increase in deferred tax asset; and

•	$11 million increase in accumulated deficit.

As of January 1, 2007, we had a total liability of $43 million for interest. During the three and nine months ended September 30, 2007, we increased our liability for uncertain tax positions by $4 million and $13 million, respectively, as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $132 million. If these unrecognized tax benefits were recognized, we do not anticipate that they would have a material impact on our tax provision or our effective tax rate.

QCII treats our consolidated results as if we were a separate taxpayer. This policy requires us to pay our tax liabilities in cash based upon separate return taxable income. However, because we are included in the consolidated federal income tax returns and the combined state income tax returns of QCII, any tax audits involving QCII will also involve us. Because QCII is included in the coordinated industry case program of the Internal Revenue Service (“IRS”), the IRS examines all of QCII’s federal income tax returns. As of September 30, 2007, all of the federal income tax returns QCII has filed since 1998 are still subject to adjustment upon audit. QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns QCII has filed since 1994 are still open for state specific adjustments.

QCII has agreed on a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to formal approval by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, our total unrecognized tax benefits related to uncertain tax positions may decrease by approximately $75 million by June 30, 2008.

Note 3: Auction Rate Securities

QSC manages our cash and investments. As of September 30, 2007, our investments included $41 million of auction rate securities, which are classified as non-current, available-for-sale investments and included in other non-current assets on our condensed consolidated balance sheet. As of December 31, 2006, these and similar securities were classified as short-term investments on our condensed consolidated balance sheet. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

The recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest and have a AAA credit rating. We are uncertain as to when the liquidity issues relating to these investments will improve. We expect that QSC may be able to liquidate these securities in the next twelve months; however, QSC may choose not to sell them due to the high rate of interest they pay. Accordingly, we reclassified these securities as non-current as of September 30, 2007.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

We have historically valued these investments at par, since that is the value we received when trading them in the established market. We believe that the fair value of these investments continues to be par and, therefore, we have not adjusted the recorded value of these securities.

Note 4: Borrowings

As of September 30, 2007 and December 31, 2006, our borrowings, net of discounts and premiums, consisted of the following:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$2	$70
Long-term capital lease obligations	—	1

Total current portion of long-term borrowings	$2	$71

Long-term borrowings:
Long-term notes	$7,859	$7,603
Long-term capital lease obligations	7	7

Total long-term borrowings	$7,866	$7,610

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

On June 4, 2007, we redeemed $250 million aggregate principal amount of our 8 7 /8% Debentures due June 1, 2031. The extinguishment resulted in a loss on early retirement of debt of $18 million.

On June 7, 2007, we redeemed $70 million aggregate principal amount of our 6.0% Notes due 2007.

Note 5: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of the QCII consolidated group. Our business contributes to QCII’s wireline services and other services segments. QCII’s chief operating decision maker (“CODM”) reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

We have the same CODM as the consolidated group. Historically, QCII’s CODM has reviewed operating results for the consolidated group using QCII’s segments to evaluate the performance of each segment and to

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

allocate resources. In August 2007, Edward A. Mueller became QCII’s chief executive officer and our new CODM. Mr. Mueller is currently considering alternative approaches to reviewing our operating results, and we are assessing the data available for such alternatives. As a result, both QCII’s and our operating segments may change in the future based upon this assessment and any resulting decision by the CODM to review operating results based upon an alternative presentation.

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

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Revenue derived from external customers for the three and nine months ended September 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Voice services	$1,441	$1,558	$4,414	$4,764
Data, Internet and video services	735	657	2,157	1,903
Other services	2	5	11	15

Total operating revenue	$2,178	$2,220	$6,582	$6,682

Revenue from affiliates for the three and nine months ended September 30, 2007 and 2006 was 11% and 10%, respectively, of our total operating revenue. However, we do not have any single customer that provides more than 10% of our total revenue derived from external customers. Substantially all of our revenue from external customers comes from customers located in the United States.

Note 6: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain of the matters described below, and QCII has been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions and certain other matters.

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

Settlement of Remaining Securities Actions

A number of persons, including certain large pension funds, were excluded from the settlement class at their request, and filed lawsuits or otherwise pursued claims against QCII similar to the claims asserted in the

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

consolidated securities action. In the aggregate, those persons contended that they incurred losses resulting from their investments in QCII’s securities in excess of $1.9 billion. QCII has entered into settlement agreements with all of those persons. In connection with those settlements, QCII has agreed to pay up to an aggregate of approximately $411 million, including applicable interest, on or before June 30, 2008.

KPNQwest Litigation/Investigation

As previously disclosed, QCII and the other defendants settled a putative class action filed against it and others on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). The most recent complaint alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. At their request, certain individuals and entities were excluded from the settlement class. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have already filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against it if it is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as QCII learns more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. The case has been remanded to the superior court for further proceedings.

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

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The amended complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $313 million based on the exchange rate on September 30, 2007).

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states (other than Louisiana and Tennessee) in which QCII has fiber optic cable in railroad rights-of-way, and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

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

Qwest Communications Corporation (“QCC”), one of QCII’s other subsidiaries, is a defendant in litigation filed by several billing agents for the owners of payphones, seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

We are a defendant in litigation brought by several owners of payphones, relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim is we charged more for payphone access lines than we were permitted to under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against us is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. We will vigorously defend against these actions.

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

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

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

Note 7: Dividends

During the three and nine months ended September 30, 2007, we declared dividends of $600 million and $1.8 billion, respectively, to QSC.

Note 8: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of September 30, 2007, employees covered under these collective bargaining agreements totaled 20,476, or 83% of all our employees.

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

Our operations are integrated into and are part of the segments of the QCII consolidated group. Our business contributes to QCII’s wireline services and other services segments. QCII’s chief operating decision maker, or CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on segments is provided in Note 5—Contribution to QCII Segments to our condensed consolidated financial statements in Item 1 of Part I of this report. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2006.

We have the same CODM as the consolidated group. Historically, QCII’s CODM has reviewed operating results for the consolidated group using QCII’s segments to evaluate the performance of each segment and to allocate resources. In August 2007, Edward A. Mueller became QCII’s chief executive officer and our new CODM. Mr. Mueller is currently considering alternative approaches to reviewing our operating results, and we are assessing the data available for such alternatives. As a result, both QCII’s and our operating segments may change in the future based upon this assessment and any resulting decision by the CODM to review operating results based upon an alternative presentation.

We have reclassified certain prior period revenue, expense and access line amounts to conform to the current period presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services for the nine months ended September 30, 2007 represents 29% of our total revenue and continues to grow. At the same time, our customers continue to shift away from traditional data, Internet and video products to more advanced technologies. Our results reflect our continued focus on these more-advanced, high-growth products including broadband services, private line and video. The revenue increases from these high-growth products have outpaced declines in revenue from traditional data, Internet and video services including ATM and frame relay.

We continue to focus our efforts on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate from dial-up connections to higher speed connections. We reached 2.4 million broadband subscribers as of September 30, 2007 compared to 1.9 million as of the same date in 2006. We expect growth in broadband subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds in order to meet customer demand.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. In addition, consolidation in the telecommunications industry continues to negatively impact our revenue. Product bundling, as described below, has been one of our responses to access line losses.

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

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce and our relationships with our affiliates in response to productivity improvements and changes in the telecommunications industry and governmental regulations. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in Item 1A of Part II of this report may also materially impact our business operations and financial results.

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

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay in advance a service activation fee, a monthly service fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and nine months ended September 30, 2007 and 2006 and the number of employees as of September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,453	$2,476	$(23)	(1)%	$7,412	$7,414	$(2)	—%
Operating expenses	1,710	1,888	(178)	(9)%	5,125	5,653	(528)	(9)%
Other expense—net	150	159	(9)	(6)%	471	464	7	2%

Income before income taxes	593	429	164	38%	1,816	1,297	519	40%
Income tax expense	222	152	70	46%	687	473	214	45%

Net income	$371	$277	$94	34%	$1,129	$824	$305	37%

Employees (as of September 30)					24,679	26,961	(2,282)	(8)%

Operating Revenue

The following table compares our operating revenue for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating Revenue:
Voice services	$1,441	$1,558	$(117)	(8)%	$4,414	$4,764	$(350)	(7)%
Data, Internet and video services	735	657	78	12%	2,157	1,903	254	13%
Affiliate and other services	277	261	16	6%	841	747	94	13%

Total operating revenue	$2,453	$2,476	$(23)	(1)%	$7,412	$7,414	$(2)	—%

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, to a lesser extent, mass markets and business local voice services revenue decreased due to lower Universal Service Fund, or USF, revenue (and a corresponding decrease in USF charges) primarily due to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

Access services revenue decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to a 7% decline in volumes associated with a decline in long-distance usage, as well as mass markets and business access line losses.

The following table summarizes our access lines by customer channel as of September 30, 2007 and 2006:

	As of September 30,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	8,891	9,573	(682)	(7)%
Business	2,803	2,900	(97)	(3)%
Wholesale	1,338	1,564	(226)	(14)%

Total access lines	13,032	14,037	(1,005)	(7)%

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in broadband subscribers of approximately 26% as of September 30, 2007 compared to September 30, 2006 and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up connections as well as customers upgrading to higher speed plans. The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in private line volumes.

Affiliate and Other Services

The increase in affiliate and other services revenue was primarily due to growth in private line and other services we provide to support our affiliates’ data, Internet and video businesses and, to a lesser extent, price increases for these services. We expect affiliate revenue to increase in 2007 as we provide our affiliates access to customers within our 14-state region to support their growth in data, Internet and video services.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Network expenses	$50	$55	$(5)	(9)%	$130	$143	$(13)	(9)%
Employee-related costs	311	351	(40)	(11)%	954	1,036	(82)	(8)%
Other non-employee related costs	119	129	(10)	(8)%	354	399	(45)	(11)%
Affiliate costs	56	60	(4)	(7)%	170	169	1	1%

Total cost of sales	536	595	(59)	(10)%	1,608	1,747	(139)	(8)%

Selling, general and administrative:
Property and other taxes	70	81	(11)	(14)%	235	242	(7)	(3)%
Bad debt	22	15	7	47%	58	50	8	16%
Realignment, severance and related costs	3	36	(33)	(92)%	4	41	(37)	(90)%
Employee-related costs	120	148	(28)	(19)%	379	438	(59)	(13)%
Other non-employee related costs	190	167	23	14%	550	562	(12)	(2)%
Affiliate costs	246	257	(11)	(4)%	725	796	(71)	(9)%

Total selling, general and administrative	651	704	(53)	(8)%	1,951	2,129	(178)	(8)%

Depreciation and amortization	523	589	(66)	(11)%	1,566	1,777	(211)	(12)%

Total operating expenses	$1,710	$1,888	$(178)	(9)%	$5,125	$5,653	$(528)	(9)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes costs incurred in the process of providing products and services to our customers. This includes employee-related costs (such as salaries, wages and benefits directly attributable to providing products or services), network expenses and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and computer system support services), which are incurred by us or on our behalf by our affiliates.

Cost of sales as a percentage of revenue decreased to 22% from 24% for each of the three and nine months ended September 30, 2007 compared to the same periods of 2006.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. See additional information under the heading “Pension and Post-Retirement Benefits.” In addition, employee reductions contributed to lower costs. These decreases were partially offset by additional maintenance work.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products and decreased call termination fees.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to providing products or services and sales commissions), realignment, severance and related costs, bad debt, property and other taxes and other non-employee related costs (such as real estate, marketing and advertising, professional service fees, computer systems support services and litigation related charges), which are incurred by us or on our behalf by our affiliates.

SG&A expenses as a percentage of revenue decreased to 27% from 28% for the three months ended September 30, 2007 compared to the same period of 2006 and SG&A expenses decreased to 26% from 29% for the nine months ended September 30, 2007 compared to the same period of 2006.

Property and other taxes decreased primarily due to a reduction recorded in the third quarter of 2007 in our estimated property tax obligations for prior years.

Bad debt expense increased for the three months ended September 30, 2007 compared to the same period of 2006 primarily due to an adjustment in the third quarter of 2007 and a reduction of our reserve balance in the third quarter of 2006. The reduction of the reserve balance reflected improvements in collections and aging of customer accounts over several months prior to September 30, 2006. Absent these adjustments, bad debt expense would have been relatively flat for the nine months ended September 30, 2007 compared to the same period of 2006.

Realignment, severance and related costs decreased due to a $32 million severance charge in the third quarter of 2006 primarily associated with the closing of two call centers and a planned reduction in network employees as we continued to right-size our workforce in response to changes in the telecommunications industry and productivity improvements.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. See additional information under the heading “Pension and Post-Retirement Benefits.” In addition, employee reductions contributed to lower costs.

Other non-employee related costs increased for the three months ended September 30, 2007 compared to the same period of 2006 primarily due to a one-time credit in the third quarter of 2006 for marketing and advertising expense. Other non-employee related costs decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to a $15 million charge in the second quarter of 2006 for a regulatory matter.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. These affiliate costs decreased primarily due to employee-related cost reductions, decreased affiliate spending on marketing and advertising and lower sales costs.

Pension and Post-Retirement Benefits

QCII allocated to us combined benefits expense of $6 million and $18 million for the three and nine months ended September 30, 2007, respectively, compared to $40 million and $120 million for the three and nine months ended September 30, 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

Depreciation and Amortization

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $23 million and $68 million higher for the three and nine months ended September 30, 2007, respectively, had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$154	$154	$—	—%	$455	$463	$(8)	(2)%
Loss on early retirement of debt—net	—	9	(9)	nm	18	9	9	100%
Other—net	(4)	(4)	—	—%	(2)	(8)	6	(75)%

Total other expense (income)—net	$150	$159	$(9)	(6)%	$471	$464	$7	2%

Income tax expense	$222	$152	$70	46%	$687	$473	$214	45%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The changes in loss on early retirement of debt—net were due to repayments of debt of $250 million in the second quarter of 2007 and $500 million in the third quarter of 2006.

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate was 37% and 35% for the three months ended September 30, 2007 and 2006, respectively, and 38% and 36% for the nine months ended September 30, 2007 and 2006, respectively. The increase for both periods was primarily due to a one-time tax reduction in 2006 for non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Liquidity and Capital Resources

We are a wholly owned subsidiary of Qwest Services Corporation, or QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.5 billion at September 30, 2007 and $14.9 billion at December 31, 2006.

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

Near-Term View

We had $427 million in cash and cash equivalents available at September 30, 2007. For the nine months ended September 30, 2007, our cash was provided by operating activities. For the next 12 months, we expect to use our available excess cash primarily to pay dividends and income taxes to QSC and to make additional investment in our network. We expect our 2007 capital expenditures to be slightly lower than our 2006 level. For the nine months ended September 30, 2007, we declared dividends of $1.8 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $467 million and $647 million as of September 30, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $180 million primarily due to earnings before depreciation, amortization and income taxes and proceeds from the issuance of long-term debt, partially offset by capital expenditures, dividends declared to QSC and the early retirement of debt.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we or QCII become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

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

QCII has $850 million available to it under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. It is QCII’s intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three and nine months ended September 30, 2007, QCII repurchased 27 million and 107 million shares, respectively, of its common stock under this program at a weighted average price per share of $9.17 and $8.82, respectively. As of September 30, 2007, QCII had repurchased a total of $1.152 billion of common stock under this program; thus $848 million remained available for stock repurchases.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,490	$2,330	$160	7%
Used for investing activities	717	902	(185)	(21)%
Used for financing activities	1,620	1,353	267	20%

Operating Activities

Cash provided by operating activities increased primarily due to lower cost of sales and SG&A expenses.

Investing Activities

Cash used for investing activities decreased due to lower capital expenditures primarily resulting from reduced spending on telecommunications infrastructure for new real estate developments.

Financing Activities

For the nine months ended September 30, 2007, we took the following measures to improve our capital structure:

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

For information on our 2006 financing activities, see Note 7—Borrowings to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 (our “2006 Form 10-K”).

Dividend payments to QSC were $479 million higher for the nine months ended September 30, 2007 compared to the same period in 2006.

Letters of Credit

As of September 30, 2007, we had outstanding letters of credit of approximately $56 million.

Credit Ratings

The table below summarizes our long-term debt ratings as of September 30, 2007:

September 30, 2007
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

Approximately $750 million of floating-rate debt was exposed to changes in interest rates as of September 30, 2007 and December 31, 2006. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the nine months ended September 30, 2007.

As of September 30, 2007, our cash and investments managed by QSC included $345 million of highly liquid instruments and $41 million of auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2007, when compared to the disclosures provided in our 2006 Form 10-K.

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

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Item 1A of Part II of this report. These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading “Risk Management” in Item 2 of Part I of this report is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII and we continue to defend against the KPNQwest matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from these matters. QCII has not recorded reserves in its financial statements for these matters. However, the ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

Further, there are other material proceedings pending against QCII and us as described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

Our ultimate parent, QCII, continues to carry significant debt. As of September 30, 2007, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.5 billion as of that date. Approximately $2.5 billion of QCII’s debt, which includes approximately $800 million of our debt obligations, comes due over the next three years. In addition, holders of the $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. Cash used by QCII in connection with any purchases of its common stock would not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and under the heading “Liquidity and Capital Resources” in Item 2 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive and, as such, we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Examples of proceedings involving some of these adverse positions are described under the heading “Other Matters” in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In June 2006, QCII received notices of proposed adjustments on several significant issues for its 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. There is no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to QCII.

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

As a result of recent regulatory developments or other business needs, QCII is currently contemplating reorganizing the legal structure of its subsidiaries, which could adversely affect the trading price of our debt securities and/or our credit ratings.

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of QCII and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries. In light of this order and consistent with QCII’s continuing strategy to simplify its corporate structure and gain operational efficiencies, QCII is currently contemplating reorganizing the legal structure of its subsidiaries. In connection with these activities, we do not expect that QCII will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations. However, if we continue to be involved in any such activities and/or if we are unable to successfully integrate the affected operations, the trading price of our debt securities and/or credit ratings could be adversely affected. Additionally, these reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, our future financial statements will be different from the financial statements we have historically presented. Therefore, our historical financial performance might not be indicative of future financial performance.

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

QWEST CORPORATION

By:	/s/ R. WILLIAM JOHNSTON
R. William Johnston Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

October 30, 2007