Form 10-K
period 2007-12-31
QWEST CORP
filed 2008-02-12
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 11, 2008, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation’s common stock is held by non-affiliates.

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

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Broadband Services. Services used to connect to the Internet through existing telephone lines that operate at higher speeds than dial-up access.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area.

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Frame Relay. A high speed data switching technology used primarily to interconnect multiple local networks.

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

ii

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

We are wholly owned by Qwest Services Corporation, or QSC, which is wholly owned by QCII. We provide voice, data, Internet and satellite video services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliates. You can find more information about our products and services and about our bundled offerings below under the heading “Products and Services.”

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national telecommunications network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	Voice over Internet protocol, or VoIP;

•	Multi-protocol label switching; and

•	Cable-based video.

For certain products and services we provide and for a variety of internal communications functions, we use parts of QCII’s network to transport voice and data traffic. Through its telecommunications network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, asynchronous transfer mode and frame relay.

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

Financial Highlights

The below table provides a summary of some of our financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating results:
Operating revenue	$9,877	$9,871	$10,048
Operating expenses	6,879	7,472	7,892
Income before income taxes and cumulative effect of changes in accounting principles	2,377	1,851	1,530
Net income	1,492	1,203	977

Cash flow data:
Cash provided by operating activities	3,260	3,133	3,416
Capital expenditures	1,037	1,188	1,232

	December 31,
	2007	2006
	(Dollars in millions)
Balance sheet data:
Total debt	$7,869	$7,681
Working capital deficit*	(858)	(647)
Accumulated deficit	(9,535)	(8,616)
Total stockholder’s equity	977	1,730

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

Our operations are integrated into and are part of the segments of the QCII consolidated group. Our business contributes to QCII’s wireline services and other services segments. QCII’s chief decision maker, or CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on our contribution to QCII’s segments is provided in Note 14—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2007.

Customers

We sell our products and services to mass markets, business and wholesale customers. In general, our mass markets customers include consumers and small businesses. Our business customers include local, national and global businesses, governmental entities and educational institutions. Our wholesale customers are other telecommunications providers that purchase our products and services to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network. We also sell our products and services to our affiliates through our business and wholesale channels.

We sell our products and services to mass markets customers using a variety of channels, including our sales and call centers, our website, telemarketing and retail stores and kiosks. We sell our products and services to business and wholesale customers through direct sales, partnership relationships and arrangements with third-party agents.

Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Products and Services

Our products and services include voice, data, Internet and satellite video services. We offer many of our customers the ability to bundle together several products and services. In addition, through joint marketing relationships with our affiliates, we are also able to bundle our services with additional services offered by our affiliates. For example, we offer our mass markets customers “digital voice” services, which consist of integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband access, video, digital voice and wireless. In addition, we offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding). We believe these customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider.

Our wireline products and services are offered through our telecommunications network. Our telecommunications network consists of copper cables, fiber optic broadband cables, voice and data switches and other equipment we need to provide our wireline products and services. Our network serves approximately 13 million access lines and forms a portion of the public switched telephone network.

Detailed below is additional information about our key products and services.

Voice Services

Local Voice Services

We originate, transport and terminate local voice services. We provide various local voice services to our mass markets and business customers, including basic local exchange services and switching services for customers’ communications through facilities that we own. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

Additionally, we provide local voice services to wholesale customers. Our wholesale local voice services include network transport, billing services and access to our telecommunications network by other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. We also sell unbundled network elements, or UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-Distance Voice Services

We provide domestic long-distance voice services to our mass markets, business and wholesale customers. Our domestic long-distance voice services revenue does not contribute significantly to our total revenue.

Access Services

We also provide services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Data, Internet and Video Services

We provide data, Internet and satellite video services. Our customers use these products and services in a variety of ways. Our mass markets customers generally use our services to access the Internet and Internet-based services. These customers also use our resold satellite digital television services. Our business customers use our services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions, such as transferring files from one location to another. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

Revenue from our data, Internet and video services currently represents 30% of our total revenue, and these services are our fastest growing source of revenue. These offerings are described below.

•	Broadband services. Our broadband services allow customers to connect to the Internet through their existing telephone lines at higher speeds than dial-up access.

•

Private line. Private line is a direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

•	Video services. We offer resold satellite digital television programming services.

In addition, we continue to provide several traditional data and Internet services including asynchronous transfer mode, frame relay and integrated services digital network.

Other Services

Our other services include the subleasing of some of our unused real estate, such as space in our office buildings, warehouses and other properties.

Affiliate Services

We provide to our affiliates billing and collection, network services, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our affiliates, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We believe it is unlikely that we could lose any intellectual property rights that are material to our business.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition will continue to intensify. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Voice Services

Local Voice Services

Although our status as an incumbent local exchange carrier, or ILEC, helps make us the leader in providing voice services in our local service area, competition in this market is continually increasing. Many consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. As a result of this product substitution, we face greater competition in providing wireline services from wireless providers (including one of our affiliates) and from broadband service providers, including cable companies and VoIP providers. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs. We believe consumers value the simplicity and convenience of receiving multiple services from a single provider. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. For additional discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Access Services

We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. We face significant competition for access services from competitive local exchange carriers. Our access service customers face competitive pressures in their businesses that are similar to those we face in our business. To the extent these competitive pressures have resulted in decreased demand for their services, demand for our access services has also declined.

Data, Internet and Video Services

In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that are increasingly providing customers with data services. By doing so, these competitors take traffic off of our network.

Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access services.

Regulation

We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the Federal Communications Commission, or FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required.

Each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities’ activities. For example, jurisdictions may restrict the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

In several proceedings, including Doty v. Qwest Corporation, the Montana Public Service Commission is considering whether to order a reduction in the prices that we are allowed to charge our retail residential and small business customers for intrastate telecommunications services in Montana. The proceedings are at an early stage, and we have asserted legal defenses in these matters, but the complainants have asked the commission to order us to reduce our prices for telecommunications services in Montana.

Interconnection

The FCC and state commissions continue to interpret the obligations of ILECs under the Telecommunications Act of 1996 to interconnect their networks with other telecommunications providers and allow competing local exchange carriers, or LECs, to resell ILECs’ services and use ILECs’ facilities as unbundled network elements. The FCC’s rules establish our obligations in our local service area. The FCC has provided us limited unbundling relief in our Omaha, Nebraska service area.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that has been open for several years. This proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding is not yet complete, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the difficulty in applying the existing rules to new types of traffic for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls.

In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. This proceeding remains pending before the FCC.

In October 2007, the FCC initiated a rulemaking proceeding to consider the rules, tariffs and rates governing switched access rates charged by rural LECs experiencing substantial growth in demand for terminating services, often resulting from arrangements with companies providing free calling services. This proceeding responded to complaints filed by one of QCII’s other subsidiaries, Qwest Communications Corporation, or QCC, and other long-distance telecommunications providers asserting that rural LECs are engaging in arrangements with providers of free calling services, such as conference calling, chat lines and international calling. Under these arrangements, the calls are placed to a local number within the LEC’s exchange, resulting in dramatic increases in access charges paid by long-distance telecommunications providers to terminate those calls. The resulting revenues are shared by the LECs and the providers of free calling services. This proceeding remains pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

The FCC has issued an order preempting state telecommunication service regulation over voice services provided over the Internet, known as “VoIP.” In March 2007, the Eighth Circuit Court of Appeals affirmed the FCC’s order, and this order is final.

In March 2004, the FCC instituted a rulemaking proceeding addressing many issues related to VoIP and other Internet services. In this proceeding, the FCC is considering a number of issues that could affect intercarrier compensation rules and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC is also considering whether VoIP services should be classified as unregulated “information services” or regulated “telecommunications services” under the Communications Act of 1934. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons and applicability of law enforcement statutes. This proceeding remains pending. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support “universal service,” based on a percentage of their revenues from those services. In June 2007, the D.C. Circuit Court of Appeals upheld the FCC’s decision to require universal service contributions from VoIP providers, and that decision is final. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified. While we stand to benefit from growth in VoIP, it could also contribute to further declines in our local exchange services.

In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. In October 2007, the Third Circuit Court of Appeals upheld the FCC’s order. In June 2006, we filed a petition asking the FCC to apply similar regulatory relief to our other broadband services. In September 2007, we withdrew that petition and then filed a similar petition. A decision from the FCC is expected by the end of 2008.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $6 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Currently, universal service contributions are assessed at a rate of approximately 11% of interstate and international end-user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

We are also currently the recipient of approximately $75 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2007, we employed approximately 24,000 people.

Approximately 20,000 of our employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current three-year agreements with the CWA and IBEW will expire on August 16, 2008. See the discussion of risks relating to the renegotiation of these agreements in “Risk Factors—Other Risks Relating to Qwest” in Item 1A of this report.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in providing wireline services from cable companies, wireless providers (including one of our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

We are continually evaluating our responses to these competitive pressures. Our most recent responses include product bundling and packaging and QCII’s and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as satellite video services. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. This consolidation results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this consolidation and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data and video services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our debt securities.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against QCII, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in “Legal Proceedings” in Item 3 of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution. In addition, the outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff.

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

We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions, pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required. We are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in “Business—Regulation” in Item 1 of this report.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of December 31, 2007, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.3 billion as of that date. Approximately $3.6 billion of QCII’s debt, which includes approximately $800 million of our debt obligations, comes due over the next three years. The $3.6 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which QCII may elect to redeem, and the holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because these notes have historically traded at market prices above the estimated conversion values. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006 QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years, and on December 13, 2007 QCII’s Board of Directors declared a quarterly dividend totaling approximately $140 million, which will be paid in the first quarter of 2008. It is also the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in “Legal Proceedings” in Item 3 of this report.

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

The industry in which we operate is capital intensive and, as such, we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with QCII’s employee benefit plans could negatively impact QCII’s stockholders’ equity balance, which may in turn affect our business and liquidity.

Our employees participate in employee benefit plans sponsored by QCII.

QCII maintains a qualified pension plan, a nonqualified pension plan and post-retirement benefit plans. QCII’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligations or a significant decrease of the asset values without necessarily impacting QCII’s net income. In addition, QCII’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions it used to calculate the obligations. Because the combined value of plan assets and the combined benefit obligations are each approximately 20 times larger than QCII’s net stockholders’ equity as of December 31, 2007, these adverse changes could have a significant negative impact on its stockholders’ equity. Stockholders’ equity is one of several measures used by certain customers and vendors, among others, to evaluate a company’s financial condition. As such, a significant negative impact on QCII’s stockholders’ equity could adversely impact QCII’s and our competitiveness in obtaining favorable purchase arrangements and make it more challenging for QCII and us to compete for certain sales contracts, among other things.

In addition, with respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required payments. However, based on current actuarial analyses and forecasts, QCII does not expect to be required to make any such contributions in the near term.

As a wholly owned subsidiary of QCII, these events could adversely affect our ability to conduct business or to access the capital markets.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits by the Internal Revenue Service, or IRS, as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. In June 2006, QCII received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. QCII has reached tentative settlements with the IRS on several of these issues, including the DEX sale issue, as described in Note 4—Income Taxes to our consolidated financial statements in Item 8 of this report. These settlements are subject to formal review and approval by the IRS, and there is no assurance that these settlements will ultimately be effected in accordance with QCII’s expectations.

Because prior to 1999 we were a member of affiliated groups filing consolidated U.S. federal income tax returns, we could be severally liable for tax examinations and adjustments not directly applicable to us or to current members of the QCII affiliated group. Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to current or former affiliated companies or for claims they have asserted or may assert against us.

We believe that we have adequately provided for tax contingencies. However, tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current three-year agreements with the CWA and the IBEW will expire on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

As a result of recent regulatory developments or other business needs, QCII is reorganizing the legal structure of its subsidiaries, which could adversely affect the trading price of our debt securities and our credit ratings.

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of QCII and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries. In light of this order and consistent with QCII’s continuing strategy to simplify its corporate structure and gain operational efficiencies, QCII is reorganizing the legal structure of its subsidiaries. In connection with these activities, we do not expect that QCII will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations. However, if we continue to be involved in any of these activities and are unable to successfully integrate the affected operations, the trading price of our debt securities and credit ratings could be adversely affected. Additionally, these reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, our future financial statements will be different from the financial statements we have historically presented. Therefore, our historical financial performance might not be indicative of future financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	42%	43%
Other network equipment	47%	46%
General-purpose computers and other	4%	4%

Total	100%	100%

Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $43.6 billion and $43.5 billion at December 31, 2007 and 2006, respectively, before deducting accumulated depreciation.

We own and lease administrative offices in major metropolitan locations within our local service area. Substantially all of our communications equipment and other network equipment is located in buildings that we own or on land within our local service area.

For additional information, see Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those matters to which we are a party (primarily the third matter described under the heading “Other” relating to litigation brought by several owners of payphones) represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain of the matters described below, and QCII has been advancing legal fees and costs to many former directors, officers and employees in connection with the securities actions and certain other matters.

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

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it instructed the district court to provide a more detailed explanation for overruling those objections. QCII has asked the full Tenth Circuit to review the panel’s decision. The ultimate outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff.

KPNQwest Litigation/Investigation

In 2006, QCII and the other defendants reached settlements of a putative class action filed against QCII and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against QCII if QCII is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as QCII learns more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on December 31, 2007).

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

QCC is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

We are a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against us is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. We will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of QCII’s retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. QCII believes that its reduction of the life insurance benefit was permissible under applicable law and plan documents and will vigorously defend against this action.

QCII has tax related matters pending against it, certain of which are before the Appeals Office of the IRS, the outcomes of which could result in a liability to us. In addition, tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to current or former affiliated companies or for claims they have asserted or may assert against us. We believe that we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we could be required to record additional amounts in future periods.

Matter Resolved in the Fourth Quarter of 2007

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P., or Katz, filed a lawsuit in Federal District Court in Delaware against QCII (including a number of its subsidiaries). The lawsuit alleged infringement by QCII of 24 patents. The lawsuit was consolidated with numerous other lawsuits against unrelated entities before the United States District Court for the Central District of California. The complaint against QCII generally alleged infringement based on QCII’s use of interactive voice response systems to automate processing of customer calls to QCII. Katz sought unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. In December 2007, QCII entered into a settlement agreement with Katz under which QCII agreed to purchase from Katz a nonexclusive license for interactive voice applications patented by Katz.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have omitted this information pursuant to General Instruction I(2).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

•	the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which was effective for us on January 1, 2007;

•	the adoption of SFAS No. 123(R), “Share-Based Payment,” which was effective for us on January 1, 2006;

•	the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which was effective for us on December 31, 2005; and

•	the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective for us on January 1, 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Operating revenue	$9,877	$9,871	$10,048	$10,331	$10,811
Operating expenses	6,879	7,472	7,892	8,016	8,499
Income before income taxes and cumulative effect of changes in accounting principles	2,377	1,851	1,530	1,742	1,758
Income before cumulative effect of changes in accounting principles	1,492	1,203	989	1,044	1,083
Net income	1,492	1,203	977	991	1,050
Other data:
Cash provided by operating activities	$3,260	$3,133	$3,416	$3,319	$4,824
Cash used for investing activities	1,019	1,057	1,013	1,383	1,933
Cash used for financing activities	2,232	1,962	2,585	2,249	2,458
Capital expenditures	1,037	1,188	1,232	1,437	1,635

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Balance sheet data:
Total assets	$15,397	$16,470	$17,571	$19,590	$21,937
Total debt(1)	7,869	7,681	7,665	7,660	7,755
Total debt to total capital ratio(2)	89%	82%	77%	68%	72%

(1)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.

(2)	The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt includes current portion of long-term borrowings and long-term borrowings—net as reflected on our consolidated balance sheets. Total capital is the sum of total debt and total stockholder’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview and Presentation

We provide voice, data, Internet and satellite video services. We generate revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national telecommunications network through which it provides some long-distance, data and Internet services that we do not provide. You can find additional information about these services that we do not provide in “Business” in Item 1 of this report.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII’s telecommunications network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, ATM and frame relay.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Our operations are integrated into and are part of the segments of the QCII consolidated group and contribute to QCII’s wireline services and other services segments. QCII’s chief operating decision maker, or CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on our contributions to QCII’s segments is provided in Note 14—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report.

We have the same CODM as the QCII consolidated group. In August 2007, Edward A. Mueller became our Chief Executive Officer and President, QCII’s Chairman and Chief Executive Officer and our new CODM, and during 2007 he continued to use these same segments to evaluate performance and allocate resources. However, QCII will adjust its reporting segments at the beginning of 2008 to reflect changes in how it has begun managing its business beginning in 2008.

We are reviewing the definitions we use to classify expenses as cost of sales, selling expenses or general and administrative expenses. We expect to make changes to these definitions in the first quarter of 2008 to better reflect the manner in which we intend to manage our business going forward. These definitional changes will have no impact on our total operating expenses or net income for any period.

We have reclassified certain prior year revenue, expense and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 30% of our total revenue for the year ended December 31, 2007 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more advanced technologies. As a result, we continue to focus on these more advanced, high-growth products, which include broadband services, private line and satellite video. The revenue increases from these more advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services such as ATM and frame relay.

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds to meet customer demand. We reached 2.5 million broadband subscribers as of December 31, 2007 compared to 2.1 million and 1.5 million as of the same date in 2006 and 2005, respectively. We expect broadband subscriber growth to continue, even though we expect to face continuing competition for these subscribers.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Product bundling, as described below, has been one of our responses to access line losses.

•

Product bundling. We offer many of our customers the ability to bundle several products and services. For example, through joint marketing and advertising efforts with our affiliates, we and QCII offer our mass markets customers “digital voice” services, which consist of integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband access, video, digital voice and wireless. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. We also offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding). We believe customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider. As a result of these offerings, our sales of bundled products have increased. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles have positively impacted customer retention and revenue per customer has increased since the introduction of our bundled offerings.

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

Results of Operations

Overview

We generate the majority of our revenue from wireline services. We also generate revenue from services we provide to our affiliates. Our services are further described below.

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. These services include: broadband services and satellite video, which we offer to mass markets customers; private line, which we offer to wholesale and business customers; and other data services such as integrated services digital network, or ISDN, ATM and frame relay, which we offer primarily to business customers.

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the years ended December 31, 2007, 2006 and 2005 and the number of employees as of December 31, 2007, 2006 and 2005:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions, except employee headcount)
Operating revenue	$9,877	$9,871	$10,048	$6	$(177)	— %	(2)%
Operating expenses	6,879	7,472	7,892	(593)	(420)	(8)%	(5)%
Other expense—net	621	548	626	73	(78)	13%	(12)%

Income before income taxes and cumulative effect of changes in accounting principles	2,377	1,851	1,530	526	321	28%	21%
Income tax expense	885	648	541	237	107	37%	20%

Income before cumulative effect of changes in accounting principles	1,492	1,203	989	289	214	24%	22%
Cumulative effect of changes in accounting principles—net of taxes	—	—	(12)	—	12	— %	nm

Net income	$1,492	$1,203	$977	$289	$226	24%	23%

Employees (as of December 31)	24,355	26,216	27,406	(1,861)	(1,190)	(7)%	(4)%

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

2007 COMPARED TO 2006

The following table compares our operating revenue for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Operating revenue:
Voice services	$5,827	$6,275	$(448)	(7)%
Data, Internet and video services	2,928	2,588	340	13%
Affiliate and other services	1,122	1,008	114	11%

Total operating revenue	$9,877	$9,871	$6	— %

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, but to a lesser extent, local voice services revenue decreased due to lower Universal Service Fund, or USF, revenue primarily due to the elimination of the USF assessment on certain products in late 2006. This decrease also reduced our expense by a similar amount. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

Access service revenue decreased primarily due to access line losses in our mass markets and business channels, which decreased demand from interexchange carriers that provide long distance service to our local customers.

The following table summarizes our access lines by customer channel as of December 31, 2007 and 2006:

	As of December 31,		Decrease	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(in thousands)
Mass markets	8,694	9,422	(728)	(8)%
Business	2,803	2,878	(75)	(3)%
Wholesale	1,292	1,495	(203)	(14)%

Total access lines	12,789	13,795	(1,006)	(7)%

Data, Internet and Video Services

Data, Internet and video services revenue in our mass markets channel increased primarily due to an increase in broadband subscribers of approximately 22% and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up Internet connections as well as customers upgrading to higher speed Internet connections. The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in private line volumes.

Affiliate and Other Services

The increase in affiliate and other services revenue was primarily due to increased volumes of private line and other services we provide to support our affiliates’ data, Internet and video businesses and, to a lesser extent, price increases for these services.

2006 COMPARED TO 2005

The following table compares our operating revenue for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Operating revenue:
Voice services	$6,275	$6,754	$(479)	(7)%
Data, Internet and video services	2,588	2,224	364	16%
Affiliate and other services	1,008	1,070	(62)	(6)%

Total operating revenue	$9,871	$10,048	$(177)	(2)%

Voice Services

Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above and, to a lesser extent, discounts on our product bundles offered to our mass markets customers. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Wholesale local services revenue was affected by accelerated weakening demand for UNEs. In addition, access services revenue decreased due to a 10% decline in volumes and lower access rates due to legislative and regulatory changes in certain states. Additionally, in 2005, we recognized a non-recurring benefit due to favorable regulatory rulings, and we recorded $23 million for a favorable settlement related to a customer billing dispute.

The following table shows our access lines by customer channel as of December 31, 2006 and 2005:

	As of December 31,		Decrease	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(in thousands)
Mass markets	9,422	10,050	(628)	(6)%
Business	2,878	2,979	(101)	(3)%
Wholesale	1,495	1,710	(215)	(13)%

Total access lines	13,795	14,739	(944)	(6)%

Data, Internet and Video Services

Data, Internet and video services revenue in our mass markets channel increased primarily due to the transfer of a new Internet service to us from an affiliate in 2005, a 43% increase in broadband subscribers and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from increased penetration and expanded service availability as customers migrated from dial-up Internet connections to higher speed Internet connections.

Data and Internet services revenue in our business channel increased primarily due to growth in private line and broadband services, partially offset by decreases in frame relay.

Data and Internet services revenue in our wholesale channel decreased primarily due to the sale of our wholesale modem services business in 2005 and decreased demand for ISDN. These decreases were partially offset by an increase in revenue from private line services.

Affiliate and Other Services

Affiliate services revenue decreased primarily due to a price reduction for billing and collection services. Additionally, in connection with our affiliate’s transition to a third party wireless provider, we no longer provide certain services to that affiliate. This transition was completed in 2005. These decreases were partially offset by increased private line and other services primarily in support of our affiliates’ data, Internet and video businesses.

Operating Expenses

This section should be read in conjunction with our business trends discussed above.

2007 COMPARED TO 2006

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Network expenses	$176	$195	$(19)	(10)%
Employee-related costs	1,254	1,376	(122)	(9)%
Other non-employee related costs	489	524	(35)	(7)%
Affiliate costs	218	228	(10)	(4)%

Total cost of sales	2,137	2,323	(186)	(8)%

Selling, general and administrative:
Property and other taxes	305	308	(3)	(1)%
Bad debt	82	65	17	26%
Realignment, severance and related costs	15	40	(25)	(63)%
Employee-related costs	503	577	(74)	(13)%
Other non-employee related costs	730	742	(12)	(2)%
Affiliate costs	1,020	1,057	(37)	(4)%

Total selling, general and administrative	2,655	2,789	(134)	(5)%

Depreciation and amortization	2,087	2,360	(273)	(12)%

Total operating expenses	$6,879	$7,472	$(593)	(8)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes costs incurred in providing products and services to our customers. This includes employee-related costs (such as salaries, wages and benefits directly attributable to providing products or services), network expenses and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and computer system support services), which are incurred by us or on our behalf by our affiliates.

Cost of sales as a percentage of total revenue decreased to 22% from 24%.

Network expense decreased primarily due to lower professional fees and rental expense.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial gains. See additional information in “Pension and Post-Retirement Benefits” below. In addition, employee reductions contributed to lower costs. These decreases were partially offset by additional maintenance work.

Other non-employee related costs decreased primarily due to lower call termination fees and lower USF charges. The lower USF charges were largely related to the elimination of the USF assessment on certain products.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to providing products or services and sales commissions), realignment, severance and related costs, bad debt, property and other taxes and other non-employee related costs (such as real estate, marketing and advertising, professional service fees, computer systems support services and litigation related charges), which we incur or our affiliates incur on our behalf.

SG&A expenses as a percentage of total revenue decreased to 27% from 28%.

Bad debt expense increased in 2007 to a normal expense level that reflects our write-off experience over the last three years. Our 2005 and 2006 bad debt expense was lower than 2007 due to nonrecurring reductions in our reserve level to reflect improvement in our collections experience.

Realignment, severance and related costs decreased primarily due to lower severance costs associated with our call centers and network operations.

Employee-related costs decreased primarily due to lower employee benefit costs, as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial gains. See additional information in “Pension and Post-Retirement Benefits” below. In addition, employee reductions contributed to lower costs.

SG&A affiliate costs include services for corporate administration, information technology, sales, marketing and advertising and technical support. These affiliate costs decreased primarily due to reductions in employee-related cost, contract charges and our purchases of marketing and advertising services. These decreases were partially offset by a change in allocation of sales costs in the fourth quarter of 2007. This change in allocation is expected to increase the amount of sales costs allocated to us by approximately $100 million in 2008.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension and post-retirement health care and life insurance plans, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of these plans and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution. The allocation of cost to us is based upon demographics of our employees compared to all the remaining participants. The combined cost of the benefit plans is allocated to cost of sales and SG&A expense. The cost is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses.

QCII allocated to us combined benefits costs of $35 million and $150 million for the years ended December 31, 2007 and 2006, respectively. The cost decreased primarily due to benefit plan changes and net reduced costs associated with the recognition of actuarial gains. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement health care benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The recognized net actuarial loss for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For additional information on QCII’s pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

2006 COMPARED TO 2005

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Network expenses	$195	$212	$(17)	(8)%
Employee-related costs	1,376	1,387	(11)	(1)%
Other non-employee related costs	524	533	(9)	(2)%
Affiliate costs	228	246	(18)	(7)%

Total cost of sales	2,323	2,378	(55)	(2)%

Selling, general and administrative:
Property and other taxes	308	328	(20)	(6)%
Bad debt	65	74	(9)	(12)%
Realignment, severance and related costs	40	11	29	nm
Employee-related costs	577	608	(31)	(5)%
Other non-employee related costs	742	727	15	2%
Affiliate costs	1,057	1,107	(50)	(5)%

Total selling, general and administrative	2,789	2,855	(66)	(2)%

Depreciation and amortization	2,360	2,659	(299)	(11)%

Total operating expenses	$7,472	$7,892	$(420)	(5)%

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

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

SG&A expenses as a percentage of total revenue remained flat at 28%.

Property and other taxes decreased primarily due to a net taxable property tax base decrease and favorable property tax settlements.

In 2006, realignment, severance and related costs were associated with the closing of two call centers and a planned reduction in employees.

Employee-related expenses decreased primarily due to a reduction in employees.

SG&A affiliate costs decreased primarily as a result of employee reductions at our affiliates, reduced contract labor and purchases by our affiliates and reduced allocation of sales costs from an affiliate. These decreases were partially offset by increases primarily due to marketing costs for new services.

Pension and Post-Retirement Benefits

We recorded pension and post-retirement benefit costs of $150 million and $179 million in 2006 and 2005, respectively. The costs decreased as a result of decreased interest costs due to lower discount rates, an increase in the expected benefit from the Medicare Part D federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract entered into in August 2005. Partially offsetting these impacts were increases in costs due to lower expected return on investments.

For additional information on QCII’s pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Years Ended December 31,			Increase/ (Decrease)		% Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$1,956	$2,099	$2,330	$(143)	$(231)	(7)%	(10)%
Amortization	131	261	329	(130)	(68)	(50)%	(21)%

Total depreciation and amortization	$2,087	$2,360	$2,659	$(273)	$(299)	(12)%	(11)%

Depreciation expense decreased in 2007 and 2006 due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased in 2007 due to the change in our estimate of average economic lives of capitalized software in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $90 million higher in 2007 had we not changed our estimates of the average economic lives to better reflect the expected period of future use of the software.

Amortization expense decreased in 2006 compared to 2005 primarily due to a number of intangible assets becoming fully amortized and lower capital spending on software related assets since 2001.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net, income tax expense and cumulative effect of changes in accounting principles—net of taxes:

	Years Ended December 31,			Increase / (Decrease)		% Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$610	$616	$607	$(6)	$9	(1)%	1%
Loss on early retirement of debt—net	18	9	37	9	(28)	100%	(76)%
Gain on sale of assets	(6)	(65)	—	59	(65)	(91)%	nm
Other—net	(1)	(12)	(18)	11	6	(92)%	(33)%

Total other expense—net	$621	$548	$626	$73	$(78)	13%	(12)%

Income tax expense	$885	$648	$541	$237	$107	37%	20%
Cumulative effect of changes in accounting principles—net of taxes	$ —	$ —	$(12)	$ —	$12	— %	nm

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Other expense (income)—net includes: interest expense on long-term borrowings and capital leases; gains and losses on sales of fixed assets; gains and losses on early retirement of debt; interest income and interest expense not related to borrowings, such as interest on income taxes.

On June 4, 2007, we redeemed $250 million aggregate principal amount of our 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

Concurrent with the issuance of our 7.5% Notes due 2014 on August 8, 2006, we redeemed the remaining $500 million aggregate principal amount of our floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The redemption resulted in a loss on early retirement of debt of $9 million.

The 2005 loss on early retirement of debt—net was due to the payment of a premium associated with the redemption of $750 million face amount of the $1.25 billion floating rate tranche of our senior term loan that was set to mature June 9, 2007.

The gain on sale of assets in 2007 and 2006 was primarily due to a sale of real estate of $6 million and $61 million, respectively.

Income Tax Expense

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. The effective income tax rate for 2007, 2006 and 2005 was 37%, 35%, and 35%, respectively. The difference from 2006 and 2007 was primarily due to adjustments in 2006 to our non-taxable income associated with the federal subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and a benefit due to an adjustment of our state tax rates.

Cumulative Effect of Changes in Accounting Principles—Net of Taxes

In 2005, we recognized a charge of $12 million from the cumulative effect of adopting FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” See Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for further information.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.3 billion and $14.9 billion at December 31, 2007 and 2006, respectively.

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

Near-Term View

We had $283 million in cash and cash equivalents available at December 31, 2007. For the year ended December 31, 2007, our cash was primarily provided by operating activities. During 2008, we expect to use our available excess cash primarily to pay dividends and income taxes to QSC. For the year ended December 31, 2007, we declared dividends of $2.4 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $858 million and $647 million as of December 31, 2007 and 2006, respectively. Our working capital deficit increased $211 million primarily due to capital expenditures, dividends declared to QSC and the repayment and reclassification to current of long-term debt. These items were partially offset by the issuance of $500 million of 6.5% Notes due 2017 and earnings before depreciation, amortization and income taxes.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. We have approximately $322 million of debt maturing in 2008, and we may elect to refinance some or all of that debt. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

To the extent that QCII’s earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII’s debt covenants), is reduced by cash judgments, settlements and/or tax payments, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its line of credit and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

QCII has $850 million available to it under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in “Legal Proceedings” in Item 3 of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on our stock.

We expect our 2008 capital expenditures to be higher than our 2007 level.

On December 13, 2007, QCII’s Board of Directors declared a quarterly dividend of $0.08 per share payable on February 21, 2008 to shareholders of record as of February 1, 2008. It is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. For the years ended December 31, 2007 and 2006, QCII repurchased 137 million and 26 million shares, respectively, of its common stock under this program at a weighted average price per share of $8.54 and $8.03, respectively. As of December 31, 2007, QCII had repurchased a total of $1.378 billion of common stock under this program; thus $622 million remained available for stock repurchases. It is QCII’s intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

Long-Term View

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments, settlements and/or tax payments in one or more matters discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in “Legal Proceedings” in Item 3 of this report.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,			Increase / (Decrease)		% Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,260	$3,133	$3,416	$127	$(283)	4%	(8)%
Used for investing activities	1,019	1,057	1,013	(38)	44	(4)%	4%
Used for financing activities	2,232	1,962	2,585	270	(623)	14%	(24)%

Operating Activities

Cash provided by operating activities increased in 2007 primarily due to lower cost of sales and SG&A expenses. The decrease in cash provided by operating activities in 2006 from 2005 was primarily attributable to a decrease in revenue and a $73 million increase in income taxes paid to QSC, partially offset by decreases in cost of goods sold and SG&A expenses.

Investing Activities

The decrease in cash used for investing activities in 2007 compared to 2006 was primarily due to lower capital expenditures primarily resulting from reduced spending on telecommunications infrastructure for new real estate developments. We expect our total capital expenditures in 2008 will be higher and we believe this level of spending will sustain our business at existing levels and support our anticipated core growth requirements in areas such as data and Internet services.

The increase in cash used in investing activities in 2006 compared to 2005 was primarily due to net purchases of investments in securities managed by QSC, partially offset by net proceeds received in 2006 of $152 million from the sales of real estate properties.

Financing Activities

The changes in cash used for financing activities were primarily due to dividend payments to QSC. We paid cash dividends of $2.400 billion, $1.926 billion, and $2.536 billion in 2007, 2006 and 2005, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

As of December 31, 2007, we were in compliance with all provisions and covenants of our borrowings. For additional information on our 2007 and historical financing activities, see Note 9—Borrowings to our consolidated financial statements in Item 8 of this report.

Letters of Credit

As of December 31, 2007, we had outstanding letters of credit of approximately $57 million.

Credit Ratings

The table below summarizes our long-term debt ratings at December 31, 2007:

December 31, 2007
Moody’s	Ba1
S&P	BBB-
Fitch	BBB-

On June 7, 2007, S&P raised its rating of our long-term debt from BB+ to BBB-, reflecting the only change in our credit ratings since December 31, 2006.

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

With respect to S&P and Fitch, a rating of BBB indicates that there are currently expectations of low credit risk. The capacity for payment of financial commitments is considered adequate but adverse changes in circumstances and economic conditions are more likely to impair this capacity. This is the lowest investment grade category. With respect to S&P, a rating of BB indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within major categories.

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

Approximately $750 million of our floating-rate debt was exposed to changes in interest rates as of December 31, 2007 and 2006. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the year ended December 31, 2007. As of December 31, 2007 and 2006, we had approximately $322 million and $70 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of December 31, 2007, our cash and investments managed by QSC included $207 million of highly liquid instruments, $30 million of auction rate securities and $23 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	2013 and Thereafter	Total

	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$322	$ —	$500	$825	$1,500	$4,832	$7,979
Capital lease and other obligations	1	—	1	—	1	4	7
Interest on long-term borrowings and capital leases(2)	606	588	571	554	421	3,761	6,501
Operating leases	78	61	52	47	33	103	374

Total debt and lease payments	1,007	649	1,124	1,426	1,955	8,700	14,861

Other long-term liabilities	3	2	2	2	1	20	30

Purchase commitments:
Telecommunications commitments	89	77	41	—	—	—	207
Advertising, promotion and other services(3)	47	12	7	—	—	—	66

Total purchase commitments	136	89	48	—	—	—	273

Total future contractual obligations	$1,146	$740	$1,174	$1,428	$1,956	$8,720	$15,164

(1)	The table does not include:

•	our open purchase orders as of December 31, 2007. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

non-qualified pension, post-retirement and post-employment benefits allocated by QCII and payable to QCII. As of December 31, 2007, we had a liability recorded on our balance sheet representing our allocation of QCII’s net benefit obligation for non-qualified pension, post-retirement healthcare and life insurance and other post-employment benefits. Future payments to QCII are impacted by various actuarial and market assumptions and will differ from the current estimates of these payments; therefore, we cannot reliably estimate future payments to QCII. See further discussion of our benefit plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. Termination fees for contracts to purchase other goods and services were insignificant as of December 31, 2007; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2007.

(3)	We have various long-term, non-cancelable purchase commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the financial statements or in “Future Contractual Obligations” above.

Critical Accounting Policies and Estimates

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact on our financial statements and because they require significant judgments, assumptions or estimates. The preparation of our financial statements requires us to make estimates, intercompany allocations and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

The methodologies discussed above for determining affiliate revenue and charges are based on rules that the FCC adopted pursuant to the Communications Act, as amended by the Telecommunications Act. We believe the accounting estimates related to affiliate revenue and charges are “critical accounting estimates” because determining market rates and determining the allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified, (ii) are based on regulatory rules which are subject to change, and (iii) QCII occasionally changes which affiliates provide them services which can impact overall costs and related affiliate charges, all of which require significant judgment and assumptions.

Loss Contingencies and Litigation Reserves

QCII and we are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to any such matters to which we are a party and in relation to other pending or threatened legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the item and any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

For income tax related matters, prior to January 1, 2007, we recorded a liability computed at the statutory income tax rate if (i) we did not believe that we were more likely than not to prevail on an uncertainty related to the timing of recognition for an item or (ii) we did not believe that it was probable that we would prevail and the uncertainty was not related to the timing of recognition for the item. Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, and changed our methodology for estimating potential liability for income tax related matters.

Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the impact of an uncertain tax position that is more likely than not to be sustained upon audit must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

To the extent we have recorded tax liabilities that are more or less than the actual liability that ultimately results from the resolution of an uncertain tax position, our earnings will be increased or decreased accordingly. Also, as we become aware of new interpretations of relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the sustainability of an uncertain tax position or of the amounts that may be sustained upon audit. We believe that the estimates, judgments and assumptions made in accounting for these matters are reasonable, based on information currently available. However, as our assessments change and as uncertain tax positions are resolved, the impact to our financial statements could be material.

Deferred Taxes

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

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These matters, and others, involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement health care and life insurance, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution. The allocation of cost to us is based upon demographics of our employees compared to all the remaining participants.

In computing the pension and post-retirement health care and life insurance benefit costs, the most significant assumptions QCII makes include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and QCII’s evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of cost we record.

Changes in any of the assumptions QCII made in computing the pension and post-retirement health care and life insurance benefit costs could have a material impact on various cost or credit components that are allocated to us as described above. For further discussion of the QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans and the critical accounting estimates, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue Recognition and Related Reserves

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include wireline activation fees and installation charges, which we recognize as revenue over the expected customer relationship period ranging from one to five years.

Revenue on customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is recognized as earned. We recognize equipment revenue immediately as long as the total advance payment is less than or equal to the amount of the relative fair value of the element. If separate earnings processes do not exist, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

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

Restructuring Charges

Periodically, QCII commits to exit certain business activities, eliminate administrative and network locations or reduce our number of employees. Our portion of the amount QCII records as restructuring charges for these changes depends upon various assumptions, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. These estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses of sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies and changes in our plans, these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

We perform annual internal studies or reviews to determine depreciable lives for our property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have decreased depreciation by approximately $270 million or increased depreciation by approximately $370 million, respectively. The effect of a one half year increase or decrease in the estimated useful lives of our intangible assets with finite lives would have decreased amortization by approximately $20 million or increased amortization by approximately $30 million, respectively.

Recoverability of Long-Lived Assets

We periodically perform evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. These evaluations require identification of the lowest level of identifiable, largely independent, cash flows for purposes of grouping assets and liabilities subject to review. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. We believe our estimates are reasonable, based on information available at the time they were made. However, if our estimates of our future cash flows had been different, we may have concluded that some of our long-lived assets were not recoverable, which would likely have caused us to record a material impairment charge. Also, if our future cash flows are significantly lower than our projections we may determine at some future date that some of our long-lived assets are not recoverable.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 4—Income Taxes to our consolidated financial statements in Item 8 of this report for additional information.

Our ultimate parent, QCII, adopted Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132( R),” or SFAS No. 158, which was effective for its year ended December 31, 2006. Upon adoption of SFAS No. 158, QCII recognized on its consolidated balance sheet the over-funded or under-funded amounts of its defined benefit pension, post-retirement and other post employment benefit plans. SFAS No. 158 does not impact us because the defined benefit plans are the responsibility of QCII. However, we recorded in our consolidated statements of operations the expense associated with our employees participating in the QCII defined benefit plans.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Item 7 of this report is incorporated herein by reference.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

KPMG LLP

Denver, Colorado

February 12, 2008

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating revenue:
Operating revenue	$8,773	$8,880	$8,993
Operating revenue—affiliates	1,104	991	1,055

Total operating revenue	9,877	9,871	10,048

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,919	2,095	2,132
Cost of sales—affiliates	218	228	246
Selling, general and administrative	1,635	1,732	1,748
Selling, general and administrative—affiliates	1,020	1,057	1,107
Depreciation and amortization	2,087	2,360	2,659

Total operating expenses	6,879	7,472	7,892

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	610	616	607
Other—net	11	(68)	19

Total other expense (income)—net	621	548	626

Income before income taxes and cumulative effect of changes in accounting principles	2,377	1,851	1,530
Income tax expense	885	648	541

Income before cumulative effect of changes in accounting principles	1,492	1,203	989
Cumulative effect of changes in accounting principles—net of taxes of $0, $0 and $8, respectively	—	—	(12)

Net income	$1,492	$1,203	$977

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$283	$274
Short-term investments	20	42
Accounts receivable—net of allowance of $55 and $53, respectively	993	1,035
Accounts receivable—affiliates	78	147
Deferred income taxes	202	180
Prepaid expenses and other	161	177

Total current assets	1,737	1,855

Property, plant and equipment—net	12,034	12,995
Capitalized software—net	367	419
Prepaid pension—affiliates	924	962
Other	335	239

Total assets	$15,397	$16,470

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$322	$71
Accounts payable	408	374
Accounts payable—affiliates	301	418
Dividends payable—QSC*	200	200
Accrued expenses and other	752	800
Current portion of post-retirement and other post-employment benefits and other—affiliates	175	176
Deferred revenue and advance billings	437	463

Total current liabilities	2,595	2,502
Long-term borrowings—net of unamortized debt discount of $117 and $126, respectively	7,547	7,610
Post-retirement and other post-employment benefits and other—affiliates	2,464	2,562
Deferred income taxes	1,269	1,673
Deferred revenue	167	173
Other	378	220

Total liabilities	14,420	14,740

Commitments and contingencies (Note 16)

Stockholder’s equity:
Common stock—one share without par value, owned by QSC	10,512	10,346
Accumulated deficit	(9,535)	(8,616)

Total stockholder’s equity	977	1,730

Total liabilities and stockholder’s equity	$15,397	$16,470

The accompanying notes are an integral part of these consolidated financial statements.

*	Qwest Services Corporation

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating activities:
Net income	$1,492	$1,203	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,087	2,360	2,659
Deferred income taxes	(227)	(288)	(302)
Provision for bad debt—net	82	65	74
Cumulative effect of changes in accounting principles—net of taxes	—	—	12
Other non-cash charges—net	24	(38)	61
Changes in operating assets and liabilities:
Accounts receivable	(37)	(81)	(27)
Accounts receivable—affiliates	68	(20)	29
Prepaid expenses and other current assets	21	27	38
Accounts payable and accrued expenses and other current liabilities	(29)	20	(13)
Accounts payable and other current liabilities—affiliates	(138)	(148)	(84)
Deferred revenue and advance billings	(34)	(49)	(55)
Other non-current assets and liabilities including affiliates	(49)	82	47

Cash provided by operating activities	3,260	3,133	3,416

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,037)	(1,188)	(1,232)
Interest in net (purchases of) proceeds from investments managed by QSC	16	(34)	210
Reclassification of cash equivalent to investment (Note 5)	(26)	—	—
Proceeds from sale of property and equipment	16	152	—
Other	12	13	9

Cash used for investing activities	(1,019)	(1,057)	(1,013)

Financing activities:
Proceeds from long-term borrowings	500	600	1,150
Repayments of long-term borrowings, including current maturities	(321)	(591)	(1,156)
Dividends paid to QSC	(2,400)	(1,926)	(2,536)
Other	(11)	(45)	(43)

Cash used for financing activities	(2,232)	(1,962)	(2,585)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	9	114	(182)
Beginning balance	274	160	342

Ending balance	$283	$274	$160

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock	Accumulated Deficit	Total
	(Dollars in millions)
Balance as of December 31, 2004	$10,150	$(6,546)	$3,604
Net income	—	977	977
Dividends declared on common stock	—	(2,250)	(2,250)
Other comprehensive loss	—	(2)	(2)
Other net asset transfers	7	—	7

Balance as of December 31, 2005	10,157	(7,821)	2,336
Net income	—	1,203	1,203
Dividends declared on common stock	—	(2,000)	(2,000)
Other comprehensive income	—	2	2
Other net asset transfers	189	—	189

Balance as of December 31, 2006	10,346	(8,616)	1,730
Net income	—	1,492	1,492
Dividends declared on common stock	—	(2,400)	(2,400)
Adoption of FIN 48	—	(11)	(11)
Other net asset transfers	166	—	166

Balance as of December 31, 2007	$10,512	$(9,535)	$977

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

We are wholly owned by Qwest Services Corporation (“QSC”), which is wholly owned by QCII. We provide voice, data, Internet and satellite video services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We often refer to this region as our local service area. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliate. These relationships allow us to bundle our services with our affiliates’ wireless and long-distance services.

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a wireless business and a national network. Through its fiber optic network, QCII provides the following wireline products and services that we do not provide:

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Dedicated Internet access;

•	Virtual private network;

•	Web hosting;

•	Data integration;

•	Voice over Internet protocol, or VoIP;

•	Multiple protocol label switching; and

•	Cable-based video.

For certain products and services we provide and for a variety of internal communications functions, we use parts of QCII’s network to transport voice and data traffic. Through its network, QCII also provides nationally and globally data and Internet access services, including private line, asynchronous transfer mode, or ATM, and frame relay that are similar to services we provide within our local service area.

We are reviewing the definitions we use to classify expenses as cost of sales, selling expenses or general and administrative expenses. We expect to make changes to these definitions in the first quarter of 2008 to better reflect the manner in which we intend to manage our business going forward. These definitional changes will result in reclassifications between cost of sales and selling, general and administrative expenses, but will have no impact on our total operating expenses or net income for any period.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We periodically evaluate the appropriateness of classifications on our consolidated balance sheets. As a result of our recent evaluation, we have reclassified certain prior year amounts on our consolidated balance sheets to conform to the current year presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 16—Commitments and Contingencies.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

Effective January 1, 2007, for matters related to income taxes, we apply Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 4—Income Taxes for further discussion.

Actual results could differ from our estimates.

Affiliate Transactions

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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

In the normal course of business, we transfer assets to and from our parent, QSC. It is QCII’s and our policy to record asset transfers to and from QSC based on carrying values.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include wireline activation fees and installation charges, which we recognize as revenue over the expected customer relationship period ranging from one to five years.

We also defer related costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of deferral of revenue on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

Revenue on customer arrangements that include both equipment and services is evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is recognized as earned. For example, if we receive an upfront cash payment when we sell equipment and continuing service together, we immediately recognize as revenue the cash paid attributable to the equipment sale as long as all the conditions for revenue recognition have been satisfied. Any portion of the upfront cash payment in excess of the relative fair value of the equipment is recognized ratably over the longer of the contractual period or the expected customer relationship period. If separate earnings processes do not exist, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from our video services provided through a third-party vendor is reported on a net basis. Our evaluation and ultimate determination of gross or net reporting is based on indicators provided in FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

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

USF, Gross Receipts Taxes and Other Surcharges

We adopted EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) for the year ended December 31, 2006. EITF 06-03 provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and expenses. In jurisdictions where we determine that we are merely a

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

collection agent for the government authority, we record the taxes on a net method and do not include them in our revenue and expenses. The adoption of EITF 06-03 did not change our accounting for these taxes.

Our revenue and expenses included taxes and surcharges of $209 million, $244 million and $256 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $257 million, $234 million and $240 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses on our consolidated statements of operations.

Restructuring Charges

Periodically, QCII commits to exit certain business activities, eliminate administrative and network locations or significantly reduce our number of employees. At the time a restructuring plan is approved by QCII, we record a charge to our consolidated statements of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and the net amounts that we estimate we will pay in the future.

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

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions, including interest. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statements of operations.

Cash and Cash Equivalents

We use the cash management services of QCII. QCII manages our cash in accordance with its cash investment policy, which restricts investments to ensure preservation of principal and maintenance of liquidity.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2007 and 2006, the book overdraft balance was $25 million and $18 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We perform annual internal studies or reviews to determine depreciable lives for our property, plant and equipment. Our studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties, and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short- and long-term investments, accounts receivable, accounts payable and borrowings. The carrying values of these instruments, excluding long-term borrowings, approximate their fair values. The fair value of our long-term borrowings was approximately $8.0 billion and $8.2 billion, respectively, at December 31, 2007 and 2006. The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Pension and Post-Retirement Benefits

Our employees participate in the QCII pension, non-qualified pension, post-retirement health care and life insurance, and other post-employment benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII or its affiliates. QCII allocates the cost of these plans and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of their required pension contribution.

The allocation of cost to us is based upon demographics of our employees compared to all remaining participants. In computing the pension and post-retirement health care and life insurance benefit costs, the most significant assumptions QCII makes include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and QCII’s evaluation of the legal basis for plan amendments. The plan terms of QCII’s post- retirement plan

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense, affiliate benefit obligation and affiliate pension asset we record.

For further information on QCII pension, non qualified pension, postretirement and other post-employment benefit plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 4—Income Taxes for additional information.

Our ultimate parent, QCII, adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which was effective for its year ended December 31, 2006. Upon adoption of SFAS No. 158, QCII recognized on its consolidated balance sheet the over-funded or under-funded amounts of its defined benefit pension, post-retirement and other post employment benefit plans. SFAS No. 158 does not impact us because the defined benefit plans are the responsibility of QCII. However, we recorded in our consolidated statements of operations the expense associated with our employees participating in the QCII defined benefit plans.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 13—Stock-Based Compensation.

In December 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of SFAS No. 143,” (“FIN 47”). See Note 7—Property, Plant and Equipment—Asset Retirement Obligations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.

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

Note 3: Business Combinations

In February 2007, the Federal Communications Commission (“FCC”) issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

more flexibility to integrate our local operations with the long-distance operations of our ultimate parent, QCII, and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries.

In light of this order and consistent with QCII’s continuing strategy to simplify its corporate structure and gain operational efficiencies, QCII is reorganizing the legal structure of its subsidiaries. These reorganization activities are expected to occur in 2008 and will impact the entities that are consolidated into our financial statements and, as a result, our future financial statements will be different from the financial statements we have historically presented. These reorganization activities will result in a combination of businesses under common control and, as a result, we will be required to combine the financial statements for any transferred businesses into our previously reported financial statements for all periods presented in our public filings.

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

As of September 30, 2007, QSC transferred to us certain broadband services-related assets of an affiliate’s operations. The financial impacts related to these assets were immaterial to us.

Note 4: Income Taxes

Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that was temporary was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.

Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

On January 1, 2007, we recorded the following FIN 48 transition adjustments:

•	$67 million increase in our tax liabilities for uncertain tax positions for items previously presented in deferred tax liabilities;

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

•	$19 million increase in interest accrued for uncertain tax positions and a corresponding $8 million increase in deferred tax asset; and

•	$11 million increase in accumulated deficit.

We are included in the consolidated federal income tax returns and the combined state income tax returns of QCII. QCII treats our consolidated results as if we were a separate taxpayer. This policy requires us to pay our tax liabilities in cash based upon separate return taxable income. However, because we are included in the consolidated federal income tax returns and the combined state income tax returns of QCII, any tax audits involving QCII will also involve us. The Internal Revenue Service (“IRS”) examines all of QCII’s federal income tax returns because QCII is included in the coordinated industry case program. As of December 31, 2007, all of the federal income tax returns QCII has filed since 1998 are still subject to adjustment upon audit. QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns we have filed since 1994 are still open for state specific adjustments.

QCII has agreed on a tentative settlement with the IRS related to audits for the tax years 1998 through 2001 and related to several issues raised in tax audits for tax years 2002 and 2003. These settlements are subject to formal review and approval by the IRS and in the case of the 1998 through 2001 audit, the Joint Committee on Taxation of the U.S. Congress. If the settlements are effected in accordance with QCII’s expectations, our total unrecognized tax benefits could decrease by approximately $70 million. We currently believe that it is reasonably likely that review and approval could occur by June 30, 2008.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 follows:

Unrecognized Tax Benefits
(Dollars in millions)
Balance as of January 1, 2007	$132
Additions for current year tax positions	28
Additions for prior year tax positions	—
Reductions for prior year tax positions	(22)
Settlements	—
Reductions related to expirations of statute of limitations	—

Balance as of December 31, 2007	$138

As of December 31, 2007, none of the unrecognized tax benefits could affect our income tax provision and effective tax rate.

In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. For the years ended December 31, 2007, we recognized $20 million for interest expense related to uncertain tax positions. As of December 31, 2007 and 2006, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $63 million and $24 million, respectively. We made no accrual for penalties related to income tax positions.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Income Tax Expense

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$967	$819	$711
State and local	145	117	131

Total current tax provision	1,112	936	842
Deferred tax benefit
Federal	(192)	(223)	(210)
State and local	(35)	(65)	(91)

Total deferred tax benefit	(227)	(288)	(301)

Income tax expense	$885	$648	$541

The effective income tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.0%	1.8%	1.7%
Other	(0.8)%	(1.8)%	(1.3)%

Effective income tax rate	37.2%	35.0%	35.4%

In 2006, we reduced our state tax rate based upon a change in actual experience, which resulted in a $16 million state deferred tax benefit, net of federal effect, in our 2006 tax provision.

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,906)	$(2,241)
Receivable from an affiliate due to pension plan participation	(353)	(373)
Other	(142)	(179)

Total deferred tax liabilities	(2,401)	(2,793)

Payable to affiliate due to post-retirement benefit plan participation	1,051	1,073
Other	283	227

Total deferred tax assets	1,334	1,300

Net deferred tax liabilities	$(1,067)	$(1,493)

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Other Income Tax Information

We paid $1.127 billion, $1.013 billion and $940 million to QSC for income taxes in 2007, 2006, and 2005, respectively.

We had unamortized investment tax credits of $82 million and $86 million as of December 31, 2007 and 2006, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits of $4 million, $5 million, and $7 million are included in the provision for income taxes for the years ended December 31, 2007, 2006, 2005, respectively.

Note 5: Investments

QSC manages our cash and investments. As of December 31, 2007, our investments included $30 million of auction rate securities, which are classified as non-current, available-for-sale investments and included in other non-current assets on our consolidated balance sheet. As of December 31, 2006, we had $42 million invested in auction rate securities, which were classified as short-term investments on our consolidated balance sheet. Except for the remaining $30 million of these securities, QSC was able to reduce our holdings of auction rate securities during 2007 through the auction process.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. QSC generally invests in these securities for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets have prevented QSC and other investors from liquidating their holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, QSC still holds these long-term securities and is due interest at a higher rate than similar securities for which auctions have cleared. These investments are fully collateralized by AA rated bonds and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. These securities were valued using a model that takes into consideration the financial conditions of the issuer and the bond insurers and the value of the collateral bonds. If the credit ratings of the issuer, the bond insurers or the collateral bonds deteriorate, we may further adjust the carrying value of these investments.

We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as non-current as of December 31, 2007.

During the fourth quarter of 2007, a fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we no longer have daily liquidity and have reclassified our holdings in the fund from cash and cash equivalents to investments on our consolidated balance sheet. The reclassification from cash and cash equivalents to investments is presented as an investing activity in our consolidated statement of cash flow for the year ended December 31, 2007.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 6: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$612	$680
Earned and unbilled receivables	194	198
Purchased and other receivables	242	210

Total accounts receivable	1,048	1,088
Less: allowance for doubtful accounts	(55)	(53)
Accounts receivable non-affiliates—net	993	1,035
Accounts receivable—affiliates	78	147

Accounts receivable—net	$1,071	$1,182

We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

Note 7: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2007 and 2006 are as follows:

	Depreciable Lives	December 31,
		2007	2006
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$97	$95
Buildings	15-30 years	2,808	2,794
Communications equipment	7-10 years	18,655	18,982
Other network equipment	8-45 years	20,327	19,900
General purpose computers and other	5-11 years	1,583	1,600
Construction in progress	N/A	110	101

Total property, plant and equipment		43,580	43,472
Less: accumulated depreciation		(31,546)	(30,477)

Property, plant and equipment—net		$12,034	$12,995

During 2007 and 2006, we changed the estimates of the remaining economic lives of our communications and other network equipment. This resulted in a net increase in depreciation expense in our consolidated statements of operations of $13 million and $18 million, respectively, for the years ended December 31, 2007 and 2006.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Asset Retirement Obligations

In December 2005, we adopted FIN 47, which requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or renovated under certain circumstances. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of, or encapsulate, asbestos in several of our buildings, to close fuel storage tanks and to dispose of other potentially hazardous materials. In 2005, we recorded a charge of $12 million (liability of $23 million net of an asset of $3 million and net of income taxes of $8 million) for the cumulative effect of this change in accounting principle.

As of December 31, 2007, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$28	$27	$4
Accretion expense	2	2	—
Liabilities incurred, including adoption of FIN 47	1	—	23
Liabilities settled and other	(1)	(1)	—

Balance as of December 31	$30	$28	$27

Note 8: Capitalized Software

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2007 and 2006, our capitalized software had carrying costs of $1.234 billion and $1.249 billion, respectively, and accumulated amortization was $867 million and $830 million, respectively.

Effective January 1, 2007, we changed our estimates of the average economic lives of capitalized software from between four and five years to between four and seven years. For the year ended December 31, 2007, amortization expense would have been higher by $90 million had we not changed our estimates of the average economic lives. We recorded amortization expense of $131 million in 2007 for intangible assets with finite lives based on a life range of four to seven years. As of December 31, 2007, the weighted average remaining life of our capitalized software was 2.7 years.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2008	$138
2009	98
2010	59
2011	34
2012	22
2013 and thereafter	16

Total estimated future amortization expense	$367

Note 9: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2007 and 2006, the current portion of our long-term borrowings consisted of:

	December 31,
	2007	2006
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$322	$70
Long-term capital lease obligations	—	1

Total current portion of long-term borrowings	$322	$71

Long-Term Borrowings

As of December 31, 2007 and 2006, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2007	2006
	(Dollars in millions)
Long-term borrowings:
Notes with various rates ranging from 5.625% to 8.875% including LIBOR* + 3.25% and maturities from 2008 to 2043	$7,979	$7,799
Unamortized discount	(117)	(126)
Capital lease obligations	7	8
Less: current portion	(322)	(71)

Total long-term borrowings	$7,547	$7,610

*	London Interbank Offered Rate

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our long-term borrowings had the following interest rates and contractual maturities at December 31, 2007:

	Contractual Maturities
	2008	2009	2010	2011	2012	2013 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Above 5% to 6%	$320	$ —	$ —	$ —	$ —	$ —	$320
Above 6% to 7%	—	—	500	—	—	1,500	2,000
Above 7% to 8%	2	—	—	825	—	2,582	3,409
Above 8% to 9%	—	—	—	—	1,500	750	2,250

Total notes	$322	$ —	$500	$825	$1,500	$4,832	$7,979

Capital lease obligations							7
Less: unamortized discount							(117)
Less: current portion of long-term borrowings							(322)

Total long-term borrowings							$7,547

Covenants

The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of Qwest; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of Qwest which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. As of December 31, 2007 we were in compliance with all of the provisions and covenants of our borrowing agreements.

As of December 31, 2007, QCII and its other subsidiaries were in compliance with all of the provisions and covenants of their borrowing agreements.

New Issues

On May 16, 2007, we issued $500 million aggregate principal amount of our 6.5% Notes due 2017.

On August 8, 2006, we issued $600 million aggregate principal amount of our 7.5% Notes due 2014.

The aggregate net proceeds from the above offerings have been or will be used for general corporate purposes, including repayment of indebtedness and funding or refinancing our investments in telecommunication assets. The notes are unsecured obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term debt.

Repayments

On June 7, 2007, we redeemed $70 million aggregate principal amount of our 6.0% Notes due 2007.

On June 4, 2007, we redeemed $250 million aggregate principal amount of our 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

On September 21, 2006, we redeemed the remaining $90 million aggregate principal amount of our 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Concurrent with the issuance of our 7.5% Notes due 2014 on August 8, 2006, we redeemed the remaining $500 million aggregate principal amount of our floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The redemption resulted in a loss on early retirement of debt of $9 million.

Registered Exchange Offers

On November 26, 2007, we commenced a registered exchange offer for our 6.5% Notes due 2017 pursuant to the registration rights agreement that we entered into in connection with the issuance of these notes. We completed the registered exchange offer on December 28, 2007.

On November 17, 2006, we commenced a registered exchange offer for our 7.5% Notes due 2014 pursuant to the registration rights agreement that we entered into in connection with the issuance of these notes. We completed the registered exchange offer on December 20, 2006.

Interest on Debt

Interest on debt includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$616	$624	$614
Capitalized interest	(6)	(8)	(7)

Total interest expense on long-term borrowings and capital leases—net	$610	$616	$607

Cash paid for interest	$625	$598	$585

Note 10: Severance

Severance charges are included in selling, general and administrative expenses in our consolidated statements of operations. As of December 31, 2007 and 2006, our severance liability was $15 million and $33 million, respectively. For the years ended December 31, 2007, 2006 and 2005, we accrued severance costs of $18 million, $34 million and $26 million, respectively. The remaining balance included primarily charges recorded in 2007, and we expect to pay substantially all of the 2007 severance charges in 2008.

Note 11: Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” we are required to disclose the amount of our contributions to QCII relative to the QCII pension, post-

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

retirement and other post-employment benefit plans. No pension or post-retirement occupational (union) health care trust contributions were made during 2007 or 2006 and we do not expect to make contributions in 2008. As of December 31, 2007 and 2006, the fair value of the assets in the qualified pension trust exceeded the benefit obligations of the qualified pension plan.

Our allocated pension cost for 2007, 2006, and 2005 was $19 million, $51 million, and $19 million, respectively. Our allocated post-retirement benefit costs for 2007, 2006, and 2005 was $16 million, $99 million, and $160 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit costs based on the actuarially determined amounts. Our allocated portion of these amounts were 88%, 74% and 76% for the years ended December 31, 2007, 2006 and 2005, respectively.

The benefit obligation for QCII’s occupational (union) health care and life insurance post-retirement plan benefits is estimated based on the terms of QCII’s written benefit plans. In making this determination, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and mortality trend rates. In 2005, we negotiated our current three-year collective bargaining agreements. These collective bargaining agreements covered approximately 20,000 of our unionized employees as of December 31, 2007. Additionally, we submitted letters to the Union notifying the Union of intended changes in the benefits provided to former occupational retirees. These agreements and/or letters of notification to the Union reflect changes for the eligible post-1990 retirees who are former occupational (union) employees, including: (i) a Letter of Agreement which states retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, which was the previous effective date of the caps: (ii) the beneficiaries of post-1990 retirees who were former occupational (union) employees are eligible to receive a reduced life insurance benefit of $10,000 effective January 1, 2006 and the beneficiaries of other retirees who were former occupational (union) employees are eligible to receive a reduced life insurance benefit of $10,000 effective January 1, 2007; and (iii) post-1990 retirees pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the benefit obligation for QCII’s occupational (union) employee benefits under the plan. The additional costs to QCII of deferring the enforcement of the caps by three years were substantially offset by the additional benefit to it of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), QCII has determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in its determination of the benefit obligation, QCII’s current calculation of the benefit obligation would increase by approximately $2.0 billion as of December 31, 2007. Our collective bargaining agreements with our employees’ unions, which expire August 16, 2008, contain caps that are effective January 1, 2009. QCII intends to enforce these health care caps beginning on that date in order to maintain its health care costs at competitive levels.

The terms of the post-retirement health care and life insurance plans between us and our management employees and our post-1990 management retirees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing health care benefits with our management employees and post-1990 management retirees. In 2006, we amended the health care and life insurance plans. The amendments reflect changes for the management retirees effective January 1, 2007. These amendments: (i) require post-1990 management retirees to cover any costs in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”); (ii) provide that beneficiaries of post-1990 management retirees are eligible to receive a reduced life insurance benefit of $10,000; and (iii) require post-1990 management retirees to pay increased out of pocket costs. These changes have been considered in the determination of the benefit obligation for our management employee benefits under the plans. The benefit obligation for the management post-retirement

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. A putative class action purportedly filed on behalf of certain of QCII retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce the life insurance benefits for these retirees. See Note 16: Commitments and Contingencies—Other Matters for additional information.

For 2007, 2006, and 2005, the net pension and post-retirement benefit costs allocated to non-affiliate related cost of sales was $17 million, $102 million and $123 million, respectively. For 2007, 2006, and 2005, the net pension and post-retirement benefit costs allocated to non-affiliate related selling, general and administrative expense was $18 million, $48 million and $56 million, respectively.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

QCII sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits that it deems actuarially equivalent to Medicare Part D. QCII recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its benefit obligation and net post-retirement benefit costs. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $43 million, $70 million and $31 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Benefit Plans

401(k) Plan

QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the IRS. Currently, QCII, on our behalf, matches a percentage of our employees’ contributions in cash. We made cash contributions in connection with our employees’ participation in QCII’s 401(k) plan of $40 million and $41 million for 2007 and 2006, respectively.

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

Our portion of QCII’s deferred compensation assets for these plans is included on our consolidated balance sheets in prepaid pension—affiliates. Our portion of QCII’s deferred compensation obligations is included on our consolidated balance sheets in current and non-current post-retirement and other post-employment benefits and other—affiliates. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. The values of assets and liabilities related to these plans are not significant.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 12: Stockholder’s Equity

Common Stock (no par value)

We have one share of issued and outstanding common stock owned by QSC.

Equity Infusion from QSC, Transfer of Assets and Other Transfers with QSC

In the normal course of business, we transfer assets to and from QSC. It is our policy to record these asset transfers as contributions or distributions, based on carrying values. For the years ended December 31, 2007, 2006 and 2005, we transferred net assets of $65 million, $52 million and $1 million, respectively.

In 2007, QSC forgave an $82 million tax liability we owed to QSC. We recorded the forgiveness as an equity contribution.

In 2006, we adjusted a previous distribution of the carrying amount of assets and liabilities totaling $58 million in connection with our transfer of ownership of Qwest Wireless, LLC in 2004. In 2006, we also received from QSC an employee benefit transfer of $79 million net of $50 million in taxes.

Dividends

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

During the years ended December 31, 2007, 2006 and 2005 we declared cash dividends to QSC of $2.400 billion, $2.000 billion and $2.250 billion, respectively, and we paid cash dividends of $2.400 billion, $1.926 billion and $2.536 billion, respectively.

Note 13: Stock-Based Compensation

Our employees participate in QCII’s Equity Incentive Plan (“EIP”) and Employee Stock Purchase Plan (“ESPP”). For more information about these plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2007.

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Black-Scholes assumptions:
Risk-free interest rate	3.3%-4.9%	4.2%-5.0%	3.2%-4.4%
Expected dividend yield	— %	— %	— %
Expected option life (years)	4.7	5.0	4.4
Expected stock price volatility	45%	80%	88%

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Stock-Based Compensation Expense

Stock-based compensation expense is included in cost of sales and selling, general and administrative expense in our consolidated statements of operations. We recognize compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We recognize compensation expense related to our employee purchases of QCII’s stock under the ESPP for the difference between the employees’ purchase prices and the fair market values of QCII’s stock.

For the years ended December 31, 2007 and 2006, our total stock-based compensation expense was approximately $1 million for both periods. Because we purchase a significant amount of services from QSC, the direct stock-based compensation costs recorded by us for stock-based awards granted to our employees are not necessarily indicative of the costs we would have incurred had we operated as a stand-alone entity during the periods presented. Compensation expense incurred by QSC under these plans is not directly assigned, but is billed to us based on a general allocator and is included in the selling, general and administrative—affiliates expense line in our consolidated statements of operations.

As of December 31, 2007, QCII had a total $58 million of total unrecognized compensation cost related to unvested stock-based awards under the EIP. QCII expects to recognize this amount over the remaining weighted average vesting terms of 2.2 years. There is no unrecognized compensation expense related to the ESPP. Because QCII will continue to record stock-based compensation, it will continue to bill a portion of these costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately billed to us as a result of stock-based compensation recorded at QCII may fluctuate.

Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R) effective January 1, 2006, which requires the measurement of compensation expense using estimates of the fair value of all stock-based awards. SFAS No. 123(R) sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. Prior to 2006, we accounted for stock awards granted to employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic-value method, no compensation expense was recognized for options granted to employees when the strike price of those options equaled or exceeded the value of the underlying security on the measurement date. Our direct parent also adopted SFAS No. 123(R) on January 1, 2006, and as a result of its increased costs, it increased its billings to us during the year ended December 31, 2006 by approximately $14 million.

We applied the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for the periods ended prior to January 1, 2006.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following table illustrates the effect on net income for the year ended December 31, 2005 as if stock-based compensation granted to our employees had been determined based on the fair value at the grant dates:

Year Ended December 31, 2005
(Dollars in millions)
Net income:
As reported	$977
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $26	(57)

Pro forma net income	$920

On August 18, 2005, the Compensation and Human Resources Committee of QCII’s Board of Directors accelerated the vesting of all outstanding and unvested stock options that had an exercise price equal to or greater than $3.79, which was the closing market price of QCII’s common stock on that date. The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123(R). The impact of the acceleration on net income as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $33 million in 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

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

We have the same CODM as the consolidated group. In August 2007, Edward A. Mueller became our Chief Executive Officer and President, QCII’s Chairman and Chief Executive Officer and our new CODM, and during 2007 he continued to use these same segments to evaluate performance and allocate resources. However, QCII will adjust its reporting segments at the beginning of 2008 to reflect changes in how it has begun managing its business beginning in 2008.

We generate the majority of our revenue from wireline services. We also generate revenue from services we provide to our affiliates. The services are further described below.

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. These services include: broadband and satellite video, which we offer to mass markets customers; private line, which we offer to wholesale and business customers; and other data services such as integrated services digital network, or ISDN, ATM and frame relay, which we offer primarily to business customers.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

•

Affiliate and other services. We provide to our affiliates billing and collection, marketing and advertising and other support services. In addition, we provide to our affiliates local voice, access and data services that we also provide to external customers. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the years ended December 31, 2007, 2006 and 2005 is summarized in the following table:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating revenue:
Voice services	$5,827	$6,275	$6,754
Data, Internet and video services	2,928	2,588	2,224
Affiliate and other services	1,122	1,008	1,070

Total operating revenue	$9,877	$9,871	$10,048

Revenue from affiliates was 11%, 10% and 10% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

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

Our affiliates charge us for these services based on market price or fully distributed cost (“FDC”). Most services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include factors for payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to us for the services we use. If costs cannot be directly assigned, they are allocated among all affiliates, including QC, based upon cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. We believe these cost allocation methodologies are reasonable. From time to time, QCII adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

Note 16: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	2013 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$322	$ —	$500	$825	$1,500	$4,832	$7,979
Capital lease and other obligations	1	—	1	—	1	4	7
Interest on long-term borrowings and capital leases(2)	606	588	571	554	421	3,761	6,501
Operating leases	78	61	52	47	33	103	374

Total debt and lease payments	1,007	649	1,124	1,426	1,955	8,700	14,861

Other long-term liabilities	3	2	2	2	1	20	30

Purchase commitments:
Telecommunications commitments	89	77	41	—	—	—	207
Advertising, promotion and other services(3)	47	12	7	—	—	—	66

Total purchase commitments	136	89	48	—	—	—	273

Total future contractual obligations	$1,146	$740	$1,174	$1,428	$1,956	$8,720	$15,164

(1)	The table does not include:

•	our open purchase orders as of December 31, 2007. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

non-qualified pension, post-retirement and post-employment benefits allocated by QCII and payable to QCII. As of December 31, 2007, we had a liability recorded on our balance sheet representing our allocation of QCII’s net benefit obligation for non-qualified pension, post-retirement healthcare and life insurance and other post-employment benefits. Future payments to QCII are impacted by various actuarial and market assumptions and will differ from the current estimates of these payments; therefore, we cannot reliably estimate future payments to QCII. See further discussion of our benefit plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. Termination fees for contracts to purchase other goods and services were insignificant as of December 31, 2007; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2007.

(3)	We have various long-term, non-cancelable purchase commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2007, 2006 and 2005 were $0 million, $4 million and $0 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $31 million, $32 million and $29 million of cost less accumulated amortization of $13 million, $12 million and $10 million at December 31, 2007, 2006 and 2005, respectively.

The future minimum payments under capital leases as of December 31, 2007 are reconciled to our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$18
Less: amount representing interest and executory costs	(10)

Present value of minimum payments	8
Less: current portion	(1)

Long-term portion	$7

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2007, 2006 and 2005, rent expense under these operating leases was $116 million, $134 million and $162 million, respectively, net of sublease rental income of $6 million, $6 million and $6 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $36 million, which we expect to realize under non-cancelable subleases.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Letters of Credit and Guarantees

On our behalf, QCII maintains letter of credit arrangements with various financial institutions. As of December 31, 2007, the amount of letters of credit outstanding was $57 million, and we had no outstanding guarantees.

Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those matters to which we are a party (primarily the third matter described under the heading “Other” relating to litigation brought by several owners of payphones) represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain of the matters described below, and QCII has been advancing legal fees and costs to many former directors, officers and employees in connection with the securities actions and certain other matters.

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

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it instructed the district court to provide a more detailed explanation for overruling those objections. QCII has asked the full Tenth Circuit to review the panel’s decision. The ultimate outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff.

KPNQwest Litigation/Investigation

In 2006, QCII and the other defendants reached settlements of a putative class action filed against QCII and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against QCII if QCII is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as QCII learns more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on December 31, 2007).

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

Qwest Communications Corporation (“QCC”), one of QCII’s other subsidiaries, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

We are a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against us is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. We will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of QCII’s retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. QCII believes that its reduction of the life insurance benefit was permissible under applicable law and plan documents and will vigorously defend against this action.

QCII has tax related matters pending against it, certain of which are before the Appeals Office of the IRS, the outcomes of which could result in a liability to us. In addition, tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to current or former affiliated companies or for claims they have asserted or may assert against us. We believe that we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we could be required to record additional amounts in future periods.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 17: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2007
Operating revenue	$2,458	$2,501	$2,453	$2,465	$9,877
Income tax expense	233	232	222	198	885
Net income	392	366	371	363	1,492
2006
Operating revenue	$2,478	$2,460	$2,476	$2,457	$9,871
Income tax expense	167	154	152	175	648
Net income	284	263	277	379	1,203

Note 18: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Prepaid expenses and other current assets:
Deferred activation and installation charges	$120	$146
Prepaid expenses and other	41	31

Total prepaid expenses and other current assets	$161	$177

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$119	$135
Employee compensation	218	232
Accrued property and other taxes	250	250
Other	165	183

Total accrued expenses and other current liabilities	$752	$800

Note 19: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of December 31, 2007, employees covered under these collective bargaining agreements totaled 20,188, or 83% of all our employees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This section of this Annual Report on Form 10-K will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Under the Audit Committee’s charter, which was most recently amended on February 16, 2006, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountant. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent public accountant or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee. Our independent public accountant may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Public Accountant

QCII first engaged KPMG LLP to be our independent public accountant in May 2002. The aggregate fees billed or allocated to us for professional accounting services, including KPMG’s audit of our annual consolidated financial statements, are set forth in the table below.

	2007	2006
	(Dollars in thousands)
Audit fees	$2,554	$2,731
Audit-related fees	447	863

Total fees	$3,001	$3,594

There were no fees billed to us in 2007 or 2006 for professional services rendered by KPMG for tax compliance, tax advice or tax planning.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(10.2)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.3)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 12, 2008.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/s/ R. William Johnston
R. William Johnston Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2008.

Signature	Title

/s/ Edward A. Mueller Edward A. Mueller	Director, Chief Executive Officer and President (Principal Executive Officer)

/s/ John W. Richardson John W. Richardson	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

Under date of February 12, 2008, we reported on the consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the December 31, 2007 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 12, 2008

S-1

QWEST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2007	$53	$82	$80	$55
2006	66	65	78	53
2005	72	74	80	66

S-2