Form 10-Q
period 2008-03-31
QWEST CORP
filed 2008-05-06
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 5, 2008, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines include lines used to provide services to our external customers, as well as lines used by us and our affiliates.

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

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Frame Relay. A high speed data switching technology used primarily to interconnect multiple local networks.

•	Hosting Services. The providing of space, power, bandwidth and managed services in data centers.

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

•

Managed Services. Customized, turnkey solutions for integrated voice, data and Internet services offered to our business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and intelligent messaging and call routing. Most of these services can be performed from outside our customers’ internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

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

ii

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

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,177	$2,200
Operating revenue—affiliates	447	466

Total operating revenue	2,624	2,666

Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	438	397
Selling	453	425
General, administrative and other operating	459	468
Affiliates	45	35
Depreciation and amortization	514	554

Total operating expenses	1,909	1,879

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	151	152
Other—net	1	(3)

Total other expense (income)—net	152	149

Income before income taxes	563	638
Income tax expense	214	239

Net income	$349	$399

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$416	$292
Accounts receivable—net of allowance of $56 and $55, respectively	928	1,006
Accounts receivable—affiliates	106	59
Deferred income taxes	252	481
Prepaid expenses and other	255	244

Total current assets	1,957	2,082

Property, plant and equipment—net	11,948	12,155
Capitalized software—net	832	820
Prepaid pension—affiliates	1,031	1,020
Other	502	445

Total assets	$16,270	$16,522

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$344	$343
Accounts payable	500	503
Accounts payable—affiliates	426	341
Dividends payable—Qwest Services Corporation	500	200
Accrued expenses and other	822	952
Current portion of post-retirement and other post-employment benefits and other—affiliates	198	210
Deferred revenue and advance billings	433	437

Total current liabilities	3,223	2,986

Long-term borrowings—net of unamortized debt discount of $116 and $117, respectively	7,570	7,568
Post-retirement and other post-employment benefits and other—affiliates	2,579	2,612
Deferred income taxes	1,386	1,406
Other	569	580

Total liabilities	15,327	15,152

Commitments and contingencies (Note 6)

Stockholder’s equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,362	11,132
Accumulated deficit	(10,419)	(9,762)

Total stockholder’s equity	943	1,370

Total liabilities and stockholder’s equity	$16,270	$16,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$349	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	554
Deferred income taxes	213	(75)
Provision for bad debt—net	19	17
Other non-cash charges—net	6	4
Changes in operating assets and liabilities:
Accounts receivable	59	32
Accounts receivable—affiliates	(47)	69
Prepaid expenses and other current assets	(1)	6
Accounts payable and accrued expenses and other current liabilities	(158)	(295)
Accounts payable and other current liabilities—affiliates	95	357
Deferred revenue and advance billings	(3)	2
Other non-current assets and liabilities including affiliates	(68)	(56)

Cash provided by operating activities	978	1,014

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(317)	(248)
Changes in interest in investments managed by Qwest Services Corporation	(68)	(55)
Other	5	4

Cash used for investing activities	(380)	(299)

Financing activities:
Repayments of long-term borrowings, including current maturities	(7)	(6)
Proceeds from current borrowings—affiliate	—	50
Repayments of current borrowings—affiliate	(22)	(35)
Dividends paid to Qwest Services Corporation	(700)	(725)
Equity infusions from Qwest Services Corporation	231	—
Other	24	106

Cash used for financing activities	(474)	(610)

Cash and cash equivalents:
Increase in cash and cash equivalents	124	105
Beginning balance	292	276

Ending balance	$416	$381

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

(Unaudited)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

Business Combinations

In light of regulatory changes in 2007 and consistent with QCII’s continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in the first quarter of 2008, QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us:

•	a procurement company that managed real estate and other supplier selection and negotiations; and

•	a computer system services company that handled development, application, maintenance, integration and testing of software.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three months ended March 31, 2007 and as of December 31, 2007:

Three Months Ended March 31, 2007
(Dollars in millions)
Increases in:
Total operating revenue	$208
Income before income taxes	13
Net income	7

December 31, 2007
(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

In addition, to aid in the understanding of these and future financial statements, we recast prior year financial information in our April 4, 2008 Form 8-K.

QCII continues to evaluate other ways to better organize the legal organization and operations of its subsidiaries and may make additional changes to the legal organization and operations of its subsidiaries, including us, in the future. In connection with these past or future reorganization activities, we do not believe we have consummated, and we do not expect to consummate in the future, any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations.

Reclassifications

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses, and as a result certain prior period expenses in our condensed consolidated statements of operations have been reclassified. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents and utility costs); and other general,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we recast certain prior year financial information in our April 4, 2008 Form 8-K.

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with creditworthy banks and monitor our counterparty exposure. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt; the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt; the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio.

We recognize all derivatives on our condensed consolidated balance sheets at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either a cash flow hedge or a fair value hedge.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income on our condensed consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 6—Commitments and Contingencies for additional information.

•

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

•

For matters related to income taxes and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

For all of these and other matters, actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $49 million and $50 million for the three months ended March 31, 2008 and 2007, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.136 billion and $31.976 billion as of March 31, 2008 and December 31, 2007, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.339 billion and $1.311 billion as of March 31, 2008 and December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our balance sheet the financial instruments described in more detail in Note 2—Investments, whose value cannot be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

determined by reference to an observable market. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard, and therefore our adoption of this standard has not had a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities, and therefore the adoption of this standard has not had any impact on our financial position or results of operations.

Note 2: Investments

QSC manages our cash and investments. As of March 31, 2008 and December 31, 2007, our investments included $73 million and $31 million, respectively, of auction rate securities, which are classified as non-current, available-for-sale investments and included in other non-current assets on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. QSC generally invests in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets have prevented QSC and other investors from liquidating their holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. These investments were collateralized by AA- rated bonds at March 31, 2008 and December 31, 2007 and were insured against loss of principal and interest by bond insurers with AAA and Baa2 credit ratings at March 31, 2008 and AAA credit ratings at December 31, 2007. These securities were valued using a discounted cash flow model that takes into consideration the following: an assumption that the issuer will decide to call or convert the securities or that an active market will develop for these investments in four years; and a risk premium determined by the financial conditions of the issuer and the bond insurers as well as the value of the collateral. During the first quarter of 2008, we recorded an additional unrealized loss for an immaterial amount due to changes in the fair value of these investments. These unrealized losses were recorded in accumulated other comprehensive income because we believe the value of these investments will recover. However, if the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments. An increase of one percentage point in the risk premium used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of March 31, 2008.

During the fourth quarter of 2007, a fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we no longer have daily liquidity and we reclassified our holdings in the fund from cash and cash equivalents to investments on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

December 31, 2007, $20 million of our remaining investment in the fund was included in other current assets and $3 million was included in other non-current assets on our condensed consolidated balance sheet. As of March 31, 2008, $32 million of our remaining investment in the fund was included in other current assets and $7 million was included in other non-current assets on our condensed consolidated balance sheet. During the first quarter of 2008, we recorded an additional unrealized loss on the fund for an immaterial amount for the change in the fair value of the fund. This unrealized loss was recorded in other expense (income)—net in our condensed consolidated statement of operations for the three months ended March 31, 2008.

Note 3: Borrowings

As of March 31, 2008 and December 31, 2007, our borrowings, net of unamortized discounts and premiums, consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$322	$322
Long-term capital lease obligations	22	21

Total current portion of long-term borrowings	$344	$343

Long-term borrowings:
Long-term notes	$7,545	$7,540
Long-term capital lease obligations	25	28

Total long-term borrowings	$7,570	$7,568

As of March 31, 2008, we were in compliance with all provisions and covenants of our borrowings.

During the first quarter of 2008, we entered into the interest rate hedges described below as part of our long- and short-term debt strategies. Our short-term debt strategy is to take advantage of recent decreases in interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. A high percentage of our total debt has a fixed interest rate. Our long-term debt strategy is to decrease our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates by entering into fair value hedges.

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of swapping our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these swaps as cash flow hedges. During the quarter ended March 31, 2008, we did not recognize any gain or loss in earnings for hedge ineffectiveness. We recorded an immaterial amount in accumulated other comprehensive income for the change in the fair value of the hedge instrument between inception and March 31, 2008.

In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges swapped our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these swaps as fair value hedges. During the quarter ended March 31, 2008, we recognized an immaterial net gain for hedge ineffectiveness. We did not exclude any component of the derivative instruments’ gain or loss from our assessment of hedge effectiveness.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Note 4: Severance

For the three months ended March 31, 2008 and 2007, we accrued severance costs of $51 million and $3 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of March 31, 2008 and December 31, 2007, our severance liability was $62 million and $23 million, respectively.

Note 5: Product Revenue

We generate the majority of our revenue from providing services using our telecommunications network. We also generate revenue from services we provide to our affiliates. These services are further described below.

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching, enhanced voice services and unbundled network elements. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services include: broadband services and satellite video services that we offer to consumers; private line services that we offer to other telecommunications providers and enterprise customers; and other data services such as integrated services digital network, asynchronous transfer mode and frame relay that we offer primarily to enterprise customers.

•

Affiliate services. We provide to our affiliates voice, data and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates marketing, sales and advertising, computer system development and support services, network support and technical services and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the three months ended March 31, 2008 and 2007 is summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Operating revenue by products and services:
Voice services	$1,343	$1,455
Data, Internet and video services	790	701
Affiliate services	447	466
Other revenue (primarily USF surcharges)	44	44

Total operating revenue	$2,624	$2,666

Note 6: Commitments and Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

matters to which we are a party (primarily the third matter described under the heading “Other Matters” relating to litigation brought by several owners of payphones) represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. The ultimate outcome of this appeal is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

KPNQwest Litigation/Investigation

In 2006, QCII and the other defendants reached settlements of a putative class action filed against QCII and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which QCII was a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against QCII, as described below, and QCII is vigorously defending against these claims. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against QCII if QCII is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class contended that they incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as QCII learns more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, QCII will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws, committed fraud and breached their fiduciary duties in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $346 million based on the exchange rate on March 31, 2008).

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

Qwest Communications Corporation (“QCC”), one of QCII’s other subsidiaries, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission (“FCC”) regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

We are a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. The Utah lawsuit resulted in reversal of the district court’s dismissal order by the Tenth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. A proceeding against us is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. We will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of QCII’s retirees was brought against QCII and certain other defendants in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court recently ruled in QCII’s favor on the central issue of whether QCII properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. QCII believes the remaining claims are without merit, and QCII will continue to vigorously defend against this matter.

Note 7: Dividends

During the three months ended March 31, 2008, we declared a dividend of $1 billion to QSC.

Note 8: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of March 31, 2008, employees covered under these collective bargaining agreements totaled 19,981, or 59% of all our employees.

Note 9: Subsequent Events

Tax Matters

On April 15, 2008, QCII received from the Internal Revenue Service (“IRS”) the Revenue Agent’s Report for tax years 2004 and 2005. The report contains proposed adjustments on several significant issues. QCII is in the process of reviewing and evaluating the IRS’s positions in the proposed adjustments. QCII will re-evaluate its

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

uncertain tax positions as a result of the report, and we may determine that an adjustment of our uncertain tax position liability is required, which may result in net income tax expense or benefit. There can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

Wireless Services

One of our affiliates currently offers wireless services to our mass markets and business markets customers under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, our affiliate sells wireless products and services under the Qwest brand name. Our affiliate’s arrangement will expire in February 2009.

In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name to consumers, enterprises and government customers beginning in 2008. Revenue from this arrangement will be recorded in our consolidated financial statements, and we will recognize revenue from services provided under this arrangement on a net basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

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

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber optic network, QCII provides the following products and services that we do not provide:

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Dedicated Internet access;

•	Virtual private network;

•	Hosting services;

•	Data integration;

•	Voice over Internet protocol, or VoIP;

•	Multi-protocol label switching; and

•	Cable-based video.

QCII also maintains a wireless business as described below under the heading “Business Trends—Wireless Services.” We will begin providing wireless services in the future.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII’s telecommunications network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, asynchronous transfer mode, or ATM, and frame relay.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

In light of regulatory changes in 2007 and consistent with QCII’s continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in the first quarter of 2008, QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us:

•	a procurement company that managed real estate and other supplier selection and negotiations; and

•	a computer system support services company that handled development, application, maintenance, integration and testing of software.

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three months ended March 31, 2007 and as of December 31, 2007:

Three Months Ended March 31, 2007
(Dollars in millions)
Increases in:
Total operating revenue	$208
Income before income taxes	13
Net income	7

December 31, 2007
(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

In addition, to aid in the understanding of these and future financial statements, we recast prior year financial information in our April 4, 2008 Form 8-K.

QCII continues to evaluate other ways to better organize the legal organization and operations of its subsidiaries and may make additional changes to the legal organization and operations of its subsidiaries, including us, in the future. In connection with these past or future reorganization activities, we do not believe we have consummated, and we do not expect to consummate in the future, any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations.

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. As a result, we have reclassified certain expenses for the three months ended March 31, 2007 in our condensed consolidated statements of operations. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents and utility costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period.

To reflect the impact that the reorganization activities and expense reclassifications described above would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 that is presented in this Item 2. In addition, to aid the understanding of this filing and future filings, we recast certain prior year financial information in our Current Report on Form 8-K dated April 4, 2008.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 30% and 26%, respectively, of our total revenue for the three months ended March 31, 2008 and 2007 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include broadband services, private line and satellite video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services such as ATM and frame relay.

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.6 million broadband subscribers as of March 31, 2008 compared to 2.2 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, even though we expect to face continuing competition for these subscribers.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce in response to productivity improvements and changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational efficiencies and improving processes through automation.

•

Wireless services. One of our affiliates currently offers wireless services to our mass markets and business markets customers under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, our affiliate sells wireless products and services under the Qwest brand name. Our affiliate’s arrangement will expire in February 2009.

In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in 2008. Revenue from this arrangement will be recorded in our consolidated financial statements, and we will recognize revenue from services provided under the new arrangement on a net basis.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate the majority of our revenue by providing services using our telecommunications network. We also generate revenue from services we provide to our affiliates. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these. Our services are further described below.

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network. As discussed above, we will begin generating revenue from wireless services in 2008.

•

Data, Internet and video services. Data, Internet and video services include: broadband services and satellite video services that we offer to consumers; private line services that we offer to other telecommunications providers and enterprise customers; and other data services such as integrated services digital network, ATM and frame relay that we offer primarily to enterprise customers.

•

Affiliate services. We provide to our affiliates voice services, data services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties.

The following table summarizes our results of operations for the three months ended March 31, 2008 and 2007 and the number of employees as of March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,624	$2,666	$(42)	(2)%
Operating expenses	1,909	1,879	30	2%
Other expense—net	152	149	3	2%

Income before income taxes	563	638	(75)	(12)%
Income tax expense	214	239	(25)	(10)%

Net income	$349	$399	$(50)	(13)%

Employees (as of March 31)	33,648	35,465	(1,817)	(5)%

Operating Revenue

The following table compares our total operating revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Voice services	$1,343	$1,455	$(112)	(8)%
Data, Internet and video services	790	701	89	13%
Affiliate services	447	466	(19)	(4)%
Other revenue (primarily USF surcharges)	44	44	—	—%

Total operating revenue	$2,624	$2,666	$(42)	(2)%

Voice Services Revenue

Voice services revenue decreased primarily due to lower local voice services revenue as a result of access line losses of 8% driven by the competitive pressures described in “Business Trends” above. Customers continued to disconnect primary and additional lines, which in turn also negatively impacted demand for UNEs. To a lesser extent, the decline in voice services revenue was also impacted by rate decreases primarily due to bundle and package discounts. We believe the housing market decline also negatively impacted voice services revenue during the first quarter of 2008.

Data, Internet and Video Services Revenue

Data, Internet and video services revenue increased primarily due to a 17% increase in broadband subscribers and, to a lesser extent, an increase in private line and satellite video subscribers. The growth in broadband services revenue resulted from increased penetration as customers migrated from dial-up Internet access connections to higher speed Internet connections and, to a lesser extent, increased rates as customers upgraded to higher speed services. This growth in revenue was partially offset by declines in our frame relay services due to lower volumes.

Affiliate Services Revenue

Affiliate services revenue decreased primarily due to a change in the allocation of sales support services revenue in the fourth quarter of 2007. This decrease was partially offset by increased volumes of private line services we provided to support our affiliate’s data and Internet businesses and, to a lesser extent, increased marketing and advertising revenue.

We estimate that the profit from these affiliate services was approximately $110 million and $90 million, before income taxes, for the three months ended March 31, 2008 and 2007, respectively.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$332	$310	$22	7%
Other	106	87	19	22%

Total cost of sales	438	397	41	10%

Selling:
Employee-related costs	266	257	9	4%
Marketing, advertising and external commissions	119	107	12	11%
Other	68	61	7	11%

Total selling	453	425	28	7%

General, administrative and other operating:
Employee-related costs	124	148	(24)	(16)%
Taxes and fees	115	113	2	2%
Real estate and occupancy costs	78	78	—	— %
Other	142	129	13	10%

Total general, administrative and other operating	459	468	(9)	(2)%

Affiliates	45	35	10	29%
Depreciation and amortization	514	554	(40)	(7)%

Total operating expenses	$1,909	$1,879	$30	2%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

Employee-related costs increased primarily due to a severance charge of $44 million in the first quarter of 2008 related to network operations as we continue to adjust our workforce in response to changes in the telecommunications industry. This increase was partially offset by overall employee reductions compared to the first quarter of 2007. Other cost of sales increased primarily due to higher professional fees for operating and maintaining our network and outsourced services costs and higher equipment sales costs.

Selling Expenses

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

Employee-related costs increased primarily due to an increase in our sales force to support growth in our data and Internet products and services.

Marketing, advertising and external commissions increased primarily due to higher advertising costs to promote product bundling and other promotions, such as “Price for Life.” We expect our total marketing and advertising costs for 2008 to be slightly lower than our 2007 level.

Other selling costs increased due to higher postage and professional fees.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents and utility costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

Employee-related costs decreased primarily due to lower pension costs, health care costs and payroll taxes partially offset by increased post-retirement costs.

Other general, administrative and other operating costs increased due to higher professional fees and a credit for a regulatory matter in the first quarter of 2007.

Affiliate Expenses

Affiliate expenses include charges for our use of long-distance services, wholesale Internet access and insurance.

Affiliate expenses increased primarily due to a credit for general liability insurance adjustment in 2007 and increased charges for long-distance services as we continued to transition our employees’ use of these services to an affiliate. These increases were partially offset by a credit for retiree benefits in the first quarter of 2008.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2008	2007	Decrease	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$464	$502	$(38)	(8)%
Amortization	50	52	(2)	(4)%

Total depreciation and amortization	$514	$554	$(40)	(7)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$151	$152	$(1)	(1)%
Other—net	1	(3)	4	nm

Total other expense (income)—net	$152	$149	$3	2%

Income tax expense	$214	$239	$(25)	(10)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other—net includes, among other things, interest income, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges.

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38% and 37% for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.3 billion at March 31, 2008 and December 31, 2007.

QCII has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and inter-company obligations vary from time to time and are classified as short-term borrowings.

Near-Term View

We had $416 million in cash and cash equivalents available at March 31, 2008. For the three months ended March 31, 2008, our cash was provided by operating activities. For the next 12 months, we expect to use our available excess cash primarily to pay dividends and income taxes to QSC and to make additional investments in our network. We expect our 2008 capital expenditures to be slightly higher than our 2007 level. For the three months ended March 31, 2008, we declared a dividend of $1 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.266 billion as of March 31, 2008 and $904 million as of December 31, 2007. Our working capital deficit increased by $362 million primarily due to a dividend declared to QSC and capital expenditures, partially offset by earnings before depreciation, amortization and income taxes.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. We have approximately $320 million of debt maturing in the next 12 months, and we may elect to refinance some or all of that debt.

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

On March 27, 2008, in connection with the addition of a new lender to its revolving credit facility (referred to as the Credit Facility), QCII increased the amount available to it under the Credit Facility from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by QSC and are secured by a senior lien on our stock.

On April 17, 2008, QCII’s Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $140 million, payable on May 30, 2008 to shareholders of record as of May 9, 2008. It is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. In the first quarter of 2008, QCII repurchased 31 million shares of its common stock under this program at a weighted average price per share of $5.58. As of March 31, 2008, QCII had repurchased a total of $1.551 billion of common stock under this program; thus $449 million remained available for stock repurchases. It is QCII’s intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

Long-Term View

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

The Credit Facility makes available to QCII $910 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ Decrease	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$978	$1,014	$(36)	(4)%
Used for investing activities	380	299	81	27%
Used for financing activities	474	610	(136)	(22)%

Operating Activities

Cash provided by operating activities decreased primarily due to increases in cost of sales and selling expenses, which are discussed above.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures to support anticipated growth in our data and Internet services.

Financing Activities

Cash used for financing activities decreased primarily due to an equity infusion from QSC of $190 million in connection with the transfer to us of most of QSC’s administrative and other functions and related assets and liabilities.

We paid cash dividends of $700 million and $725 million for the three months ended March 31, 2008 and 2007, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

As of March 31, 2008, we were in compliance with all provisions and covenants of our borrowings.

Letters of Credit

As of March 31, 2008, we had outstanding letters of credit of approximately $57 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

During the first quarter of 2008, we entered into interest rate hedges as part of our long- and short-term debt strategies. Our short-term debt strategy is to take advantage of recent decreases in interest rates by swapping floating rate debt to fixed rate debt using cash flow interest rate swaps. A high percentage of our total debt has a fixed interest rate. Our long-term debt strategy is to decrease our exposure to changes in the fair value of our fixed interest rate debt by entering into fair value hedges. For additional information on these interest rate hedges, see Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report. A hypothetical increase of 100 basis points in the London Interbank Offered Rate, or LIBOR, would not have had a material effect on our other expense related to these hedges for the three months ended March 31, 2008.

Approximately $750 million of our floating-rate debt was exposed to changes in interest rates as of March 31, 2008 and December 31, 2007. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, we had approximately $320 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rate on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of March 31, 2008, our cash and investments managed by QSC included $370 million of highly liquid instruments, $73 million of auction rate securities and $39 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission, or SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data and satellite video services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our debt securities.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against QCII, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate outcome of the appeal by Messrs. Nacchio and Woodruff of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff.

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

Our ultimate parent, QCII, continues to carry significant debt. As of March 31, 2008, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.3 billion. Approximately $4.9 billion of QCII’s debt, which includes approximately $820 million of our debt obligations, comes due over the next three years. The $4.9 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which QCII may elect to redeem, and the holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, QCII does not anticipate holders will make such an election because these notes have historically traded at market prices above the estimated conversion values. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, it is QCII’s intention to fully achieve by the end of 2008 the remaining $449 million of stock repurchases available under its previously disclosed stock repurchase program. Also, QCII paid a quarterly dividend totaling $142 million in the first quarter of 2008, and in April 2008 QCII’s Board of Directors declared a second quarterly dividend totaling approximately $140 million, payable in May 2008. It is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments or settlements in one or more of the matters as further discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 6—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with QCII’s employee benefit plans could negatively impact QCII’s stockholders’ equity balance, which may in turn affect our business and liquidity.

Our employees participate in employee benefit plans sponsored by QCII.

QCII maintains a qualified pension plan, a nonqualified pension plan and post-retirement benefit plans. QCII’s condensed consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligations or a significant decrease of the asset values without necessarily impacting QCII’s net income in the short term. In addition, QCII’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions it used to calculate the obligations. Because the combined value of plan assets and the combined benefit obligations are each approximately 20 times larger than QCII’s stockholders’ equity as of December 31, 2007, these adverse changes could have a significant negative impact on its stockholders’ equity. Stockholders’ equity is one of several measures used by certain customers and vendors, among others, to evaluate a company’s financial condition. As such, a significant negative impact on QCII’s stockholders’ equity could adversely impact QCII’s and our competitiveness in obtaining favorable purchase arrangements and make it more challenging for QCII and us to compete for certain sales contracts, among other things.

In addition, with respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required payments. However, based on current actuarial analyses and forecasts, QCII does not expect to be required to make any such contributions in the near term.

Because we are a wholly owned subsidiary of QCII, these events could adversely affect our ability to conduct business or to access the capital markets.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits by the Internal Revenue Service, or IRS, as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. In June 2006, QCII received notices of proposed adjustments on several significant issues for the 2002 through 2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. QCII has reached a tentative settlement with the IRS on several of these issues, including the DEX sale. These settlements are subject to formal review and approval by the IRS, and there is no assurance that these settlements will ultimately be effected in accordance with QCII’s expectations.

In April 2008, QCII received from the IRS proposed adjustments on several significant issues for the 2004 and 2005 audit cycle. QCII is in the process of reviewing and evaluating the IRS’s positions in the proposed adjustments, and as QCII evaluates the uncertain tax positions raised by the proposed adjustments we may determine that we need to record additional income tax expense. There can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

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

We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our condensed consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

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

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of QCII and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII’s other subsidiaries. In light of this order and consistent with QCII’s continuing strategy to simplify its and our corporate structure and gain operational efficiencies, QCII has made changes to the legal organization of some of its subsidiaries and has moved some of its operations among its subsidiaries. QCII continues to evaluate other ways to better organize its legal organization and operations of its subsidiaries and may make additional changes in the future. In connection with these activities, we do not expect that QCII will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations. However, if we continue to be involved in any of these activities and are unable to successfully integrate the affected operations, the trading price of our debt securities and credit ratings could be adversely affected. Additionally, these reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, our future financial statements will be different from the financial statements we have historically presented. Therefore, our historical financial performance might not be indicative of future financial performance.

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

001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8 % notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)

First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No.

001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

Exhibit Number	Description
(10.1)	Registration Rights Agreement, dated August 8, 2006, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(10.2)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.3)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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

May 6, 2008