Form 10-Q
period 2008-06-30
QWEST CORP
filed 2008-08-06
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

On August 5, 2008, one share of Qwest Corporation common stock was outstanding.

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

•

Managed Services. Customized, turnkey solutions for integrated voice, data and Internet services offered to our business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and call center solutions. Most of these services can be performed from outside our customers’ internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

•	Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required

ii

to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

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

•

Universal Service Funds (USF). Federal and state funds established generally to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things. As a telecommunications provider, we are often required to contribute to these funds.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,151	$2,213	$4,328	$4,413
Operating revenue—affiliates	456	502	903	968

Total operating revenue	2,607	2,715	5,231	5,381

Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	400	415	838	812
Selling	450	452	903	877
General, administrative and other operating	388	463	847	931
Operating expenses—affiliates	45	43	90	78
Depreciation and amortization	514	554	1,028	1,108

Total operating expenses	1,797	1,927	3,706	3,806

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	148	148	299	300
Other—net	(1)	22	—	19

Total other expense (income)—net	147	170	299	319

Income before income taxes	663	618	1,226	1,256
Income tax expense	252	240	466	479

Net income	$411	$378	$760	$777

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$393	$292
Accounts receivable—net of allowance of $54 and $55, respectively	960	1,006
Accounts receivable—affiliates	131	59
Deferred income taxes	213	481
Prepaid expenses and other	213	244

Total current assets	1,910	2,082
Property, plant and equipment—net	11,852	12,155
Capitalized software—net	829	820
Prepaid pension—affiliates	1,039	1,020
Other	484	445

Total assets	$16,114	$16,522

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$343	$343
Accounts payable	496	503
Accounts payable—affiliates	220	341
Dividends payable—Qwest Services Corporation	800	200
Accrued expenses and other	811	952
Current portion of post-retirement and other post-employment benefits and other—affiliates	202	210
Deferred revenue and advance billings	424	437

Total current liabilities	3,296	2,986
Long-term borrowings—net of unamortized debt discount of $115 and $117, respectively	7,541	7,568
Post-retirement and other post-employment benefits and other—affiliates	2,556	2,612
Deferred income taxes	1,349	1,406
Other	613	580

Total liabilities	15,355	15,152

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,362	11,132
Accumulated deficit	(10,603)	(9,762)

Total stockholder’s equity	759	1,370

Total liabilities and stockholder’s equity	$16,114	$16,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$760	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028	1,108
Deferred income taxes	229	(92)
Provision for bad debt—net	39	36
Other non-cash charges—net	19	19
Changes in operating assets and liabilities:
Accounts receivable	7	30
Accounts receivable—affiliates	(72)	129
Prepaid expenses and other current assets	29	49
Accounts payable and accrued expenses and other current liabilities	(147)	(231)
Accounts payable and other current liabilities—affiliates	(117)	(12)
Deferred revenue and advance billings	(14)	(13)
Other non-current assets and liabilities including affiliates	(79)	(54)

Cash provided by operating activities	1,682	1,746

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(745)	(559)
Changes in interest in investments managed by Qwest Services Corporation	(43)	(58)
Other	7	9

Cash used for investing activities	(781)	(608)

Financing activities:
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings, including current maturities	(13)	(331)
Proceeds from current borrowings—affiliate	—	74
Repayments of current borrowings—affiliate	(22)	(61)
Dividends paid to Qwest Services Corporation	(1,000)	(1,200)
Equity infusions from Qwest Services Corporation	231	27
Other	4	(13)

Cash used for financing activities	(800)	(1,004)

Cash and cash equivalents:
Increase in cash and cash equivalents	101	134
Beginning balance	292	276

Ending balance	$393	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2008

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

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

The condensed consolidated results of operations for the three and six months ended June 30, 2008 and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

Business Combinations

In light of regulatory changes in 2007 and consistent with QCII’s continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in the first quarter of 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us:

•	a procurement company that managed real estate and other supplier selection and negotiations; and

•	a computer system support services company that handled development, application, maintenance, integration and testing of software.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three and six months ended June 30, 2007 and as of December 31, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(Dollars in millions)
Increases in:
Total operating revenue	$214	$422
Income before income taxes	20	33
Net income	12	19

		December 31, 2007
		(Dollars in millions)
Increases in:
Total assets		$1,125
Total liabilities		732

In addition, to aid the understanding of these and future financial statements, we recast prior year financial information in our April 4, 2008 Form 8-K.

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

Reclassifications

During the first quarter of 2008, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies, equipment sales costs and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions and other selling costs (such as bad debt expense, professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF,

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

charges); real estate and occupancy costs (such as rents, utilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and six months ended June 30, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

We have also reclassified certain other prior period amounts to conform to the current period presentations.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 7—Commitments and Contingencies for additional information.

•

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

•

For matters related to income taxes and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

For all of these and other matters, actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $51 million and $100 million for the three and six months ended June 30, 2008, respectively, and $54 million and $104 million for the three and six months ended June 30, 2007, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.426 billion and $31.976 billion as of June 30, 2008 and December 31, 2007, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.376 billion and $1.311 billion as of June 30, 2008 and December 31, 2007, respectively.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our condensed consolidated balance sheets financial instruments whose value cannot be determined by reference to an observable market—including those described in more detail in Note 2—Investments. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard. Our condensed consolidated balance sheets also indirectly reflect the value of financial instruments held by the QCII employee benefit plans in which our employees and retirees participate. However, we only adjust our balance sheet annually at December 31 to reflect market changes in the value of QCII employee benefit plan assets. QCII continues to assess whether the methods previously used to determine the fair value of employee benefit plan assets are appropriate within the SFAS No. 157 framework for measuring fair value, but we do not anticipate that any changes in valuation methods will have a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities and, therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

Note 2: Investments

QSC manages all cash and investments for us and our affiliates. As of June 30, 2008 and December 31, 2007, our investments included $64 million and $31 million, respectively, of auction rate securities, which are classified as non-current, available-for-sale investments and are included in other non-current assets at estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. QSC generally invests in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets have prevented QSC and other investors from liquidating their holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. These investments were collateralized by bonds rated AA- at June 30, 2008 and AA as of December 31, 2007 and were insured against loss of principal and interest by bond insurers with AA and BB credit ratings at June 30, 2008 and AAA credit ratings at December 31, 2007. These securities were valued using a discounted cash flow model that takes into consideration the following: an assumption that the issuer will decide to call or convert the securities or that an active market will develop for these investments in four years; and a risk premium determined by the financial conditions of the issuer and the bond insurers as well as the value of the collateral. During the three and six months ended June 30, 2008, we recorded immaterial unrealized gains and losses due to changes in the fair value

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

of these investments. The net unrealized loss for the six months ended June 30, 2008 was recorded in accumulated other comprehensive income because we believe the value of these investments will recover. However, if the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments. An increase of one percentage point in the risk premium used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of June 30, 2008.

During the fourth quarter of 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $20 million of our remaining investment in the fund was included in other current assets and $3 million was included in other non-current assets on our condensed consolidated balance sheet. As of June 30, 2008, $21 million of our remaining investment in the fund was included in other current assets and $6 million was included in other non-current assets on our condensed consolidated balance sheet. During the three and six months ended June 30, 2008, we recorded immaterial unrealized gains and losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our condensed consolidated statements of operations.

Because we record our portion of the entire portfolio of cash and investments managed by QSC and because our portion varies from period to period, our proportionate ownership of any investments—including illiquid investments—can change. These changes are reflected on a net basis in cash flows from investing activities on our consolidated statements of cash flows.

Note 3: Borrowings

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2008.

During the first quarter of 2008, we entered into the interest rate hedges described below as part of our long- and short-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. And one objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates.

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of swapping our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these swaps as cash flow hedges. The value of our cash flow hedges of approximately $6 million is recorded in other non-current assets on our condensed consolidated balance sheet as of June 30, 2008, with a corresponding increase, net of deferred taxes, in accumulated other comprehensive income. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the three and six months ended June 30, 2008.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges had the economic effect of swapping our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these swaps as fair value hedges. The value of our fair value hedges of approximately $19 million is recorded in other non-current liabilities on our condensed consolidated balance sheet as of June 30, 2008, with a related reduction in the carrying value of long-term debt of $22 million. A net immaterial gain for hedge ineffectiveness is recorded in other expense (income)—net in our condensed consolidated statements of operations.

The cash flow and fair value hedges are valued using projected future cash flows, discounted at mid-market implied forward LIBOR rates. The debt underlying the fair value hedges is valued using projected future cash flows, discounted at mid-market implied forward LIBOR rates, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations are determined excluding accrued interest.

Note 4: Severance

For each of the three months ended June 30, 2008 and 2007, we accrued severance costs of $6 million, respectively. For the six months ended June 30, 2008 and 2007, we accrued severance costs of $57 million and $9 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of June 30, 2008 and December 31, 2007, our severance liability was $21 million and $23 million, respectively.

Note 5: Tax Matters

During the second quarter of 2008, we recorded a state property tax receivable of $40 million as the result of a property tax settlement on assessments we challenged for tax years 2002-2007. In addition, the settlement provides for a reduction in our property tax valuations in that state for tax years 2008 and 2009.

We are included in consolidated federal income tax returns of QCII. As a result, QCII’s federal tax audits may affect us.

On April 15, 2008, QCII received from the Internal Revenue Service (“IRS”) the Revenue Agent’s Report for tax years 2004 and 2005. The report contains proposed adjustments on several issues, including issues that may affect us. Based on QCII’s, and our, evaluation of the IRS’s positions reflected in the proposed adjustments, we have not recorded a material adjustment to our unrecognized tax benefits or our uncertain tax position liability. However, there can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

Note 6: Product Revenue

We generate the majority of our revenue by providing services using our telecommunications network. We also generate revenue from services we provide to our affiliates. These services are further described below.

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also includes unbundled network elements (“UNEs”) provided to our wholesale customers. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

•

Data, Internet and video services. Data, Internet and video services include: broadband services and satellite video services that we offer to consumers; private line services that we offer to other telecommunications providers and enterprise customers; and other data services such as integrated services digital network, ATM and frame relay that we offer primarily to enterprise customers.

•

Affiliate services. We provide to our affiliates voice services, data services and billing and collection services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the three and six months ended June 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenue by products and services:
Voice services	$1,307	$1,442	$2,650	$2,897
Data, Internet and video services	798	721	1,588	1,422
Affiliate services	456	502	903	968
Other revenue (primarily USF surcharges)	46	50	90	94

Total operating revenue	$2,607	$2,715	$5,231	$5,381

One of our affiliates currently offers wireless services under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, our affiliate sells wireless products and services under the Qwest brand name. This arrangement will expire in February 2009. In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name beginning in 2008. Revenue from services provided under this arrangement will be recorded on a net basis in our consolidated financial statements.

Note 7: Commitments and Contingencies

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

For the Three and Six Months Ended June 30, 2008

(Unaudited)

certified in connection with the settlements of certain of the putative class actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers and employees with respect to certain of the matters described below, and QCII has been advancing legal fees and costs to many former directors, officers and employees in connection with certain matters described below.

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

In November 2005, QCII, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants (the “QCII settlement”). No parties admit any wrongdoing as part of the QCII settlement. Pursuant to the QCII settlement, QCII has deposited approximately $400 million in cash into a settlement fund. In connection with the QCII settlement, QCII received $10 million from Arthur Andersen LLP. As part of the QCII settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the QCII settlement is not implemented, QCII will be repaid the $400 million plus interest, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

If implemented, the QCII settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed QCII settlement on behalf of purchasers of QCII’s publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff’s objections to the QCII settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the QCII settlement.

On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the “Nacchio/Woodruff settlement”) that, if implemented, will, among other things, (i) settle the individual claims of the putative class representatives and the class they purport to represent

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the proposed Nacchio/Woodruff settlement, QCII would contribute $40 million, and Messrs. Nacchio and Woodruff would contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires both preliminary and final court approval, and (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should be adjudicated in the Netherlands rather than New Jersey. Plaintiffs appealed this decision to the United States Court of Appeals for the Third Circuit, which affirmed the dismissal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $346 million based on the exchange rate on June 30, 2008).

In 2006, QCII and the other defendants reached settlements of a putative class action filed against QCII and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest. The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities filed actions against QCII. QCII expects that at least some of the other persons who were excluded from the settlement class will also pursue actions against QCII if QCII is unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class contended that they incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. QCII has settled most of these loss claims, and QCII is vigorously defending the claims of others, as described below, who were excluded from the settlement class.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, the Massachusetts court entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. The court also set a hearing for November 17, 2008 to consider final approval of the proposed settlement.

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

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII’s favor on the central issue of whether QCII properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. QCII believes the remaining claims are without merit, and QCII will continue to vigorously defend against this matter.

Flood Damage

During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. We are still in the process of assessing the full extent of the damage. However, based on our current assessment, we estimate that expenditures required for the restoration of our network and physical plant may range from $50 million to $60 million, including repairs and equipment replacement. Our damage estimate is subject to many uncertainties and may change materially as we complete physical surveys. We carry commercial property insurance that covers certain property damage and business interruption, subject to approximately a $5 million

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

deductible for buildings and approximately a $25 million deductible for buried outside plant. We are working with our insurance carriers to determine the extent to which insurance proceeds will offset these expenditures.

The floods did not have a significant impact on our financial condition or results of operations as of and for the three and six months ended June 30, 2008, as the majority of the capital and repair expenditures will be recorded in future periods as we incur the costs.

Note 8: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of June 30, 2008, employees covered under these collective bargaining agreements totaled 18,608 or 58% of all our employees. We are currently in negotiations regarding new collective bargaining agreements with our labor unions and their representatives.

Note 9: Dividends

We declared dividends to QSC of $600 million and $1.6 billion and paid dividends of $300 million and $1 billion during the three and six months ended June 30, 2008, respectively. On July 18, 2008, we paid a dividend of $200 million.

Note 10: Subsequent Event

On July 21, 2008, the IRS approved a settlement with QCII relating to its audit of QCII’s tax years 1998 through 2001. Net cash payments related to this settlement will be approximately $120 million. QCII estimates its final settlement of tax years 1998 through 2001 combined with its proposed settlement of its tax years 2002 and 2003 will result in an increase to net income of approximately $15 million; however, QCII is unsure when its proposed settlement of tax years 2002 and 2003 will be concluded. QCII has not completed its determination of the amount it will record in the third quarter of 2008 related to the 1998 through 2001 settlement separately and discretely from its proposed settlement of tax years 2002 and 2003.

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

QCII also maintains a wireless business as described below under the heading “Business Trends—Wireless Services.” We will begin reselling wireless services in the future.

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

In light of regulatory changes in 2007 and consistent with QCII’s continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in the first quarter of 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us:

•	a procurement company that managed real estate and other supplier selection and negotiations; and

•	a computer system support services company that handled development, application, maintenance, integration and testing of software.

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three and six months ended June 30, 2007 and as of December 31, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(Dollars in millions)
Increases in:
Total operating revenue	$214	$422
Income before income taxes	20	33
Net income	12	19

		December 31, 2007
		(Dollars in millions)
Increases in:
Total assets		$1,125
Total liabilities		732

In addition, to aid the understanding of these and future financial statements, we recast prior year financial information in our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

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

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies, equipment sales costs and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions and other selling costs (such as bad debt expense, professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents, utilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these reclassification changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period.

To reflect the impact that the reorganization activities and expense reclassifications described above would have had if they had been implemented in prior periods, we have recast and reclassified certain financial information for the three and six months ended June 30, 2007 that is presented in this Item 2 and in our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to aid the understanding of this filing and future filings, we recast and reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

We have also reclassified certain other prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 30% and 26% of our total revenue for the six months ended June 30, 2008 and 2007, respectively, and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more-advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include: broadband services; private line; and satellite video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services (such as asynchronous transfer mode, or ATM; frame relay; dedicated Internet access, or DIA; virtual private network, or VPN; and Internet dial-up access).

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.6 million broadband subscribers as of June 30, 2008 compared to 2.3 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, even though we expect to face ongoing competition for these subscribers.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe declining economic conditions have contributed to our access line losses in the first half of 2008, and may continue to do so for at least the remainder of the year. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

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

•

Wireless services. One of our affiliates currently offers wireless services under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, our affiliate sells wireless products and services under the Qwest brand name. This arrangement will expire in February 2009. In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name beginning in 2008. Revenue from services provided under this arrangement will be recorded on a net basis in our consolidated financial statements.

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

•

Voice services. Voice services include local voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also includes unbundled network elements, or UNEs, provided to our wholesale customers. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network. As discussed above, we will begin to generate revenue from reselling wireless services in 2008.

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

The following table summarizes our results of operations for the three and six months ended June 30, 2008 and 2007 and the number of employees as of June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,607	$2,715	$(108)	(4)%	$5,231	$5,381	$(150)	(3)%
Operating expenses	1,797	1,927	(130)	(7)%	3,706	3,806	(100)	(3)%
Other expense—net	147	170	(23)	(14)%	299	319	(20)	(6)%

Income before income taxes	663	618	45	7%	1,226	1,256	(30)	(2)%
Income tax expense	252	240	12	5%	466	479	(13)	(3)%

Net income	$411	$378	$33	9%	$760	$777	$(17)	(2)%

Employees (as of June 30)					32,242	35,060	(2,818)	(8)%

Operating Revenue

The following table compares our total operating revenue by products and services for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Voice services	$1,307	$1,442	$(135)	(9)%	$2,650	$2,897	$(247)	(9)%
Data, Internet and video services	798	721	77	11%	1,588	1,422	166	12%
Affiliate services	456	502	(46)	(9)%	903	968	(65)	(7)%
Other revenue (primarily USF surcharges)	46	50	(4)	(8)%	90	94	(4)	(4)%

Total operating revenue	$2,607	$2,715	$(108)	(4)%	$5,231	$5,381	$(150)	(3)%

Voice Services Revenue

Voice services revenue decreased primarily due to lower local voice services revenue as a result of access line losses of 8% as of June 30, 2008 compared to June 30, 2007. We had 12.189 million and 13.272 million access lines as of June 30, 2008 and 2007, respectively. We continue to experience access line losses as a result of the competitive pressures and more recently the economic decline, as described in “Business Trends.” Voice services revenue also declined as a result of lower rates, but to a lesser extent.

Data, Internet and Video Services Revenue

Data, Internet and video services revenue increased primarily due to a 14% increase in broadband subscribers and, to a lesser extent, a 35% increase in satellite video subscribers as of June 30, 2008 compared to June 30, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services. Private line services revenue also increased as a result of higher volumes. These revenue increases were partially offset by a decline in frame relay services revenue due to lower volumes.

Affiliate Services Revenue

Affiliate services revenue decreased primarily due to a change in the way we determine sales support services billed to our affiliates. We implemented this change in the fourth quarter of 2007. This decrease was partially offset by an increase in private line services we provided to support an affiliate’s data and Internet businesses.

We estimate that the profit from these affiliate services was approximately $100 million, before income taxes, in each of the three months ended June 30, 2008 and 2007 and $210 million and $190 million, before income taxes, for the six months ended June 30, 2008 and 2007, respectively.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$270	$311	$(41)	(13)%	$602	$621	$(19)	(3)%
Other	130	104	26	25%	236	191	45	24%

Total cost of sales	400	415	(15)	(4)%	838	812	26	3%

Selling:
Employee-related costs	268	270	(2)	(1)%	534	527	7	1%
Marketing, advertising and external commissions	106	120	(14)	(12)%	225	227	(2)	(1)%
Other	76	62	14	23%	144	123	21	17%

Total selling	450	452	(2)	—%	903	877	26	3%

General, administrative and other operating:
Employee-related costs	113	119	(6)	(5)%	237	267	(30)	(11)%
Taxes and fees	61	124	(63)	(51)%	176	237	(61)	(26)%
Real estate and occupancy costs	74	75	(1)	(1)%	152	153	(1)	(1)%
Other	140	145	(5)	(3)%	282	274	8	3%

Total general, administrative and other operating	388	463	(75)	(16)%	847	931	(84)	(9)%

Affiliates	45	43	2	5%	90	78	12	15%
Depreciation and amortization	514	554	(40)	(7)%	1,028	1,108	(80)	(7)%

Total operating expenses	$1,797	$1,927	$(130)	(7)%	$3,706	$3,806	$(100)	(3)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies, equipment sales costs and outsourced services).

Employee-related costs decreased primarily due to employee reductions in our network operations. For the six months ended June 30, 2008, this decrease was partially offset by a severance charge of $40 million in the first quarter related to network operations.

Other cost of sales increased primarily due to higher equipment sales costs and professional fees for operating and maintaining our network.

As discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. We anticipate that we will incur additional repair costs during the remainder of 2008 for the restoration of our network and physical plant. The floods did not have a significant impact on our results of operations for the three and six months ended June 30, 2008, as the majority of the repair expenditures will be recorded in future periods as we incur the costs.

Selling Expenses

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions and other selling costs (such as bad debt expense, professional fees and outsourced services).

Employee-related costs increased for the six months ended June 30, 2008 primarily due to higher commission costs as a result of changes in our commission structure. This increase was partially offset by a decline in the amortization of customer acquisition costs associated with the activation of access lines. Certain customer acquisition costs are deferred and amortized over the expected life of the customer relationship, and have been declining in amount as a result of access line losses and promotional waivers of activation fees.

Marketing, advertising and external commissions decreased for the three months ended June 30, 2008 primarily due to higher costs in the same period of 2007 for customer retention and broadband promotions, as well as increased online media advertising. For the six months ended June 30, 2008 these costs were essentially flat compared to the prior year.

Other selling costs increased due to higher professional fees related to systems and process improvements to support selling and billing functions, as well as higher postage and shipping costs.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents, utilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

Employee-related costs decreased primarily due to lower pension costs, certain health care costs and payroll taxes, partially offset by increased post-retirement costs.

Taxes and fees decreased primarily due to a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008.

Affiliate Expenses

Affiliate expenses include charges for our use of long-distance services, wholesale Internet access, insurance and certain retiree benefits.

Affiliate expenses increased primarily due to a general liability insurance credit adjustment in 2007 and increased charges for long-distance services as we continued to transition our employees’ use of these services to an affiliate. These increases were partially offset by net credits for retiree benefits.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Decrease	% Change	2008	2007	Decrease	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$463	$503	$(40)	(8)%	$927	$1,005	$(78)	(8)%
Amortization	51	51	—	—%	101	103	(2)	(2)%

Total depreciation and amortization	$514	$554	$(40)	(7)%	$1,028	$1,108	$(80)	(7)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$148	$148	$—	—%	$299	$300	$(1)	—%
Other—net	(1)	22	(23)	nm	—	19	(19)	nm

Total other expense (income)—net	$147	$170	$(23)	(14)%	$299	$319	$(20)	(6)%

Income tax expense	$252	$240	$12	5%	$466	$479	$(13)	(3)%

nm—Percentages	greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other—net includes, among other things, interest income, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges. The changes in other—net were primarily due to an $18 million loss on early retirement of debt in the second quarter of 2007.

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38.0% and 38.8% for the three months ended June 30, 2008 and 2007, respectively, and 38.0% and 38.1% for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including changes in the market’s perception of us and impacts on our credit ratings and on our access to capital markets. QCII and its consolidated subsidiaries had total borrowings of $14.2 billion at June 30, 2008 and $14.3 billion at December 31, 2007.

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

Near-Term View

We had $393 million in cash and cash equivalents available at June 30, 2008. For the six months ended June 30, 2008, our cash was provided by operating activities. For the next 12 months, we expect to use our available excess cash primarily to pay dividends and income taxes to QSC and to make additional investments in our network. We expect our 2008 capital expenditures to be higher than our 2007 level. For the six months ended June 30, 2008, we declared a dividend of $1.6 billion to QSC and paid dividends of $1.0 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.386 billion as of June 30, 2008 and $904 million as of December 31, 2007. Our working capital deficit increased by $482 million primarily due to dividends declared to QSC and capital expenditures, partially offset by earnings before depreciation, amortization and income taxes.

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

On March 27, 2008, in connection with the addition of a new lender to its revolving credit facility (referred to as the Credit Facility), QCII increased the amount available to it under the Credit Facility from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by QSC and are secured by a senior lien on our stock.

On July 17, 2008, QCII’s Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $138 million, payable on August 29, 2008 to shareholders of record as of August 8, 2008. It is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock over two years. For the three and six months ended June 30, 2008, QCII repurchased

18 million and 49 million shares, respectively, of its common stock under this program at a weighted average price per share of $4.58 and $5.21, respectively. As of June 30, 2008, QCII had repurchased a total of $1.636 billion of common stock under this program; thus $364 million remained available for stock repurchases. It is QCII’s intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

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

Upon such a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,682	$1,746	$(64)	(4)%
Used for investing activities	781	608	173	28%
Used for financing activities	800	1,004	(204)	(20)%

Operating Activities

Cash provided by operating activities decreased primarily due to a revenue decline that exceeded a net decrease in operating expenses (excluding depreciation and amortization), partially offset by a net increase in cash flows associated with affiliate transactions. This included a decrease in tax payments to QSC year over year of $343 million as a result of utilization of acquired net operating losses, partially offset by $306 million in cash outflows as a result of lower receipts and increased payments under affiliate receivables and payables.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures to support anticipated growth in our data and Internet services.

Financing Activities

Cash used for financing activities decreased primarily due to an equity infusion from QSC of $231 million in connection with the transfer to us of most of QSC’s administrative and other functions and related assets and liabilities.

We paid cash dividends of $1.0 billion and $1.2 billion for the six months ended June 30, 2008 and 2007, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2008.

Letters of Credit

As of June 30, 2008, we had outstanding letters of credit of approximately $56 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2008, we had $750 million of floating-rate debt outstanding, of which $250 million is currently exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. We have entered into interest rate hedges related to the other $500 million that have the economic effect of swapping the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $750 million of floating-rate debt would not have had a material effect on earnings. As of June 30, 2008, we had approximately $320 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rate on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

During the first quarter of 2008, we entered into interest rate hedges as part of our long- and short-term debt strategies. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates, but increases the exposure of our interest expense to changes in interest rates. This exposure is partially offset by the improvements in other income that also arise from the fair value hedges. Therefore, a hypothetical increase of 100 basis points in LIBOR would not have a material effect on our earnings due to these fair value hedges.

As of June 30, 2008, our cash and investments managed by QSC included $390 million of highly liquid instruments, $64 million of auction rate securities and $27 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in providing wireline services from cable companies, wireless providers (including us and one of our affiliates), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and QCII’s and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and satellite video services. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

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

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our and our affiliates’ ability to develop and deploy new products and services, such as broadband data, wireless, video and VoIP services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we and our affiliates are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our debt securities.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against QCII, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate outcome of the appeal by Messrs. Nacchio and Woodruff of the decision approving the QCII settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

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

Further, there are other material proceedings pending against QCII and us as described in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our financial results or financial condition as a result of these matters.

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

Our ultimate parent, QCII, continues to carry significant debt. As of June 30, 2008, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.2 billion. Approximately $4.9 billion of QCII’s debt, which includes approximately $820 million of our debt obligations, comes due over the next three years. The $4.9 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which QCII may elect to redeem, and holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot anticipate what QCII’s and our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, it is QCII’s intention to fully achieve by the end of 2008 the remaining $364 million of stock repurchases available under its previously disclosed stock repurchase program. Also, QCII began paying a quarterly dividend in the first quarter of 2008, and it is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if QCII or we become subject to significant judgments or settlements in one or more of the matters discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

In April 2008, QCII received from the IRS proposed adjustments on several issues for the 2004 and 2005 audit cycle. Based on QCII’s and our evaluation of the IRS’s positions reflected in the proposed adjustments, we have not recorded a material adjustment of our unrecognized tax benefits. However there can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current three-year agreements with the CWA and the IBEW will expire on August 16, 2008. We are currently in negotiations regarding new collective bargaining agreements with our labor unions and their representatives. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

August 6, 2008