Form 10-Q
period 2008-09-30
QWEST CORP
filed 2008-10-30
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

On October 29, 2008, one share of Qwest Corporation common stock was outstanding.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,134	$2,183	$6,462	$6,596
Operating revenue—affiliates	422	485	1,325	1,453

Total operating revenue	2,556	2,668	7,787	8,049

Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	461	417	1,299	1,229
Selling	468	448	1,371	1,325
General, administrative and other operating	424	449	1,271	1,380
Operating expenses—affiliates	60	42	150	120
Depreciation and amortization	523	556	1,551	1,664

Total operating expenses	1,936	1,912	5,642	5,718

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	145	154	444	454
Other—net	(7)	(4)	(7)	15

Total other expense (income)—net	138	150	437	469

Income before income taxes	482	606	1,708	1,862
Income tax expense	183	228	649	707

Net income	$299	$378	$1,059	$1,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$289	$292
Accounts receivable—net of allowance of $55 and $55, respectively	909	1,006
Accounts receivable—affiliates	101	59
Deferred income taxes	207	481
Prepaid expenses and other	205	244

Total current assets	1,711	2,082

Property, plant and equipment—net	11,691	12,155
Capitalized software—net	832	820
Prepaid pension—affiliates	1,041	1,020
Other	472	445

Total assets	$15,747	$16,522

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$342	$343
Accounts payable	493	503
Accounts payable—affiliates	291	341
Dividends payable—Qwest Services Corporation	600	200
Accrued expenses and other	884	952
Current portion of post-retirement and other post-employment benefits and other—affiliates	198	210
Deferred revenue and advance billings	420	437

Total current liabilities	3,228	2,986

Long-term borrowings—net of unamortized debt discount of $114 and $117, respectively	7,545	7,568
Post-retirement and other post-employment benefits and other—affiliates	2,611	2,612
Deferred income taxes	1,356	1,406
Other	605	580

Total liabilities	15,345	15,152

Commitments and contingencies (Note 7)

Stockholder’s equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,310	11,132
Accumulated deficit	(10,908)	(9,762)

Total stockholder’s equity	402	1,370

Total liabilities and stockholder’s equity	$15,747	$16,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$1,059	$1,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,551	1,664
Deferred income taxes	281	(138)
Provision for bad debt—net	65	58
Other non-cash charges—net	22	27
Changes in operating assets and liabilities:
Accounts receivable	29	(44)
Accounts receivable—affiliates	(42)	169
Prepaid expenses and other current assets	29	50
Accounts payable and accrued expenses and other current liabilities	(87)	(168)
Accounts payable and other current liabilities—affiliates	(50)	7
Deferred revenue and advance billings	(21)	(25)
Other non-current assets and liabilities including affiliates	(109)	(82)

Cash provided by operating activities	2,727	2,673

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,115)	(885)
Changes in interest in investments managed by Qwest Services Corporation	(31)	—
Other	13	12

Cash used for investing activities	(1,133)	(873)

Financing activities:
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings, including current maturities	(22)	(337)
Proceeds from current borrowings—affiliate	—	184
Repayments of current borrowings—affiliate	(22)	(138)
Dividends paid to Qwest Services Corporation	(1,800)	(1,870)
Equity infusions from Qwest Services Corporation	231	25
Other	16	(5)

Cash used for financing activities	(1,597)	(1,641)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(3)	159
Beginning balance	292	276

Ending balance	$289	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2008

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

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

The condensed consolidated results of operations for the three and nine months ended September 30, 2008 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have incurred had we operated as a stand-alone entity during the periods presented.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and as of December 31, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(Dollars in millions)
Increases in:
Total operating revenue	$215	$637
Income before income taxes	13	46
Net income	7	26

	December 31, 2007
	(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

In addition, to aid the understanding of these and future financial statements, we recast prior year financial information in our April 4, 2008 Form 8-K.

QCII continues to evaluate other ways to better organize the legal structure and operations of its subsidiaries and may make additional changes to the legal structure and operations of its subsidiaries, including us, in the future. In connection with these past or future reorganization activities, we do not believe we have consummated, and we do not expect to consummate in the future, any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

We believe these changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and nine months ended September 30, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

We have also reclassified certain other prior period amounts to conform to the current period presentations.

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with creditworthy banks and monitor our counterparty exposure. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio.

We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income, which is included in accumulated deficit on our condensed consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 5—Tax Matters and Note 7—Commitments and Contingencies for additional information.

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

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $51 million and $151 million for the three and nine months ended September 30, 2008, respectively, and $53 million and $157 million for the three and nine months ended September 30, 2007, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.726 billion and $31.976 billion as of September 30, 2008 and December 31, 2007, respectively.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.403 billion and $1.311 billion as of September 30, 2008 and December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our condensed consolidated balance sheets financial instruments whose value cannot be determined by reference to an observable market—including those described in more detail in Note 2—Investments. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard. Our condensed consolidated balance sheets also indirectly reflect the value of financial instruments held by certain QCII employee benefit plans in which our employees and retirees participate. However, we only adjust our balance sheet annually at December 31 to reflect market changes in the value of QCII employee benefit plan assets. QCII continues to assess whether the methods previously used to determine the fair value of employee benefit plan assets are appropriate within the SFAS No. 157 framework for measuring fair value, but we do not anticipate that any changes in valuation methods will have a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

Note 2: Investments

QSC manages all cash and investments for us and our affiliates. Our proportionate ownership of any investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. These changes are reflected on a net basis in cash flows from investing activities on our consolidated statements of cash flows.

As of September 30, 2008 and December 31, 2007, our investments included auction rate securities of $56 million and $31 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the uncertainties

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

in the credit markets have prevented QSC and other investors from liquidating their holdings of these securities in auctions since the third quarter of 2007. These securities are insured against loss of principal and interest by bond insurers with AA and BB credit ratings at September 30, 2008 and AAA credit ratings at December 31, 2007 and they are collateralized by the issuer. These securities were valued using a discounted cash flow model that takes into consideration the following factors among others:

•	the interest rate of the securities;

•	the probability that QSC will be able to sell the securities in an auction or that the securities will be redeemed early;

•	the probability that a default will occur and its severity; and

•	a discount rate.

We recorded unrealized losses, net of deferred income taxes, on these auction rate securities of $3 million and $6 million, respectively, for the three and nine months ended September 30, 2008. The cumulative unrealized losses related to these securities as of September 30, 2008 were $6 million, net of deferred income taxes. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because the securities are rated investment grade and the issuer continues to make interest payments in accordance with the terms of the offering document and because we have the ability and intent to hold the securities until they recover or mature. However, if the credit ratings of the securities or the bond insurers deteriorate or the value of the collateral deteriorates, we may further adjust the carrying value of these investments. We may also determine that the decline in fair value is other than temporary if our intent or ability to hold these securities until they recover changes or the creditworthiness of the issuer deteriorates, we would then recognize the decline in fair value in other expense (income)—net in our condensed consolidated statements of operations. An increase of one percentage point in the discount rate used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of September 30, 2008.

During the fourth quarter of 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $21 million of our remaining investment in the fund was included in other current assets and $3 million was included in other non-current assets on our condensed consolidated balance sheet because we did not expect to be able to liquidate this portion of our investment in 2008. As of September 30, 2008, $12 million of our remaining investment in the fund was included in other current assets and $6 million was included in other non-current assets on our condensed consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in the subsequent twelve months. During the three and nine months ended September 30, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our condensed consolidated statements of operations.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Note 3: Borrowings

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2008. The fair value of our long-term borrowings was approximately $7.0 billion and $8.0 billion at September 30, 2008 and December 31, 2007, respectively. The book value of our long-term borrowings was approximately $7.9 billion at September 30, 2008 and December 31, 2007.

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

We evaluate counterparty credit risk before entering into any hedge transaction. During the third quarter of 2008, one of our counterparties was in the process of merging into a large bank. While the merger was not completed by September 30, 2008, we evaluated the new counterparty risk and found it to be acceptable. We will continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We have the ability and are prepared to unwind these hedge transactions if our counterparties’ credit risk becomes unacceptable to us.

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these swaps as cash flow hedges. The value of our cash flow hedges of approximately $3 million is recorded in other non-current assets on our condensed consolidated balance sheet as of September 30, 2008, with a related increase, net of deferred taxes, in accumulated other comprehensive income, which is included in accumulated deficit. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the three and nine months ended September 30, 2008.

In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges had the economic effect of converting our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these swaps as fair value hedges. The fair value of these hedges is approximately $11 million and is recorded in other non-current liabilities on our condensed consolidated balance sheet as of September 30, 2008, with a related reduction in the carrying value of long-term debt of $14 million. A net immaterial gain for hedge ineffectiveness is recorded in other expense (income)—net in our condensed consolidated statements of operations.

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

Note 4: Severance

For the three months ended September 30, 2008 and 2007, we accrued severance costs of $62 million and $6 million, respectively, reversed severance costs of $1 million and $0 million, respectively, and paid severance

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

costs of $9 million and $12 million, respectively. For the nine months ended September 30, 2008 and 2007, we accrued severance costs of $121 million and $15 million, respectively, reversed severance costs of $11 million and $7 million, respectively, and paid severance costs of $60 million and $38 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of September 30, 2008 and December 31, 2007, our severance liability was $73 million and $23 million, respectively.

Note 5: Tax Matters

During the third quarter of 2008, we collected a state property tax refund of $40 million, which was recognized in the second quarter of 2008, as the result of a property tax settlement on assessments we challenged for tax years 2002-2007.

We are included in consolidated federal income tax returns of QCII. QCII treats our consolidated results as if we were a separate taxpayer. QCII’s policy requires us to pay our tax liabilities in cash based upon separate return taxable income. As a result, QCII’s federal tax audits may affect us.

During the third quarter of 2008, QCII executed a settlement with the IRS relating to its audit of the 1998-2001 tax years. We have not yet funded our share of the settlement determined in accordance with our tax allocation policies. We expect to pay $71 million in the fourth quarter of 2008 as our share of the settlement. We recognized an immaterial interest benefit as a result of the settlement. Our unrecognized tax benefits have decreased by $34 million since December 31, 2007 primarily due to the 1998-2001 settlement.

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

•

Voice services. Voice services include local voice services, wireless and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also includes unbundled network elements (“UNEs”) provided to our wholesale customers. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the three and nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenue by products and services:
Voice services	$1,280	$1,402	$3,930	$4,299
Data, Internet and video services	810	734	2,398	2,156
Affiliate services	422	485	1,325	1,453
Other revenue (primarily USF surcharges)	44	47	134	141

Total operating revenue	$2,556	$2,668	$7,787	$8,049

In April 2008, we signed a five-year agreement with a nationwide wireless service provider to market its wireless products and services under its brand name beginning in 2008. Revenue from services provided under this new arrangement will be recorded on a net basis in our consolidated financial statements as voice services. One of our affiliates currently offers wireless services under a service arrangement with a different nationwide wireless service provider. Under this arrangement, which will end in 2009, our affiliate sells wireless products and services under the Qwest brand name and reports revenues on a gross basis.

In the fourth quarter of 2007, we changed the way we determine sales and marketing and advertising support services billed to our affiliates. For the three and nine months ended September 30, 2008, our revenue from affiliate services would have been higher by $33 million and $97 million, respectively, had we billed our affiliates for these services based upon the policy in effect in 2007.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

In November 2005, QCII, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants (the “QCII settlement”). No parties admit any wrongdoing as part of the QCII settlement. Pursuant to the QCII settlement, QCII deposited approximately $400 million in cash into a settlement fund. In connection with the QCII settlement, QCII received $10 million from Arthur Andersen LLP. As part of the QCII settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the QCII settlement is not implemented, QCII will be repaid the $400 million plus interest, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

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

On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the “Nacchio/Woodruff settlement”) that, if implemented, will, among other things, (i) settle the individual claims of the putative class representatives and the class they purport to represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the proposed Nacchio/Woodruff settlement, QCII would contribute $40 million, and

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Messrs. Nacchio and Woodruff would contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires both preliminary and final court approval, and (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should be adjudicated in the Netherlands rather than New Jersey. Plaintiffs appealed this decision to the United States Court of Appeals for the Third Circuit, which affirmed the dismissal. Plaintiffs have petitioned the United States Supreme Court to review the Third Circuit’s decision.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V.(“KPN”), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $316 million based on the exchange rate on September 30, 2008).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph Nacchio and John McMaster. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

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

QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

We have been a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, has been amicably settled for an immaterial amount and dismissed. One lawsuit is still pending in the United States District Court for the District of Utah, which is currently stayed pending resolution of related proceedings before the FCC. Another proceeding against us is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. We will vigorously defend against these actions.

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

Flood Damage

During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be approximately $30 million, including repairs and equipment replacement. For the three and nine months ended September 30, 2008, we incurred repair expenditures of $6 million and $8 million, respectively, which are included in the $30 million estimate. Although we carry commercial property insurance that covers certain property damage and business interruption, we do not expect that a substantial portion of the $30 million estimate will be covered because we are subject to a $5 million deductible for buildings and contents and a $25 million deductible for buried outside plant. We are working with our insurance carriers to determine the extent to which insurance proceeds will offset these expenditures.

Note 8: Labor Union Contracts

In August 2008, we reached tentative agreements with our labor unions, the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), on new three-year collective bargaining agreements. Each of these agreements needed to be ratified by union members, and in September 2008 CWA members failed to ratify the CWA agreement. In October 2008, we again reached tentative agreements with the CWA and IBEW, this time on new four-year collective bargaining agreements. Each of these agreements must be ratified by union members, and if ratified, will expire on October 6, 2012. As of September 30, 2008, employees covered by these agreements totaled 18,135, or 57% of all our employees.

Note 9: Dividends

We declared dividends to QSC of $600 million and $2.2 billion and paid dividends of $800 million and $1.8 billion during the three and nine months ended September 30, 2008, respectively.

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

These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and as of December 31, 2007:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(Dollars in millions)
Increases in:
Total operating revenue	$215	$637
Income before income taxes	13	46
Net income	7	26

	December 31, 2007
	(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

In addition, to aid the understanding of these and future financial statements, we recast prior year financial information in our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

QCII continues to evaluate other ways to better organize the legal structure and operations of its subsidiaries and may make additional changes to the legal structure and operations of its subsidiaries, including us, in the future. In connection with these past or future reorganization activities, we do not believe we have consummated, and we do not expect to consummate in the future, any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations.

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

To reflect the impact that the reorganization activities and expense reclassifications described above would have had if they had been implemented in prior periods, we have recast and reclassified certain financial information for the three and nine months ended September 30, 2007 that is presented in this Item 2 and in our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to aid the understanding of this filing and future filings, we recast and reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

We have also reclassified certain other prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 31% and 27% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively, and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more-advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include: broadband services; private line; and satellite video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services (such as asynchronous transfer mode, or ATM; frame relay; dedicated Internet access, or DIA; virtual private network, or VPN; and Internet dial-up access).

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.7 million broadband subscribers as of September 30, 2008 compared to 2.4 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, but at a lesser rate than in prior periods, as we continue to compete in a maturing market where a significant portion of consumers already have a broadband connection.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe declining economic conditions have contributed to an acceleration in our access line losses in 2008, and may continue to do so for the remainder of the year. The declining economic conditions will likely continue to impact our business into 2009. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions and a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

•

Margin contraction. We continue to see customers moving from traditional products and services to more-advanced technology products and services. The costs associated with providing these more-advanced products and services have generally not yet achieved benefits of scale and are often higher than the costs to provide traditional products and services. As scale improves on the more-advanced products and services, we expect our cost structure will improve. We are responding to this trend with improved operational efficiencies and operating initiatives to stem the loss of revenue from traditional products and services.

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

•

Wireless services. In April 2008, we signed a five-year agreement with a nationwide wireless service provider to market its wireless products and services under its brand name beginning in the third quarter of 2008. Revenue from reselling these products and services is recorded on a net basis in our consolidated financial statements as a voice service. One of our affiliates currently offers wireless services under a service arrangement with a different nationwide wireless service provider. Under this arrangement, which will end in 2009, our affiliate provides wireless services under the Qwest brand name.

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

The following table summarizes our results of operations for the three and nine months ended September 30, 2008 and 2007 and the number of employees as of September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,556	$2,668	$(112)	(4)%	$7,787	$8,049	$(262)	(3)%
Operating expenses	1,936	1,912	24	1%	5,642	5,718	(76)	(1)%
Other expense—net	138	150	(12)	(8)%	437	469	(32)	(7)%

Income before income taxes	482	606	(124)	(20)%	1,708	1,862	(154)	(8)%
Income tax expense	183	228	(45)	(20)%	649	707	(58)	(8)%

Net income	$299	$378	$(79)	(21)%	$1,059	$1,155	$(96)	(8)%

Employees (as of September 30)					31,765	34,490	(2,725)	(8)%

Operating Revenue

The following table compares our total operating revenue by products and services for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Voice services	$1,280	$1,402	$(122)	(9)%	$3,930	$4,299	$(369)	(9)%
Data, Internet and video services	810	734	76	10%	2,398	2,156	242	11%
Affiliate services	422	485	(63)	(13)%	1,325	1,453	(128)	(9)%
Other revenue (primarily USF surcharges)	44	47	(3)	(6)%	134	141	(7)	(5)%

Total operating revenue	$2,556	$2,668	$(112)	(4)%	$7,787	$8,049	$(262)	(3)%

In addition to the specific items discussed below, we believe declining economic conditions negatively impacted our revenue for the three and nine months ended September 30, 2008.

Voice Services Revenue

Voice services revenue decreased primarily due to lower local voice services revenue as a result of access line losses of 9% as of September 30, 2008 compared to September 30, 2007. We had 11.869 million and 13.032 million access lines as of September 30, 2008 and 2007, respectively. We continue to experience access line losses as a result of competitive pressures and declining economic conditions, as described in “Business Trends.”

Data, Internet and Video Services Revenue

Data, Internet and video services revenue increased primarily due to an 11% increase in broadband subscribers and, to a lesser extent, a 30% increase in satellite video subscribers as of September 30, 2008 compared to September 30, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services. Private line services revenue also increased as a result of higher volumes. These revenue increases were partially offset by a decline in frame relay and ATM services revenue due to lower volumes.

Affiliate Services Revenue

Affiliate services revenue decreased primarily due to a change in the way we determine sales and marketing and advertising support services billed to our affiliates. We implemented this change in the fourth quarter of 2007. These revenue decreases were partially offset by an increase in services we provided to support an affiliate’s data and Internet product offerings.

We estimate that the profit from these affiliate services was approximately $90 million and $100 million, before income taxes, for the three months ended September 30, 2008 and 2007, respectively, and $290 million, before income taxes, for each of the nine month periods ended September 30, 2008 and 2007.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$328	$311	$17	5%	$930	$932	$(2)	—%
Other	133	106	27	25%	369	297	72	24%

Total cost of sales	461	417	44	11%	1,299	1,229	70	6%

Selling:
Employee-related costs	268	261	7	3%	802	788	14	2%
Marketing, advertising and external commissions	119	123	(4)	(3)%	344	350	(6)	(2)%
Other	81	64	17	27%	225	187	38	20%

Total selling	468	448	20	4%	1,371	1,325	46	3%

General, administrative and other operating:
Employee-related costs	115	118	(3)	(3)%	352	385	(33)	(9)%
Taxes and fees	101	107	(6)	(6)%	277	344	(67)	(19)%
Real estate and occupancy costs	78	78	—	—%	230	231	(1)	—%
Other	130	146	(16)	(11)%	412	420	(8)	(2)%

Total general, administrative and other operating	424	449	(25)	(6)%	1,271	1,380	(109)	(8)%

Affiliates	60	42	18	43%	150	120	30	25%
Depreciation and amortization	523	556	(33)	(6)%	1,551	1,664	(113)	(7)%

Total operating expenses	$1,936	$1,912	$24	1%	$5,642	$5,718	$(76)	(1)%

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

Employee-related costs increased for the three months ended September 30, 2008 primarily due to a severance charge of approximately $40 million related to network operations, partially offset by lower costs associated with the first quarter of 2008 employee reductions in our network operations. Employee-related costs remained essentially flat for the nine months ended September 30, 2008 primarily due to severance charges of approximately $40 million in each of the first and third quarters of 2008 related to employee reductions in our network operations, which were partially offset by lower costs as a result of the first quarter of 2008 employee reductions. As a result of these employee reductions, we expect total employee-related costs to decrease by approximately 4% to 5% in future periods.

Other cost of sales increased primarily due to higher equipment sales costs and higher professional fees and other costs for operating and maintaining our network.

As discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be approximately $30 million, including repairs and equipment replacement. For the three and nine months ended September 30, 2008, we incurred repair expenditures of $6 million and $7 million, respectively, which are included in the $30 million estimate.

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

Employee-related costs increased primarily due to a severance charge of $8 million in the third quarter of 2008 and higher costs associated with our sales force. These increases were partially offset by a decline in the amortization of customer acquisition costs associated with the activation of access lines. Certain customer acquisition costs are deferred and amortized over the expected life of the customer relationship and have been declining in amount as a result of access line losses and promotional waivers of activation fees.

Marketing, advertising and external commissions decreased primarily due to lower costs for media advertising in 2008.

Other selling costs increased due to higher professional fees related to systems and process improvements to support selling and billing functions and higher costs for postage and shipping, bad debt expense and other costs, including expenses associated with sponsoring the Democratic and Republican National Conventions, which took place in our 14-state region in the third quarter of 2008.

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

Employee-related costs decreased for the three months ended September 30, 2008 primarily due to lower pension and post-retirement benefit costs, partially offset by increases in certain health care costs and a severance charge of $15 million. Employee-related costs decreased for the nine months ended September 30, 2008 primarily due to lower pension costs, payroll taxes and certain health care costs, partially offset by severance charges of $24 million and an increase in post-retirement benefit costs.

Taxes and fees for the nine months ended September 30, 2008 decreased primarily due to a $40 million favorable property tax settlement recognized in the second quarter of 2008 and other favorable adjustments in 2008.

Other expenses for the three months ended September 30, 2008 decreased primarily due to a $13 million legal reserve accrual recorded in the third quarter of 2007 related to patent infringement claims. For the nine months ended September 30, 2008, other expenses decreased due to the legal reserve recorded in the third quarter of 2007 and lower marketing research expense partially offset by increased professional fees.

Affiliate Expenses

Affiliate expenses include charges for our use of long-distance services, wholesale Internet access, insurance, occupancy charges and certain retiree benefits.

Affiliate expenses increased primarily due to Internet access and voicemail services, occupancy charges and a general liability insurance credit adjustment in 2007.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$465	$507	$(42)	(8)%	$1,392	$1,512	$(120)	(8)%
Amortization	58	49	9	18%	159	152	7	5%

Total depreciation and amortization	$523	$556	$(33)	(6)%	$1,551	$1,664	$(113)	(7)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$145	$154	$(9)	(6)%	$444	$454	$(10)	(2)%
Other—net	(7)	(4)	(3)	(75)%	(7)	15	(22)	nm

Total other expense (income)—net	$138	$150	$(12)	(8)%	$437	$469	$(32)	(7)%

Income tax expense	$183	$228	$(45)	(20)%	$649	$707	$(58)	(8)%

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest expense on long-term borrowings and capital leases—net decreased due to lower interest rates on floating rate debt and interest rate swaps.

Other—net includes, among other things, interest income, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges. The change in other—net for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to an interest benefit related to QCII’s income tax settlement in the third quarter of 2008, partially offset by lower interest income resulting from lower interest rates in 2008.

For the nine months ended September 30, 2008, other—net includes an interest benefit related to QCII’s income tax settlement and interest income, partially offset by tax interest expense. For the nine months ended September 30, 2007, other—net includes an $18 million loss on early retirement of debt in the second quarter of 2007 and tax interest expense, partially offset by interest income.

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38.0% and 37.6% for the three months ended September 30, 2008 and 2007, respectively, and 38.0% for each of the nine month periods ended September 30, 2008 and 2007.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the market’s perception of us. QCII and its consolidated subsidiaries had total borrowings of $14.1 billion at September 30, 2008 and $14.3 billion at December 31, 2007.

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

Near-Term View

We had $289 million in cash and cash equivalents available at September 30, 2008. For the nine months ended September 30, 2008, our cash was generated by operating activities. For the next 12 months, we expect to use our available excess cash primarily to pay dividends and income taxes to QSC and to make additional investments in our network. We expect our 2008 capital expenditures to be higher than our 2007 level and our 2009 capital expenditures to approximate our 2008 level. For the nine months ended September 30, 2008, we declared dividends of $2.2 billion to QSC and paid dividends of $1.8 billion to QSC.

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.517 billion as of September 30, 2008 and $904 million as of December 31, 2007. Our working capital deficit increased by $613 million primarily due to dividends declared to QSC and capital expenditures, partially offset by earnings before depreciation, amortization and income taxes.

Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. We have approximately $320 million of debt maturing in the next 12 months, and we may elect to refinance some or all of that debt. However, due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

To the extent that QCII’s earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII’s debt covenants), is reduced by cash judgments, settlements and/or tax payments, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its revolving credit facility (referred to as the Credit Facility) and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

On March 27, 2008, in connection with the addition of a new lender to its Credit Facility, QCII increased the amount available to it under the Credit Facility from $850 million to $910 million. On September 14, 2008, a potential lender with a $60 million lending commitment under the Credit Facility filed for bankruptcy, and QCII does not believe that this $60 million will be available to it. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by QSC and are secured by a senior lien on our stock.

On October 16, 2008, QCII’s Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $136 million, payable on December 5, 2008 to shareholders of record as of November 14, 2008. It is the expectation of QCII’s Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, QCII’s Board of Directors approved a stock repurchase program for up to $2 billion of QCII’s common stock. For the three and nine months ended September 30, 2008, QCII repurchased 46 million and 95 million shares, respectively, of its common stock under this program at a weighted average price per share of $3.72 and $4.49, respectively. As of September 30, 2008, QCII had repurchased a total of $1.807 billion of common stock under this program; thus $193 million remained available for stock repurchases. In light of current credit market conditions, QCII’s Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008.

Long-Term View

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC, and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or every five years on November 15, beginning in 2010, if we or QCII are required to contribute a material amount of cash to QCII’s pension plan or if we or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

The Credit Facility makes available to QCII $910 million of additional credit subject to certain restrictions as described below and is currently undrawn. However, as noted above, QCII does not believe that a $60 million portion of the Credit Facility will be available to it. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,727	$2,673	$54	2%
Used for investing activities	1,133	873	260	30%
Used for financing activities	1,597	1,641	(44)	(3)%

Operating Activities

Cash provided by operating activities increased due to lower cash outflows for affiliate transactions. This included a decrease in tax payments to QSC year over year of $371 million as a result of utilization of acquired net operating losses.

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

We paid cash dividends of $1.800 billion and $1.870 billion for the nine months ended September 30, 2008 and 2007, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

For the nine months ended September 30, 2008, we repaid $22 million of long-term borrowings. For the nine months ended September 30, 2007, we repaid $337 million of long-term borrowings and received $500 million of proceeds from long-term borrowings.

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2008.

Letters of Credit

As of September 30, 2008, we had outstanding letters of credit of approximately $56 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

Near-Term Maturities

As of September 30, 2008, we had $320 million of long-term debt obligations maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term debt would decrease annual pre-tax earnings by approximately $3 million.

Floating-Rate Debt

One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of September 30, 2008, we had $750 million of floating-rate debt outstanding, of which $250 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. We entered into interest rate swaps related to the other $500 million that have the economic effect of converting the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $2.5 million.

Fixed-Rate Debt

One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by effectively converting a portion of our fixed interest rate debt to floating rate debt using interest rate swaps. These transactions increase our exposure to changes in interest rates. As of September 30, 2008, we had approximately $500 million of fixed rate debt covered by interest rate swaps that have the economic effect of converting the fixed interest rates to floating interest rates until 2017. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease annual pre-tax earnings by approximately $5 million.

Investments

As of September 30, 2008, our cash and investments managed by QSC included $287 million of highly liquid cash equivalent instruments, $56 million invested in auction rate securities and $18 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $4 million.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. The FCC is considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic. To meet a court-imposed deadline, the FCC may issue an order in November 2008 changing terminating switched access and reciprocal compensation rates. The FCC is also considering imposing additional obligations for broadband deployment to receive USF funds and reimposing price regulation on some facilities that we lease to other carriers. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of September 30, 2008, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of $14.1 billion. Approximately $5.5 billion of QCII’s debt, which includes approximately $1.6 billion of our debt obligations, comes due over the next three years. The $5.5 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which QCII may elect to redeem, and holders have the option to convert, every five years on November 15, beginning in 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the expectation of QCII’s Board of Directors to continue to pay a quarterly dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or on November 15, 2010, if we or QCII is required to contribute a material amount of cash to QCII’s pension plan or if QCII or we become subject to significant judgments or settlements in one or more of the matters discussed in

Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 7—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. See “Liquidity and Capital Resources—Near-Term View” in Item 2 of this report for more information about the Credit Facility and our belief that a $60 million portion of the Credit Facility will not be available to us.

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

Adverse changes in the value of assets or obligations associated with QCII’s employee benefit plans could negatively impact QCII’s stockholders’ equity balance and liquidity, which may in turn affect our business and liquidity.

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

In addition, with respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required payments. Based on current actuarial analyses and forecasts, QCII does not expect to be required to make any contributions before 2010. However, given the significant decline in the capital markets in recent months, QCII can give no assurances that it will not be required to make any such contributions in or after 2010. Future material cash contributions, if any, could have a negative impact on QCII’s liquidity by reducing cash flows, which in turn could affect our liquidity.

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

In August 2008, we reached tentative agreements with our labor unions, the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year collective bargaining agreements. Each of these agreements needed to be ratified by union members, and in September 2008 CWA members failed to ratify the CWA agreement. In October 2008, we again reached tentative agreements with the CWA and IBEW, this time on new four-year collective bargaining agreements. Each of these agreements must be ratified by union members, and if ratified, will expire on October 6, 2012. Although we believe that our relations with our employees are satisfactory, no assurance can be given that union members will ratify these tentative agreements or that we will otherwise be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

Exhibit Number	Description
(10.1)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.2)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)

October 29, 2008