Form 10-K
period 2008-12-31
QWEST CORP
filed 2009-02-19
CIK 68622

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 992-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
6.5% Notes Due 2017	New York Stock Exchange

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On February 17, 2009, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

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

  •
  Broadband Services (also known as high speed Internet services).  Services used to connect to the Internet through existing telephone lines that operate at higher speeds than dial-up access.

  •
  Competitive Local Exchange Carriers (CLECs).  Telecommunications providers that compete with us in providing local voice and other services in our local service area.

  •
  Data Integration.  Telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for governmental and business customers.

  •
  Dedicated Internet Access (DIA).  Internet access ranging from 128 kilobits per second to 10 gigabits per second.

  •
  Facility Costs.  Third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers.

  •
  Fiber to the Node (FTTN).  A type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider's central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires.

  •
  Frame Relay.  A high-speed data switching technology used primarily to interconnect multiple local networks.

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

  •
  Internet Dial-Up Access.  Provides Internet service providers and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP).  Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to "tell" the data switches it encounters where it

ii

    is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

  •
  Managed Services.  Customized, turnkey solutions for integrated data, Internet and voice services offered to business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and call center solutions. Most of these services can be performed from outside our customers' internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

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

  •
  Universal Service Funds (USF).  Federal and state funds established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things. As a telecommunications provider, we are often required to contribute to these funds.

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

iii

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

 PART I

ITEM 1.    BUSINESS

        We are wholly owned by QSC, which is wholly owned by QCII. We provide data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliates. You can find more information about our products, services and customers and about our bundled offerings below under the heading "Products, Services and Customers."

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber optic network, QCII provides the following products and services that we do not provide:

  •
  Data integration;

  •
  Dedicated Internet access;

  •
  Hosting services;

  •
  Long-distance services that allow calls that cross telecommunications geographical areas;

  •
  Managed services;

  •
  Multi-protocol label switching;

  •
  Virtual private network; and

  •
  Voice over Internet Protocol, or VoIP.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's telecommunications network to transport data and voice traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, asynchronous transfer mode, or ATM, and frame relay.

        We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, and our telephone number is (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see "Risk Factors" in Item 1A of this report.

Financial and Operational Highlights

        The table below provides a summary of some of our financial highlights. In 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC's other wholly owned subsidiaries that previously charged the majority of their costs to us. These activities affected our consolidated financial statements as further described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report, and accordingly we have recast the financial information below for prior years to conform to the current presentation.

        This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating results:
Operating revenue	$10,388	$10,691	$10,721
Operating expenses	7,525	7,631	8,288
Income before income taxes	2,267	2,440	1,882
Net income	1,438	1,527	1,203
Cash flow data:
Cash provided by operating activities	3,479	3,670	3,374
Capital expenditures	1,404	1,270	1,410
Dividends paid to QSC	2,000	2,470	1,946

	December 31,
	2008	2007
	(Dollars in millions)
Balance sheet data:
Total debt(1)	$7,588	$7,911
Working capital deficit(2)	(841)	(904)
Total stockholder's equity	786	1,370

    (1)
    Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

    (2)
    Working capital deficit is the amount by which our current liabilities exceed our current assets.

        The table below presents some of our operational metrics:

	December 31,
	2008	2007	2006
	(in thousands)
Operational metrics:
Total access lines	11,565	12,789	13,795
Total broadband subscribers	2,774	2,530	2,081
Total video subscribers	757	589	353

Operations

        Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII's segments: business markets, mass markets, and wholesale markets. QCII's Chief Operating Decision Maker, or CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on our contribution to QCII's segments is provided in Note 15—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report. For more information about QCII's reporting segments, see QCII's Annual Report on Form 10-K for the year ended December 31, 2008.

        Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Products, Services and Customers

        Our products and services include a variety of data, Internet, video and voice services. Revenue from our data, Internet and video services represented 31% of our total revenue for the year ended December 31, 2008, and these services are our fastest growing source of revenue.

        We offer our customers the ability to bundle together several products and services. In addition, through joint marketing relationships with our affiliates, we are also able to bundle our services with additional services offered by our affiliates. For example, we offer our mass markets customers integrated and unlimited local and long-distance voice services. These customers can also bundle two or more services such as broadband access, video, voice and wireless. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition, we offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding).

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber optic broadband cables and other equipment. Our network serves approximately 11.6 million access lines and forms a portion of the public switched telephone network, or PSTN.

        We offer our products and services through three main customer channels, which are made up of our business markets, mass markets and wholesale markets customers. Our business markets customers include enterprise and government customers. Enterprise customers consist of local, national and global businesses. We sell our products and services to business markets customers through direct sales, partnership relationships and arrangements with third-party sales agents. Our mass markets customers include consumers and small businesses. We sell our products and services to mass markets customers using a variety of channels, including our sales and call centers, our website, telemarketing and retail stores and kiosks. Our wholesale markets customers are other carriers and resellers that purchase our products and services in large quantities to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network. We sell our products and services to wholesale customers through direct sales, partnership relationships and arrangements with third-party sales agents.

        Described below are our key products and services.

Data, Internet and Video Services

        Our business markets customers use our data and Internet services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our mass markets customers generally use our data, Internet and video services to access the Internet, Internet-based services and digital television. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

        Our marketing and sales efforts increasingly focus on our data, Internet and video services. These services include:

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

  •
  Video services.  Our satellite digital television services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its service under its brand name to our mass markets customers. Our arrangement with DIRECTV expires in September 2009; however, we believe that the arrangement will be renewed.

        In addition, we continue to provide several traditional data and Internet services including ATM, frame relay and integrated services digital network, or ISDN.

Voice Services

        We provide local voice services, long-distance voice services, wireless services and access services.

  Local Voice Services

        We originate, transport and terminate local voice services. For our business and mass markets customers, local voice services include basic local exchange and switching services. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail. For our wholesale customers, local voice services include primarily unbundled network elements, or UNEs, which allow them to use our network or a combination of our network and their own networks to provide local voice and data services to their customers. Our local voice services also include network transport, billing services and access to our telecommunications network by other telecommunications providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network.

  Long-Distance Voice Services

        We provide domestic long-distance voice services to our business markets, mass markets and wholesale markets customers. Our domestic long-distance voice services revenue does not contribute significantly to our total revenue.

  Wireless Services

        We sell wireless products and services, primarily to customers who buy these products and services as part of a bundle with one or more of our other products and services. In April 2008, we entered into a five-year agreement with Verizon Wireless that allows us to market and sell its wireless products and services under its brand name to our mass markets and business markets customers. Our wireless services revenue does not contribute significantly to our total revenue.

  Access Services

        We also provide access services to our wholesale customers. Access services include fees that we charge to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Other

        We also generate other revenue from Universal Service Fund, or USF, surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties.

Affiliate Services

        We provide to our affiliates data services, voice services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support.

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

Data, Internet and Video Services

        In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business and wholesale markets customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that provide customers with data services, thereby taking traffic off of our network. Additionally, we are experiencing increased competition for private line services from cable operators, fixed wireless service providers and wireless tower owners.

        Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations.

Voice Services

  Local Voice Services

        Although our status as an incumbent local exchange carrier, or ILEC, continues to provide us some advantages in providing voice services to our business and mass markets customers, we increasingly face significant competition in this market. Many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. As a result of this product substitution, we face greater competition in providing voice services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies and VoIP providers. We also continue to compete with cable companies and traditional telecommunications providers, such as national carriers, smaller regional providers, competitive local exchange carriers and independent telephone companies.

        Competition for business and mass markets customers is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. In addition, we believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling, enhanced features and combined billing options in an effort to retain and gain customers. While we rely on reseller or sales agency arrangements to provide some of our bundled services, some of our competitors are able to provide all of their bundled services directly, which may provide them a competitive advantage.

        Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. For additional discussion of regulations affecting our business, see "Regulation" below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

        The market for wholesale local voice services is highly competitive. Our resale and UNE customers are experiencing the same competition for local voice services customers as we are, as discussed above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local voice services. By doing so, these competitors take traffic off of our network.

  Wireless Services

        The market for wireless services is highly competitive. We market and sell Verizon Wireless products and services, and in doing so we compete with national and regional carriers, as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

  Access Services

        We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. We face significant competition for access services from competitive local exchange carriers. Our access service customers face competitive pressures in their businesses that are similar to those we face in our business. To the extent that these competitive pressures result in decreased demand for their services, demand for our access services also declines.

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

Interconnection

        The FCC and state commissions continue to interpret the obligations of ILECs under the Telecommunications Act of 1996 to interconnect their networks with other telecommunications providers and allow competing local exchange carriers, or LECs, to resell ILECs' services and use ILECs' facilities as UNEs. The FCC's rules establish our obligations in our local service area. The FCC has provided us limited relief eliminating UNEs subject to these rules in our Omaha, Nebraska service area. We sought similar regulatory relief in our service areas in Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona; and Seattle, Washington. In July 2008, the FCC denied our request. We appealed that decision to the D.C. Circuit Court of Appeals, where the appeal is currently pending.

Intercarrier Compensation and Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as "intercarrier compensation," in a proceeding that has been open for several years. This proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding is not yet complete, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the difficulty in applying the existing rules to new types of traffic for which accurate billing is difficult to assure or verify (sometimes referred to as "phantom traffic"). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls.

        In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. This proceeding remains pending before the FCC.

        In October 2007, the FCC initiated a rulemaking proceeding to consider the rules, tariffs and rates governing switched access rates charged by rural LECs experiencing substantial growth in demand for terminating services, often resulting from arrangements with companies providing free calling services. This proceeding responded to complaints filed by one of QCII's other subsidiaries, Qwest

Communications Company, LLC, or QCC, and other long-distance telecommunications providers asserting that rural LECs are engaging in arrangements with providers of free calling services, such as conference calling, chat lines and international calling. Under these arrangements, the calls are placed to a local number within the LEC's exchange, resulting in dramatic increases in access charges paid by long-distance telecommunications providers to terminate those calls. The resulting revenues are shared by the LECs and the providers of free calling services. This proceeding remains pending before the FCC. Further, cases and dockets addressing these matters are pending before state commissions and the federal courts.

        In November 2008, the FCC issued an order complying with an order of the D.C. Circuit Court of Appeals to provide a different legal rationale for the FCC's rules regarding intercarrier compensation charges for calls to Internet service providers. A party subsequently appealed the November 2008 order to the D.C. Circuit. An adverse decision could cause us to pay substantially higher charges for these calls. Also under review by the FCC, state commissions and federal courts are the intercarrier compensation arrangements, if any, for traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic").

VoIP and Broadband Internet Access Services

        In March 2004, the FCC instituted a rulemaking proceeding addressing many issues related to VoIP and other Internet services. In this proceeding, the FCC is considering a number of issues that could affect intercarrier compensation rules and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC is also considering whether VoIP services should be classified as unregulated "information services" or regulated "telecommunications services" under the Communications Act of 1934. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons and applicability of law enforcement statutes. This proceeding remains pending. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support "universal service," based on a percentage of their revenues from those services. In June 2007, the D.C. Circuit Court of Appeals upheld the FCC's decision to require universal service contributions from VoIP providers, and that decision is final. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified. While we may stand to benefit from growth in VoIP, it could also contribute to further declines in our local exchange services.

        In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. In October 2007, the Third Circuit Court of Appeals upheld the FCC's order. In August 2008, the FCC eliminated tariffing and other related obligations for certain broadband services we provide to large business customers. An appeal of that order is pending in the D.C. Circuit Court of Appeals.

Universal Service

        The FCC maintains a number of "universal service" programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $6 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. In 2008, universal service contributions were assessed at an average rate of approximately 11% of interstate and international end-user telecommunications revenues. At the end of 2008, the FCC was actively considering a new contribution methodology based on telephone numbers, which, if adopted, could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

        In 2008, we received approximately $70 million in federal universal service high-cost subsidies. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. Additionally, in January 2009, we and the state public utility commissions for Maine, Vermont, and Wyoming filed a petition with the Tenth Circuit Court of Appeals asking that the court direct the FCC to comply with the court's prior order to issue valid rules for the universal service non-rural high-cost support fund. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

        In 2008, we received approximately $93 million in state universal service high-cost subsidies. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Employees

        Our occupational employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current four-year agreements with the CWA and IBEW expire on October 6, 2012. See the discussion of risks relating to our labor relations in "Risk Factors—Other Risks Relating to Qwest" in Item 1A of this report.

				(Decrease)		% Change
	December 31,
				2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	2008	2007	2006
	(in Thousands)
Management employees	13,404	13,756	13,829	(352)	(73)	(3)%	(1)%
Occupational employees	17,145	20,250	22,005	(3,105)	(1,755)	(15)%	(8)%

Total employees	30,549	34,006	35,834	(3,457)	(1,828)	(10)%	(5)%

Website Access and Important Investor Information

        Our website address is www.qwest.com, and we routinely post important investor information in the "Investor Relations" section of our website at www.qwest.com/about/investor. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

        QCII has adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that QCII makes any changes to, or provides any waivers from, the provisions of its code of conduct applicable to its and our principal executive officer and senior financial officers, QCII intends to disclose these events on QCII's and our website or in a report on Form 8-K within four business days of such event.

        These codes of conduct, as well as copies of QCII's guidelines on significant governance issues and the charters of QCII's audit committee, compensation and human resources committee and nominating and governance committee, are available in the "Corporate Governance" section of QCII's and our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to QCII's Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

Special Note Regarding Forward-Looking Statements

        This Form 10-K contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

  •
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

        These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," or similar expressions used in this document or in documents incorporated by reference in this document.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in "Risk Factors" in Item 1A of this report.

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

ITEM 1A.    RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, resellers and sales agents (including ourselves) and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and QCII's and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent, such as wireless services and video services. If these initiatives are unsuccessful or insufficient and we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this could adversely affect our operating results and financial condition, as well as affect our ability to service debt and pay other obligations.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading "Risks Affecting our Liquidity," due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. This consolidation results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have experienced and expect further increased pressures as a result of this consolidation and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our and our affiliates' ability to develop and deploy new products and services, such as broadband, wireless, video and VoIP services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Our reseller and sales agency arrangements expose us to a number of risks, one or more of which may adversely affect our business and operating results.

        We rely on reseller and sales agency arrangements with other companies to provide some of the services that we sell to our customers, including video services and wireless products and services. If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations to us or our customers, we may have difficulty finding alternative arrangements and our customers may experience disruptions to their services. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell their products and services, our business plans and goals and our reputation could be negatively impacted. If these reseller and sales agency arrangements are unsuccessful due to one or more of these risks, our business and operating results may be adversely affected.

Third parties may claim we infringe upon their intellectual property rights, and defending against these claims could adversely affect our profit margins and our ability to conduct business.

        From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into licensing agreements requiring royalty payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against QCII, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        As described in "Legal Proceedings" in Item 3 of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate resolution of the objections by Messrs. Nacchio and Woodruff to the decision approving the QCII settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

        We can give no assurance as to the impacts on QCII's and our financial results or financial condition that may ultimately result from these matters. The ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII's financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

        Further, there are other material proceedings pending against QCII and us as described in "Legal Proceedings" in Item 3 of this report that, depending on their outcome, may have a material adverse effect on QCII's and our financial position. Thus, we can give no assurances as to the impacts on QCII's and our operating results or financial condition as a result of these matters.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required. We are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in "Business—Regulation" in Item 1 of this report.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. The FCC is considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Risks Affecting Our Liquidity

QCII's high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, QCII, continues to carry significant debt. As of December 31, 2008, our consolidated debt was approximately $7.6 billion, which was included in QCII's consolidated debt of $13.7 billion as of that date. Approximately $5.1 billion of QCII's debt, which includes approximately $1.3 billion of our debt obligations, comes due over the next three years. The $5.1 billion amount also includes $1.265 billion of QCII's 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII may elect to redeem at any time on or after November 20, 2010 and holders may require QCII to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the current expectation of QCII's Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market based conversion provisions are met or require QCII to repurchase their notes for cash on November 15, 2010, if QCII or we are required to contribute a material amount of cash to QCII's pension or other post-retirement benefit plans or if QCII or we become subject to significant judgments or settlements in one or more of the matters discussed in "Legal Proceedings" in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

        QCII's $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in "Legal Proceedings" in Item 3 of this report. See "Liquidity and Capital Resources—Near-Term View" in Item 7 of this report for additional information about the Credit Facility.

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

Adverse changes in the value of assets or obligations associated with QCII's employee benefit plans could negatively impact QCII's stockholders' equity balance, which may in turn affect our business and liquidity.

        Our employees participate in employee benefit plans sponsored by QCII.

        QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligations or a significant decrease in the value of plan assets. With respect to QCII's qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII is not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts QCII may be required to make cash contributions in the range of $0 to $300 million in 2010 and can give no assurances that it will not be required to make additional cash contributions after 2010. Future material cash contributions, if any, could have a negative impact on QCII's liquidity by reducing its cash flows which in turn could affect our liquidity.

        In addition, QCII's consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, and significant increases in QCII's benefit obligations or significant decreases of the value of plan assets can occur without necessarily impacting QCII's net income in the short term. In addition, QCII's benefit obligations could increase significantly if it needs to unfavorably revise the assumptions it used to calculate the obligations. The value of QCII's plan assets was several times larger than QCII's stockholders' equity as of December 31, 2007. However, asset values decreased significantly in 2008, which caused QCII's previous stockholders' equity position to become a deficit position as of December 31, 2008. Stockholders' equity or deficit is one of several measures used by certain customers and vendors, among others, to evaluate a company's financial condition. As such, QCII's current stockholders' deficit position or any future increases in its stockholders' deficit could adversely impact QCII's competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

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

        The terms of QCII's and our debt instruments permit both QCII and us to incur additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this report.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits by the Internal Revenue Service, or IRS, as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. In June 2006, QCII received notices of proposed adjustments on several significant issues for the 2002 through 2003 audit cycle, including a proposed adjustment disallowing a loss recognized by QCII relating to the sale of its DEX directory publishing business. QCII has reached tentative settlements with the IRS on several of these issues, including the DEX sale. These settlements have been approved by the IRS and are now subject to review by the United States Congress Joint Committee on Taxation. There is no assurance that these settlements will ultimately be effected in accordance with QCII's expectations.

        In April 2008, QCII received from the IRS proposed adjustments on several issues for the 2004 and 2005 audit cycle. Based on QCII's and our evaluation of the IRS's positions reflected in the proposed adjustments, we have not recorded a material adjustment of our unrecognized tax benefits. However there can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

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

        We believe that we have adequately provided for tax contingencies. However, QCII's tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the CWA and the IBEW expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

As a result of recent regulatory developments or other business needs, QCII is continuing to reorganize the legal structure of its subsidiaries, which could adversely affect the trading price of our debt securities and our credit ratings.

        In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of QCII and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII's other subsidiaries. In light of this order and consistent with QCII's continuing strategy to simplify its and our corporate structure and gain operational efficiencies, QCII has made changes to the legal organization of some of its subsidiaries and has moved some of its operations among its subsidiaries. QCII continues to evaluate other ways to better organize its legal organization and operations of its subsidiaries and may make additional changes in the future. In connection with these activities, we do not expect that QCII will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations. However, if we continue to be involved in any of these activities and are unable to successfully integrate the affected operations, the trading price of our debt securities and credit ratings could be adversely affected. Additionally, these activities may impact the entities that are consolidated into our financial statements and, as a result, our future financial statements may be different from the financial statements we have historically presented. Therefore, our historical financial performance might not be indicative of future financial performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	42%	42%
Other network equipment	46%	46%
General-purpose computers and other	5%	5%

Total	100%	100%

        Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $43.9 billion and $44.1 billion as of December 31, 2008 and 2007, respectively, before deducting accumulated depreciation.

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

ITEM 3.    LEGAL PROCEEDINGS

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those matters to which we are a party (primarily the third matter described under the heading "Other Matters" relating to litigation brought by several owners of payphones) represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

Settlement of Consolidated Securities Action

        Twelve putative class actions purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against QCII and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including materially false statements in certain of QCII's registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

        In November 2005, QCII, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants (the "QCII settlement"). No parties admit any wrongdoing as part of the QCII settlement. Pursuant to the QCII settlement, QCII has deposited approximately $400 million in cash into a settlement fund. In connection with the QCII settlement, QCII received $10 million from Arthur Andersen LLP. As part of the QCII settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the QCII settlement is not implemented, QCII will be repaid the $400 million plus interest, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

        If implemented, the QCII settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed QCII settlement on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff's objections to the QCII settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the QCII settlement.

        On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court has preliminarily approved the Nacchio/Woodruff settlement, has certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, and has scheduled a hearing to consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the proposed Nacchio/Woodruff settlement, QCII has contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires final court approval, and (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V.("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $305 million based on the exchange rate on December 31, 2008).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII's subsidiaries), Joseph Nacchio and John McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

        On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest's outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. QCII and others have appealed that order to the Netherlands Supreme Court. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry.

        QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On November 18, 2008, the court held a hearing to consider final approval of the proposed settlement and the parties are awaiting the court's decision.

        QCC is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        We have been a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, was amicably settled for an immaterial amount and dismissed. A second lawsuit, pending in the United States District Court for the District of Utah with related proceedings before the FCC, has also been amicably settled for an immaterial amount. Another proceeding against us remains pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. We will vigorously defend against the remaining actions.

        A putative class action filed on behalf of certain of QCII's retirees was brought against QCII, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII's decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII's favor on the central issue of whether QCII properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. QCII believes the remaining claims are without merit, and QCII will continue to vigorously defend against this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We have omitted this information pursuant to General Instruction I(2).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Not Applicable.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

  •
  the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, which was effective for us on January 1, 2007; and

  •
  the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), "Share-Based Payment," which was effective for us on January 1, 2006.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Operating revenue	$10,388	$10,691	$10,721	$10,842	$11,210
Operating expenses	7,525	7,631	8,288	8,588	8,754
Income from continuing operations before income taxes and cumulative effect of changes in accounting principles	2,267	2,440	1,882	1,628	1,871
Net income	1,438	1,527	1,203	1,038	1,068
Other data:
Cash provided by operating activities	$3,479	$3,670	$3,374	$3,689	$3,774
Cash used for investing activities	1,402	1,254	1,279	1,151	1,498
Cash used for financing activities	2,136	2,400	1,980	2,753	2,555
Capital expenditures	1,404	1,270	1,410	1,401	1,545

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Balance sheet data:
Total assets	$15,443	$16,522	$17,404	$18,445	$20,580
Total debt(1)	7,588	7,911	7,735	7,720	7,704
Total debt to total capital ratio(2)	91%	85%	77%	73%	64%

(1)
Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

(2)
The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total debt and total stockholder's equity.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements set forth below constitute forward-looking statements. See "Business—Special Note Regarding Forward-Looking Statements" in Item 1 of this report for additional factors relating to such statements, and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

        We provide data, Internet, video and voice services. We generate revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber optic network, QCII provides some long-distance, data and Internet services that we do not provide. You can find additional information about these services that we do not provide in "Business" in Item 1 of this report.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, ATM and frame relay.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

        Our operations are integrated into and are part of the segments of QCII and contribute to all three of QCII's segments: business markets, mass markets, and wholesale markets. We have the same Chief Operating Decision Maker, or CODM, as QCII. During the first quarter of 2008, QCII's CODM began to manage QCII's business using different information than he was using previously. QCII changed its segments accordingly. QCII's CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission, or SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on our contributions to QCII's segments is provided in Note 15—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report.

        In light of regulatory changes in 2007 and consistent with QCII's continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC's other wholly owned subsidiaries that previously charged the majority of their costs to us:

  •
  a procurement company that managed real estate and other supplier selection and negotiations; and

  •
  a computer system support services company that handled development, application, maintenance, integration and testing of software.

        These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our previously reported financial statements for each year presented:

	Years Ended December 31,
	2007	2006
	(Dollars in millions)
Increases in:
Total operating revenue	$814	$850
Income before income taxes	63	31
Net income	35	—

December 31, 2007
(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

        As a result of these reorganization activities, we have reclassified certain expenses in this Item and in our consolidated statements of operations in Item 8 of this report, for the years ended December 31, 2007 and 2006, to conform to the current year presentation.

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

        During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. As a result, we have reclassified certain expenses in this Item and in our consolidated statements of operations in Item 8 of this report. Operating expenses are now reported as follows:

  •
  Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies, cost of equipment sales and outsourced services).

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

  •
  General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents, utilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits expenses for all eligible employees and retirees.

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

Business Trends

        Our financial results continue to be impacted by several significant trends, which are described below:

  •
  Data, Internet and video growth.  Revenue from data, Internet and video services represented 31% of our total revenue for the year ended December 31, 2008 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products and services to our growth products and services. These growth products and services generally use more advanced technologies than our traditional products and services and include products and services such as: broadband services; private line; and video services. The revenue increases from these growth products and services have outpaced revenue declines from traditional data, Internet and video services (such as ATM, frame relay and Internet dial-up access).

    We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.8 million broadband subscribers at December 31, 2008 compared to 2.5 million and 2.1 million at the same date in 2007 and 2006, respectively. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds through our fiber to the node, or FTTN, deployment, which we launched to meet customer demand. Our total broadband subscribers grew at a lower rate in 2008 than in 2007 as we continued to compete in a maturing market where a significant portion of consumers already have a broadband connection. We expect that the rate of broadband subscriber growth in 2009 will be similar to the 2008 growth rate.

  •
  Access line losses.  Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe competitive pressures, declining general economic conditions and wireless substitution contributed to an acceleration of our access line losses in 2008. We expect that these factors will continue to impact our business in 2009. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

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

  •
  Operational efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance charges) while achieving operational efficiencies and improving processes through automation.

  •
  Margin contraction.  Customers are continuing to move at an increasing pace to our newer growth products and services. This migration results in customers moving away from traditional products and services. In general, the margins associated with these growth products and services have not yet achieved benefits of scale and are often lower than the margins relating to traditional products and services. In addition to market contraction and competitive pressures, this transition is causing our income to contract as these newer growth products and services replace our traditional products and services. At the same time, we are transitioning the cost structure of our business by taking operating initiatives that improve our overall cost efficiency to mitigate this margin impact. As scale improves on our growth products and services, we expect our margin structure will continue to improve.

  •
  Pension and post-retirement benefits expenses and funding.  QCII is required to recognize in its financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expenses to us is based upon demographics of our employees compared to all the remaining participants. Changes in QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize. For the year ended December 31, 2008, we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post retirement benefit plan assets and we expect to recognize approximately $172 million in non-cash combined net periodic expense in 2009 as compared to combined net periodic income of $13 million in 2008 and expense of $39 million in 2007. Changes to QCII's assumptions in future periods may further increase or decrease our expected combined net periodic expenses beyond 2009.

    With respect to QCII's qualified pension plan, QCII could be required to contribute a material amount of cash to the plan. QCII is not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts, QCII may be required to make cash contributions in the range of $0 to $300 million in 2010 and can give no assurances that it will not be required to make additional cash contributions after 2010. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. Historically, QCII has only required us to pay our portion of its required pension contribution.

        While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

        We generate the majority of our revenue by providing data, Internet, video and voice services using our network as described further below. We also generate revenue from services we provide to our affiliates. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

  •
  Data, Internet and video services.  Data, Internet and video services include: broadband services and video services that we offer to consumers; private line services that we offer to other telecommunications providers and business customers; and other data services such as ISDN, ATM and frame relay that we offer primarily to business customers.

  •
  Voice services.  Voice services include local voice services and access services. Local voice services primarily consist of local exchange and switching services. Local voice services also includes UNEs provided to our wholesale customers. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network. As discussed above, we began to generate revenue from selling wireless services in 2008.

  •
  Affiliate and other services.  We provide to our affiliates data services, voice services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support. We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations for the years ended December 31, 2008, 2007 and 2006 and the number of employees as of December 31, 2008, 2007 and 2006:

				Increase/(Decrease)		% Change
	Years Ended December 31,
				2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	2008	2007	2006
	(Dollars in millions, except employees)
Operating revenue	$10,388	$10,691	$10,721	$(303)	$(30)	(3)%	—%
Operating expenses	7,525	7,631	8,288	(106)	(657)	(1)%	(8)%
Other expense—net	596	620	551	(24)	(69)	(4)%	13%

Income before income taxes	2,267	2,440	1,882	(173)	558	(7)%	30%
Income tax expense	829	913	679	(84)	234	(9)%	34%

Net income	$1,438	$1,527	$1,203	$(89)	$324	(6)%	27%

Employees (as of December 31)	30,549	34,006	35,834	(3,457)	(1,828)	(10)%	(5)%

Operating Revenue

  2008 COMPARED TO 2007

        The following table compares our operating revenue for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$3,199	$2,916	$283	10%
Voice services	5,196	5,687	(491)	(9)%
Affiliate and other services	1,993	2,088	(95)	(5)%

Total operating revenue	$10,388	$10,691	$(303)	(3)%

        In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue in 2008.

  Data, Internet and Video Services

        Data, Internet and video services revenue increased primarily due to a 10% increase in broadband subscribers and, to a lesser extent, a 28% increase in video subscribers as of December 31, 2008 compared to December 31, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services. Private line services revenue also increased as a result of higher volumes partially offset by rate compression. These revenue increases were partially offset by a decrease in frame relay and ATM services revenue due to lower volumes.

  Voice Services

        Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in "Business Trends" above. Local voice services revenue was impacted by these competitive pressures as customers disconnected primary and additional lines and continued to be affected by a declining demand for UNEs.

        Access services revenue decreased primarily due to a 9% decline in volume compared to 2007.

        The following table summarizes our access lines by customer channel as of December 31, 2008 and 2007:

	December 31,		Decrease	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(in thousands)
Access lines:
Mass markets	7,796	8,707	(911)	(10)%
Business markets	2,636	2,791	(155)	(6)%
Wholesale markets	1,133	1,291	(158)	(12)%

Total access lines	11,565	12,789	(1,224)	(10)%

  Affiliate and Other Services Revenue

        Affiliate services revenue decreased primarily due to a change in the way we determine sales support services billed to our affiliates. We implemented this change in the fourth quarter of 2007. This revenue decrease was partially offset by an increase in services we provided to support an affiliate's data and Internet product offerings.

        We estimate that the profit from affiliate services was approximately $380 million and $410 million for the years ended December 31, 2008 and 2007, respectively.

  2007 COMPARED TO 2006

        The following table compares our operating revenue for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$2,916	$2,576	$340	13%
Voice services	5,687	6,104	(417)	(7)%
Affiliate and other services	2,088	2,041	47	2%

Total operating revenue	$10,691	$10,721	$(30)	—%

  Voice Services

        Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in "Business Trends" above. Local voice services revenue was impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, but to a lesser extent, local voice services revenue decreased due to lower USF revenue primarily due to the elimination of the USF assessment on certain products in late 2006. This decrease also reduced our expense by a similar amount. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

        Access service revenue decreased primarily due to decreased demand from interexchange carriers that provide long distance service to our local customers.

        The following table shows our access lines by customer channel as of December 31, 2007 and 2006:

	December 31,		Decrease	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(in thousands)
Access lines:
Mass markets	8,707	9,430	(723)	(8)%
Business markets	2,791	2,870	(79)	(3)%
Wholesale markets	1,291	1,495	(204)	(14)%

Total access lines	12,789	13,795	(1,006)	(7)%

  Data, Internet and Video Services

        Data, Internet and video services revenue increased primarily due to a 22% increase in broadband subscribers and, to a lesser extent, a 67% increase in video subscribers. The growth in broadband services revenue resulted from continuing increases in penetration as customers migrated from dial-up Internet connections, as well as customers upgrading to higher speed Internet connections. The increase in data and Internet services revenue was primarily due to growth in private line volume.

  Affiliate and Other Services Revenue

        The increase in affiliate and other services revenue was primarily due to increased volumes of private line and other services we provide to support our affiliates' data, Internet and video businesses and, to a lesser extent, price increases for these services.

Operating Expenses

        This section should be read in conjunction with our business trends discussed above.

  2008 COMPARED TO 2007

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,199	$1,243	$(44)	(4)%
Other	488	421	67	16%

Total cost of sales	1,687	1,664	23	1%
Selling:
Employee-related costs	1,067	1,045	22	2%
Marketing, advertising and external commissions	475	499	(24)	(5)%
Other	300	242	58	24%

Total selling	1,842	1,786	56	3%
General, administrative and other operating:
Employee-related costs	486	491	(5)	(1)%
Taxes and fees	372	450	(78)	(17)%
Real estate and occupancy costs	297	305	(8)	(3)%
Other	583	550	33	6%

Total general, administrative and other operating	1,738	1,796	(58)	(3)%
Affiliates	185	164	21	13%
Depreciation and amortization	2,073	2,221	(148)	(7)%

Total operating expenses	$7,525	$7,631	$(106)	(1)%

  Cost of Sales (exclusive of depreciation and amortization)

        Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies, cost of equipment sales and outsourced services).

        Employee-related costs decreased primarily due to lower salaries, wages and benefit costs as a result of employee reductions in our network operations and lower overtime costs partially offset by severance charges of approximately $78 million in 2008.

        Other cost of sales increased primarily due to higher cost of equipment sales and higher professional fees and other costs for operating and maintaining our network.

        As discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be less than $20 million, including repairs and equipment replacement. For the year ended December 31, 2008, we incurred repair expenditures of $13 million, which are included in the $20 million estimate.

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

        Employee-related costs increased primarily due to severance charges of $16 million in 2008 and higher costs associated with our sales force. These increases were partially offset by a decline in the amortization of deferred costs associated with the activation of access lines. Certain customer acquisition costs are deferred up to the amount of any up-front fee and amortized over the expected life of the customer relationship and have been declining in amount as a result of access line losses and promotional waivers of up-front fees.

        Marketing, advertising and external commissions decreased primarily due to lower costs for media advertising in 2008.

        Other selling costs increased due to higher professional fees, higher costs for postage and shipping, a refund associated with a regulatory matter in 2007 and other costs including expenses associated with sponsoring the Democratic and Republican National Conventions, which took place in our 14-state region in 2008.

  General, Administrative and Other Operating Expenses

        General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents, utility and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our allocated share of QCII's combined net periodic pension and post-retirement health care and life insurance plans for all eligible employees and retirees.

        Employee-related costs decreased primarily due to lower pension expense partially offset by severance charges of $32 million in 2008 and an increase in post-retirement benefit expenses. QCII allocates the expense of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. For the year ended December 31, 2008, QCII allocated to us combined pension and post-retirement benefit income of $13 million compared to a combined pension and post-retirement benefit expense of $39 million for the year ended December 31, 2007. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. We expect to record combined net periodic expense of approximately $172 million in 2009. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred.

        Taxes and fees decreased primarily due to a $40 million favorable property tax settlement recognized in 2008. Excluding this settlement, taxes and fees decreased due to other favorable property tax adjustments.

        Other expenses increased due to increased professional fees, increased marketing and advertising expense, and the impairment of certain assets related to real estate properties and QCII's wireless business partially offset by a decrease in legal expenses resulting from charges recorded in 2007 for a litigation matter.

  Affiliate Expenses

        Affiliate expenses include charges for our use of long-distance services, wholesale Internet access, insurance, occupancy charges and certain retiree benefits.

        Affiliate expenses increased primarily due to increases in Internet access and voice mail services, occupancy charges and a general liability insurance credit received in 2007.

  2007 COMPARED TO 2006

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,243	$1,292	$(49)	(4)%
Other	421	437	(16)	(4)%

Total cost of sales	1,664	1,729	(65)	(4)%
Selling:
Employee-related costs	1,045	1,050	(5)	—%
Marketing, advertising and external commissions	499	485	14	3%
Other	242	253	(11)	(4)%

Total selling	1,786	1,788	(2)	—%
General, administrative and other operating:
Employee-related costs	491	698	(207)	(30)%
Taxes and fees	450	481	(31)	(6)%
Real estate and occupancy costs	305	312	(7)	(2)%
Other	550	572	(22)	(4)%

Total general, administrative and other operating	1,796	2,063	(267)	(13)%
Affiliates	164	179	(15)	(8)%
Depreciation and amortization	2,221	2,529	(308)	(12)%

Total operating expenses	$7,631	$8,288	$(657)	(8)%

  Cost of Sales (exclusive of depreciation and amortization)

        Employee-related costs decreased primarily due to employee reductions in both years and lower severance costs as we adjusted our workforce in response to productivity improvements, partially offset by additional maintenance work.

        Other cost of sales decreased primarily due to call termination settlements and lower overall volume, partially offset by higher professional fees for operating and maintaining our network.

  Selling Expenses

        Marketing, advertising and external commissions increased primarily due to higher media advertising costs incurred to promote name and brand recognition in our business markets channel. In addition, continued product bundling and broadband promotions in our mass markets channel also contributed to higher costs.

        Other selling costs decreased primarily due to a refund associated with a regulatory matter and lower professional fees, partially offset by increased bad debt expense. Bad debt expense increased in 2007 to a normal expense level that reflects our write-off experience over the last three years. Our 2006 bad debt expense was lower than 2007 due to non-recurring reductions in our reserve level to reflect improvement in our collections experience.

  General, Administrative and Other Operating Expenses

        Employee reductions and lower severance costs contributed to the decrease in employee-related costs in 2007. Employee-related costs decreased primarily due to lower combined net periodic pension and post-retirement benefits expenses as a result of post-retirement benefit plan changes effective in 2007 and net reduced expense associated with the recognition of actuarial gains. Our employees participate in the QCII pension and non-qualified pension plans and certain employees are eligible for post-retirement health care and life insurance plans. QCII allocated to us combined benefits expenses of $39 million and $198 million for the years ended December 31, 2007 and 2006, respectively.

        Effective January 1, 2007, changes to QCII's benefit plans capped QCII's levels of contributions for certain post-retirement health care benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between QCII's earlier actuarial assumptions and what actually occurred. The recognized net actuarial loss for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

        For additional information on QCII's pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        Taxes and fees decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products.

        Other general, administrative and other operating costs decreased due to lower third party information technology services and lower insurance premiums, due to our settling various legal matters.

  Affiliate Expenses

        Affiliate expenses decreased primarily due to reduced expenses for promotional modems and workers' compensation insurance adjustments, which resulted in a credit to expense in 2007 and an expense in 2006. These reductions were partially offset by increased expenses for long-distance services as we transitioned our employees' use of these services to an affiliate in early 2007. Prior to this transition, these services were provided by our network and other carriers' networks.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

				Increase/(Decrease)		% Change
	Years Ended December 31,
				2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	2008	2007	2006
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$1,855	$2,017	$2,169	$(162)	$(152)	(8)%	(7)%
Amortization	218	204	360	14	(156)	7%	(43)%

Total depreciation and amortization	$2,073	$2,221	$2,529	$(148)	$(308)	(7)%	(12)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

        Amortization expense decreased in 2007 compared to 2006 due to the change in our estimate of average economic lives of capitalized software in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been approximately $120 million higher in 2007 had we not changed our estimates of the average economic lives to better reflect the expected period of future use of the software. We did not change our estimates of the average economic lives of capitalized software in 2008.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

				Increase/(Decrease)		% Change
	Years Ended December 31,
				2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	2008	2007	2006
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$589	$608	$616	$(19)	$(8)	(3)%	(1)%
Loss on early retirement of debt—net	—	18	9	(18)	9	nm	100%
Gain on sale of assets	—	(6)	(65)	6	59	nm	(91)%
Other—net	7	—	(9)	7	9	nm	nm

Total other expense (income)—net	$596	$620	$551	$(24)	$69	(4)%	13%

Income tax expense	$829	$913	$679	$(84)	$234	(9)%	34%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Other expense (income)—net includes: interest expense on long-term borrowings and capital leases; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; interest income and interest expense not related to borrowings, such as interest on income taxes.

        Loss on early retirement of debt—net for 2007 was primarily due to the redemption of $250 million aggregate principal amount of 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

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

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), and gains or losses related to fair value interest rate hedges.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for 2008, 2007 and 2006 was 37%, 37% and 36%, respectively.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us. QCII and its consolidated subsidiaries had total borrowings of $13.7 billion and $14.3 billion as of December 31, 2008 and 2007, respectively.

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

Near-Term View

        We had $233 million in cash and cash equivalents available as of December 31, 2008. For the year ended December 31, 2008, our cash was generated by operating activities. For the next 12 months, we expect to use our available excess cash primarily to pay dividends and income tax related amounts to QSC and to make additional investments in our network. We expect our 2009 capital expenditures to approximate our 2008 expenditures of $1.4 billion. For the year ended December 31, 2008, we declared dividends of $2.2 billion to QSC and paid dividends of $2.0 billion to QSC.

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $841 million and $904 million as of December 31, 2008 and 2007, respectively. Our working capital deficit decreased $63 million as earnings before depreciation, amortization and income taxes was partially offset by dividends declared to QSC and capital expenditures.

        Our working capital deficit is primarily caused by dividends that we pay to QSC. The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We continue to produce significant cash from operating activities, and we believe that our cash on hand and continued cash flows from operations should be more than sufficient to meet our cash needs through the next twelve months. We have no debt maturing in 2009.

        QCII's $850 million revolving credit facility (referred to as the Credit Facility) is currently undrawn and expires in October 2010. The Credit Facility has 12 lenders with commitments ranging from $15 million to $160 million. Any amounts drawn on the Credit Facility are guaranteed by QSC and are secured by a senior lien on our stock.

        The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in "Legal Proceedings" in Item 3 of this report. In addition, to the extent that QCII's earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII's debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in "Legal Proceedings" in Item 3 of this report, its debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII's liquidity and flexibility due to potential restrictions on drawing on the Credit Facility and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

        On December 10, 2008, QCII's Board of Directors declared a quarterly cash dividend of $0.08 per share totaling approximately $136 million payable on March 6, 2009 to shareholders of record as of February 13, 2009. It is the current expectation of QCII's Board of Directors that QCII will continue to pay a quarterly cash dividend.

        On October 4, 2006, QCII's Board of Directors approved a stock repurchase program for up to $2 billion of QCII's common stock. For the years ended December 31, 2008 and 2007, QCII repurchased 95 million and 137 million shares, respectively, of its common stock under this program at a weighted average price per share of $4.49 and $8.54, respectively. As of December 31, 2008, QCII had repurchased a total of $1.807 billion of common stock under this program; thus $193 million remained available for stock repurchases. In light of current credit market conditions, QCII's Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008.

Long-Term View

        We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC, and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that cash provided by operations, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes require QCII to repurchase their notes for cash equal to par value of their notes because market-based conversion provisions are met or on other redemption dates which occur every five years on November 15 beginning in 2010, if QCII or we are required to contribute a material amount of cash to QCII's pension or other post-retirement benefit plans or if QCII or we become subject to significant judgments or settlements in one or more matters discussed in "Legal Proceedings" in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we or QCII could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect QCII's financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

        The Credit Facility makes available to QCII $850 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 12 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

  •
  QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

  •
  judicial proceedings are commenced to foreclose on any of QCII's assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon such a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in "Legal Proceedings" in Item 3 of this report.

        As of December 31, 2008, the unfunded status of QCII's pension plan for accounting purposes was $745 million. QCII is not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts, QCII may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that it will not be required to make additional contributions after 2010. Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their required pension contribution.

        As of December 31, 2008, the unfunded status of QCII's post-retirement benefit plans was $2.509 billion. Certain of these post-retirement benefit plans are unfunded; however, a trust has been established to help cover the health care cost of retired occupational employees. QCII did not make any cash contributions to this trust in 2008 and does not expect to make any cash contributions to this trust in 2009. The fair value of the trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the trust assets earn an expected long-term rate of return of 8.5%, QCII believes the trust assets will be adequate to provide reimbursements for its occupational post-retirement health care costs for approximately five years. This period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would be exhausted in five years, but if we assumed that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in only three years. Thereafter, covered benefits for QCII's eligible retirees who are former occupational employees will be paid directly by QCII. Our employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their required post-retirement contribution.

        In December 2008, QCII and we filed a universal shelf registration statement, under which we may issue an indeterminate amount of debt securities in one or more offerings. This registration statement was filed concurrent with the expiration of a universal shelf registration statement that QCII filed in December 2005. QCII's and our ability and willingness to issue debt securities under this registration statement will depend on market conditions at the time of any desired offering.

Historical View

        The following table summarizes cash flow activities for the years ended December 31, 2008, 2007 and 2006:

				Increase/(Decrease)		% Change
	Years Ended December 31,
				2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	2008	2007	2006
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,479	$3,670	$3,374	$(191)	$296	(5)%	9%
Used for investing activities	1,402	1,254	1,279	148	(25)	12%	(2)%
Used for financing activities	2,136	2,400	1,980	(264)	420	(11)%	21%

  Operating Activities

        Cash provided by operating activities decreased in 2008 compared to 2007 primarily due to reduced cash collections from reduced operating revenues, reduced affiliate billing and collections and quicker settlements of payroll, partially offset by a decrease in tax-related payments to QSC. We reduced our tax-related payments to QSC in 2008 due to the utilization of deferred tax assets that were transferred to us as a part of QCII merging into us two of QSC's other wholly owned subsidiaries, as described above. Cash provided by operating activities increased in 2007 compared to 2006 primarily due to lower cost of sales and general, administrative and other operating expenses.

  Investing Activities

        Cash used for investing activities increased in 2008 compared to 2007 primarily due to increased capital expenditures to support the planned growth in our data and Internet services. The decrease in cash used for investing activities in 2007 compared to 2006 was primarily due to lower capital expenditures primarily resulting from reduced spending on telecommunications infrastructure for new real estate developments.

        We received proceeds of $165 million primarily from the sales of our real estate properties and made net purchases of investment securities of $34 million in 2006.

  Financing Activities

        The changes in cash used for financing activities were primarily due to differences in dividend payments to QSC. We paid cash dividends of $2.000 billion, $2.470 billion, and $1.946 billion in 2008, 2007 and 2006, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

        We were in compliance with all provisions and covenants of our borrowings as of December 31, 2008. For additional information on our 2008 and 2007 financing activities, see Note 9—Borrowings to our consolidated financial statements in Item 8 of this report.

Letters of Credit

        We had outstanding letters of credit of approximately $56 million as of December 31, 2008.

Credit Ratings

        The table below summarizes our long-term debt ratings as of December 31, 2008 and 2007:

December 31, 2008 and 2007
Moody's	Ba1
S&P	BBB-
Fitch	BBB-

        With respect to Moody's, a rating of Ba is judged to have speculative elements and is subject to substantial credit risk, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P and Fitch, a rating of BBB indicates that there are currently expectations of adequate protection. The capacity for payment of financial commitments is considered adequate but adverse changes in circumstances and economic conditions are more likely to impair this capacity. This is the lowest investment grade category. The plus and minus symbols show relative standing within major categories.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow under acceptable terms. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given our current credit ratings, which as shown above are unchanged from December 31, 2007, our ability to raise additional capital under acceptable terms and conditions may be impaired.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of December 31, 2008, no portion of our long-term debt obligations was scheduled to mature in the subsequent 12 months.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of December 31, 2008, we had $750 million of floating-rate debt outstanding, of which $250 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. During 2008, we entered into interest rate swaps related to the other $500 million that have the economic effect of converting the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $2.5 million.

  Investments

        As of December 31, 2008, our cash and investments managed by QSC included $230 million invested in highly liquid cash-equivalent instruments, $43 million invested in auction rate securities and $9 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $3 million.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$—	$500	$825	$1,500	$750	$4,082	$7,657
Capital lease and other obligations	19	6	4	1	1	3	34
Interest on long-term borrowings and capital leases(2)	574	553	535	402	315	3,438	5,817
Operating leases	106	94	84	54	35	116	489

Total debt and lease payments	699	1,153	1,448	1,957	1,101	7,639	13,997

Other long-term liabilities	2	2	2	3	2	21	32

Purchase commitments:
Telecommunications commitments	67	31	—	—	—	—	98
Advertising, promotion and other services(3)	73	49	36	30	29	93	310

Total purchase commitments	140	80	36	30	29	93	408

Non-qualified pension obligation(4)	1	1	1	1	1	18	23

Total future contractual obligations	$842	$1,236	$1,487	$1,991	$1,133	$7,771	$14,460

(1)
The table does not include:

•
our open purchase orders as of December 31, 2008. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•
other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

  •
  affiliate pension benefits payable to certain eligible current and future retirees allocated to us by QCII, some of which are due under contractual agreements. Benefits paid by QCII's pension plan are paid through a trust; and therefore are not included in this table as QCII is not able to reliably estimate future required contributions to the trust, if any. As of December 31, 2008, the unfunded status of QCII's pension plan was $745 million. QCII is not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts, QCII may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that it will not be required to make additional contributions after 2010. Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

  •
  affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2008 representing our allocated net benefit obligation for post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $119 million in 2008, including payments for benefits that are not contractual obligations. Assuming our proportionate share of QCII's total post-retirement benefits payments is consistent with 2008, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. We are not able to identify how much of this total represents contractual obligations. A trust has been established by QCII to help cover the health care cost of retirees who are former occupational employees. The fair value of QCII's trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%, QCII believes that the trust assets will be adequate to provide continuing reimbursements for our portion of post-retirement health care costs for approximately five years. Thereafter, covered benefits for our portion of post-retirement health care costs for eligible retirees who are former occupational employees will be paid directly by us. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if QCII assumes that the rate of return on trust assets is zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts on December 31, 2008, termination fees for these contracts would have been $130 million. In the normal course of business, we believe the payment of these fees is remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2008.

(3)
We have various long-term, non-cancelable purchase commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)
Non-qualified pension payment estimates assume we pay the same proportion of QCII payments as in 2008.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements or in "Future Contractual Obligations" above.

Critical Accounting Policies and Estimates

        We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional information on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, intercompany allocations and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

        The methodologies discussed above for determining affiliate revenue and charges are based on rules that the FCC adopted pursuant to the Communications Act, as amended by the Telecommunications Act. We believe the accounting estimates related to affiliate revenue and charges are "critical accounting estimates" because determining market rates and determining the allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified, (ii) are based on regulatory rules which are subject to change, and (iii) QCII occasionally changes which affiliates provide them services which can impact overall costs and related affiliate charges, all of which require significant judgment and assumptions.

Affiliate Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost, as more fully described in Note 16—Related Party Transactions to our consolidated financial statements in Item 8 of this report. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the result of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

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

        For income tax related matters, prior to January 1, 2007, we recorded a liability computed at the statutory income tax rate if (i) we did not believe that we were more likely than not to prevail on an uncertainty related to the timing of recognition for an item or (ii) we did not believe that it was probable that we would prevail and the uncertainty was not related to the timing of recognition for the item. Effective January 1, 2007, we adopted FASB Interpretation No 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, and changed our methodology for estimating potential liability for income tax related matters.

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

        To the extent we have recorded tax liabilities that are more or less than the actual liability that ultimately results from the resolution of an uncertain tax position, our earnings will be increased or decreased accordingly. Also, as we become aware of new interpretations of relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the sustainability of an uncertain tax position or of the amounts that may be sustained upon audit. We believe that the estimates, judgments and assumptions made in accounting for these matters are reasonable, based on information currently available. However, as our assessments change and as uncertain tax positions are resolved, the impact to our consolidated financial statements could be material.

Deferred Taxes

        We are included in the consolidated federal income tax return of QCII. Under QCII's tax allocation policy, QCII treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by QCII, and the same payment and allocation policy applies.

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

        The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These matters, and others, involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our consolidated financial condition or consolidated results of operations.

Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and non-qualified pension plans and post-retirement health care and life insurance benefit plans. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the asset or obligation that is allocated to us.

        In computing the pension and post-retirement health care and life insurance benefits expenses, the most significant assumptions QCII makes include discount rate, expected rate of return on plan assets, employee mortality and turnover, expected salary and wage increases, expected future cost increases, health care claims experience and QCII's evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense we record.

        Changes in any of the assumptions QCII made in computing the pension and post-retirement health care and life insurance benefit expenses could have a material impact on various expense or income components that are allocated to us as described above. For further discussion of the QCII pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see QCII's Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition and Related Reserves

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to five years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are "critical accounting estimates" because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

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

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $260 million or increased depreciation by approximately $350 million, respectively. The effect of a one half year increase or decrease in the estimated remaining useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio.

        We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income on our consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

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

Recently Adopted Accounting Pronouncements

        Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our valuation methods used in 2008 are consistent with those used in prior years and, therefore, the adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. See Note 3—Fair Value of Financial Instruments to our consolidated financial statements in Item 8 of this report for additional information.

        Effective January 1, 2008, we also adopted SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

        Effective January 1, 2007, we adopted FIN 48. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report for additional information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this report is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Corporation:

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder's equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 12 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

KPMG LLP

Denver, Colorado February 18, 2009

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating revenue:
Operating revenue	$8,576	$8,791	$8,901
Operating revenue—affiliates	1,812	1,900	1,820

Total operating revenue	10,388	10,691	10,721

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,687	1,664	1,729
Selling	1,842	1,786	1,788
General, administrative and other operating	1,738	1,796	2,063
Affiliates	185	164	179
Depreciation and amortization	2,073	2,221	2,529

Total operating expenses	7,525	7,631	8,288

Other expense (income)—net:
Interest expense on long-term borrowings—net	589	608	616
Other—net	7	12	(65)

Total other expense (income)—net	596	620	551

Income before income taxes	2,267	2,440	1,882
Income tax expense	829	913	679

Net income	$1,438	$1,527	$1,203

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$233	$292
Accounts receivable—net of allowance of $52 and $55, respectively	907	1,006
Accounts receivable—affiliates	127	59
Deferred income taxes—net	203	481
Prepaid expenses and other	241	244

Total current assets	1,711	2,082
Property, plant and equipment—net	11,441	12,155
Capitalized software—net	844	820
Prepaid pension—affiliates	1,047	1,020
Other	400	445

Total assets	$15,443	$16,522

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term borrowings	$19	$343
Accounts payable	430	503
Accounts payable—affiliates	224	341
Dividends payable—Qwest Services Corporation	400	200
Accrued expenses and other	891	952
Current portion of post-retirement and other post-employment benefits and other—affiliates	179	210
Deferred revenue and advance billings	409	437

Total current liabilities	2,552	2,986
Long-term borrowings—net of unamortized debt discount and other of $103 and $117, respectively	7,569	7,568
Post-retirement and other post-employment benefits and other—affiliates	2,597	2,612
Deferred income taxes—net	1,262	1,406
Other	677	580

Total liabilities	14,657	15,152

Commitments and contingencies (Note 17)
Stockholder's equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,326	11,132
Accumulated deficit	(10,540)	(9,762)

Total stockholder's equity	786	1,370

Total liabilities and stockholder's equity	$15,443	$16,522

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$1,438	$1,527	$1,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,073	2,221	2,529
Deferred income taxes	215	(199)	(257)
Provision for bad debt—net	83	82	65
Other non-cash charges—net	41	25	(34)
Changes in operating assets and liabilities:
Accounts receivable	3	(47)	(81)
Accounts receivable—affiliates	(68)	213	(58)
Prepaid expenses and other current assets	29	32	10
Accounts payable and accrued expenses and other current liabilities	(112)	(63)	52
Accounts payable and accrued expenses and other current liabilities—affiliates	(71)	3	(95)
Deferred revenue and advance billings	(36)	(35)	(49)
Other non-current assets and liabilities including affiliates	(116)	(89)	89

Cash provided by operating activities	3,479	3,670	3,374

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,404)	(1,270)	(1,410)
Changes in interest in investments managed by Qwest Services Corporation	(13)	14	(34)
Reclassification of cash equivalent to investment (Note 5)	—	(26)	—
Proceeds from sale of property and equipment	15	28	165

Cash used for investing activities	(1,402)	(1,254)	(1,279)

Financing activities:
Proceeds from long-term borrowings	—	500	600
Repayments of long-term borrowings, including current maturities	(347)	(343)	(606)
Proceeds from long-term borrowings—affiliates	—	334	661
Repayments of long-term borrowings, including current maturities—affiliates	(22)	(318)	(678)
Dividends paid to Qwest Services Corporation	(2,000)	(2,470)	(1,946)
Equity infusions from Qwest Services Corporation	231	25	81
Other	2	(128)	(92)

Cash used for financing activities	(2,136)	(2,400)	(1,980)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(59)	16	115
Beginning balance	292	276	161

Ending balance	$233	$292	$276

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Accumulated Deficit	Total	Comprehensive Income
	(Dollars in millions)
Balance as of December 31, 2005	$10,755	$(7,885)	$2,870
Net income	—	1,203	1,203	$1,203
Dividends declared on common stock	—	(2,000)	(2,000)
Other comprehensive income, net of deferred taxes of $1	—	2	2	2

Total comprehensive income—net				$1,205

Equity infusions from Qwest Services Corporation	81	—	81
Other net asset transfers	119	(23)	96

Balance as of December 31, 2006	10,955	(8,703)	2,252
Net income	—	1,527	1,527	$1,527

Dividends declared on common stock	—	(2,470)	(2,470)
Impact upon adoption of FIN 48	—	(11)	(11)
Equity infusions from Qwest Services Corporation	25	—	25
Other net asset transfers	152	(105)	47

Balance as of December 31, 2007	11,132	(9,762)	1,370
Net income	—	1,438	1,438	$1,438
Dividends declared on common stock	—	(2,200)	(2,200)
Other comprehensive income—net of taxes:
Unrealized losses on derivative instruments, net of deferred taxes of $3	—	(6)	(6)	(6)
Unrealized losses on auction rate securities and other, net of deferred taxes of $3	—	(8)	(8)	(8)

Total comprehensive income—net				$1,424

Equity infusions from Qwest Services Corporation	231	—	231
Other net asset transfers	(37)	(2)	(39)

Balance as of December 31, 2008	$11,326	$(10,540)	$786

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references to "QCII" refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

Note 1: Business and Background

        We are wholly owned by QSC, which is wholly owned by QCII. We provide data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area. Through joint marketing relationships with our affiliates, we are able to bundle our services with additional services offered by our affiliates.

        Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII's consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber optic network, QCII provides the following products and services that we do not provide:

  •
  Data integration;

  •
  Dedicated Internet access;

  •
  Hosting services;

  •
  Long-distance services that allow calls that cross telecommunications geographical areas;

  •
  Managed services;

  •
  Multi-protocol label switching;

  •
  Virtual private network; and

  •
  Voice over Internet Protocol, or VoIP.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's telecommunications network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, asynchronous transfer mode, or ATM, and frame relay.

        In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless products and services under its brand name to our mass markets and business markets customers beginning in the third quarter of 2008. We recognize revenue from services offered under this Verizon Wireless agreement on a net basis in voice services revenue.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

        In light of regulatory changes in 2007 and consistent with QCII's continuing strategy to simplify its and our corporate structure and gain operational efficiencies, in 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us the following two of QSC's other wholly owned subsidiaries that previously charged the majority of their costs to us:

  •
  a procurement company that managed real estate and other supplier selection and negotiations; and

  •
  a computer system support services company that handled development, application, maintenance, integration and testing of software.

        These reorganization activities combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. These activities had the following effect on our consolidated financial statements for each year presented:

	Years Ended December 31,
	2007	2006
	(Dollars in millions)
Increases in:
Total operating revenue	$814	$850
Income before income taxes	63	31
Net income	35	—

December 31, 2007
(Dollars in millions)
Increases in:
Total assets	$1,125
Total liabilities	732

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

Reclassifications

        During 2008, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

  •
  Cost of sales are costs incurred in providing products and services to our customers. These include: employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); and other cost of sales directly related to our

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

    network operations (such as professional fees, materials and supplies, cost of equipment sales and outsourced services).

  •
  Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions and other selling costs (such as bad debt expense, professional fees and outsourced services).

  •
  General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents, utilities and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement expenses for all eligible employees and retirees.

        We believe these changes allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the years ended December 31, 2007 and 2006 that is presented in these consolidated financial statements.

        We have also reclassified certain other prior year revenue, expense and cash flow amounts to conform to the current year presentation.

Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension and post-retirement benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 17—Commitments and Contingencies for additional information.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

  •
  For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes and in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

        For all of these and other matters, actual results could differ from our estimates.

Affiliate Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost, as more fully described in Note 16—Related Party Transactions. Regulators periodically review our compliance with regulations. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

        In the normal course of business, we transfer assets to and from our parent, QSC which are recorded through our equity. It is QCII's and our policy to record asset transfers to and from QSC based on carrying values.

Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from one to five years. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of deferral of revenue on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

element based on the relative fair values of the separate elements. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount attributable to the equipment sale as long as all the conditions for revenue recognition have been satisfied. Any portion of the advance payment in excess of the relative fair value of the equipment is recognized ratably over the longer of the contractual period or the expected customer relationship period. If separate earnings processes do not exist, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from video and wireless services that we offer through sales agency relationships is reported on a net basis. Our evaluation and ultimate determination of gross or net reporting is based on indicators provided in FASB Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

Allocation of Bundle Discounts

        We offer bundle discounts to our customers who receive certain groupings of products and services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various products and services in the bundled offerings. The allocation is based on the relative fair value of products included in each bundle combination.

USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and general, administrative and other operating expenses. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net method and do not include them in our revenue and general, administrative and other operating expenses.

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $199 million, $209 million and $244 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

        Costs related to advertising are expensed as incurred. Advertising expense was $394 million, $407 million and $381 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

Income Taxes

        We are included in the consolidated federal income tax return of QCII. Under QCII's tax allocation policy, QCII treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by QCII, and the same payment and allocation policy applies.

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

        We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax expense in our consolidated statements of operations.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of three months or less and that the individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions that we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

consolidated balance sheets. As of December 31, 2008 and 2007, the book overdraft balance was $26 million and $24 million, respectively.

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

Capitalized Software

        Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. We capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We review the economic lives of our capitalized software annually.

Impairment of Long-Lived Assets

        We review long-lived assets, other than intangible assets with indefinite lives, for impairment at the QCII level whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities, including other assets and liabilities of QCII. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio.

        We account for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities (as amended)," ("SFAS No. 133"). We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are fair value hedges or cash flow hedges are classified in cash flows from operations.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record any changes in the fair value of the derivative in accumulated other comprehensive income on our consolidated balance sheets. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the fair value of the underlying hedged item.

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively with respect to that derivative. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges. See Note 9—Borrowings for additional information.

Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, interest rate hedges and borrowings. The carrying values of accounts receivable and accounts payable approximate their fair values. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

Pension and Post-Retirement Benefits

        Our employees participate in the QCII pension and non-qualified pension plans and post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the asset or obligation that is allocated to us.

        In 2008, QCII allocated qualified pension income to our operating expenses, which also was recorded as a prepaid asset-affiliate on our consolidated balance sheets. However, the pension plan sponsored by QCII experienced a significant decline in the fair value of plan assets in 2008 and the pension plan went from an overfunded status of approximately $1.672 billion at December 31, 2007 to an unfunded status of approximately $745 million as of December 31, 2008. As a result, beginning in 2009, the amount of qualified pension expense that QCII will allocate to us is expected to be

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

approximately $87 million, which compares to income of approximately $34 million in 2008, and will be recorded as a reduction in our prepaid pension-affiliate balance. In computing the pension and post-retirement health care and life insurance benefit expenses, the most significant assumptions QCII makes include discount rate, expected rate of return on plan assets, employee mortality and turnover, expected salary and wage increases, expected future cost increases, health care claims experience and QCII's evaluation of the legal basis for plan amendments. The plan terms of QCII's post-retirement plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense, affiliate benefit obligation and affiliate pension asset we record.

        For further information on QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans, see QCII's Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our valuation methods used in 2008 are consistent with those used in prior years and, therefore, the adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. See Note 3—Fair Value of Financial Instruments for additional information.

        Effective January 1, 2008, we also adopted SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

        Effective January 1, 2007, we adopted FIN 48. See Note 12—Income Taxes for additional information.

Note 3: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term and long-term investments (including auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. The fair values for our short-term and long-term investments, interest rate hedges and borrowings are described below.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 3: Fair Value of Financial Instruments (Continued)

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by SFAS No. 157 prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.

        The table below presents the input levels used to determine the fair values of our other financial instruments for the years ended December 31, 2008 and 2007:

		Fair value as of December 31,
	Level	2008	2007
		(Dollars in millions)
Assets:
Auction rate securities	3	$43	$31
Investment fund	3	9	24

Total assets		$52	$55

Liabilities:
Long-term borrowings	1 & 2	$6,189	$8,004
Interest rate hedges	3	8	—

Total liabilities		$6,197	$8,004

        The three levels of the hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets
Level 2
Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3
Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

        The fair value of our auction rate securities was determined using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 3: Fair Value of Financial Instruments (Continued)

        The fair value of our investment fund was based on the asset values of the securities underlying the fund.

        The fair value of our interest rate hedges was determined using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate ("LIBOR"). The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest.

        The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term borrowings are reflected on our consolidated balance sheets at original cost net of unamortized discounts and premiums, not at fair value.

        A rollforward of the instruments valued using SFAS No. 157 level 3 inputs for the year ended December 31, 2008 follows:

	Instruments Valued Using Level 3 Inputs
	2008	2007
	(Dollars in millions)
Balance as of January 1	$55	$—
Transfers into (out of) Level 3	—	69
Additions	25	—
Dispositions	(11)	(14)
Realized and unrealized losses:
Included in other income (expense)—net	(3)	—
Included in other comprehensive income	(22)	—

Balance as of December 31	$44	$55

Note 4: Business Combinations

        In February 2007, the Federal Communications Commission ("FCC") issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local operations with the long-distance operations of our ultimate parent, QCII, and gives QCII more flexibility to integrate the operations of its subsidiaries that provide shared services to us and QCII's other subsidiaries.

        In light of this order and consistent with QCII's continuing strategy to simplify its corporate structure and gain operational efficiencies, in 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC's other wholly owned subsidiaries that previously charged the majority of their costs to us.

        In addition, QCII's reorganization activities resulted in the transfer of assets, liabilities and employees to us that do not represent a business, as defined, and are recorded as equity contributions in our consolidated statements of stockholder's equity and comprehensive income.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 5: Investments

        QSC manages the majority of cash and all investments for us and our affiliates. Our proportionate ownership of any investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. These changes are reflected on a net basis in cash flows from investing activities on our consolidated statements of cash flows.

        As of December 31, 2008 and 2007, our investments included auction rate securities of $43 million and $31 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets have prevented QSC and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities are "Triple X" structured obligations of special purpose reinsurance entities associated with life insurance companies and they currently pay interest every 28 days at one-month LIBOR plus 200 basis points. These securities have ratings ranging from AA to AA-. These securities are also insured against loss of principal and interest by bond insurers with AA and CCC credit ratings at December 31, 2008, and AAA credit ratings at December 31, 2007. These securities are collateralized by the issuer and mature between 2033 and 2036. These securities were valued using a discounted cash flow model that takes into consideration the following factors, among others:

  •
  the interest rate of the securities;

  •
  the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early;

  •
  the probability that a default will occur and its severity; and

  •
  a discount rate.

        We initially recorded an immaterial impairment of these auction rate securities in 2007. We recorded additional unrealized losses, net of deferred income taxes, on these auction rate securities of $8 million for the year ended December 31, 2008. The cumulative unrealized losses related to these securities as of December 31, 2008 were $8 million, net of deferred income taxes. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because the securities are rated investment grade and the issuers continue to make required interest payments and because we have the ability and intent to hold the securities until they recover or mature. However, if the credit ratings of the securities or the bond insurers deteriorate or the value of the collateral deteriorates, we may further adjust the carrying value of these investments. We may also determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or our intent or ability to hold these securities until they recover changes, we would then recognize the other-than-temporary decline in fair value in other expense (income)—net in our consolidated statements of operations. Because we are uncertain as

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 5: Investments (Continued)

to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of December 31, 2008.

        During 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $21 million of our remaining investment in the fund was included in other current assets and $3 million was included in other non-current assets on our consolidated balance sheet because we did not expect to be able to liquidate this portion of our investment in 2008. As of December 31, 2008, $5 million of our remaining investment in the fund was included in other current assets and $4 million was included in other non-current assets on our consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in the subsequent twelve months. During the year ended December 31, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our consolidated statements of operations.

Note 6: Accounts Receivable

        The following table presents details of our accounts receivable balances as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in millions)
Total accounts receivable—net:
Trade receivables	$581	$659
Earned and unbilled receivables	140	149
Purchased and other receivables	238	253

Total accounts receivable	959	1,061
Less: allowance for doubtful accounts	(52)	(55)

Accounts receivable non-affiliates—net	907	1,006
Accounts receivable—affiliates	127	59

Total accounts receivable—net	$1,034	$1,065

        We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 6: Accounts Receivable (Continued)

        The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2008	$55	$83	$86	$52
2007	53	82	80	55
2006	66	65	78	53

Note 7: Property, Plant and Equipment

        The components of our property, plant and equipment as of December 31, 2008 and 2007 are as follows:

		December 31,
	Depreciable Lives
		2008	2007
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$97	$98
Buildings	15 - 30 years	2,844	2,827
Communications equipment	7 - 10 years	18,595	18,655
Other network equipment	8 - 45 years	20,306	20,327
General purpose computers and other	5 - 11 years	2,016	2,114
Construction in progress	N/A	82	110

Total property, plant and equipment		43,940	44,131
Less: accumulated depreciation		(32,499)	(31,976)

Property, plant and equipment—net		$11,441	$12,155

        During 2007, we changed the estimates of the remaining economic lives of our communications and other network equipment. This resulted in a net increase in depreciation expense in our consolidated statements of operations of $18 million, for the year ended December 31, 2007.

Asset Retirement Obligations

        As of December 31, 2008, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 7: Property, Plant and Equipment (Continued)

balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$30	$28	$27
Accretion expense	2	2	2
Liabilities incurred	—	1	—
Liabilities settled and other	—	(1)	(1)

Balance as of December 31	$32	$30	$28

Note 8: Capitalized Software

        Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2008 and 2007, our capitalized software had carrying costs of $2.292 billion and $2.131 billion, respectively, and accumulated amortization was $1.448 billion and $1.311 billion, respectively.

        Effective January 1, 2007, we changed our estimates of the average economic lives of capitalized software from between four and five years to between four and seven years. For the year ended December 31, 2007, amortization expense would have been higher by $120 million had we not changed our estimates of the average economic lives. We recorded amortization expense of $218 million and $204 million for the years ended December 31, 2008 and 2007, respectively, for capitalized software based on a life range of four to seven years. We recorded amortization expense of $360 million for the year ended December 31, 2006 for capitalized software based on a life range of four to five years.

        The weighted average remaining life of our capitalized software was 3.4 years as of December 31, 2008.

        The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2009	$217
2010	178
2011	144
2012	113
2013	89
2014 and thereafter	103

Total estimated future amortization expense	$844

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Borrowings

Current Portion of Long-Term Borrowings

        As of December 31, 2008 and 2007, the current portion of our long-term borrowings consisted of:

	December 31,
	2008	2007
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$—	$322
Long-term capital lease and other obligations	19	21

Total current portion of long-term borrowings	$19	$343

Long-Term Borrowings

        As of December 31, 2008 and 2007, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2008	2007
	(Dollars in millions)
Long-term borrowings:
Notes and term loan with various rates ranging from 5.246% to 8.875% including LIBOR + 3.25% and maturities from 2010 to 2043	$7,657	$7,979
Unamortized discount	(113)	(117)
Fair value hedge adjustment	10	—
Capital lease and other obligations	34	49
Less: current portion	(19)	(343)

Total long-term borrowings	$7,569	$7,568

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Borrowings (Continued)

        Our long-term borrowings had the following interest rates and contractual maturities as of December 31, 2008:

	Contractual Maturities
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Above 5% to 6%	$—	$—	$—	$—	$750	$—	$750
Above 6% to 7%	—	500	—	—	—	1,500	2,000
Above 7% to 8%	—	—	825	—	—	2,582	3,407
Above 8% to 9%	—	—	—	1,500	—	—	1,500

Total notes	$—	$500	$825	$1,500	$750	$4,082	$7,657

Capital lease and other obligations							34
Less: unamortized discount							(113)
Add: fair value hedge adjustment							10
Less: current portion of long-term borrowings							(19)

Total long-term borrowings							$7,569

        Our long-term borrowings contractual maturities as of December 31, 2008:

	Maturities
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Notes and bonds:
6.95% Term Loan	$—	$500	$—	$—	$—	$—	$500
7.875% Notes	—	—	825	—	—	—	825
8.875% Notes	—	—	—	1,500	—	—	1,500
Floating Rate Notes	—	—	—	—	750	—	750
6.5% Notes	—	—	—	—	—	500	500
6.875% Debentures	—	—	—	—	—	1,000	1,000
7.125% Debentures	—	—	—	—	—	250	250
7.2% Debentures	—	—	—	—	—	250	250
7.25% Debentures	—	—	—	—	—	500	500
7.375% Debentures	—	—	—	—	—	55	55
7.5% Notes	—	—	—	—	—	600	600
7.5% Debentures	—	—	—	—	—	484	484
7.625% Notes	—	—	—	—	—	400	400
7.75% Debentures	—	—	—	—	—	43	43

Total notes and bonds	$—	$500	$825	$1,500	$750	$4,082	$7,657

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Borrowings (Continued)

  Covenants

        The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of our borrowing agreements as of December 31, 2008.

        QCII and its other subsidiaries were in compliance with all of the provisions and covenants of their borrowing agreements as of December 31, 2008.

  New Issues

        On May 16, 2007, we issued $500 million aggregate principal amount of our 6.5% Notes due 2017.

        The aggregate net proceeds from the above offering have been or will be used for general corporate purposes, including repayment of indebtedness and funding or refinancing our investments in telecommunication assets. The notes are unsecured obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term borrowings.

  Repayments

        On November 15, 2008, we repaid at maturity $320 million aggregate principal amount of our 5.625% Notes due 2008.

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

Interest on Debt

  Interest Rate Hedges

        During 2008, we entered into the interest rate hedges described below as part of our short-term and long-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Borrowings (Continued)

changes in interest rates. See Note 2—Summary of Significant Accounting Policies for additional information.

        We evaluate counterparty credit risk before entering into any hedge transaction. During 2008, one of our counterparties merged into a large bank. We evaluated the new counterparty credit risk and found it to be acceptable. We will continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the LIBOR plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the year ended December 31, 2008.

        In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges had the economic effect of converting our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these interest rate swaps as fair value hedges. Due to the recent turmoil in the credit markets, we terminated these hedges in the fourth quarter of 2008. Upon termination, we received $20 million in cash for the fair value of the swap asset and accrued interest from our counterparty. The accumulated increase of $10 million in the carrying value of the 6.5% Notes due 2017 through the hedge termination date is being amortized to interest income using the effective interest method over the remaining term of the notes.

        The cash flow and fair value hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest.

        For additional information on our accounting policies for derivative financial instruments, see Note 2—Summary of Significant Accounting Policies.

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other non-current assets	$—	Other non-current liabilities	$8

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Borrowings (Continued)

        The following table presents the effect of derivative instruments on our consolidated statement of operations for the year ended December 31, 2008 and our consolidated balance sheet as of December 31, 2008:

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Statement of Operations Location	Gain Recognized in Income During 2008
		(Dollars in millions)
Interest rate contracts	Other expense (income)	$(1)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Dollars in millions)
Interest rate contracts:
Amount of loss recognized in other comprehensive income on derivative in 2008 (effective portion), net of deferred taxes of $3	$ 6
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net
Amount of gain reclassified from accumulated other comprehensive income into interest expense (effective portion)	$ 1
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—

  Interest Expense

        Interest expense includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$603	$620	$628
Capitalized interest	(14)	(12)	(12)

Total interest expense on long-term borrowings and capital leases—net	$589	$608	$616

Cash paid for interest:
Cash interest paid on long-term borrowings and capital leases	$628	$625	$598
Cash received from interest rate contract counterparties	(46)	—	—

Net interest paid on long-term borrowings and capital leases	$582	$625	$598

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Severance

        For the years ended December 31, 2008, 2007 and 2006, we accrued severance costs of $143 million, $27 million and $61 million, respectively, reversed severance costs of $16 million, $13 million and $4 million, respectively, and paid severance costs of $96 million, $48 million and $47 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. As of December 31, 2008 and 2007, our severance liability was $54 million and $23 million, respectively. The remaining balance included charges primarily recorded in 2008, and we expect to pay substantially all of the 2008 severance charges in 2009.

Note 11: Employee Benefits

Pension and Post-Retirement Benefits

        In accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," we are required to disclose the amount of our contributions to QCII relative to the QCII pension and post-retirement benefit plans. No pension or post-retirement occupational health care trust contributions were made during 2008 or 2007 and we do not expect to make contributions in 2009. As of December 31, 2008, the unfunded status of QCII's pension plan for accounting purposes was $745 million, compared to a funded status of $1.672 billion as of December 31, 2007. The unfunded status of its post-retirement benefit plans for accounting purposes was $2.509 billion and $2.226 billion as of December 31, 2008 and 2007, respectively.

        In 2008 we recognized an allocated $28 million in income for pension expense. Our allocated pension expense for 2007 and 2006 was $33 million and $77 million, respectively. Our allocated post-retirement benefit expense for 2008, 2007, and 2006 was $15 million, $6 million, and $121 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII's total pension and post-retirement benefit expenses were 92%, 98% and 97% for the years ended December 31, 2008, 2007 and 2006, respectively. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in general, administrative and other operating expenses.

        The benefit obligation for QCII's occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII's written benefit plans. In making this determination, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and mortality trend rates. In 2008, we negotiated our current four-year collective bargaining agreements. These collective bargaining agreements covered approximately 17,000 of our unionized employees as of December 31, 2008 and reflect changes for the eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out of pocket costs through plan design changes starting January 1, 2009. These changes have been considered in the determination of the benefit obligation for QCII's occupational employee benefits under the health care plan.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Employee Benefits (Continued)

        The terms of the post-retirement health care and life insurance plans between QCII and its eligible management employees and its eligible post-1990 management retirees are established by QCII and are subject to change at its discretion. QCII has a past practice of sharing some of the cost of providing health care benefits with its management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, QCII's contribution under its post-1990 management retirees' health care plan is capped at a specific dollar amount. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the assets or obligations that is allocated to us.

        A putative class action purportedly filed on behalf of certain of QCII retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII's decision to reduce life insurance benefits for these retirees during 2006 and 2007. See Note 17—Commitments and Contingencies—Other Matters for additional information.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        QCII sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits which QCII deems actuarially equivalent to or exceeding Medicare Part D. QCII recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its post-retirement benefit obligation and net periodic post-retirement benefit expense. The effect of the subsidy reduced our net periodic post-retirement benefit expense by $36 million, $51 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Benefit Plans

  401(k) Plan

        QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, QCII, on our behalf, matches a percentage of our employees' contributions in cash. We made cash contributions in connection with our employees' participation in QCII's 401(k) plan of $59 million and $63 million for the years ended December 31, 2008 and 2007, respectively.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Employee Benefits (Continued)

        Our portion of QCII's deferred compensation assets for these plans is included on our consolidated balance sheets in prepaid pension—affiliates. Our portion of QCII's deferred compensation obligations is included on our consolidated balance sheets in current and non-current post-retirement and other post-employment benefits and other—affiliates. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. The values of assets and liabilities related to these plans are not significant.

Note 12: Income Taxes

Adoption of FIN 48

        Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability was included in our income tax provision if it were probable the position would be sustained upon audit. The benefit of any uncertain tax position that was temporary was reflected in our tax provision if it were more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.

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

  •
  $19 million increase in interest accrued for uncertain tax positions and a corresponding $8 million increase in deferred tax assets; and

  •
  $11 million increase in accumulated deficit.

        We are included in the consolidated federal income tax returns and the combined state income tax returns of QCII. QCII treats our consolidated results as if we were a separate taxpayer. This policy requires us to pay our tax liabilities in cash based upon separate return taxable income. However, because we are included in the consolidated federal income tax returns and the combined state income tax returns of QCII, any tax audits involving QCII will also involve us. The IRS examines all of QCII's federal income tax returns because QCII is included in the coordinated industry case program. As of December 31, 2008, the QCII federal income tax returns for 2002-2005 have been examined and are in

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 12: Income Taxes (Continued)

review with the IRS Appeals Office and the QCII federal income tax returns filed for tax years after 2005 are still subject to adjustment upon audit. QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns we have filed since 1995 are still open for state specific adjustments.

        On April 15, 2008, QCII received from the IRS the Revenue Agent's Report for tax years 2004 and 2005. The report contains proposed adjustments on several issues, including issues that may affect us. Based on QCII's and our evaluation of the IRS's positions reflected in the proposed adjustments, we have not recorded a significant adjustment to our unrecognized tax benefits or our uncertain tax position liability. However, there can be no assurance that QCII and the IRS will reach settlements on any of these issues or that, if QCII does reach settlements, the terms will be favorable to us.

        During 2008, QCII executed a settlement with the IRS relating to its audit of the 1998-2001 tax years. We paid an immaterial amount in the fourth quarter of 2008 as our share of the settlement. We also recorded an equity transaction with QSC to recognize the difference between the settlement recorded on our books and the actual cash payment. We recognized an immaterial interest benefit as a result of the settlement. Our unrecognized tax benefits have decreased by $43 million since December 31, 2007 primarily due to the 1998-2001 settlement.

        QCII has also agreed on tentative settlements with the IRS related to several of the issues raised in its audit of tax years 2002 and 2003. These settlements have been approved by the IRS and are now subject to review by the United States Congress Joint Committee on Taxation. If these settlements are effected in accordance with QCII's expectations, QCII's total unrecognized tax benefits could decrease by approximately $222 million in the next 12 months.

        A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

	Unrecognized Tax Benefits
	2008	2007
	(Dollars in millions)
Balance as of January 1	$138	$132
Additions for current year tax positions	31	28
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	(38)	(22)
Settlements	(36)	—
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$95	$138

        As of December 31, 2008, none of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

        In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our consolidated

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 12: Income Taxes (Continued)

statements of operations. For each of the years ended December 31, 2008 and 2007, we recognized $20 million for interest expense related to uncertain tax positions. As of December 31, 2008 and 2007, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $44 million and $63 million, respectively. We made no accrual for penalties related to income tax positions.

Income Tax Expense

        The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$537	$967	$819
State and local	77	144	118

Total current tax provision	614	1,111	937
Deferred tax benefit:
Federal	180	(171)	(201)
State and local	35	(27)	(57)

Total deferred tax benefit	215	(198)	(258)

Income tax expense	$829	$913	$679

        The effective income tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.2%	3.0%	2.1%
Other	(1.6)%	(0.6)%	(1.0)%

Effective income tax rate	36.6%	37.4%	36.1%

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 12: Income Taxes (Continued)

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,999)	$(2,075)
Receivable from an affiliate due to pension plan participation	(398)	(388)
Other	(54)	(142)

Total deferred tax liabilities	(2,451)	(2,605)

Payable to affiliate due to post-retirement benefit plan participation	1,100	1,107
Receivable from parent due to prior operating losses	—	256
Other	292	317

Total deferred tax assets	1,392	1,680

Net deferred tax liabilities	$(1,059)	$(925)

        We have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Other Income Tax Information

        We paid $627 million, $1.127 billion and $1.015 billion to QSC related to income taxes in 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007 we had approximately $29 million and $22 million, respectively, in amounts relating to taxes payable to QSC reflected in accounts payable-affiliates on our consolidated balance sheets.

        We had unamortized investment tax credits of $77 million and $82 million as of December 31, 2008 and 2007, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits of $7 million, $4 million, and $5 million are included in the provision for income taxes for the years ended December 31, 2008, 2007, 2006, respectively.

Note 13: Stockholder's Equity

        We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 13: Stockholder's Equity (Continued)

Equity Infusions

        In 2008 QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC's other wholly owned subsidiaries that previously charged the majority of their costs to us. We received cash equity infusions from QSC of $190 million in connection with the transfer. We also received other cash equity infusions of $41 million in 2008.

        In 2007 and 2006, QSC made equity infusions into two of its other wholly owned subsidiaries that have now been merged into us totaling $25 million and $81 million, respectively.

Other Net Asset Transfers

        The reorganization activities noted above combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. The difference between the assets and liabilities transferred to us from QSC was recorded as an adjustment to accumulated deficit in 2007 and 2006. QSC cash was not transferred to us as part of the transfer for any prior period. Accordingly, for purposes of the presentation of our prior period combined financial statements, the net cash generated or used by the transferred set of QSC activities for each year presented in our consolidated financial statements is recorded in operating and investing cash flows with a corresponding distribution or contribution of cash in financing activities. For the years ended December 31, 2007 and 2006, cash generated by operating activities and the corresponding financing cash outflows amounted to $113 million and $43 million, respectively.

        During 2008, QCII executed a settlement with the IRS relating to its audit of the 1998-2001 tax years. We paid an immaterial amount in the fourth quarter of 2008 as our share of the settlement. We recorded a $62 million asset transfer with QSC to recognize the difference between the settlement recorded on our books and the actual cash payment. In 2007, QSC forgave an $82 million tax liability we owed to QSC. We recorded the forgiveness as an asset transfer.

        In addition, in the normal course of business we transfer assets and liabilities to and from QSC and its affiliates. It is our policy to record these asset transfers based on carrying values.

Dividends

        During the years ended December 31, 2008, 2007 and 2006 we declared cash dividends to QSC of $2.200 billion, $2.470 billion and $2.000 billion, respectively, and we paid cash dividends of $2.000 billion, $2.470 billion and $1.946 billion, respectively.

        The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

Note 14: Stock-Based Compensation

        Our employees participate in QCII's Equity Incentive Plan ("EIP") and Employee Stock Purchase Plan ("ESPP"). For more information about these plans, see QCII's Annual Report on Form 10-K for the year ended December 31, 2008.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

        Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Black-Scholes assumptions:
Risk-free interest rate	2.7%	4.3%	4.5%
Expected dividend yield	6.4%	—%	—%
Expected option life (years)	4.9	4.7	5.0
Expected stock price volatility	38%	45%	80%

        We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

Stock-Based Compensation Expense

        Stock-based compensation expense is included in cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We recognize compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We recognize compensation expense related to our employee purchases of QCII's stock under the ESPP for the difference between the employees' purchase prices and the fair market values of QCII's stock.

        For the years ended December 31, 2008, 2007and 2006, our total stock-based compensation expense was approximately $43 million, $21 million and $28 million, respectively.

        As of December 31, 2008, QCII had $62 million of total unrecognized compensation expense related to unvested stock options and restricted stock under the EIP. QCII expects to recognize this amount over the remaining weighted average vesting terms of 1.9 years. There is no unrecognized compensation expense related to the ESPP. QCII will continue to record stock-based compensation and it will continue to allocate a portion of these costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately allocated to us as a result of stock-based compensation recorded at QCII may fluctuate.

Note 15: Contribution to QCII Segments

        Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII's segments: business markets, mass markets, and wholesale markets. QCII's Chief Operating Decision Maker ("CODM"), who is also our CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

        During the first quarter of 2008, QCII's CODM began to manage QCII's business using different information than he was using previously. QCII changed its segments accordingly.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 15: Contribution to QCII Segments (Continued)

        We generate our revenue from data, Internet, video and voice services we provide to our customers. We also generate revenue from services we provide to our affiliates. The services are further described below.

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

  •
  Affiliate and other services.  We provide to our affiliates billing and collection, marketing and advertising and other support services, such as legal, regulatory, general finance and accounting, tax, human resources and executive support. In addition, we provide to our affiliates voice, data access and data services that we also provide to external customers. Other services include the leasing and subleasing of space in our office buildings, warehouses and other properties.

        Revenue from our products and services for the years ended December 31, 2008, 2007 and 2006 is summarized in the following table:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$3,199	$2,916	$2,576
Voice services	5,196	5,687	6,104
Affiliate and other services	1,993	2,088	2,041

Total operating revenue	$10,388	$10,691	$10,721

        Revenue from affiliates was 17%, 18% and 17% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

Note 16: Related Party Transactions

        We provide to our affiliates data, voice and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates, marketing, sales and advertising, computer system and development support services, network support and technical services and other support services.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 16: Related Party Transactions (Continued)

        Below are details of the services we provided to our affiliates:

  •
  Data and voice services.  Data and voice services include access services that connect our affiliates' network and customers to our network and private line services that provides a secured, dedicated connection of two or more sites for high-speed transmission of data.

  •
  Billing and collections services.  Billing and collections services include wireless, long distance and video billing and collection service for our affiliates and external customers.

  •
  Marketing, sales and advertising.  Marketing, sales and advertising support joint marketing of our services, including the development of marketing and advertising plans, sales unit forecasts, market research, product management, sales training and compensation plans.

  •
  Computer system and development support services.  Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks.

  •
  Network support and technical services.  Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

  •
  Other support services.  Other support services include legal, regulatory, general finance and accounting, tax, human resources and executive support. In addition, we sublease space in our office buildings, warehouses and other properties.

        We charge our affiliates for services based on market price or fully distributed cost ("FDC"). We charge our affiliates market price for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying an FDC methodology. FDC rates include salaries and wages, payroll taxes, employee benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates, based upon cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. We believe these cost allocation methodologies are reasonable. From time to time, QCII adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

        We also purchase services from our affiliates including long-distance, wholesale Internet access and insurance. Our affiliates charge us for these services based on market price or FDC.

        In 2008 and 2007, we paid approximately $27 million and $29 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees and is a subsidiary of UnitedHealth Group. QCII's director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies

Commitments

  Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$—	$500	$825	$1,500	$750	$4,082	$7,657
Capital lease and other obligations	19	6	4	1	1	3	34
Interest on long-term borrowings and capital leases(2)	574	553	535	402	315	3,438	5,817
Operating leases	106	94	84	54	35	116	489

Total debt and lease payments	699	1,153	1,448	1,957	1,101	7,639	13,997

Other long-term liabilities	2	2	2	3	2	21	32

Purchase commitments:
Telecommunications commitments	67	31	—	—	—	—	98
Advertising, promotion and other services(3)	73	49	36	30	29	93	310

Total purchase commitments	140	80	36	30	29	93	408

Non-qualified pension obligation(4)	1	1	1	1	1	18	23

Total future contractual obligations	$842	$1,236	$1,487	$1,991	$1,133	$7,771	$14,460

(1)
The table does not include:

•
our open purchase orders as of December 31, 2008. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•
other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate pension benefits payable to certain eligible current and future retirees allocated to us by QCII, some of which are due under contractual agreements. Benefits paid by QCII's pension plan are paid through a trust; and therefore are not included in this table as QCII is not able to reliably estimate future required contributions to the trust, if any. As of December 31, 2008, the unfunded status of QCII's pension plan was $745 million. QCII is not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts, QCII may be required to make

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

    contributions in the range of $0 to $300 million in 2010 and can give no assurances that it will not be required to make additional contributions after 2010. Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

  •
  affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2008 representing our allocated net benefit obligation for post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $119 million in 2008, including payments for benefits that are not contractual obligations. Assuming our proportionate share of QCII's total post-retirement benefits payments is consistent with 2008, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. We are not able to identify how much of this total represents contractual obligations. A trust has been established by QCII to help cover the health care cost of retirees who are former occupational employees. The fair value of QCII's trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%, QCII believes that the trust assets will be adequate to provide continuing reimbursements for our portion of post-retirement health care costs for approximately five years. Thereafter, covered benefits for our portion of post-retirement health care costs for eligible retirees who are former occupational employees will be paid directly by us. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if QCII assumes that the rate of return on trust assets is zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts on December 31, 2008, termination fees for these contracts would have been $130 million. In the normal course of business, we believe the payment of these fees is remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2008.

(3)
We have various long-term, non-cancelable purchase commitments with various vendors for data processing, technical and software support services. Future payments under certain service

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

  contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)
Non-qualified pension payment estimates assume we pay the same proportion of QCII payments as in 2008.

  Capital Leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2008, 2007 and 2006 were $10 million, $10 million and $17 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $107 million, $112 million and $108 million of cost less accumulated depreciation of $64 million, $58 million and $42 million as of December 31, 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, we recognized depreciation of capital leases of $21 million, $21 million and $18 million, respectively, which is included in depreciation expense.

        The future minimum payments under capital leases as of December 31, 2008 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$51
Less: amount representing interest and executory costs	(17)

Present value of minimum payments	34
Less: current portion	(19)

Long-term portion	$15

  Operating Leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2008, 2007 and 2006, rent expense under these operating leases was $204 million, $185 million and $215 million, respectively, net of sublease rental income of $19 million, $22 million and $25 million, respectively. Operating leases as reported in the table in "Future Contractual Obligations" above have not been reduced by minimum sublease rental income of $75 million, which we expect to realize under non-cancelable subleases.

  Letters of Credit and Guarantees

        On our behalf, QCII maintains letter of credit arrangements with various financial institutions. As of December 31, 2008, the amount of letters of credit outstanding was $56 million, and we had no outstanding guarantees.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

Contingencies

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters, together with a discussion of those matters to which we are a party. Only those matters to which we are a party (primarily the third matter described under the heading "Other Matters" relating to litigation brought by several owners of payphones) represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

  Settlement of Consolidated Securities Action

        Twelve putative class actions purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against QCII and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including materially false statements in certain of QCII's registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

        In November 2005, QCII, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against QCII and certain other defendants (the "QCII settlement"). No parties admit any wrongdoing as part of the QCII settlement. Pursuant to the QCII settlement, QCII deposited approximately $400 million in cash into a settlement fund. In connection with the QCII settlement, QCII received $10 million from Arthur Andersen LLP. As part of the QCII settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the QCII settlement is not implemented, QCII will be repaid the $400 million plus interest, less certain expenses, and QCII will repay the $10 million to Arthur Andersen.

        If implemented, the QCII settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed QCII settlement on behalf of purchasers of QCII's publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff's objections to the QCII settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the QCII settlement.

        On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court has preliminarily approved the Nacchio/Woodruff settlement, has certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, and has scheduled a hearing to consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the proposed Nacchio/Woodruff settlement, QCII will have contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires final court approval, and (ii) provides QCII with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

  KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V.("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $305 million based on the exchange rate on December 31, 2008).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII's subsidiaries), Joseph Nacchio and John McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

        On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest's outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. QCII and others have appealed that order to the Netherlands Supreme Court. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry.

        QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

  Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On November 18, 2008, the court held a hearing to consider final approval of the proposed settlement and the parties are awaiting the court's decision.

        Qwest Communications Company, LLC ("QCC"), one of QCII's other subsidiaries, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission ("FCC") regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        We have been a defendant in litigation brought by several owners of payphones relating to the rates we charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that we charged more for payphone access lines than we were permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, was amicably settled for an immaterial amount and dismissed. A second lawsuit, pending in the United States District Court for the District of Utah with related proceedings before the FCC, has also been amicably settled for an immaterial amount. Another proceeding against us remains pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving us, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. We will vigorously defend against the remaining actions.

        A putative class action filed on behalf of certain of QCII's retirees was brought against QCII, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII's decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII's favor on the central issue of whether QCII properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. QCII believes the remaining claims are without merit, and QCII will continue to vigorously defend against this matter.

Flood Damage

        During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be less than $20 million including repairs and

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

equipment replacement. For the year ended December 31, 2008, we incurred repair expenditures of approximately $13 million, which are included in the estimate. Although we carry insurance that covers certain property damage and business interruption, because of applicable deductibles, we expect any recoveries to be immaterial in relation to our expenditures.

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2008
Operating revenue	$2,624	$2,607	$2,556	$2,601	$10,388
Income tax expense	214	252	183	180	829
Net income	349	411	299	379	1,438
2007
Operating revenue	$2,666	$2,715	$2,668	$2,642	$10,691
Income tax expense	239	240	228	206	913
Net income	399	378	378	372	1,527

Note 19: Other Financial Information

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Prepaid expenses and other current assets:
Deferred activation and installation charges	$107	$120
Prepaid expenses and other	134	124

Total prepaid expenses and other current assets	$241	$244

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 19: Other Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$124	$119
Employee compensation	306	386
Accrued property and other taxes	223	257
Other	238	190

Total accrued expenses and other current liabilities	$891	$952

Note 20: Labor Union Contracts

        We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2008, employees covered under these collective bargaining agreements totaled 17,145, or 56% of all our employees.

Note 21: Subsequent Events

        Between January 1, 2009 and February 18, 2009, we paid to QSC dividends totaling $300 million.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent registered public accountant. Under the Audit Committee's charter, which was most recently amended on December 10, 2008, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accountant. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accountant or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accountant may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accountant

        QCII first engaged KPMG LLP ("KPMG") to be our independent registered public accountant in May 2002. The aggregate fees billed or allocated to us for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	2008	2007
	(Dollars in thousands)
Audit fees	$3,188	$2,554
Audit-related fees	308	447

Total fees	$3,496	$3,001

        There were no fees billed to us in 2008 or 2007 for professional services rendered by KPMG for tax compliance, tax advice or tax planning.

        For purposes of the preceding table, the professional fees are classified as follows:

        Audit fees—These are fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of condensed consolidated financial statements included in our Form 10-Q filings, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts billed or allocated to us through the date of this Form 10-K for that particular year.

        Audit-related fees—These are fees for assurance and related services that traditionally are performed by our independent registered public accountant. More specifically, these services include: international statutory audits, regulatory filings and employee benefit plan audits.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).
(3.2)
Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).
(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.3)
Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).
(4.4)
Officer's Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(4.6)
Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).
(4.7)
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).
(4.8)
Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).
(4.9)
Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).
(10.1)
Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).
(10.2)
Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).
12	Calculation of Ratio of Earnings to Fixed Charges.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(    ) Previously filed.

        In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 18, 2009.

QWEST CORPORATION, A COLORADO CORPORATION
By:	/s/ R. WILLIAM JOHNSTON R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February 2009.

Signature	Title

/s/ EDWARD A. MUELLER Edward A. Mueller	Director and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
* Thomas E. Richards	Director

*By:	/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer As Attorney- In- Fact