Form 10-Q
period 2009-03-31
QWEST CORP
filed 2009-04-30
CIK 68622

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On April 28, 2009, one share of Qwest Corporation common stock was outstanding.

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

  •
  Internet Protocol (IP).  Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to "tell" the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

ii

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

  •
  Multi-Protocol Label Switching (MPLS).  A standards-approved data networking technology that is a substitute for existing ATM and frame relay networks and that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

  •
  Private Line.  Direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

  •
  Public Switched Telephone Network (PSTN).  The worldwide voice telephone network that is accessible to every person with a telephone equipped with a dial tone.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,077	$2,177
Operating revenue—affiliates	430	447

Total operating revenue	2,507	2,624

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	359	440
Selling	460	458
General, administrative and other operating	451	452
Affiliates	51	45
Depreciation and amortization	493	514

Total operating expenses	1,814	1,909

Other expense (income)—net:
Interest expense on long-term borrowings—net	146	151
Other—net	(2)	1

Total other expense (income)—net	144	152

Income before income taxes	549	563
Income tax expense	209	214

Net income	$340	$349

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$267	$233
Accounts receivable—net of allowance of $56 and $52, respectively	830	907
Accounts receivable—affiliates	70	127
Deferred income taxes—net	198	203
Prepaid expenses and other	262	241

Total current assets	1,627	1,711
Property, plant and equipment—net	11,202	11,441
Capitalized software—net	851	844
Prepaid pension—affiliates	1,026	1,047
Other	397	400

Total assets	$15,103	$15,443

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term borrowings	$17	$19
Accounts payable	443	430
Accounts payable—affiliates	284	224
Dividends payable—Qwest Services Corporation	370	400
Accrued expenses and other	814	891
Current portion of post-retirement and other post-employment benefits and other—affiliates	179	179
Deferred revenue and advance billings	409	409

Total current liabilities	2,516	2,552
Long-term borrowings—net of unamortized debt discount and other of $103 as of both dates	7,573	7,569
Post-retirement and other post-employment benefits and other—affiliates	2,578	2,597
Deferred income taxes—net	1,331	1,262
Other	581	677

Total liabilities	14,579	14,657

Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,326	11,326
Accumulated deficit	(10,802)	(10,540)

Total stockholder's equity	524	786

Total liabilities and stockholder's equity	$15,103	$15,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$340	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493	514
Deferred income taxes	22	213
Provision for bad debt—net	25	19
Other non-cash charges—net	4	6
Changes in operating assets and liabilities:
Accounts receivable	54	59
Accounts receivable—affiliates	56	(47)
Prepaid expenses and other current assets	(20)	(1)
Accounts payable and accrued expenses and other current liabilities	(66)	(158)
Accounts payable and accrued expenses and other current liabilities—affiliates	60	95
Deferred revenue and advance billings	(8)	(3)
Other non-current assets and liabilities including affiliates	(21)	(68)

Cash provided by operating activities	939	978

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(262)	(317)
Changes in interest in investments managed by Qwest Services Corporation	(9)	(68)
Other	(8)	5

Cash used for investing activities	(279)	(380)

Financing activities:
Repayments of long-term borrowings, including current maturities	(6)	(7)
Repayments of long-term borrowings including current maturities—affiliates	—	(22)
Dividends paid to Qwest Services Corporation	(630)	(700)
Equity infusions from Qwest Services Corporation	—	231
Other	10	24

Cash used for financing activities	(626)	(474)

Cash and cash equivalents:
Increase in cash and cash equivalents	34	124
Beginning balance	233	292

Ending balance	$267	$416

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009
(Unaudited)

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

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 to conform to the current period presentation and to the presentation of the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

Use of Estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension and post-retirement benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation (Continued)

assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 8—Commitments and Contingencies for additional information.

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

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $44 million and $49 million for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.485 billion and $32.500 billion as of March 31, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.485 billion and $1.448 billion as of March 31, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes will result in additional depreciation expense of approximately $36 million for the year ending December 31, 2009 when compared to the year ended December 31, 2008. The additional depreciation for these changes, net of deferred taxes, reduced net income by approximately $6 million for the three months ended March 31, 2009 when compared to the three months ended December 31, 2008 and will reduce net income by approximately $22 million for the full year ending December 31, 2009 when compared to the year ended December 31, 2008.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation (Continued)

Transactions That Are Not Orderly." This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Note 2: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, certain of our current and non-current investments (consisting of auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, interest rate hedges, the investment fund, and auction rate securities approximate their fair values.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by SFAS No. 157 prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of March 31, 2009 and December 31, 2008:

		Fair value as of
	Level	March 31, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$49	$43
Investment fund	3	8	9

Total assets		$57	$52

Liabilities:
Long-term notes, including the current portion	1 & 2	$6,588	$6,189
Interest rate hedges	3	7	8

Total liabilities		$6,595	$6,197

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 2: Fair Value of Financial Instruments (Continued)

        The three levels of the hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
Level 2
Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3
Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

        We determined the fair value of our auction rate securities using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

        We determined the fair value of our investment fund based on the asset values of the securities underlying the fund.

        We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate ("LIBOR"). We valued the debt underlying the fair value hedges using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. We determined these valuations excluding accrued interest. For additional information on our derivative financial instruments, see Note 5—Derivative Financial Instruments.

        We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term notes including the current portion are reflected on our condensed consolidated balance sheets at original cost net of unamortized discounts and premiums. The carrying value of our long-term notes including the current portion was $7.554 billion as of March 31, 2009. For additional information, see Note 4—Borrowings.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 2: Fair Value of Financial Instruments (Continued)

        The table below presents a rollforward of the instruments valued using SFAS No. 157 Level 3 inputs for the three months ended March 31, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Interest rate hedges
	(Dollars in millions)
Balance at January 1	$43	$9	$(8)
Transfers into (out of) Level 3	—	—	—
Additions	10	2	—
Dispositions	—	(3)	—
Realized and unrealized losses:
Included in other (expense) income—net	—	—	(2)
Included in other comprehensive loss	(4)	—	3

Balance at March 31	$49	$8	$(7)

Note 3: Investments

        QSC manages the majority of our cash and all investments. Our proportionate ownership of any investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. These changes are reflected on a net basis in cash flows from investing activities on our condensed consolidated statements of cash flows.

        As of March 31, 2009 and December 31, 2008, our investments included auction rate securities of $49 million and $43 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets have prevented QSC and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities:

  •
  are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as "Triple X" securities;

  •
  currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

  •
  are rated A;

  •
  are insured against loss of principal and interest by bond insurers with BBB+ and CCC credit ratings at March 31, 2009;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 3: Investments (Continued)

        We recorded unrealized losses, net of deferred income taxes on these auction rate securities of $3 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. The cumulative unrealized losses, net of deferred income taxes, related to these securities were $11 million and $8 million as of March 31, 2009 and December 31, 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. The cost basis of these securities was $67 million as of March 31, 2009 and $56 million as of December 31, 2008. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $67 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover; we would then recognize the portion of the other than temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of March 31, 2009.

Note 4: Borrowings

        As of March 31, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and premiums, consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$—	$—
Long-term capital lease and other obligations	17	19

Total current portion of long-term borrowings	$17	$19

Long-term borrowings:
Long-term notes	$7,554	$7,554
Long-term capital lease and other obligations	19	15

Total long-term borrowings—net	$7,573	$7,569

Total long-term borrowings—net, including current portion	$7,590	$7,588

        We were in compliance with all provisions and covenants of our borrowings as of March 31, 2009.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 4: Borrowings (Continued)

New Issuance

        In April 2009, we issued approximately $811 million of 8.375% Senior Notes due 2016. We intend to use the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to QCII's revolving credit facility (referred to as the Credit Facility), the amount available to QCII under the Credit Facility increased from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by QSC and are secured by a senior lien on our stock.

Note 5: Derivative Financial Instruments

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

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

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

        In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the three months ended March 31, 2009.

        In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges had the economic effect of converting our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these interest rate swaps as fair value hedges. We terminated these hedges in the fourth quarter of 2008.

        The cash flow and fair value hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest. For additional information on the fair value of our financial instruments, see Note 2—Fair Value of Financial Instruments.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

        The fair value of derivative instruments designated as hedging instruments as of March 31, 2009 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other current assets	$—	Other current liabilities	$7

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other non-current assets	$—	Other non-current liabilities	$8

        The following table presents the effect of derivative instruments on our condensed consolidated statement of operations for the three months ended March 31, 2009 and our condensed consolidated balance sheet as of March 31, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Dollars in millions)
Interest rate contracts:
Amount of loss recognized in other comprehensive income on derivative during the three months ended March 31, 2009 (effective portion), net of deferred taxes of $1	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net
Amount of gain reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $1	$1
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—

Note 6: Severance

        For the three months ended March 31, 2009 and 2008, we recorded severance expenses of $22 million and $45 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of March 31, 2009 and December 31, 2008, our severance

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 6: Severance (Continued)

liability was $56 million and $54 million, respectively. We expect to pay substantially all of the accrued severance charges in the remainder of 2009.

Note 7: Contribution to QCII Segments

        Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII's segments: business markets, mass markets and wholesale markets. QCII's Chief Operating Decision Maker ("CODM"), who is also our CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

        The following table summarizes revenue for our major products and services for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$818	$787
Voice services	1,221	1,346
Affiliate and other services	468	491

Total operating revenue	$2,507	$2,624

Note 8: Commitments and Contingencies

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters. Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, an accrual if appropriate to do so.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 8: Commitments and Contingencies (Continued)

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

        On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court preliminarily approved the Nacchio/Woodruff settlement, certified a class for settlement purposes of purchasers of QCII's publicly traded securities between May 24, 1999 and July 28, 2002, and conducted a hearing to consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the proposed Nacchio/Woodruff settlement, QCII

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 8: Commitments and Contingencies (Continued)

has contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. Although the Nacchio/Woodruff settlement remains subject to final court approval, the court has indicated that it plans to issue such approval. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

        Certain investment companies managed by Munder Capital Management ("Munder Funds") requested to be excluded from the Nacchio/Woodruff settlement class and filed suit against Messrs. Nacchio and Woodruff on January 28, 2009. As a result, Munder Funds' claims will not be released by any court order finally approving the Nacchio/Woodruff settlement, in the event that such an order is entered. Munder Funds have alleged that Messrs. Nacchio and Woodruff violated federal securities laws by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and employing improper accounting practices. Munder Funds contend that they have incurred losses resulting from their investment in QCII's securities of approximately $110 million, and they seek compensatory and rescissionary damages, pre- and post-judgment interest, costs and attorneys' fees.

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

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N. V. ("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on March 31, 2009).

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 8: Commitments and Contingencies (Continued)

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 8: Commitments and Contingencies (Continued)

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

        A putative class action filed on behalf of certain of QCII's retirees was brought against QCII, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII's decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII's favor on the central issue of whether QCII properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on five of the eight claims asserted by plaintiffs. QCII believes the three remaining claims are without merit, and QCII has moved for summary judgment on those claims.

Note 9: Dividends

        During the three months ended March 31, 2009, we declared cash dividends to QSC of $600 million and we paid cash dividends to QSC of $630 million.

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

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to these statements, and see "Risk Factors" in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

  •
  Managed services;

  •
  Multi-protocol label switching;

  •
  Virtual private network; and

  •
  Voice over Internet Protocol, or VoIP.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's telecommunications network to transport data and voice traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line and our traditional WAN products and services, which consist of asynchronous transfer mode, or ATM, and frame relay.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our future results of operations, cash flows or financial position.

  •
  Data, Internet and video growth.  Revenue from data, Internet and video services represented 33% and 30% of our total revenue for the three months ended March 31, 2009 and 2008, respectively, and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products and services to our growth data, Internet and video products and services. These growth products and services generally use more advanced technologies and include: broadband services; private line; and video services. Revenue from our growth products and services was 88% of our total data, Internet and video revenue for the three months ended March 31, 2009 compared to 87% for the same period in 2008. We expect this revenue to continue to grow as we focus on increasing our broadband subscribers and product promotions, each of which is described further below. The revenue increases from these growth products and services have outpaced revenue declines from certain data and Internet services such as our traditional WAN services.

    We also continue to focus on increasing subscribers of our broadband services, particularly with respect to our consumer and small business customers. We reached 2.8 million broadband subscribers at March 31, 2009 compared to 2.6 million at the same date in 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds through our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. The number of our broadband subscribers grew at a lower rate in 2008 than in 2007 as we continued to compete in a maturing market where a significant portion of consumers already have a broadband connection. Although we continue to compete in a maturing market, we expect that the rate of broadband subscriber growth in 2009 will be similar to that of 2008 as we continue to increase the availability of higher connection speeds via our FTTN investment, expand our product offerings and enhance our marketing efforts.

  •
  Access line losses.  Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition, wireless substitution and declining general economic conditions contributed to an acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and product promotions.  We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions and a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

  •
  Operational efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance) while achieving operational efficiencies and improving processes through automation.

  •
  Pension and post-retirement benefits expenses.  QCII is required to recognize on its condensed consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the end of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expenses to us is based upon the demographics of our employees compared to all the remaining participants. Changes in QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize. In 2008 we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009. Changes to QCII's assumptions in future periods may further increase or decrease our expected combined net periodic expenses beyond 2009.

        While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008 and the number of employees as of March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Operating revenue	$2,507	$2,624	$(117)	(4)%
Operating expenses	1,814	1,909	(95)	(5)%
Other expense (income)—net	144	152	(8)	(5)%

Income before income taxes	549	563	(14)	(2)%
Income tax expense	209	214	(5)	(2)%

Net income	$340	$349	$(9)	(3)%

Employees (as of March 31)	30,456	33,648	(3,192)	(9)%

Operating Revenue

        Operating revenue decreased primarily due to continued access line losses and declining revenue from our traditional wide area network (WAN) services. The decrease in overall revenue was partially offset by increased revenue associated with our growth products and services.

        The following table summarizes our operating revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$818	$787	$31	4%
Voice services	1,221	1,346	(125)	(9)%
Affiliate and other services	468	491	(23)	(5)%

Total operating revenue	$2,507	$2,624	$(117)	(4)%

        The following table summarizes our total broadband and video subscribers and access lines by customer channel as of March 31, 2009 and 2008:

	March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(in thousands)
Total broadband subscribers	2,832	2,616	216	8%

Total video subscribers	802	631	171	27%

Access lines:
Business markets	2,582	2,748	(166)	(6)%
Mass markets	7,537	8,502	(965)	(11)%
Wholesales markets	1,103	1,247	(144)	(12)%

Total access lines	11,222	12,497	(1,275)	(10)%

        In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue.

  Data, Internet and Video Services

        Data, Internet and video services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of March 31, 2009 compared to March 31, 2008. The increase in broadband services revenue resulted from an increase in subscribers, partially offset by rate discounts. Private line services revenue also increased due to higher volumes partially offset by lower rates. These revenue increases were partially offset by a decrease in our traditional WAN services revenue due to lower volumes.

  Voice Services

        Voice services revenue decreased primarily due to lower local voice services revenue, which was driven by access line losses resulting from the competitive pressures described in "Business Trends" above. Local voice services revenue was impacted by these competitive pressures as customers disconnected primary and additional lines. In addition, local voice services revenue decreased due to declining demand for unbundled network elements, and access services revenue decreased primarily due to a decline in volume for the three months ended March 31, 2009 compared to the same period in 2008.

  Affiliate and Other Services Revenue

        Affiliate services revenue decreased primarily due to reduced support associated with an affiliate's winding down of its wireless business as we transition to selling Verizon Wireless products and services.

        We estimate that the profit from affiliate services was approximately $90 million and $110 million, before income taxes, for the three months ended March 31, 2009 and 2008, respectively.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$254	$332	$(78)	(23)%
Other	105	108	(3)	(3)%

Total cost of sales	359	440	(81)	(18)%

Selling:
Employee-related costs	274	266	8	3%
Marketing, advertising and external commissions	110	124	(14)	(11)%
Other	76	68	8	12%

Total selling	460	458	2	—%

General, administrative and other operating:
Employee-related costs	150	124	26	21%
Taxes and fees	98	115	(17)	(15)%
Real estate and occupancy costs	70	78	(8)	(10)%
Other	133	135	(2)	(1)%

Total general, administrative and other operating	451	452	(1)	—%

Affiliates	51	45	6	13%
Depreciation and amortization	493	514	(21)	(4)%

Total operating expenses	$1,814	$1,909	$(95)	(5)%

  Cost of Sales (exclusive of depreciation and amortization)

        Employee-related costs decreased primarily due to lower salaries, wages and benefits and lower severance charges related to employee reductions in our network operations in the first quarter of 2009 as compared to the same period in 2008.

  Selling Expenses

        Employee-related costs increased as severance charges recorded in the first quarter of 2009 were partially offset by employee reductions.

        Marketing, advertising and external commissions decreased primarily due to lower marketing and advertising costs to promote product bundling. We expect our total marketing and advertising costs for 2009 to be slightly lower than total 2008 marketing and advertising costs.

        Other selling costs increased due to higher expenses for litigation related losses and adjustments made to our bad debt reserve.

  General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to higher pension and post-retirement expenses. These benefits expenses are calculated annually based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008, we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009.

        We expect to recognize approximately $172 million in non-cash combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $13 million for 2008. Changes to QCII's assumptions at the end of 2009 may further increase or decrease our allocated combined net periodic benefits expenses beyond 2009.

        Taxes and fees decreased primarily due to lower contributions in USF charges due to continued access line erosion and decreased property taxes.

        Real estate and occupancy costs decreased primarily due to lower fuel costs and lower overall fuel use for fleet vehicles.

  Affiliate Expenses

        Affiliate expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits.

        Affiliate expenses increased primarily due to increases in wholesale Internet access.

  Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$439	$464	$(25)	(5)%
Amortization	54	50	4	8%

Total depreciation and amortization	$493	$514	$(21)	(4)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes will result in additional depreciation expense of approximately $36 million for the year ending December 31, 2009 when compared to the year ended December 31, 2008. The additional depreciation for these changes reduced net income by approximately $6 million for the three months ended March 31, 2009 and will reduce net income by approximately $22 million for the full year ending December 31, 2009 when compared to the year ended December 31, 2008.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$146	$151	$(5)	(3)%
Other—net	(2)	1	(3)	nm

Total other expense (income)—net	$144	$152	$(8)	(5)%

Income tax expense	$209	$214	$(5)	(2)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Interest expense on long-term borrowings—net decreased due to declining debt levels and decreasing rates on floating rate notes.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38% for each of the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings and on our access to capital markets and changes in the financial market's perception of us. QCII and its consolidated subsidiaries had total borrowings of $13.342 billion and $13.555 billion at March 31, 2009 and December 31, 2008 respectively.

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

Near-Term View

        At March 31, 2009, we held cash and cash equivalents totaling $267 million, and QCII has $910 million available under its currently undrawn revolving credit facility (referred to as the Credit Facility). We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. We have no debt maturing in the next 12 months.

        During the 12 months ended March 31, 2009, our net cash generated by operating activities totaled $3.440 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be approximately $1.4 billion or less in 2009) and dividends to QSC.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we expect that we would use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows.

        At March 31, 2009, our current liabilities exceeded our current assets by $889 million. This working capital deficit increased as compared to our working capital deficit at December 31, 2008 due to a dividend declared to QSC and capital expenditures. These items were partially offset by our earnings before depreciation and amortization.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. In April 2009, we completed a debt offering for net proceeds of $738 million. Due to recent turmoil in the credit markets and the continued decline in the economy, our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us may be impaired.

Long-Term View

        We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC, and it is likely that we will operate with a working capital deficit in the future. As discussed above, we continue to generate substantial cash from operations. We believe that these cash flows, combined with continued access to the capital markets to refinance debt as it comes due, will provide sufficient liquidity to continue our planned investing and financing activities.

  Debt

        We have a significant amount of debt maturing in the next several years, including $500 million maturing in 2010, $825 million maturing in 2011 and $1.500 billion maturing in 2012. We believe that we will continue to have access to capital markets to refinance our debt as necessary. However, as demonstrated by recent turmoil in the credit markets, our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us may be impaired.

        QCII's revolving credit facility makes available to it $910 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit

Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

  •
  QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

  •
  judicial proceedings are commenced to foreclose on any of QCII's assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon a cross default, the creditors of a material amount of QCII's debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets.

        The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that QCII's earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII's debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, QCII's debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII's liquidity and flexibility due to potential restrictions on drawing on its Credit Facility and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

        We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

  •
  revenue and cash provided by operations significantly decline;

  •
  poor economic conditions continue to persist;

  •
  competitive pressures increase;

  •
  we are required to contribute a material amount of cash to QCII's pension or post-retirement benefit plans; or

  •
  QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

  Pension Plan

        Benefits paid by QCII's pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $745 million at December 31, 2008. Cash funding requirements are significantly impacted by earnings on investments, the applicable discount rate at the end of each year and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on elections QCII will make in 2010 relating to, among other things, the method of determining discount rates, and subject to any changes in funding laws and regulations, it may be required to make cash contributions to the plan in the range of $0 to $300 million. If the elections that QCII makes do not require a contribution in 2010, it is highly likely that a contribution will be required in 2011. The amount of any required contribution in 2011 will be dependant upon earnings on investments, discount rates and funding laws and regulations. If a contribution is made in 2010, it may reduce required contributions after 2010.

        Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their required pension contribution.

  Post-Retirement Benefits

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. However, a trust has been established to help cover the health care costs of retirees who are former occupational employees. As of December 31, 2008, the fair value of the trust assets was $915 million and QCII believed that the trust assets would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid directly through operations. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if QCII assumes that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would still be exhausted in approximately five years, but if QCII assumes that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years.

        Our employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their required post-retirement contribution.

Historical View

        The following table summarizes cash flow activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$939	$978	$(39)	(4)%
Used for investing activities	279	380	(101)	(27)%
Used for financing activities	626	474	152	32%

  Operating Activities

        Cash provided by operating activities decreased in the first quarter of 2009 compared to 2008 primarily due to reduced cash collections from reduced operating revenue, reduced affiliate billing and collections and additional payroll payments due to timing of pay periods.

  Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures and lower net purchases of investments in securities managed by QSC.

  Financing Activities

        Cash used for financing activities increased primarily due to a $231 million equity infusion from QSC in the first quarter of 2008. A significant portion of this equity infusion related to QSC's transfer to us of most of its administrative and other functions and related assets and liabilities.

        We paid cash dividends of $630 million and $700 million for the three months ended March 31, 2009 and 2008 respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

        We were in compliance with all provisions and covenants of our borrowings as of March 31, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $125 million. As of March 31, 2009, we had outstanding letters of credit of approximately $56 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of March 31, 2009, no portion of our long-term debt obligations is scheduled to mature in the subsequent 12 months.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of March 31, 2009 and December 31, 2008, we had $750 million of floating-rate debt outstanding, of which $250 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $1 million.

  Investments

        As of March 31, 2009, our cash and investments managed by QSC included $264 million invested in highly liquid cash-equivalent instruments, $49 million invested in auction rate securities and $8 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by less than $1 million.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Website Access and Important Investor Information

        Our website address is www.qwest.com, and we routinely post important investor information in the "Investor Relations" section of our website at www.qwest.com/about/investor. The information contained on, or that may be accessed through, our website is not part of this report.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the heading "Risk Management" in Item 2 of Part I of this report is incorporated herein by reference.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

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

        We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and QCII's and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent, such as wireless services and video services. If these initiatives are unsuccessful or insufficient, we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this would adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        As described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate resolution of the objections by Messrs. Nacchio and Woodruff to the decision approving the QCII settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by QCII in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

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

        Further, there are other material proceedings pending against QCII as described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII's and our financial position. Thus, we can give no assurances as to the impacts on QCII's and our operating results or financial condition as a result of these matters.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the Federal Communications Commission or FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required. We are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2009 the state utility commissions in Arizona, New Mexico and Minnesota will be considering whether to renew the price cap plans that govern the rates that we charge in each of these states. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        Our ultimate parent, QCII, continues to carry significant debt. As of March 31, 2009, our consolidated debt was approximately $7.6 billion, which was included in QCII's consolidated debt of $13.3 billion as of that date. Approximately $6.4 billion of QCII's debt, which includes approximately $2.8 billion of our debt obligations, comes due over the next three years. The $6.4 billion amount also includes $1.265 billion of QCII's 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII may elect to redeem at any time on or after November 20, 2010 and holders may require QCII to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the current expectation of QCII's Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require QCII to repurchase their notes for cash on November 15, 2010, if QCII or we are required to contribute a material amount of cash to QCII's pension or other post-retirement benefit plans or if QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

        QCII's $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligations or a significant decrease in the value of plan assets. With respect to QCII's qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII may be required to make cash contributions to this plan as early as 2010. Future material cash contributions, if any, could have a negative impact on QCII's liquidity by reducing its cash flows which in turn could affect our liquidity.

        In addition, QCII's condensed consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, and significant increases in QCII's benefit obligations or significant decreases of the value of plan assets can occur without necessarily impacting QCII's net income in the short term. In addition, QCII's benefit obligations could increase significantly if it needs to unfavorably revise the assumptions it used to calculate the obligations. The value of QCII's plan assets was several times larger than QCII's stockholders' equity as of December 31, 2007. However, asset values decreased significantly in 2008, which caused QCII's previous stockholders' equity position to become a deficit position as of December 31, 2008. Stockholders' equity or deficit is one of several measures used by certain customers and vendors, among others, to evaluate a company's financial condition. As such, QCII's current stockholders' deficit position or any future increases in its stockholders' deficit could adversely impact QCII's competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2008, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer's Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

Exhibit Number	Description
(4.10)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(10.2)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.3)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 29, 2009