Form 10-Q
period 2009-06-30
QWEST CORP
filed 2009-07-30
CIK 68622

Use these links to rapidly review the document
QWEST CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On July 28, 2009, one share of Qwest Corporation common stock was outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue:
Operating revenue	$2,035	$2,151	$4,112	$4,328
Operating revenue—affiliates	428	456	858	903

Total operating revenue	2,463	2,607	4,970	5,231

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	379	402	738	842
Selling	415	456	875	914
General, administrative and other operating	469	380	920	832
Affiliates	31	45	82	90
Depreciation and amortization	494	514	987	1,028

Total operating expenses	1,788	1,797	3,602	3,706

Operating income	675	810	1,368	1,525
Other expense (income)—net:
Interest expense on long-term borrowings—net	162	148	308	299
Other—net	22	(1)	20	—

Total other expense (income)—net	184	147	328	299

Income before income taxes	491	663	1,040	1,226
Income tax expense	186	252	395	466

Net income	$305	$411	$645	$760

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$906	$233
Accounts receivable—net of allowance of $53 and $52, respectively	832	907
Accounts receivable—affiliates	74	127
Deferred income taxes—net	200	203
Prepaid expenses and other	234	241

Total current assets	2,246	1,711
Property, plant and equipment—net	11,012	11,441
Capitalized software—net	859	844
Prepaid pension—affiliate	996	1,047
Other	339	400

Total assets	$15,452	$15,443

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term borrowings	$514	$19
Accounts payable	431	430
Accounts payable—affiliates	104	224
Dividends payable—Qwest Services Corporation	400	400
Accrued expenses and other	874	891
Current portion of post-retirement and other post-employment benefits and other—affiliates	177	179
Deferred revenue and advance billings	402	409

Total current liabilities	2,902	2,552
Long-term borrowings—net of unamortized debt discount and other of $161 and $103, respectively	7,832	7,569
Post-retirement and other post-employment benefits and other—affiliates	2,625	2,597
Deferred income taxes—net	1,196	1,262
Other	692	677

Total liabilities	15,247	14,657

Commitments and contingencies (Note 9)
Stockholder's equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,297	11,326
Accumulated deficit	(11,092)	(10,540)

Total stockholder's equity	205	786

Total liabilities and stockholder's equity	$15,452	$15,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$645	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	987	1,028
Deferred income taxes	23	229
Provision for bad debt—net	43	39
Other non-cash charges—net	11	19
Changes in operating assets and liabilities:
Accounts receivable	35	7
Accounts receivable—affiliates	51	(72)
Prepaid expenses and other current assets	14	29
Accounts payable and accrued expenses and other current liabilities	(16)	(147)
Accounts payable and accrued expenses and other current liabilities—affiliates	(129)	(117)
Deferred revenue and advance billings	(19)	(14)
Other non-current assets and liabilities including affiliates	59	(79)

Cash provided by operating activities	1,704	1,682

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(542)	(745)
Changes in interest in investments managed by Qwest Services Corporation	(3)	(43)
Other	(7)	7

Cash used for investing activities	(552)	(781)

Financing activities:
Proceeds from long-term borrowings	738	—
Repayments of long-term borrowings, including current maturities	(14)	(13)
Repayments of long-term borrowings, including current maturities—affiliates	—	(22)
Dividends paid to Qwest Services Corporation	(1,200)	(1,000)
Equity infusions from Qwest Services Corporation	—	231
Other	(3)	4

Cash used for financing activities	(479)	(800)

Cash and cash equivalents:
Increase in cash and cash equivalents	673	101
Beginning balance	233	292

Ending balance	$906	$393

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2009

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

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have evaluated subsequent events through July 29, 2009, the date these financial statements were issued. We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 to conform to the current period presentation and to the presentation of the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations for the three and six months ended June 30, 2009 and the condensed consolidated statement of cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

Use of Estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 7—Tax Matters and Note 9—Commitments and Contingencies for additional information.

  •
  For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded.

        For all of these and other matters, actual results could differ from our estimates.

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $46 million and $89 million for the three and six months ended June 30, 2009, respectively, and $51 million and $100 million for the three and six months ended June 30, 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.681 billion and $32.499 billion as of June 30, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.521 billion and $1.448 billion as of June 30, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $9 million and $18 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, and will result in additional depreciation expense of approximately $36 million for the full year ending December 31, 2009 compared to the year ended December 31, 2008. The additional depreciation for these changes, net of deferred taxes, reduced net income by approximately $5 million and $11 million for the three and six months ended June 30, 2009, respectively, and will reduce net income by approximately $22 million for the full year ending December 31, 2009.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted Financial Accounting Standards Board ("FASB") Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (Accounting Standards Codification ("ASC") 820-10-65). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") (ASC 820-10). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320-10-65). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

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

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB in SFAS No. 157 (ASC 820-1).

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 2: Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of June 30, 2009 and December 31, 2008:

		Fair value as of
	Level	June 30, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$48	$43
Investment fund	3	7	9

Total assets		$55	$52

Liabilities:
Long-term notes, including the current portion	1 & 2	$7,664	$6,189
Interest rate hedges	3	7	8

Total liabilities		$7,671	$6,197

        The three levels of the FASB fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 2: Fair Value of Financial Instruments (Continued)

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

        We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term notes including the current portion are reflected on our condensed consolidated balance sheets at original cost net of unamortized discounts and premiums. The carrying value of our long-term notes including the current portion was $8.306 billion as of June 30, 2009. For additional information, see Note 4—Borrowings.

        The table below presents a rollforward of the instruments valued using Level 3 inputs for the six months ended June 30, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Interest rate hedges
	(Dollars in millions)
Balance at January 1	$43	$9	$(8)
Transfers into (out of) Level 3	—	—	—
Additions	5	1	—
Dispositions	—	(4)	—
Realized and unrealized losses:
Included in other (expense) income—net	—	1	—
Included in other comprehensive income	—	—	1

Balance at June 30	$48	$7	$(7)

Note 3: Investments

        QSC manages the majority of our cash and investments. Our proportionate ownership of these investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. These changes are reflected on a net basis in cash flows from investing activities on our condensed consolidated statements of cash flows.

        As of June 30, 2009 and December 31, 2008, our investments included auction rate securities of $48 million and $43 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 3: Investments (Continued)

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

  •
  are rated A;

  •
  are insured against loss of principal and interest by two bond insurers. One bond insurer had a credit rating of BBB and the other bond insurer was not rated at June 30, 2009;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

        We recorded an immaterial amount of unrealized gains and losses, net of deferred income taxes, on these auction rate securities for the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008. The cumulative unrealized losses, net of deferred income taxes, related to these securities were $9 million and $8 million as of June 30, 2009 and December 31, 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. The cost basis of these securities was $62 million as of June 30, 2009 and $56 million as of December 31, 2008. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $62 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover; we would then recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of June 30, 2009.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 4: Borrowings

        As of June 30, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and premiums, consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$500	$—
Long-term capital lease and other obligations	14	19

Total current portion of long-term borrowings	514	19

Long-term borrowings:
Long-term notes	7,806	7,554
Long-term capital lease and other obligations	26	15

Total long-term borrowings—net	7,832	7,569

Total long-term borrowings—net, including current portion	$8,346	$7,588

        We were in compliance with all provisions and covenants of our borrowings as of June 30, 2009.

New Issuance

        In April 2009, we issued approximately $811 million of 8.375% Senior Notes due 2016. We are using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to QCII's revolving credit facility (referred to as the Credit Facility), the amount available to QCII under the Credit Facility increased from $850 million to $910 million. In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to QCII under the Credit Facility increased from $910 million to $945 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility by QCII are guaranteed by QSC and are secured by a senior lien on our stock.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

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

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

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

        We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the six months ended June 30, 2009.

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

        The cash flow hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. This valuation was determined excluding accrued interest.

        The fair value of derivative instruments designated as hedging instruments as of June 30, 2009 is described below:

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

        The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and our condensed consolidated balance sheet as of June 30, 2009:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivative (effective portion), net of deferred taxes of $— for both periods	$—	$ 1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $— and $1, respectively	$ 1	$ 2
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 6: Severance

        For the three months ended June 30, 2009 and 2008, we recorded severance expenses of $21 million and $3 million, respectively. For the six months ended June 30, 2009 and 2008, we recorded severance expenses of $43 million and $48 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of June 30, 2009 and December 31, 2008, our severance liability was $57 million and $54 million, respectively. We expect to pay substantially all of the accrued severance charges during the next twelve months.

Note 7: Tax Matters

        During the second quarter of 2009, QCII executed a settlement with the IRS relating to its audit of tax years 2002 and 2003.

Note 8: Contribution to QCII Segments

        Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII's segments: business markets, mass markets and wholesale markets. QCII's Chief

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 8: Contribution to QCII Segments (Continued)

Operating Decision Maker ("CODM"), who is also our CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

        The following table summarizes revenue for our major products and services for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue:
Data, Internet and video services	$810	$795	$1,628	$1,582
Voice services	1,184	1,310	2,405	2,656
Affiliate and other services	469	502	937	993

Total operating revenue	$2,463	$2,607	$4,970	$5,231

Note 9: Commitments and Contingencies

        QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters. Only those matters to which we are a party represent contingencies for which we have recorded, or could reasonably anticipate recording, reserves if appropriate to do so.

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

        To the extent appropriate, we have provided reserves for each of the matters described below.

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

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 9: Commitments and Contingencies (Continued)

Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $308 million based on the exchange rate on June 30, 2009).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII's subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

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

Securities Litigation

        On January 28, 2009, certain investment companies managed by Munder Capital Management ("Munder Funds")—which were excluded at their request from the settlement class in the Nacchio/Woodruff settlement described below under "Settlement of Consolidated Securities Action"—filed a lawsuit against Messrs. Nacchio and Woodruff alleging that during the time they were affiliated

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 9: Commitments and Contingencies (Continued)

with QCII, they violated federal securities laws by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and employing improper accounting practices. Munder Funds contend that they have incurred losses resulting from their investment in QCII's securities of approximately $110 million, and they seek compensatory and rescissionary damages, pre- and post-judgment interest, costs and attorneys' fees.

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

        Qwest Communications Company, LLC ("QCC") is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission ("FCC") regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        A putative class action filed on behalf of certain of QCII's retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 9: Commitments and Contingencies (Continued)

connection with QCII's decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII's favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on five of the eight claims asserted by plaintiffs. QCII believes the three remaining claims are without merit, and QCII has moved for summary judgment on those claims.

Matters resolved during second quarter, 2009:

Settlement of Consolidated Securities Action

        Twelve putative class actions purportedly brought on behalf of purchasers of QCII's publicly traded securities between May 24, 1999, and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against QCII and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about QCII's business and investments, including materially false statements in certain of QCII's registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

        In November 2005, QCII, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that settled the consolidated securities action against QCII and certain other defendants (the "QCII settlement"). No parties admit any wrongdoing as part of the QCII settlement. Pursuant to the QCII settlement, QCII deposited approximately $400 million in cash into a settlement fund. In connection with the QCII settlement, QCII received $10 million from Arthur Andersen LLP. As part of the QCII settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen.

        The QCII settlement resolved and released the individual claims of the class representatives and the claims of the settlement class they represent against QCII and all defendants except Joseph Nacchio, QCII's former chief executive officer, and Robert Woodruff, QCII's former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed QCII settlement and certified a class for settlement purposes of purchasers of QCII's publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff's objections to the QCII settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 9: Commitments and Contingencies (Continued)

to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that resulted in the implementation of the QCII settlement.

        On August 4, 2008, QCII, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). On May 26, 2009, the court approved the Nacchio/Woodruff settlement and certified a class for settlement purposes of purchasers of QCII's publicly traded securities between May 24, 1999 and July 28, 2002. The Nacchio/Woodruff settlement (i) settled the individual claims of the class representatives and the class they represented against Messrs. Nacchio and Woodruff and (ii) resulted in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the QCII settlement and the resolution of their indemnification dispute with QCII arising from the QCII settlement. Under the Nacchio/Woodruff settlement, QCII deposited $40 million into a settlement fund, and Messrs. Nacchio and Woodruff have contributed a total of $5 million of insurance proceeds. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

        The QCII settlement and the Nacchio/Woodruff settlement became final on June 26, 2009, at which point QCII's rights pertaining to the amounts deposited into the settlement fund were extinguished. This resulted in a decrease in QCII's other non-current assets and a corresponding decrease in QCII's other non-current liabilities of approximately $442 million.

Note 10: Dividends

        During the three and six months ended June 30, 2009, we declared cash dividends to QSC of $600 million and $1.200 billion, respectively, and paid cash dividends to QSC of $570 million and $1.200 billion, respectively.

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

  •
  Managed services;

  •
  Multi-protocol label switching;

  •
  Virtual private network; and

  •
  Voice over Internet Protocol, or VoIP.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's telecommunications network to transport data and voice traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line and our traditional wide area network ("WAN") products and services, which consist of asynchronous transfer mode, or ATM, and frame relay.

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

  •
  Growth in data, Internet and video services.    Revenue from data, Internet and video services represented 33% and 30% of our total revenue for the six months ended June 30, 2009 and 2008, respectively and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products and services to those which use more advanced technologies including broadband services, private line, and video services. Revenue from these growth products and services was 88% of our total data, Internet and video revenue for the six months ended June 30, 2009. The revenue increases from our growth products and services have outpaced revenue declines from certain data and Internet services such as our traditional WAN services.

    We also continue to focus on increasing subscribers of our broadband services, particularly with respect to our consumer and small business customers. We reached 2.9 million broadband subscribers at June 30, 2009 compared to 2.6 million at June 30, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result we continue to invest in our fiber to the node ("FTTN") deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market where a significant portion of consumers already have broadband services. We now expect the net number of our broadband subscriber additions in 2009 will be comparable to our net additions in 2008; however, we are experiencing intense broadband competition and price compression.

  •
  Continuing loss of access lines.    Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition, wireless substitution and declining general economic conditions contributed to an acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and promotions.    We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

  •
  Greater operating efficiencies.    We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance) while achieving operational efficiencies and improving processes through automation.

  •
  Pension and post-retirement benefits expenses.    QCII is required to recognize on its condensed consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the end of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees compared to all the remaining participants. Changes in QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize. In 2008 we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009. Changes to QCII's assumptions in future periods may further increase or decrease our expected combined net periodic expenses beyond 2009.

        While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations for the three and six months ended June 30, 2009 and 2008 and the number of employees as of June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,463	$2,607	$(144)	(6)%	$4,970	$5,231	$(261)	(5)%
Operating expenses	1,788	1,797	(9)	(1)%	3,602	3,706	(104)	(3)%

Operating income	675	810	(135)	(17)%	1,368	1,525	(157)	(10)%
Other expense (income)—net	184	147	37	25%	328	299	29	10%

Income before income taxes	491	663	(172)	(26)%	1,040	1,226	(186)	(15)%
Income tax expense	186	252	(66)	(26)%	395	466	(71)	(15)%

Net income	$305	$411	$(106)	(26)%	$645	$760	$(115)	(15)%

Employees (as of June 30)					29,150	32,242	(3,092)	(10)%

Operating Revenue

        Operating revenue decreased primarily due to continued access line losses and declining revenue from our traditional WAN services. The decrease in overall revenue was partially offset by increased revenue associated with our growth products and services.

        The following table summarizes our operating revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Data, Internet and video services Voice services	$810	$795	$15	2%	$1,628	$1,582	$46	3%
Voice services	1,184	1,310	(126)	(10)%	2,405	2,656	(251)	(9)%
Affiliate and other services	469	502	(33)	(7)%	937	993	(56)	(6)%

Total operating revenue	$2,463	$2,607	$(144)	(6)%	$4,970	$5,231	$(261)	(5)%

        The following table summarizes our total broadband and video subscribers and access lines by customer channel as of June 30, 2009 and 2008:

	June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers	2,884	2,647	237	9%

Total video subscribers	833	666	167	25%

Access lines:
Business markets	2,526	2,713	(187)	(7)%
Mass markets	7,288	8,266	(978)	(12)%
Wholesales markets	1,075	1,210	(135)	(11)%

Total access lines	10,889	12,189	(1,300)	(11)%

        In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue.

  Data, Internet and Video Services

        Data, Internet and video services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of June 30, 2009 compared to June 30, 2008. The increase in broadband services revenue resulting from an increase in subscribers was partially offset by rate discounts. Private line services revenue also increased due to higher volumes. These revenue increases were partially offset by a decrease in our traditional WAN services revenue due to lower volumes.

  Voice Services

        Voice services revenue decreased primarily due to lower local voice services revenue, which was driven by access line losses resulting from the competitive pressures described in "Business Trends" above. Local voice services revenue was impacted by these competitive pressures as customers disconnected primary and additional lines. Access and local voice services revenue declined due to access line loss and a declining demand for unbundled network elements for the six months ended June 30, 2009 compared to the same period in 2008.

  Affiliate and Other Services Revenue

        Affiliate services revenue decreased primarily due to reduced support associated with an affiliate's winding down of its wireless business as we transition to selling Verizon Wireless products and services. In addition, we had reduced support associated with an affiliate's winding down of its video and data products and services. These decreases in affiliate services were partially offset by an increase in services we provided to support an affiliate's data and Internet product offerings.

        We estimate that the profit from affiliate services was approximately $70 million and $100 million, before income taxes, for the three months ended June 30, 2009 and 2008, respectively, and $160 million and $210 million, before income taxes, for the six months ended June 30, 2009 and 2008, respectively.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$259	$270	$(11)	(4)%	$513	$602	$(89)	(15)%
Other	120	132	(12)	(9)%	225	240	(15)	(6)%

Total cost of sales	379	402	(23)	(6)%	738	842	(104)	(12)%

Selling:
Employee-related costs	245	268	(23)	(9)%	519	534	(15)	(3)%
Marketing, advertising and external commissions	109	111	(2)	(2)%	219	235	(16)	(7)%
Other	61	77	(16)	(21)%	137	145	(8)	(6)%

Total selling	415	456	(41)	(9)%	875	914	(39)	(4)%

General, administrative and other operating:
Employee-related costs	175	112	63	56%	325	236	89	38%
Taxes and fees	99	61	38	62%	197	176	21	12%
Real estate and occupancy costs	66	74	(8)	(11)%	136	152	(16)	(11)%
Other	129	133	(4)	(3)%	262	268	(6)	(2)%

Total general, administrative and other operating	469	380	89	23%	920	832	88	11%

Affiliates	31	45	(14)	(31)%	82	90	(8)	(9)%
Depreciation and amortization	494	514	(20)	(4)%	987	1,028	(41)	(4)%

Total operating expenses	$1,788	$1,797	$(9)	(1)%	$3,602	$3,706	$(104)	(3)%

  Cost of Sales (exclusive of depreciation and amortization)

        Employee-related costs decreased for the three and six months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower salaries, wages and benefits related to employee reductions in our network operations. In addition, severance expense decreased for the six months ended June 30, 2009 and increased for the three months ended June 30, 2009 compared to the same periods in 2008 due to the timing of when employee reductions occurred.

        Other cost of sales decreased primarily due to lower network expense and professional fees as a result of our continued focus on managing costs associated with operating and maintaining our network.

  Selling Expenses

        Employee-related costs decreased due to lower salaries, wages and benefits related to employee reductions in our sales organization for the three and six months ended June 30, 2009 as compared to the same period in 2008. This was partially offset by severance expenses for both the three and six months ended June 30, 2009 as compared to the same period in 2008.

        Marketing, advertising and external commissions decreased due to reduced spending associated with media, direct mail, and sponsorships as well as reductions in agency fees.

        Other expenses decreased primarily due to lower professional fees as a result of a favorable rate change in credit processing fees and other cost savings initiatives which were partially offset by litigation related losses recorded in the first quarter of 2009.

  General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to increased pension and post-retirement benefits expense. These benefits expenses are based on several assumptions, including among other things, discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009.

        We now expect to recognize approximately $205 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $13 million for 2008. This expected total combined net benefits expense for 2009 is $33 million more than the amount we previously disclosed, due primarily to adjustments to our estimates of the fair value of certain private-equity and alternative investments held by our plan trusts that were estimated based on previously available preliminary information at December 31, 2008. Of the annual $33 million change for 2009, $17 million has been reflected in the three months ended June 30, 2009 and is included in employee-related costs. Changes to QCII's assumptions at the end of 2009 may increase or decrease our expected combined net periodic benefits expenses beyond 2009.

        Taxes and fees increased as a result of a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008. These increases were partially offset by lower USF charges resulting from continued access line erosion and a decrease in property taxes.

        Real estate and occupancy costs decreased primarily due to lower rent expense and fuel costs.

  Affiliates Expenses

        Affiliate expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits.

        Affiliate expenses decreased primarily due to reduced insurance costs driven by premium discounts and refunds partially offset by increases in wholesale Internet access in support of our broadband business.

  Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$438	$463	$(25)	(5)%	$877	$927	$(50)	(5)%
Amortization	56	51	5	10%	110	101	9	9%

Total depreciation and amortization	$494	$514	$(20)	(4)%	$987	$1,028	$(41)	(4)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital expenditures remain approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 due to an increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $9 million and $18 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008 and will result in additional depreciation expense of approximately $36 million for the full year ending December 31, 2009 compared to the year ended December 31, 2008. The additional depreciation for these changes, net of deferred taxes, reduced net income by approximately $5 million and $11 million for the three and six months ended June 30, 2009, respectively, and will reduce net income by approximately $22 million for the full year ending December 31, 2009.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$162	$148	$14	9%	$308	$299	$9	3%
Other—net	22	(1)	23	nm	20	—	20	nm

Total other expense (income)—net	$184	$147	$37	25%	$328	$299	$29	10%

Income tax expense	$186	$252	$(66)	(26)%	$395	$466	$(71)	(15)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Interest expense on long-term borrowings—net increased due to increased debt levels as a result of our debt issuance in April 2009, but was partially offset by decreasing interest rates on floating rate notes.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), and gains and losses related to fair value interest rate hedges. Other—net increased due to higher tax related interest for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. We expect this tax related interest to reverse in the third quarter of 2009.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38% for the three months ended June 30, 2009 and 2008 and 38% for the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings and on our access to capital markets and changes in the financial market's perception of us. QCII and its consolidated subsidiaries had total borrowings of $14.123 billion and $13.555 billion at June 30, 2009 and December 31, 2008, respectively.

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

Near-Term View

        At June 30, 2009, we held cash and cash equivalents totaling $906 million, and QCII had $910 million available under its currently undrawn revolving credit facility (referred to as the Credit Facility). We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months.

        During the 12 months ended June 30, 2009, our net cash generated by operating activities totaled $3.501 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be approximately $1.3 billion or less in 2009), $500 million of debt maturing in June 2010 and dividends to QSC.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows.

        At June 30, 2009, our current liabilities exceeded our current assets by $656 million. Our working capital deficit improved as compared to our working capital deficit at December 31, 2008 due to earnings before depreciation and amortization and proceeds on long-term debt, which were partially offset by capital expenditures, non-current debt reclassified to current debt and dividends declared to QSC.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. Even though we were able to issue new debt financing in April, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

  Debt

        We have a significant amount of debt maturing in the next several years, including $500 million maturing in 2010, $825 million maturing in 2011 and $1.500 billion maturing in 2012. We believe that we will continue to have access to capital markets to refinance our debt as necessary. Even though we were able to issue new debt financing in April, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to QCII under the Credit Facility increased from $910 million to

$945 million. The Credit Facility is subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

        The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that QCII's earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII's debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, QCII's debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII's liquidity and flexibility due to potential restrictions on drawing on its Credit Facility and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

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

  •
  QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

  Pension Plan

        Benefits paid by QCII's pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $745 million at

December 31, 2008. Cash funding requirements are significantly impacted by earnings on investments, the applicable discount rate at the end of each year and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on elections QCII will make in 2010 relating to, among other things, the method of determining discount rates, and subject to any changes in funding laws and regulations, it may be required to make cash contributions to the plan in the range of $0 to $300 million in 2010. If the elections that QCII makes do not require a contribution in 2010, it is highly likely that a contribution will be required in 2011. The amount of any required contributions in 2011 and beyond will be dependant upon earnings on investments, discount rates and funding laws and regulations. If a contribution is made in 2010, it may reduce required contributions after 2010.

        Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their pension contribution.

  Post-Retirement Benefits

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. However, a trust has been established to help cover the health care costs of retirees who are former occupational employees. As of December 31, 2008, the fair value of the trust assets was $915 million and QCII believed that the trust assets would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid directly by QCII. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if QCII assumes that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels, the trust would still be exhausted in approximately five years, but if QCII assumes that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years.

        Our employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their post-retirement contribution.

Historical View

        The following table summarizes cash flow activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,704	$1,682	$22	1%
Used for investing activities	552	781	(229)	(29)%
Used for financing activities	479	800	(321)	(40)%

  Operating Activities

        Cash provided by operating activities has remained relatively flat.

  Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures and lower net purchases of investments in securities managed by QSC.

  Financing Activities

        Cash used for financing activities decreased primarily due to our issuance of $811 million of Senior Notes in April 2009, which resulted in net proceeds of $738 million.

        We paid cash dividends of $1.200 billion and $1.000 billion for the six months ended June 30, 2009 and 2008, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

        We were in compliance with all provisions and covenants of our borrowings as of June 30, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $110 million. As of June 30, 2009, we had outstanding letters of credit of approximately $55 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of June 30, 2009, we had $500 million of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease quarterly pre-tax earnings by approximately $1 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of June 30, 2009 and December 31, 2008, we had $750 million of floating-rate debt outstanding, of which $250 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $1 million.

  Investments

        As of June 30, 2009, our cash and investments managed by QSC included $904 million invested in highly liquid cash-equivalent instruments, $48 million invested in auction rate securities and $7 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by approximately $2 million.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

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

        As described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

        Further, there are other material proceedings pending against QCII as described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on QCII's and our financial position. Thus, we can give no assurances as to the impacts on QCII's and our operating results or financial condition as a result of these matters.

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

        Our ultimate parent, QCII, continues to carry significant debt. As of June 30, 2009, our consolidated debt was approximately $8.3 billion, which was included in QCII's consolidated debt of approximately $14.1 billion as of that date. Approximately $6.4 billion of QCII's debt, which includes approximately $2.8 billion of our debt obligations, comes due over the next three years. The $6.4 billion amount also includes $1.265 billion of QCII's 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII may elect to redeem at any time on or after November 20, 2010 and holders may require QCII to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the current expectation of QCII's Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require QCII to repurchase their notes for cash on November 15, 2010, if QCII or we are required to contribute a material amount of cash to QCII's pension or other post-retirement benefit plans or if QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

        QCII's $945 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

July 29, 2009