Form 10-Q
period 2009-09-30
QWEST CORP
filed 2009-10-28
CIK 68622

Use these links to rapidly review the document
QWEST CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

         On October 27, 2009, one share of Qwest Corporation common stock was outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue:
Operating revenue	$1,995	$2,134	$6,107	$6,462
Operating revenue—affiliates	407	422	1,265	1,325

Total operating revenue	2,402	2,556	7,372	7,787

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	382	463	1,120	1,305
Selling	394	471	1,269	1,385
General, administrative and other operating	464	419	1,384	1,251
Affiliates	47	60	129	150
Depreciation and amortization	495	523	1,482	1,551

Total operating expenses	1,782	1,936	5,384	5,642

Operating income	620	620	1,988	2,145
Other expense (income)—net:
Interest expense on long-term borrowings—net	163	145	471	444
Other—net	(16)	(7)	4	(7)

Total other expense (income)—net	147	138	475	437

Income before income taxes	473	482	1,513	1,708
Income tax expense	180	183	575	649

Net income	$293	$299	$938	$1,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,070	$233
Accounts receivable—net of allowance of $53 and $52, respectively	818	907
Accounts receivable—affiliates	65	127
Deferred income taxes—net	190	203
Prepaid expenses and other	240	241

Total current assets	2,383	1,711
Property, plant and equipment—net	10,804	11,441
Capitalized software—net	862	844
Prepaid pension—affiliate	968	1,047
Other	320	400

Total assets	$15,337	$15,443

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term borrowings	$511	$19
Accounts payable	425	430
Accounts payable—affiliates	97	224
Dividends payable—Qwest Services Corporation	100	400
Accrued expenses and other	905	891
Current portion of post-retirement and other post-employment benefits and other—affiliates	176	179
Deferred revenue and advance billings	398	409

Total current liabilities	2,612	2,552
Long-term borrowings—net of unamortized debt discount and other of $157 and $103, respectively	7,845	7,569
Post-retirement and other post-employment benefits and other—affiliates	2,605	2,597
Deferred income taxes—net	1,204	1,262
Other	571	677

Total liabilities	14,837	14,657

Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,297	11,326
Accumulated deficit	(10,797)	(10,540)

Total stockholder's equity	500	786

Total liabilities and stockholder's equity	$15,337	$15,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$938	$1,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,482	1,551
Deferred income taxes	(70)	281
Provision for bad debt—net	67	65
Other non-cash charges—net	9	22
Changes in operating assets and liabilities:
Accounts receivable	24	29
Accounts receivable—affiliates	61	(42)
Prepaid expenses and other current assets	11	29
Accounts payable and accrued expenses and other current liabilities	17	(87)
Accounts payable and accrued expenses and other current liabilities—affiliates	(138)	(50)
Deferred revenue and advance billings	(28)	(21)
Other non-current assets and liabilities including affiliates	70	(109)

Cash provided by operating activities	2,443	2,727

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(821)	(1,115)
Changes in interest in investments managed by Qwest Services Corporation	(1)	(31)
Other	(6)	13

Cash used for investing activities	(828)	(1,133)

Financing activities:
Proceeds from long-term borrowings	738	—
Repayments of long-term borrowings, including current maturities	(20)	(22)
Repayments of long-term borrowings, including current maturities—affiliates	—	(22)
Dividends paid to Qwest Services Corporation	(1,500)	(1,800)
Equity infusions from Qwest Services Corporation	—	231
Other	4	16

Cash used for financing activities	(778)	(1,597)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	837	(3)
Beginning balance	233	292

Ending balance	$1,070	$289

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2009

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

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have evaluated subsequent events through October 28, 2009, the date these financial statements were issued. We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 to conform to the current period presentation and to the presentation of 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations for the three and nine months ended September 30, 2009 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

Use of Estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending legal matters. See Note 8—Commitments and Contingencies for additional information.

  •
  For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions.

        For all of these and other matters, actual results could differ from our estimates.

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $48 million and $137 million for the three and nine months ended September 30, 2009, respectively, and $51 million and $151 million for the three and nine months ended September 30, 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.767 billion and $32.499 billion as of September 30, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.551 billion and $1.448 billion as of September 30, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $9 million and $27 million for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008, and will result in additional depreciation expense of approximately $36 million for the year ending December 31, 2009 compared to the year ended December 31, 2008. The additional depreciation for these changes, net of deferred taxes, reduced net income by approximately $6 million and $17 million for the three and nine months ended September 30, 2009, respectively, and will reduce net income by approximately $22 million for the year ending December 31, 2009.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted Financial Accounting Standards Board ("FASB") Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (Accounting Standards Codification ("ASC") 820). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (ASC 820). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update ("ASU") Number 2009-13, "Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. We are evaluating the impact of this ASU, but do not expect adoption to have a material impact on our financial statements.

Note 2: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, certain of our current and non-current investments (consisting of auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, the investment fund, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $8.311 billion as of September 30, 2009. For additional information, see Note 4—Borrowings.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 2: Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of September 30, 2009 and December 31, 2008:

		Fair value as of
	Level	September 30, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$49	$43
Investment fund	3	2	9
Fair value hedges	3	2	—

Total assets		$53	$52

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,145	$6,189
Cash flow hedges	3	5	8

Total liabilities		$8,150	$6,197

        The three levels of the FASB fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
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

For the Three and Nine Months Ended September 30, 2009

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

        The table below presents a rollforward of the instruments valued using Level 3 inputs for the nine months ended September 30, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges
	(Dollars in millions)
Balance at December 31, 2008	$43	$9	$—	$(8)
Transfers into (out of) Level 3	—	—	—	—
Additions	8	1	—	—
Dispositions	—	(10)	—	—
Realized and unrealized gains (losses):
Included in long-term debt	—	—	2	—
Included in other (expense) income—net	—	2	—	—
Included in other comprehensive income	(2)	—	—	3

Balance at September 30, 2009	$49	$2	$2	$(5)

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

        As of September 30, 2009 and December 31, 2008, our investments included auction rate securities of $49 million and $43 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, QSC invested in these securities

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 3: Investments (Continued)

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

  •
  are rated A;

  •
  are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of BB+ at September 30, 2009, and the other of which was not rated at that date;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

        We recorded an immaterial amount of unrealized gains and losses, net of deferred income taxes, on these auction rate securities for the three and nine months ended September 30, 2009 and 2008. The cumulative unrealized losses, net of deferred income taxes, related to these securities were $9 million and $8 million as of September 30, 2009 and December 31, 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. The cost basis of these securities was $63 million as of September 30, 2009 and $56 million as of December 31, 2008. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $63 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover. If the issuers cease making required interest payments, we would recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. If we believe that we will be required to sell these securities before their values recover, we would recognize the entire other-than-temporary decline in fair value in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of September 30, 2009.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 4: Borrowings

        As of September 30, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$500	$—
Long-term capital lease and other obligations	11	19

Total current portion of long-term borrowings	511	19

Long-term borrowings:
Long-term notes	7,811	7,554
Long-term capital lease and other obligations	34	15

Total long-term borrowings—net	7,845	7,569

Total long-term borrowings—net, including current portion	$8,356	$7,588

        We were in compliance with all provisions and covenants of our borrowings as of September 30, 2009.

New Issuance

        In April 2009, we issued approximately $811 million of 8.375% Senior Notes due 2016. We are using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to QCII's revolving credit facility (the "Credit Facility"), the amount available to QCII under the Credit Facility increased from $850 million to $910 million. In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to QCII under the Credit Facility increased from $910 million to $945 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility by QCII are guaranteed by QSC and are secured by a senior lien on our stock.

Note 5: Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio due to changes in interest rates.

        We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item or whether our initial assumption of no ineffectiveness is still valid. If we determine that a derivative is not highly effective as a hedge, a derivative has ceased to be a highly effective hedge or our assumption of no ineffectiveness is no longer valid, then we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

  Interest Rate Hedges

        During 2009 and 2008, we entered into the interest rate hedges described below as part of our short-term and long-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

        We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In August 2009, we entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of our 8.875% Notes due in 2012. The hedges have the economic effect of converting our fixed interest rate debt to a floating interest rate of one-month LIBOR plus 7.0575% until maturity. We designated the interest rates swaps as fair value hedges. The terms of these hedges match the terms of the underlying debt such that we assume no ineffectiveness of the fair value hedging relationship and recognize the fair value of the hedge with a corresponding adjustment to the carrying value of the debt.

        In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges have the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. We designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the nine months ended September 30, 2009.

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

        We valued the interest rate hedges using projected future cash flows, discounted at mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

        The balance sheet location and fair value of derivative instruments designated as hedging instruments as of September 30, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$5
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 5: Derivative Financial Instruments (Continued)

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
(Dollars in millions)
Cash flow hedging contracts	Other non-current assets	$—	Other non-current liabilities	$8
Fair value hedging contracts	Other non-current assets	$—	Other non-current liabilities	$—

        For additional information on the fair value of our financial instruments, see Note 2—Fair Value of Financial Instruments.

        The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivative (effective portion), net of deferred taxes of $1 for both periods	$ 1	$ 2
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $1 and $2, respectively	$ 1	$ 3
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 6: Severance

        For the three months ended September 30, 2009 and 2008, we recorded severance expenses of $11 million and $61 million, respectively. For the nine months ended September 30, 2009 and 2008, we

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 6: Severance (Continued)

recorded severance expenses of $54 million and $110 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, our severance liability was $45 million and $54 million, respectively. We expect to pay substantially all of our accrued severance expenses during the next 12 months.

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

        The following table summarizes revenue among categories of products and services for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue by category:
Strategic services*	$722	$704	$2,163	$2,077
Legacy services*	1,226	1,387	3,806	4,252
Affiliate and other services	454	465	1,403	1,458

Total operating revenue	$2,402	$2,556	$7,372	$7,787

*
Our strategic services are primarily private line, broadband, video and Verizon Wireless services. Our legacy services are primarily local, access, ISDN, traditional WAN and other more traditional telecommunications services.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 8: Commitments and Contingencies (Continued)

actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent.

        To the extent appropriate, we have provided reserves for each of the matters described below.

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate QCII to indemnify its former directors, officers or employees with respect to certain of the matters described below, and QCII has been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described below.

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph P. Nacchio, QCII's former chief executive officer, Robert S. Woodruff, QCII's former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on September 30, 2009).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII's subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court's decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court's decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

        On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals,

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 8: Commitments and Contingencies (Continued)

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

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII's right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII's network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. A motion for reconsideration is pending before the court.

        Qwest Communications Company, LLC ("QCC") is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 8: Commitments and Contingencies (Continued)

        A putative class action filed on behalf of certain of QCII's retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII's decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII's favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on all of the plaintiffs' claims.

Note 9: Dividends

        We did not declare any cash dividends during the three months ended September 30, 2009, but did declare a total of $1.200 billion in cash dividends during the nine months ended September 30, 2009. We paid cash dividends to QSC of $300 million and $1.500 billion during the three and nine months ended September 30, 2009, respectively.

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

  •
  Managed services;

  •
  Multi-protocol label switching; and

  •
  Voice over Internet Protocol, or VoIP.

        For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII's telecommunications network to transport data and voice traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line and our traditional wide area network, or WAN, services, which consist of asynchronous transfer mode and frame relay.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

We categorize our revenue among three categories of products and services, which are described below:

  •
  Our strategic services are primarily private line, broadband, video and Verizon Wireless services.

  •
  Our legacy services are primarily local, access, ISDN, traditional WAN and other more traditional telecommunications services.

  •
  Our affiliate and other services are primarily services we provide to our affiliates and USF surcharges.

        We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 to conform to the current period presentation and to the presentation of our 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our future results of operations, cash flows or financial position.

  •
  Strategic services revenue.  Revenue from our strategic services represented 29% and 27% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively, and the amount continues to grow. Within our strategic services, we continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We reached 2.9 million broadband subscribers at September 30, 2009 compared to 2.7 million at September 30, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result we continue to invest in our fiber to the node ("FTTN") deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market where a significant portion of consumers already have broadband services. We now expect the net number of our broadband subscriber additions in 2009 will be less than our net additions in 2008 due to intense broadband competition and declining general economic conditions. We also continue to see shifts in the makeup of our total revenue as customers move from legacy services such as long distance, local, and access services, to strategic services, including broadband, private line, and video services.

  •
  Legacy services revenue.  Revenue from our legacy services represented 52% and 55% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively and continues to decline. Within legacy services, our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition, wireless substitution and declining general economic conditions contributed to a slight acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and product promotions.  We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

  •
  Greater operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance) while achieving operational efficiencies and improving our processes through automation.

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

Results of Operations

        The following table summarizes our results of operations for the three and nine months ended September 30, 2009 and 2008 and the number of employees as of September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,402	$2,556	$(154)	(6)%	$7,372	$7,787	$(415)	(5)%
Operating expenses	1,782	1,936	(154)	(8)%	5,384	5,642	(258)	(5)%

Operating income	620	620	—	—%	1,988	2,145	(157)	(7)%
Other expense (income)—net	147	138	9	7%	475	437	38	9%

Income before income taxes	473	482	(9)	(2)%	1,513	1,708	(195)	(11)%
Income tax expense	180	183	(3)	(2)%	575	649	(74)	(11)%

Net income	$293	$299	$(6)	(2)%	$938	$1,059	$(121)	(11)%

Employees (as of September 30)					28,927	31,765	(2,838)	(9)%

Operating Revenue

        Operating revenue decreased primarily due to lower legacy services revenue as a result of continued access line losses and declining revenue from our traditional WAN services. Operating revenue also decreased due to a decrease in affiliate and other services driven by reduced support associated with an affiliate's winding down of its wireless business. These decreases in overall operating revenue were partially offset by increased revenue in our strategic services as a result of increased broadband and video subscribers.

        The following table summarizes our operating revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Strategic services	$722	$704	$18	3%	$2,163	$2,077	$86	4%
Legacy services	1,226	1,387	(161)	(12)%	3,806	4,252	(446)	(10)%
Affiliate and other services	454	465	(11)	(2)%	1,403	1,458	(55)	(4)%

Total operating revenue	$2,402	$2,556	$(154)	(6)%	$7,372	$7,787	$(415)	(5)%

        The following table summarizes our total broadband and video subscribers and access lines by customer channel as of September 30, 2009 and 2008:

	September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers	2,931	2,707	224	8%

Total video subscribers	849	709	140	20%

Access lines:
Business markets	2,468	2,680	(212)	(8)%
Mass markets	7,045	8,021	(976)	(12)%
Wholesale markets	1,048	1,168	(120)	(10)%

Total access lines	10,561	11,869	(1,308)	(11)%

        In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue.

  Strategic Services

        Strategic services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of September 30, 2009 compared to September 30, 2008. The increase in broadband services revenue resulting from an increase in subscribers was partially offset by rate discounts. Strategic services revenue also increased due to selling Verizon Wireless services.

  Legacy Services

        Legacy services revenue decreased primarily due to lower local services revenue and lower access services revenue, which were both driven by access line losses resulting from the competitive pressures described in "Business Trends" above. Legacy services revenue also decreased due to a decrease in our traditional WAN services revenue, driven by customer migration to more advanced technology services. Local services revenue was impacted by the competitive pressures described in "Business Trends" above as customers disconnected primary and additional lines resulting in declining revenue, and a declining demand for unbundled network elements.

  Affiliate and Other Services Revenue

        Affiliate services revenue decreased primarily due to reduced support associated with an affiliate's winding down of its wireless business as we transition to selling Verizon Wireless services. In addition, we had reduced support associated with an affiliate's winding down of its video and data products and related services. These decreases in affiliate services were partially offset by an increase in services we provided to support an affiliate's data and Internet product offerings.

        We estimate that the profit from affiliate services was approximately $70 million and $90 million, before income taxes, for the three months ended September 30, 2009 and 2008, respectively, and $230 million and $290 million, before income taxes, for the nine months ended September 30, 2009 and 2008, respectively.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$266	$329	$(63)	(19)%	$779	$931	$(152)	(16)%
Other	116	134	(18)	(13)%	341	374	(33)	(9)%

Total cost of sales	382	463	(81)	(17)%	1,120	1,305	(185)	(14)%

Selling:
Employee-related costs	226	268	(42)	(16)%	745	802	(57)	(7)%
Marketing, advertising and external commissions	107	122	(15)	(12)%	326	357	(31)	(9)%
Other	61	81	(20)	(25)%	198	226	(28)	(12)%

Total selling	394	471	(77)	(16)%	1,269	1,385	(116)	(8)%

General, administrative and other operating:
Employee-related costs	160	115	45	39%	485	351	134	38%
Taxes and fees	103	101	2	2%	300	277	23	8%
Real estate and occupancy costs	70	79	(9)	(11)%	206	231	(25)	(11)%
Other	131	124	7	6%	393	392	1	—%

Total general, administrative and other operating	464	419	45	11%	1,384	1,251	133	11%

Affiliates	47	60	(13)	(22)%	129	150	(21)	(14)%
Depreciation and amortization	495	523	(28)	(5)%	1,482	1,551	(69)	(4)%

Total operating expenses	$1,782	$1,936	$(154)	(8)%	$5,384	$5,642	$(258)	(5)%

  Cost of Sales (exclusive of depreciation and amortization)

        Employee-related costs decreased primarily due to lower salaries, wages, benefits and severance related to employee reductions in our network operations, due to the timing of when employee reductions occurred.

        Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network.

  Selling Expenses

        Employee-related costs decreased due to lower salaries, wages and benefits related to employee reductions in our sales organization, along with decreased commissions driven by lower sales headcount and lower attainment. These decreases were partially offset by increases in severance expenses.

        Marketing, advertising and external commissions decreased primarily due to reduced spending associated with media, direct mail and sponsorships.

        Other expenses decreased primarily due to lower professional fees as a result of a favorable rate change in credit processing fees and other cost savings initiatives.

  General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to increased pension and post-retirement benefits expenses. These benefits expenses are based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009. This increase in pension and post-retirement benefits expenses was partially offset by decreased severance expense and lower expenses due to workforce reductions as we continue to manage our workforce to our workload.

        We expect to recognize approximately $205 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $13 million for 2008. This expected total combined net periodic benefits expense for 2009 is $33 million more than the amount we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, due primarily to adjustments to our estimates of the fair value of certain investments held by our plan trusts that were estimated based on previously available preliminary information at December 31, 2008. Changes to QCII's assumptions at the end of 2009 may increase or decrease our expected combined net periodic benefits expenses beyond 2009.

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

        Affiliate expenses decreased primarily due to reduced insurance costs driven by decreases in our workforce, and reduced support charges from our wireless affiliate partially offset by increases in wholesale Internet access in support of our broadband business.

  Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$438	$465	$(27)	(6)%	$1,315	$1,392	$(77)	(6)%
Amortization	57	58	(1)	(2)%	167	159	8	5%

Total depreciation and amortization	$495	$523	$(28)	(5)%	$1,482	$1,551	$(69)	(4)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the nine months ended September 30, 2009 due to an increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $9 million and $27 million for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008 and will result in additional depreciation expense of approximately $36 million for the year ending December 31, 2009 compared to the year ended December 31, 2008. The additional depreciation for these changes, net of deferred taxes, reduced net income by approximately $6 million and $17 million for the three and nine months ended September 30, 2009, respectively, and will reduce net income by approximately $22 million for the year ending December 31, 2009.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$163	$145	$18	12%	$471	$444	$27	6%
Other—net	(16)	(7)	(9)	(129)%	4	(7)	11	nm

Total other expense (income)—net	$147	$138	$9	7%	$475	$437	$38	9%

Income tax expense	$180	$183	$(3)	(2)%	$575	$649	$(74)	(11)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Interest expense on long-term borrowings—net increased due to the issuance of $811 million of new debt in the second quarter of 2009, partially offset by decreasing interest rates on floating rate debt.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to certain fair value interest rate hedges and underlying debt and gains or losses on investments. The change in other—net was primarily due to an interest benefit related to an income tax settlement in the third quarter of 2008 and lower interest income resulting from lower interest rates in 2009. We also incurred higher tax related interest during the second quarter of 2009, which we reversed in the third quarter of 2009.

  Income Tax Expense

        The decrease in income tax expense was due to the decrease in income before income taxes. The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38% for the three months ended September 30, 2009 and 2008 and 38% for the nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

        We are a wholly owned subsidiary of QSC, which is wholly owned by QCII. As such, factors relating to, or affecting, QCII's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings and on our access to capital markets and changes in the financial market's perception of us. QCII and its consolidated subsidiaries had total borrowings of $14.135 billion and $13.555 billion at September 30, 2009 and December 31, 2008, respectively.

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

Near-Term View

        At September 30, 2009, we held cash and cash equivalents totaling $1.070 billion, and QCII had $945 million available under its currently undrawn revolving credit facility (referred to as the Credit Facility), which expires in October 2010. We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months.

        During the 12 months ended September 30, 2009, our net cash generated by operating activities totaled $3.195 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be approximately $1.3 billion or less in 2009), $500 million of debt maturing in June 2010 and dividends to QSC.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows. For example, we lease certain office facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics we have increasingly turned to financing our assets through capital leases, which reduced our capital expenditures by approximately $30 million for the nine months ended September 30, 2009.

        At September 30, 2009, our current liabilities exceeded our current assets by $229 million. Our working capital deficit improved as compared to our working capital deficit at December 31, 2008 due to earnings before depreciation, amortization and proceeds from our long-term debt issuance, partially offset by capital expenditures, the reclassification of non-current debt to current and dividends declared to QSC.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. Although we were able to issue new debt financing in April 2009, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

  Debt

        We have a significant amount of debt maturing in the next several years, including $500 million maturing in 2010, $825 million maturing in 2011 and $1.500 billion maturing in 2012. We believe that we will continue to have access to capital markets to refinance our debt as necessary. Although we were able to issue new debt financing in April 2009, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        The Credit Facility makes available to QCII $945 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

  •
  competitive pressures increase;

  •
  we are required to contribute a material amount of cash to QCII's pension plan; or

  •
  QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

  Pension Plan

        Benefits paid by QCII's pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $745 million at December 31, 2008. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of each year, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on the current funding laws and regulations, QCII will not be required to make any contributions to its plan in 2010. However, it is likely that a contribution will be required in 2011. The amount of any required contributions in 2011 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Based on returns through and market conditions at September 30, 2009, on current funding laws and regulations and other factors, QCII's projected required contribution in 2011 may be $0 to $300 million. QCII also anticipates that the accounting unfunded status may rise when it is measured at December 31, 2009. Based on returns through and market conditions at September 30, 2009 and other factors, QCII currently estimates the accounting unfunded status may rise by an additional amount between $400 million and $800 million. However, changes in market conditions may increase or decrease these ranges by material amounts.

        Our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their pension contribution.

  Post-Retirement Benefits

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. However, a trust has been established to help cover the health care costs of retirees who are former occupational employees. As of December 31, 2008, the fair value of the trust assets was $915 million and QCII believed that the trust assets would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid directly by QCII. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if QCII assumes that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels, the trust would still be exhausted in approximately five years, but if QCII assumes that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years.

        Our employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of their post-retirement contribution.

Historical View

        The following table summarizes cash flow activities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,443	$2,727	$(284)	(10)%
Used for investing activities	828	1,133	(305)	(27)%
Used for financing activities	778	1,597	(819)	(51)%

  Operating Activities

        Cash provided by operating activities decreased primarily due to increased tax-related payments to QSC as a result of our utilization in 2008 of deferred tax assets acquired as a result of QCII merging wholly owned subsidiaries into us. In addition, operating cash flows also decreased due to lower affiliate revenue and increased payments on payroll due to timing of pay periods.

  Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures resulting from the timing of our capital expenditures, increased equipment capital leasing, a conservative approach to new capital investment and slower growth in capacity requirements in the network.

  Financing Activities

        Cash used for financing activities decreased primarily due to our issuance of $811 million of Senior Notes in April 2009, which resulted in net proceeds of $738 million.

        We paid cash dividends of $1.500 billion and $1.800 billion for the nine months ended September 30, 2009 and 2008, respectively. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

        We were in compliance with all provisions and covenants of our borrowings as of September 30, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $86 million. As of September 30, 2009, we had outstanding letters of credit of approximately $55 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of September 30, 2009, we had $500 million of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease quarterly pre-tax earnings by approximately $2 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. As of September 30, 2009, we had $750 million of floating interest rate debt outstanding, of which $250 million was exposed to changes in interest rates, and $400 million of fixed rate debt which we converted to floating rate debt through interest rate swaps. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the net $650 million of floating interest rate debt and swaps that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $2 million.

  Investments

        As of September 30, 2009, our cash and investments managed by QSC included $1.069 billion invested in highly liquid cash-equivalent instruments, $49 million invested in auction rate securities and $2 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by approximately $3 million.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2009 the state utility commissions in Arizona, New Mexico and Minnesota will be considering price cap plans that govern the rates that we charge in each of these states. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        Our ultimate parent, QCII, continues to carry significant debt. As of September 30, 2009, our consolidated debt was approximately $8.356 billion, which was included in QCII's consolidated debt of approximately $14.135 billion as of that date. Approximately $5.819 billion of QCII's debt, which includes approximately $2.825 billion of our debt obligations, comes due over the next three years. The $5.819 billion amount also includes $1.265 billion of QCII's 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII may elect to redeem at any time on or after November 20, 2010 and holders may require QCII to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the current expectation of QCII's Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

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

        QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligations or a significant decrease in the value of plan assets. With respect to QCII's qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. It is likely that QCII will be required to make a cash contribution to this plan in 2011. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

October 28, 2009