Form 10-K
period 2009-12-31
QWEST CORP
filed 2010-02-17
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 12, 2010, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation’s common stock is held by non-affiliates.

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

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Broadband Services (also known as high-speed Internet services). Services used to connect to the Internet through existing telephone lines and fiber-optic cables at higher speeds than dial-up access.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area, predominantly using our network.

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Facility Costs. Third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers.

•

Fiber to the Cell Site (FTTCS). A type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

•

Fiber to the Node (FTTN). A type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires.

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

•

Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology that is a substitute for existing frame relay and ATM networks and that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

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

PART I

ITEM 1. BUSINESS

We offer data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

We are wholly owned by QSC, which is wholly owned by QCII. Our operations are included in the consolidated operations of QCII and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber-optic network, QCII provides the following products and services that we do not provide:

•	Data integration;

•	Dedicated Internet access;

•	Hosting services;

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Managed services;

•	Multi-protocol label switching; and

•	Voice over Internet Protocol, or VoIP.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII’s telecommunications network to transport data and voice traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line and our traditional wide area network, or WAN, services, which consist of asynchronous transfer mode, or ATM, and frame relay.

We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, and our telephone number is (303) 992-1400.

For a discussion of certain risks applicable to our business, financial condition and results of operations, see “Risk Factors” in Item 1A of this report. The financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Financial and Operational Highlights

The table below provides a summary of some of our financial highlights.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating results:
Operating revenue	$9,731	$10,388	$10,691
Operating expenses	7,169	7,525	7,631
Income before income taxes	1,921	2,267	2,440
Net income	1,197	1,438	1,527

Cash flow data:
Cash provided by operating activities	$3,167	$3,479	$3,670
Expenditures for property, plant and equipment and capitalized software	1,106	1,404	1,270
Dividends paid to QSC	2,000	2,000	2,470

	December 31,
	2009	2008
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$1,014	$233
Total debt(1)	8,386	7,588
Working capital deficit(2)	(474)	(841)
Total stockholder’s equity	312	786

(1)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	Working capital deficit is the amount by which our current liabilities exceed our current assets.

The table below presents some of our operational metrics.

	December 31,
	2009	2008	2007
	(in thousands)
Operational metrics:
Total broadband subscribers	2,970	2,774	2,530
Total video subscribers	872	757	589
Total access lines(1)	10,266	11,565	12,789

(1)	Access lines include approximately 403,000, 485,000 and 518,000 of affiliate access lines as of December 31, 2009, 2008 and 2007, respectively.

Operations

Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII’s segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories, including:

•	strategic services, which include primarily private line, broadband, video and Verizon Wireless services;

•	legacy services, which include primarily local, access, integrated services digital network, or ISDN, and traditional WAN services; and

•	affiliate and other services, consisting primarily of services we provide to our affiliates and universal service fund, or USF, surcharges.

Additional information about our contribution to QCII’s segments is provided in Note 15—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2009.

Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Products, Services and Customers

Our products and services include a variety of data, Internet and voice services. Through our strategic partnerships with DIRECTV and Verizon Wireless, we also offer satellite digital television and wireless services to customers in our local service area. As noted above, our business contributes to all three of QCII’s segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories: strategic services, legacy services and affiliate and other services. Revenue from our strategic services represented 30% of our total revenue for the year ended December 31, 2009, and these services are our fastest growing source of revenue.

We offer our customers the ability to bundle together several products and services. In addition, through joint marketing relationships with our affiliates, we are also able to bundle our services with additional services offered by our affiliates. For example, we offer our mass markets customers integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband, video, voice and Verizon Wireless services. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic broadband cables and other equipment. Our network serves approximately 10.3 million access lines and forms a portion of the public switched telephone network, or PSTN.

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

Strategic Services

Our business markets customers use our strategic services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our mass markets customers generally use our strategic services to access the Internet, Internet-based services and digital television. Our wholesale customers use our facilities for colocation and use our private line services to connect their customers and their networks to our network. Our marketing and sales efforts increasingly focus on these growth services.

Private line. Private line is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. Our business markets customers use these services to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our wholesale markets customers use these services to connect their customers and their networks to our network.

Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at higher speeds than dial-up access. Our business markets and mass markets customers use these services to access the Internet and Internet-based services.

Video. Our video services include primarily satellite digital television offered to our mass markets customers. These services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

Verizon Wireless services. Our wireless services are offered under an arrangement with Verizon Wireless that allows us to market, sell, and bill for its services under its brand name, primarily to mass markets customers who buy these services as part of a bundle with one or more of our other products and services. We began selling these services in the third quarter of 2008 under a five-year agreement entered into in April 2008.

Legacy Services

Our legacy services include local, access, ISDN and traditional WAN services. We originate, transport and terminate local services. For our business and mass markets customers, local services consist of primarily basic local exchange and switching services. We also provide enhanced features with our local exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail. For our wholesale customers, local services include primarily unbundled network elements, or UNEs, which allow these customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Our local services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network.

We also provide access services to our wholesale customers. Access services include fees that we charge to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Affiliate and Other Services

We provide to our affiliates data services, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

We also generate other operating revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our affiliates, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We believe it is unlikely that we could lose any intellectual property rights that are material to our business.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. Regulatory developments and technological advances have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

As discussed below, competition for many of our services is based in part on bundled offerings. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

In providing strategic services to our business markets customers, we compete with national telecommunications providers, smaller regional providers and wireless providers, as well as large integrators that provide customers with data services thereby taking traffic off of our network. Competition for business markets strategic services is driven by price and bundled offerings. Private line services also compete on network reach and reliability, while broadband services also compete on bandwidth and quality.

In providing strategic services to our mass markets customers, we compete primarily with cable companies and other broadband service providers. Competition for broadband services is based on price, bandwidth, network reach, service, promotions and bundled offerings. In reselling DIRECTV video services, we compete primarily with cable companies. Competition is based on price, content, quality, promotions and bundled offerings. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations. The market for wireless services is highly competitive. In reselling Verizon Wireless services, we compete with national and regional carriers, as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

In providing private line services to our wholesale markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally we are experiencing increased competition for private line services from cable companies. Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service. Although we are experiencing intense competition in this market, we believe we are favorably positioned due to our strong presence in our local service area.

Legacy Services

Although our status as an incumbent local exchange carrier, or ILEC, continues to provide us some advantages in providing local services to our business and mass markets customers, we continue to face significant competition in this market. Many consumers are substituting cable and wireless for traditional voice telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. As a result of this product substitution, we face greater competition in providing local services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, competitive local exchange carriers and independent telephone companies.

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

Some of our competitors for business and mass markets customers are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. For additional discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which may allow them to operate with lower costs than we are able to operate.

The market for wholesale local services is highly competitive. Our UNE customers are experiencing the same competition with competitive local exchange carriers, or CLECs, for local services customers as we are, as discussed above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers. Our access service customers face competitive pressures in their businesses that are similar to those we face with respect to strategic and legacy services. To the extent that these competitive pressures result in decreased demand for their services, demand for our access services also declines.

Regulation

We are subject to significant regulation by the Federal Communications Commission, or FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds) to support provision of services to high-cost areas. In most states, local voice service, switched and special access services, and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with utility commissions in most states. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities, and many mergers and acquisitions require approval by the FCC and some state commissions.

In this section, we describe potentially significant regulatory changes that we face, including: state commission review of the rates we charge for local telephone service and FCC proposals to reform universal service funds, change the rates carriers charge each other for exchanging traffic, and change the rates we can charge for special access services.

Interconnection

In our local service area, we are required by law to interconnect with other telecommunications providers and to allow competing local exchange carriers to resell our services and use our facilities as unbundled network elements. State commissions periodically conduct proceedings to change the rates we are allowed to charge for these services, and those proceedings can result in changes to our revenue from wholesale customers. The FCC and state commissions are also considering designating additional geographic areas where we would be allowed to charge higher, market-based rates for these services.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that could result in fundamental changes in the charges we or our affiliates collect from and pay to other carriers. This proceeding may not be completed for some time. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls. The FCC, state commissions and federal courts are also reviewing intercarrier compensation issues relating to IP services, including whether we should pay intercarrier compensation to carriers for traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”) and whether VoIP providers must pay carrier access charges. In 2009, we received approximately $400 million in switched access revenue (which includes a significant amount of related services not subject to these proceedings), and our affiliates’ paid a greater amount to other carriers for switched access.

The FCC also has an open proceeding to examine whether rates should be reduced for high-capacity facilities that local exchange carriers, like Qwest, sell to other companies. Some parties have proposed changes to the FCC’s rules that would significantly reduce our revenues from these facilities. This proceeding remains pending before the FCC. In 2009, we received approximately $1.4 billion for interstate special access services (excluding digital subscriber line), but not all of that revenue is at issue in the FCC’s special access proceeding. Most proposals submitted in the proceeding would impact only lower-capacity services and not higher-capacity fiber-based services, and many proposals would impact services only in geographic areas where the FCC has granted us pricing flexibility. If the FCC does mandate lower prices, our affiliates’ will benefit from lower prices for the special access services they purchase from other carriers, which totaled $558 million in 2009.

Universal Service

The FCC maintains a number of universal service programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $7 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. The FCC is actively considering a new contribution methodology, which, if adopted, could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services.

In 2009, we received approximately $66 million in federal universal service high-cost subsidies. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. Additionally, in 2005, the Tenth Circuit Court of Appeals remanded the FCC’s universal service high cost rules for failure to comply with federal law, and the FCC has an open proceeding to consider how to comply with the order. The FCC is also considering whether to reconfigure its universal service funds to support broadband services. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

In 2009, we received approximately $87 million in state universal service high-cost subsidies. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Network Neutrality

In October 2009, the FCC initiated a proceeding to consider adopting network neutrality rules applicable to providers of broadband Internet access services. In general, network neutrality refers to government policies designed to safeguard and promote an open Internet. Among other things, network neutrality rules could affect our ability to charge for enhanced or prioritized broadband Internet access services. This proceeding remains pending before the FCC.

Employees

	December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
Management employees	12,248	13,404	13,756	(1,156)	(352)	(9)%	(3)%
Occupational employees	15,557	17,145	20,250	(1,588)	(3,105)	(9)%	(15)%

Total employees	27,805	30,549	34,006	(2,744)	(3,457)	(9)%	(10)%

Our occupational employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current four-year agreements with the CWA and IBEW expire on October 6, 2012. See the discussion of risks relating to our labor relations in “Risk Factors—Other Risks Relating to Qwest” in Item 1A of this report.

Website Access and Important Investor Information

Our website address is www.qwest.com, and we routinely post important investor information in the “Investor Relations” section of our website at investor.qwest.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investor Relations” section of our website under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

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

These codes of conduct, as well as copies of QCII’s guidelines on significant governance issues and the charters of QCII’s audit committee, compensation and human resources committee and nominating and governance committee, are available in the “Corporate Governance” section of QCII’s and our website at investor.qwest.com/corporate-governance or in print to any stockholder who requests them by sending a written request to QCII’s Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, product bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. If these initiatives are unsuccessful or insufficient, we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this would adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our and our affiliates’ ability to develop and deploy new products and services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

As described in “Legal Proceedings” in Item 3 of this report, the KPNQwest matters present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

Further, there are other material proceedings pending against QCII as described in “Legal Proceedings” in Item 3 of this report that, depending on their outcome, may have a material adverse effect on QCII’s and our financial position. Thus, we can give no assurances as to the impacts on QCII’s and our operating results or financial condition as a result of these matters.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in “Business—Regulation” in Item 1 of this report.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2010 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of December 31, 2009, our consolidated debt was approximately $8.4 billion, which was included in QCII’s consolidated debt of approximately $14.2 billion as of that date. Approximately $5.8 billion of QCII’s debt, which includes approximately $2.8 billion of our debt obligations, comes due over the next three years. The $5.8 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII may elect to redeem at any time on or after November 20, 2010 and holders may require QCII to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, QCII has $193 million of potential stock repurchases remaining under its previously disclosed stock repurchase program, and it is the current expectation of QCII’s Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to purchase its common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require QCII to repurchase their notes for cash on November 15, 2010, if QCII or we are required to contribute a material amount of cash to QCII’s pension plan, if QCII or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $1.035 billion revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in “Legal Proceedings” in Item 3 of this report.

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

Adverse changes in the value of assets or obligations associated with QCII’s employee benefit plans could negatively impact QCII’s liquidity, which may in turn affect our business and liquidity.

Our employees participate in employee benefit plans sponsored by QCII.

QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of QCII’s pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligations or a significant decrease in the value of plan assets. With respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII will not be required to make a cash contribution to the plan in 2010. Based on currently available information, QCII’s projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize QCII’s 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

Because we are a wholly owned subsidiary of QCII, these events could adversely affect our liquidity or our ability to conduct our business or access the capital markets.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

We believe that we have adequately provided for tax contingencies. However, QCII’s tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

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

Health care reform in the United States could increase the costs of maintaining our post-retirement health benefit programs.

The U.S. Congress is considering legislation addressing health care reform. If enacted, this legislation could have a significant ongoing impact on our tax liabilities and the costs of maintaining our employee health and post-retirement benefit programs, which would significantly impact our annual net income and cash flows. Any enacted legislation could also have a significant non-recurring impact on our net income in the period of enactment. For example, current reform proposals would disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. This change would increase the cost to us of this employee benefit program, resulting in a non-recurring increase in our income tax expense and an associated reduction in our net income of approximately $54 million to $70 million in the period in which the law is enacted. We cannot predict whether any law relating to health care reform will ultimately be enacted, the terms or timing of any such law, or whether we would make any changes to our benefit programs as a result of any such law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	42%	42%
Other network equipment	47%	46%
General-purpose computers and other	4%	5%

Total	100%	100%

Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics, we have increasingly turned to financing our assets through capital leases. Total gross investment in property, plant and equipment was approximately $43.7 billion and $43.9 billion as of December 31, 2009 and 2008, respectively, before deducting accumulated depreciation.

We own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our communications equipment and other network equipment is located in buildings that we own or on land within our local service area.

For additional information, see Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters. Only those matters to which we are a party represent contingencies for which we have accrued, or could reasonably anticipate accruing, liabilities if appropriate to do so. We are not a party to any of the matters discussed below and therefore have not accrued any liabilities for these matters.

In this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

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

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph P. Nacchio, QCII’s former chief executive officer, Robert S. Woodruff, QCII’s former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. (referred to as KPN), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $314 million based on the exchange rate on December 31, 2009).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

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

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber-optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber-optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber-optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

Qwest Communications Company, LLC, or QCC, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII’s favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on all of the plaintiffs’ claims. Plaintiffs’ motion for reconsideration is pending before the court.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

•

the adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes” (Accounting Standards Codification, or ASC, 740) (referred to as FIN 48), which was effective for us on January 1, 2007; and

•	the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment” (ASC 718), which was effective for us on January 1, 2006.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Operating revenue	$9,731	$10,388	$10,691	$10,721	$10,842
Operating expenses	7,169	7,525	7,631	8,288	8,588
Income before income taxes and cumulative effect of changes in accounting principles	1,921	2,267	2,440	1,882	1,628
Net income	1,197	1,438	1,527	1,203	1,038

Other data:
Cash provided by operating activities	$3,167	$3,479	$3,670	$3,374	$3,689
Cash used for investing activities	1,100	1,402	1,254	1,279	1,151
Cash used for financing activities	1,286	2,136	2,400	1,980	2,753
Expenditures for property, plant and equipment and capitalized software	1,106	1,404	1,270	1,410	1,401

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
Balance sheet data:
Total assets	$15,038	$15,443	$16,522	$17,404	$18,445
Total debt(1)	8,386	7,588	7,911	7,735	7,720
Total debt to total capital ratio(2)	96%	91%	85%	77%	73%

(1)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total debt and total stockholder’s equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report constitute forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements” in Item 1 of this report for additional factors relating to these statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We offer data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Our operations are included in the consolidated operations of our ultimate parent, QCII, and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber-optic network, QCII provides some long-distance, data and Internet services that we do not provide. You can find additional information about these services that we do not provide in “Business” in Item 1 of this report.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII’s telecommunications network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line, and our traditional wide area network, or WAN, services, which consist of asynchronous transfer mode, or ATM, and frame relay.

Our operations are integrated into and are part of the segments of QCII and contribute to all three of QCII’s segments: business markets, mass markets and wholesale markets. We have the same Chief Operating Decision Maker, or CODM, as QCII. QCII’s CODM reviews our financial information only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. Additional information on our contributions to QCII’s segments is provided in Note 15—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report.

We group our products and services among major categories of products and services. During the third quarter of 2009, we changed these categories and began using the following three categories:

•	Strategic services, which include primarily private line, broadband, video and Verizon Wireless services;

•	Legacy services, which include primarily local, access, Integrated Services Digital Network, or ISDN, and traditional WAN services; and

•

Affiliate and other services, consisting primarily of services we provide to our affiliates and universal service fund, or USF, surcharges. We provide to our affiliates data, Internet and local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

We have reclassified certain prior year revenue and expense amounts to conform to the current year presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenue as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenue from our strategic services represented 30% and 27% of our total revenue for the years ended December 31, 2009 and 2008, respectively, and the amount continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached nearly 3.0 million broadband subscribers at December 31, 2009 compared to approximately 2.8 million at December 31, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive market and a maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, although our customers’ optimization of their networks and industry consolidation have negatively impacted our private line revenue. While we expect that these factors will continue to impact our business, we also believe our fiber strategy will favorably influence our private line revenue through increased demand.

•

Legacy services. Revenue from our legacy services represented 51% and 54% of our total revenue for the years ended December 31, 2009 and 2008, respectively and continues to decline. Our legacy services revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses. We are also experiencing price compression relating to some of our legacy services offered to our enterprise and governmental customers.

•

Product bundling and product promotions. We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenue. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance) while achieving operational efficiencies and improving processes through automation, regional-level management and other innovative ways of operating.

•

Pension and post-retirement benefits expenses. QCII is required to recognize on its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the end of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees compared to all the remaining participants. Changes in QCII’s assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize. In 2008 we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we recorded in 2009. Changes to QCII’s assumptions in future periods or plan changes may further increase or decrease our expected combined net periodic expenses beyond 2009.

QCII will not be required to make a cash contribution to the qualified pension plan in 2010. Based on currently available information, QCII’s projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize QCII’s 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. Historically, QCII has only required us to pay our portion of its required pension contribution.

•

Disciplined capital expenditures. Cash used for investing activities decreased in 2009 as compared to 2008 primarily due to lower capital expenditures. Lower capital spending was largely the result of a slowdown in new housing construction, which was down 40% as compared to 2008, and other lower customer-driven capital requirements. In 2009, initiatives related to decreasing per unit capital costs resulted in lower spending. We also took advantage of favorable interest rates and increased our capital leasing activity, which further reduced our cash payments for capital equipment. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2010, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. This upward trend is the largest contributor to our projected capital expenditures for 2010 increasing to $1.4 billion or less. In addition, we may use lease financing in 2010 for some portion of our capital spending.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2009, 2008 and 2007 and the number of employees as of December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions, except employees)
Operating revenue	$9,731	$10,388	$10,691	$(657)	$(303)	(6)%	(3)%
Operating expenses	7,169	7,525	7,631	(356)	(106)	(5)%	(1)%

Operating income	2,562	2,863	3,060	(301)	(197)	(11)%	(6)%
Other expense (income)—net	641	596	620	45	(24)	8%	(4)%

Income before income taxes	1,921	2,267	2,440	(346)	(173)	(15)%	(7)%
Income tax expense	724	829	913	(105)	(84)	(13)%	(9)%

Net income	$1,197	$1,438	$1,527	$(241)	$(89)	(17)%	(6)%

Employees (as of December 31)	27,805	30,549	34,006	(2,744)	(3,457)	(9)%	(10)%

2009 COMPARED TO 2008

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue as a result lower local services revenue due to continued access line losses, lower access services revenue and declining revenue from our traditional WAN services. Operating revenue also decreased due to lower revenue from affiliate and other services driven by reduced support associated with an affiliate’s winding down of its wireless business. These decreases in overall operating revenue were partially offset by increased strategic services revenue as a result of increased broadband and video subscribers and our transition to selling Verizon Wireless services. We believe that declining general economic conditions negatively impacted our revenue in 2009.

The following table compares our operating revenue for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Operating revenue:
Strategic services	$2,898	$2,788	$110	4%
Legacy services	4,992	5,608	(616)	(11)%
Affiliate and other services	1,841	1,992	(151)	(8)%

Total operating revenue	$9,731	$10,388	$(657)	(6)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of December 31, 2009 and 2008:

	December 31,		Increase/ Decrease	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(in thousands)
Total broadband subscribers	2,970	2,774	196	7%
Total video subscribers	872	757	115	15%

Access lines:
Mass markets	6,840	7,796	(956)	(12)%
Business markets(1)	2,396	2,636	(240)	(9)%
Wholesale markets	1,030	1,133	(103)	(9)%

Total access lines	10,266	11,565	(1,299)	(11)%

(1)	Business markets access lines include approximately 403,000, 485,000 and 518,000 of affiliate access lines as of December 31, 2009, 2008 and 2007, respectively.

Strategic Services

Strategic services revenue increased primarily due to an increase in broadband subscribers, partially offset by rate discounts. Strategic services revenue also increased due to selling Verizon Wireless services. An increase in video subscribers as of December 31, 2009 compared to December 31, 2008 also contributed to the increase in strategic services revenue.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line loss and a declining demand for UNEs for the year ended December 31, 2009 compared to the same period in 2008. Legacy services revenue also decreased due to lower revenue from our traditional WAN services, driven by customer migration to more advanced technology services.

Affiliate and Other Services Revenue

Affiliate services revenue decreased primarily due to reduced support provided to an affiliate associated with the affiliate’s winding down of its wireless business as we transitioned to selling Verizon Wireless services. In addition, we had reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in affiliate services were partially offset by an increase in services we provided to support an affiliate’s growth in strategic service offerings. We estimate that the profit from affiliate services was approximately $300 million and $380 million before income taxes for the years ended December 31, 2009 and 2008, respectively.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/(Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,057	$1,199	$(142)	(12)%
Other	448	488	(40)	(8)%

Total cost of sales	1,505	1,687	(182)	(11)%
Selling:
Employee-related costs	985	1,067	(82)	(8)%
Marketing, advertising and external commissions	415	475	(60)	(13)%
Other	262	300	(38)	(13)%

Total selling	1,662	1,842	(180)	(10)%
General, administrative and other operating:
Employee-related costs	648	486	162	33%
Taxes and fees	393	372	21	6%
Real estate and occupancy costs	274	297	(23)	(8)%
Other	536	583	(47)	(8)%

Total general, administrative and other operating	1,851	1,738	113	7%
Affiliates	175	185	(10)	(5)%
Depreciation and amortization	1,976	2,073	(97)	(5)%

Total operating expenses	$7,169	$7,525	$(356)	(5)%

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

Employee-related costs decreased primarily due to lower salaries, wages and benefits related to employee reductions in our network operations, as we continued to manage workforce to workload. In addition, severance expense decreased because we terminated fewer employees in 2009 as compared to 2008.

Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network, along with decreased volumes.

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

Employee-related costs decreased due to lower salaries, wages and benefits related to employee reductions, along with decreased commissions driven by lower sales headcount and lower attainment of sales targets. These decreases were partially offset by increases in severance expenses.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct mail and media, along with improved consumer call center costs and a change to using internal sales call centers.

Other selling costs decreased primarily due to lower professional fees as a result of a favorable rate change in credit processing fees and other cost savings initiatives.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents, utility and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our allocated share of QCII’s combined net periodic pension and post-retirement expense for all eligible employees and retirees.

Employee-related costs increased primarily due to increased pension and post-retirement benefits expenses. These benefits expenses are based on several assumptions, including discount rates and expected rates of return on plan assets, that are set at the beginning of each year. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 QCII experienced significant losses on its pension and post-retirement benefit plan assets, which significantly impacted the pension and post-retirement benefits expenses we recorded in 2009. This increase in pension and post-retirement benefits expenses was partially offset by decreased severance expense and by lower expenses due to workforce reductions as we continue to manage our workforce to our workload.

QCII allocates the expense or income of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. We recorded combined net periodic expense of $193 million and net periodic income of $13 million for the years ended December 31, 2009 and 2008, respectively. The 2009 expense is net of a $12 million gain allocated to us as a result of QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans on or after January 1, 2010. The shift from recording combined net periodic income to recording combined net periodic expense was primarily due to a decrease in expected return on plan assets as a result of lower plan asset values and an increase in net actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. We expect to record combined net periodic expense of approximately $127 million in 2010. The expected decrease in combined net periodic expense in 2010 is primarily due to QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost, offset by an increase in actuarial losses.

Taxes and fees increased as a result of a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008. These increases were partially offset by lower USF charges resulting from continued access line erosion and a decrease in current year property taxes.

Real estate and occupancy costs decreased primarily due to lower fuel costs, resulting from fewer miles driven and lower fuel prices. Real estate and occupancy costs also decreased because we had fewer operating leases in 2009 as compared to 2008.

Other expenses decreased primarily due to lower professional fees, the 2008 impairments of certain assets related to QCII’s transition to selling Verizon Wireless services and decreased supplies expense due to cost cutting measures.

Affiliate Expenses

Affiliate expenses include charges for our use of long-distance services, wholesale Internet access, insurance, occupancy charges and certain retiree benefits.

Affiliate expenses decreased primarily due to reduced insurance costs driven by decreases in our workforce, and reduced support charges from our wireless affiliate partially offset by increases in wholesale Internet access in support of our broadband services.

2008 COMPARED TO 2007

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue driven in part by access line losses as a result of competitive pressures. Operating revenue also decreased due to a decrease in affiliate and other services due to a change in the way we determine sales support services billed to our affiliates, partially offset by an increase in services we provided to support an affiliate’s strategic service offerings. These decreases in overall operating revenue were partially offset by increased revenue in our strategic services as a result of increased broadband subscribers and private line services.

The following table compares our operating revenue for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Operating revenue:
Strategic services	$2,788	$2,485	$303	12%
Legacy services	5,608	6,117	(509)	(8)%
Affiliate and other services	1,992	2,089	(97)	(5)%

Total operating revenue	$10,388	$10,691	$(303)	(3)%

The following table summarizes our access lines by customer channel as of December 31, 2008 and 2007:

	December 31,		Increase/ Decrease	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(in thousands)
Total broadband subscribers	2,774	2,530	244	10%
Total video subscribers	757	589	168	29%

Access lines:
Mass markets	7,796	8,707	(911)	(10)%
Business markets	2,636	2,791	(155)	(6)%
Wholesale markets	1,133	1,291	(158)	(12)%

Total access lines	11,565	12,789	(1,224)	(10)%

In addition to the specific items discussed below, we believe declining general economic conditions negatively impacted our revenue in 2008.

Strategic Services

Strategic services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of December 31, 2008 compared to December 31, 2007. Private line services revenue also increased as a result of higher volumes partially offset by rate compression.

Legacy Services

Legacy services revenue decreased as a result of lower local services revenue and lower access services revenue, which were both driven by access line losses resulting from competitive pressure. Legacy services revenue also decreased due to a decrease in our traditional WAN services revenue, such as frame relay and ATM services, due to lower volumes. Local services revenue was impacted by competitive pressures as customers disconnected primary and additional lines resulting in declining revenue, and a declining demand for unbundled network elements.

Affiliate and Other Services Revenue

Affiliate services revenue decreased primarily due to a change in the way we determine sales support services billed to our affiliates. We implemented this change in the fourth quarter of 2007. This revenue decrease was partially offset by an increase in services we provided to support an affiliate’s growth in strategic service offerings. We estimate that the profit from affiliate services was approximately $380 million and $410 million before income taxes, for the years ended December 31, 2008 and 2007, respectively.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/(Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,199	$1,243	$(44)	(4)%
Other	488	421	67	16%

Total cost of sales	1,687	1,664	23	1%
Selling:
Employee-related costs	1,067	1,045	22	2%
Marketing, advertising and external commissions	475	499	(24)	(5)%
Other	300	242	58	24%

Total selling	1,842	1,786	56	3%
General, administrative and other operating:
Employee-related costs	486	491	(5)	(1)%
Taxes and fees	372	450	(78)	(17)%
Real estate and occupancy costs	297	305	(8)	(3)%
Other	583	550	33	6%

Total general, administrative and other operating	1,738	1,796	(58)	(3)%
Affiliates	185	164	21	13%
Depreciation and amortization	2,073	2,221	(148)	(7)%

Total operating expenses	$7,525	$7,631	$(106)	(1)%

Cost of Sales (exclusive of depreciation and amortization)

Employee-related costs decreased primarily due to lower salaries, wages and benefit costs as a result of employee reductions in our network operations and lower overtime costs, partially offset by severance charges of approximately $78 million in 2008.

Other cost of sales increased primarily due to higher cost of equipment sales and higher professional fees and other costs for operating and maintaining our network. In addition, during June 2008, floods in the Midwest, particularly Iowa, caused damage to our network. For the year ended December 31, 2008, we incurred flood-related repair expenditures of $13 million, which contributed to the increase in other cost of sales over prior year.

Selling Expenses

Employee-related costs increased primarily due to an increase in commissions related to higher attainment of sales targets. Increased severance charges, along with increased benefits and taxes also contributed to the increase in employee-related costs. These increases were partially offset by a decline in the amortization of deferred costs associated with the activation of access lines. Certain customer acquisition costs are deferred up to the amount of any up-front fee and amortized over the expected life of the customer relationship and have been declining in amount as a result of access line losses and promotional waivers of up-front fees.

Marketing, advertising and external commissions decreased primarily due to lower costs for media advertising in 2008.

Other selling costs increased due to a refund associated with a regulatory matter in 2007, higher costs for postage and shipping, higher professional fees, and other costs including expenses associated with sponsoring the Democratic and Republican National Conventions, which took place in our 14-state region in 2008.

General, Administrative and Other Operating Expenses

Employee-related costs decreased primarily due to lower pension expense partially offset by severance charges of $32 million in 2008, increased salaries and wages and an increase in post-retirement benefit expenses. QCII allocates the expense of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. For the year ended December 31, 2008, QCII allocated to us combined pension and post-retirement benefit income of $13 million compared to a combined pension and post-retirement benefit expense of $39 million for the year ended December 31, 2007. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred.

Taxes and fees decreased primarily due to a $40 million favorable property tax settlement recognized in 2008. Excluding this settlement, taxes and fees decreased due to other favorable property tax adjustments.

Other expenses increased due to increased professional fees, increased marketing and advertising expense, and the impairment of certain assets related to real estate properties and QCII’s wireless business partially offset by a decrease in legal expenses resulting from charges recorded in 2007 for a litigation matter.

Affiliate Expenses

Affiliate expenses include charges for our use of long-distance services, wholesale Internet access, insurance, occupancy charges and certain retiree benefits.

Affiliate expenses increased primarily due to increases in Internet access and voice mail services, occupancy charges and a general liability insurance credit received in 2007.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$1,752	$1,855	$2,017	$(103)	$(162)	(6)%	(8)%
Amortization	224	218	204	6	14	3%	7%

Total depreciation and amortization	$1,976	$2,073	$2,221	$(97)	$(148)	(5)%	(7)%

If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense increased due to an increase in internally developed capitalized software. Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense.

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $36 million and reduced net income, net of deferred taxes, by $22 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These assets were fully depreciated as of December 31, 2009.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$632	$589	$608	$43	$(19)	7%	(3)%
Loss on early retirement of debt—net	—	—	18	—	(18)	—%	nm
Other—net	9	7	(6)	2	13	29%	nm

Total other expense (income)—net	$641	$596	$620	$45	$(24)	8%	(4)%

Income tax expense	$724	$829	$913	$(105)	$(84)	(13)%	(9)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Other expense (income)—net includes: interest expense on long-term borrowings; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; interest income; and interest expense not related to borrowings, such as interest on income taxes.

Interest expense on long-term borrowings—net increased in 2009 compared to 2008 primarily due to the issuance of $811 million of new debt in the second quarter of 2009, partially offset by decreased interest as a result of maturities, and decreasing interest rates on floating rate debt. Interest expense on long-term borrowings—net decreased in 2008 compared to 2007 primarily due to lower interest rates from refinancing activities.

Loss on early retirement of debt—net for 2007 was primarily due to the redemption of $250 million aggregate principal amount of 8 7/ 8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes) and gains or losses related to fair value interest rate hedges.

Income Tax Expense

The decrease in income tax expense was due to the decrease in income before income taxes. The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for 2009, 2008 and 2007 was 38%, 37% and 37%, respectively.

The U.S. Congress is considering legislation addressing health care reform. Current reform proposals would disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. This change would increase the cost to us of this employee benefit program, resulting in a non-recurring increase in our income tax expense and an associated reduction in our net income of approximately $54 million to $70 million in the period in which the law is enacted.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is a wholly owned subsidiary of QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. QCII and its consolidated subsidiaries had total borrowings of $14.200 billion and $13.555 billion as of December 31, 2009 and 2008, respectively.

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

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At December 31, 2009, we held cash and cash equivalents totaling $1.014 billion, QCII had $1.035 billion available under its currently undrawn revolving credit facility (referred to as the Credit Facility) and QCII had an additional $1.392 billion in cash and cash equivalents.

During the year ended December 31, 2009, our net cash generated by operating activities totaled $3.167 billion. Although our revenue decreased in 2009 compared to 2008, for 2010 we believe that we will begin to stabilize revenue and continue to control costs to keep them aligned with revenue. As such, we expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be $1.4 billion or less in 2010), $500 million of debt maturing in June 2010 and dividends to QSC.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. For example, we also lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the year ended December 31, 2009, we entered into capital leases of approximately $61 million, which allowed us to reduce our initial cash outlays, and we may use lease financing in 2010 for some portion of our capital spending.

At December 31, 2009, our current liabilities exceeded our current assets by $474 million. This working capital deficit improved $367 million as compared to our working capital deficit at December 31, 2008. This improvement was primarily due to earnings before depreciation and amortization, and net proceeds from our long term debt issuance, partially offset by dividends declared to QSC, capital expenditures and the reclassification of non-current debt to current.

In general, we intend to refinance our debt as it matures. However, we do not anticipate issuing new debt to refinance the $500 million of debt maturing in June 2010, as that maturity was factored into our 2009 borrowing decisions. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. Although we were able to access the credit markets in April 2009, the unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

Debt

We have a significant amount of debt maturing in the next several years, including $500 million maturing in 2010, $825 million maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as necessary. In general, we intend to refinance our debt as it matures. However, we do not anticipate issuing new debt to refinance the $500 million of debt maturing in June 2010, as that maturity was factored into our 2009 borrowing decisions. Although we were able to access the credit markets in April 2009, the unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

The Credit Facility, which makes available to QCII $1.035 billion of additional credit subject to certain restrictions as described below, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, each with commitments ranging from $25 million to $100 million. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross-default or cross-acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets.

The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in “Legal Proceedings” in Item 3 of this report. In addition, to the extent that QCII’s earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII’s debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, QCII’s debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its Credit Facility and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenue and cash provided by operations significantly decline;

•	poor economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to QCII’s pension plan; or

•	QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report.

Pension Plan

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to this plan in 2010. Based on currently available information, QCII’s projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize QCII’s 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Substantially all of our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of their pension contribution. See additional information about QCII’s pension benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Post-Retirement Benefits

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2009, the unfunded status of all of QCII’s post-retirement benefit plans was $2.525 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees, and QCII believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for certain health care costs for approximately five years.

QCII did not make any cash contributions to this trust in 2009 and does not expect to make any significant cash contributions to this trust in the future. QCII therefore anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008 QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid either directly through us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefit obligations. QCII’s estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009.

Our eligible employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of their post-retirement contribution. See additional information about QCII’s post-retirement benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,			Increase/ (Decrease)		% Change
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,167	$3,479	$3,670	$(312)	$(191)	(9)%	(5)%
Used for investing activities	1,100	1,402	1,254	(302)	148	(22)%	12%
Used for financing activities	1,286	2,136	2,400	(850)	(264)	(40)%	(11)%

Operating Activities

Cash provided by operating activities decreased in 2009 as compared to 2008 primarily due to increased tax-related payments to QSC as a result of our utilization in 2008 of deferred tax assets acquired as a result of QCII merging into us two of QSC’s other wholly owned subsidiaries.

Cash provided by operating activities decreased in 2008 as compared to 2007 primarily due to reduced cash collections from reduced operating revenue, reduced affiliate billing and collections and quicker settlements of payroll, partially offset by a decrease in tax-related payments to QSC. We reduced our tax-related payments to QSC in 2008 due to the utilization of deferred tax assets that were transferred to us as a part of QCII merging into us two of QSC’s other wholly owned subsidiaries.

Investing Activities

Cash used for investing activities decreased in 2009 as compared to 2008 primarily due to lower capital expenditures. Lower capital spending was the result of initiatives related to decreasing per unit capital costs, a slowdown in new housing construction, which was down 40% as compared to 2008, and other lower customer-driven capital requirements. We also took advantage of favorable interest rates and increased our capital leasing activity, which further reduced our cash payments for capital equipment. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2010, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. This upward trend is the largest contributor to our projected capital expenditures for 2010 increasing to $1.4 billion or less. In addition, we may use lease financing in 2010 for some portion of our capital spending.

Cash used for investing activities increased in 2008 as compared to 2007 primarily due to increased capital expenditures to support the planned growth in our strategic services.

Financing Activities

For the year ended December 31, 2009, we paid $2.000 billion in dividends to QSC, issued $811 million of new debt resulting in aggregate net proceeds of $738 million and repaid $25 million of non-affiliate long-term borrowings including current maturities.

For the year ended December 31, 2008, we paid $2.000 billion in dividends to QSC, repaid $347 million of non-affiliate long-term borrowings including current maturities, and received equity infusions of $231 million.

For the year ended December 31, 2007, we paid $2.470 billion in dividends to QSC, repaid $343 million of non-affiliate long-term borrowings including current maturities, issued $500 million of new debt resulting in aggregate net proceeds of $493 million and received equity infusions of $25 million.

We may declare and pay dividends to QSC in excess of our earnings or total stockholder’s equity to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our borrowings as of December 31, 2009. For additional information on our 2009 and 2008 financing activities, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $52 million as of December 31, 2009.

Credit Ratings

The table below summarizes our long-term debt ratings as of December 31, 2009 and 2008:

December 31, 2009 and 2008
Moody’s	Ba1
S&P	BBB-
Fitch	BBB-

With respect to Moody’s, a rating of Ba is judged to have speculative elements and is subject to substantial credit risk, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The “1, 2, 3” modifiers show relative standing within the major categories, 1 being the highest, or best modifier in terms of credit quality.

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

Given our current credit ratings, which as shown above are unchanged from December 31, 2008, our ability to raise additional capital under acceptable terms and conditions may be impaired.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

Near-Term Maturities

As of December 31, 2009, we had $500 million of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease annual pre-tax earnings by approximately $5 million.

Floating-Rate Debt

One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. As of December 31, 2009, we had $750 million of floating interest rate debt outstanding, of which $250 million was exposed to changes in interest rates, and $400 million of fixed rate debt which we converted to floating rate debt through interest rate swaps. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the net $650 million of floating interest rate debt and swaps that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $7 million.

Investments

As of December 31, 2009, our cash and investments managed by QSC included $1.011 billion invested in highly liquid cash-equivalent instruments and $41 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $10 million.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$500	$825	$1,500	$750	$600	$4,293	$8,468
Capital lease and other obligations	19	20	14	10	6	4	73
Interest on long-term borrowings and capital leases(2)	613	583	455	382	362	3,247	5,642
Operating leases	99	89	59	40	32	89	408

Total debt and lease payments	1,231	1,517	2,028	1,182	1,000	7,633	14,591

Other long-term liabilities	3	2	3	2	2	45	57

Purchase commitments:
Telecommunications and information technology	178	2	2	1	—	1	184
Advertising, promotion and other services(3)	111	63	39	30	25	63	331

Total purchase commitments	289	65	41	31	25	64	515

Non-qualified pension obligation(4)	2	2	2	2	2	19	29

Total future contractual obligations	$1,525	$1,586	$2,074	$1,217	$1,029	$7,761	$15,192

(1)	The table does not include:

•	our open purchase orders as of December 31, 2009. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

affiliate cash funding requirements for pension benefits payable to certain eligible current and future retirees allocated to us by QCII. The accounting unfunded status of QCII’s pension plan was $790 million at December 31, 2009. Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII’s cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of the year, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to the plan in 2010. Based on currently available information, QCII’s projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize QCII’s 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Substantially all of our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

•

affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2009 representing our allocated net benefit obligation for post-retirement benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $125 million in 2009, including payments for benefits that are not contractual obligations. Assuming our future proportionate share of QCII’s total post-retirement benefits payments is consistent with an average of our proportionate share over the prior three years, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.2 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1992, a trust was created and funded by QCII to help cover the health care costs of retirees who are former occupational employees. QCII did not make any cash contributions to this trust in 2009 and does not expect to make any significant cash contributions to this trust in the future. QCII anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008 QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for QCII’s eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009. See additional information on our benefits plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts in 2010, termination fees for these contracts would be $66 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2009.

(3)

We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services.

Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)	Non-qualified pension payment estimates assume we pay the same proportionate share of QCII’s total payments as the average we paid over the prior three years.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above.

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

Affiliate Transactions

We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost, as more fully described in Note 16—Related Party Transactions to our consolidated financial statements in Item 8 of this report. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

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

Loss Contingencies and Litigation Reserves

QCII and we are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to any such matters to which we are a party and in relation to other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the item and any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of December 31, 2009 and 2008 considers the anticipated utilization of any applicable tax credits.

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

Pension and Post-Retirement Benefits

Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain eligible employees participate in QCII’s post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

In computing the pension and post-retirement health care and life insurance benefits expenses and obligations, the most significant assumptions QCII makes include discount rate, expected rate of return on plan assets, health care trend rates and QCII’s evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense we record.

Changes in any of the above factors QCII made in computing the pension and post-retirement health care and life insurance benefit expenses could impact general, administrative and other operating expenses and the affiliate benefits payable allocated to us as described above. For further discussion of the QCII pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition and Related Reserves

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to four years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land-based telecommunications services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

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

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $240 million or increased depreciation by approximately $340 million, respectively. The effect of a one half year increase or decrease in the estimated remaining useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are fair value hedges or cash flow hedges are classified in cash flows from operations.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income, which is included in accumulated deficit in our consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

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

For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments to our consolidated financial statements in Item 8 of this report.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted FSP Financial Accounting Standard, or FAS, 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in SFAS No. 157, “Fair Value Measurements” (ASC 820). The adoption of this FSP has not had a material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Effective January 1, 2007, we adopted FIN 48 (ASC 740). See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this report for additional information.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. We are evaluating the impact of this ASU, but do not expect adoption to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (Accounting Standards Codification 740).

KPMG LLP

Denver, Colorado

February 16, 2010

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating revenue:
Operating revenue	$8,075	$8,576	$8,791
Operating revenue—affiliates	1,656	1,812	1,900

Total operating revenue	9,731	10,388	10,691

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,505	1,687	1,664
Selling	1,662	1,842	1,786
General, administrative and other operating	1,851	1,738	1,796
Affiliates	175	185	164
Depreciation and amortization	1,976	2,073	2,221

Total operating expenses	7,169	7,525	7,631

Operating income	2,562	2,863	3,060
Other expense (income)—net:
Interest expense on long-term borrowings—net	632	589	608
Other—net	9	7	12

Total other expense (income)—net	641	596	620

Income before income taxes	1,921	2,267	2,440
Income tax expense	724	829	913

Net income	$1,197	$1,438	$1,527

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,014	$233
Accounts receivable—net of allowance of $53 and $52, respectively	774	907
Accounts receivable—affiliates	71	127
Deferred income taxes—net	167	203
Prepaid expenses and other	245	241

Total current assets	2,271	1,711
Property, plant and equipment—net	10,638	11,441
Capitalized software—net	880	844
Prepaid pension—affiliates	952	1,047
Other	297	400

Total assets	$15,038	$15,443

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$515	$19
Accounts payable	419	430
Accounts payable—affiliates	201	224
Dividends payable—Qwest Services Corporation	100	400
Accrued expenses and other	941	891
Current portion of post-retirement, other post-employment benefits and other—affiliates	176	179
Deferred revenue and advance billings	393	409

Total current liabilities	2,745	2,552
Long-term borrowings—net of unamortized debt discount and other of $155 and $103, respectively	7,871	7,569
Post-retirement, other post-employment benefits and other—affiliates	2,573	2,597
Deferred income taxes—net	1,127	1,262
Other	410	677

Total liabilities	14,726	14,657

Commitments and contingencies (Note 17)

Stockholder’s equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,346	11,326
Accumulated deficit	(11,034)	(10,540)

Total stockholder’s equity	312	786

Total liabilities and stockholder’s equity	$15,038	$15,443

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$1,197	$1,438	$1,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,976	2,073	2,221
Deferred income taxes	(137)	215	(199)
Provision for bad debt—net	85	83	82
Other non-cash charges—net	17	41	25
Changes in operating assets and liabilities:
Accounts receivable	48	3	(47)
Accounts receivable—affiliates	55	(68)	213
Prepaid expenses and other current assets	10	29	32
Accounts payable, accrued expenses and other current liabilities	28	(112)	(63)
Accounts payable, accrued expenses and other current liabilities—affiliates	(163)	(71)	3
Deferred revenue and advance billings	(39)	(36)	(35)
Other non-current assets and liabilities including affiliates	90	(116)	(89)

Cash provided by operating activities	3,167	3,479	3,670

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,106)	(1,404)	(1,270)
Changes in interest in investments managed by Qwest Services Corporation	13	(13)	14
Reclassification of cash equivalent to investment (Note 4)	—	—	(26)
Other	(7)	15	28

Cash used for investing activities	(1,100)	(1,402)	(1,254)

Financing activities:
Proceeds from long-term borrowings	738	—	493
Repayments of long-term borrowings, including current maturities	(25)	(347)	(343)
Proceeds from long-term borrowings—affiliates	—	—	334
Repayments of long-term borrowings, including current maturities—affiliates	—	(22)	(318)
Dividends paid to Qwest Services Corporation	(2,000)	(2,000)	(2,470)
Equity infusions from Qwest Services Corporation	—	231	25
Other	1	2	(121)

Cash used for financing activities	(1,286)	(2,136)	(2,400)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	781	(59)	16
Beginning balance	233	292	276

Ending balance	$1,014	$233	$292

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Accumulated Deficit	Total	Comprehensive Income
	(Dollars in millions)
Balance as of December 31, 2006	$10,955	$(8,703)	$2,252
Net income	—	1,527	1,527	$1,527

Dividends declared on common stock	—	(2,470)	(2,470)
Impact upon adoption of FIN 48 (ASC 740)	—	(11)	(11)
Equity infusions from Qwest Services Corporation	25	—	25
Other net asset transfers	152	(105)	47

Balance as of December 31, 2007	11,132	(9,762)	1,370
Net income	—	1,438	1,438	$1,438
Dividends declared on common stock	—	(2,200)	(2,200)
Other comprehensive income—net of taxes:
Unrealized loss on derivative instruments, net of deferred taxes of $3	—	(6)	(6)	(6)
Unrealized loss on auction rate securities and other, net of deferred taxes of $5	—	(8)	(8)	(8)

Total comprehensive income—net				$1,424

Equity infusions from Qwest Services Corporation	231	—	231
Other net asset transfers	(37)	(2)	(39)

Balance as of December 31, 2008	11,326	(10,540)	786
Net income	—	1,197	1,197	$1,197
Dividends declared on common stock	—	(1,700)	(1,700)
Other comprehensive income—net of taxes:
Unrealized gain on derivative instruments, net of deferred taxes of $4	—	7	7	7
Unrealized gain on auction rate securities and other, net of deferred taxes of $1	—	2	2	2

Total comprehensive income—net				$1,206

Other net asset transfers	20	—	20

Balance as of December 31, 2009	$11,346	$(11,034)	$312

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2009, 2008 and 2007

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

Note 1: Business and Background

We offer data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

We are wholly owned by QSC, which is wholly owned by QCII. Our operations are included in the consolidated operations of QCII and generally account for the majority of QCII’s consolidated revenue. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber-optic network, QCII provides the following products and services that we do not provide:

•	Data integration;

•	Dedicated Internet access;

•	Hosting services;

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Managed services;

•	Multi-protocol label switching; and

•	Voice over Internet Protocol, or VoIP.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of QCII’s telecommunications network to transport voice and data traffic. Through its network, QCII also provides nationally and globally some data and Internet access services that are similar to services we provide within our local service area. These services include private line and our traditional wide area network (“WAN”) services, which consist of asynchronous transfer mode (“ATM”) and frame relay.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

We have evaluated subsequent events through February 16, 2010, the date these consolidated financial statements were issued.

Reclassifications

During the third quarter of 2009, we changed how we reported revenue to three categories of products and services, which are described below:

•	Our strategic services are primarily private line, broadband, video and Verizon Wireless services.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

•	Our legacy services are primarily local, access, integrated services digital network (“ISDN”) and traditional WAN services.

•	Our affiliate and other services are primarily services we provide to our affiliates and universal service funds (“USF”) surcharges.

We have also reclassified certain prior year revenue, expense and cash flow amounts to conform to the current year presentation.

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

•

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

For all of these and other matters, actual results could differ from our estimates.

Affiliate Transactions

We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost, as more fully described in Note 16—Related Party Transactions. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

In the normal course of business, we transfer assets to and from our parent, QSC which are recorded through our equity. It is QCII’s and our policy to record asset transfers based on carrying values.

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from one to four years. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative fair values of the separate elements. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount attributable to the equipment sale as long as all the conditions for revenue recognition have been satisfied. Any portion of the advance payment in excess of the relative fair value of the equipment is recognized ratably over the longer of the contractual period or the expected customer relationship period. If separate earnings processes do not exist, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from DIRECTV and Verizon Wireless services that we offer through sales agency relationships is reported on a net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership, and act as an agent or broker.

Allocation of Bundle Discounts

We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offerings. The allocation is based on the relative fair value of services included in each bundle combination.

USF, Gross Receipts Taxes and Other Surcharges

In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and general,

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

administrative and other operating expenses. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and general, administrative and other operating expenses.

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $182 million, $199 million and $209 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $328 million, $394 million and $407 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

Income Taxes

We are included in the consolidated federal income tax return of QCII. Under QCII’s tax allocation policy, QCII treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in QCII’s combined state tax returns, and the same payment and allocation policies apply.

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, adjustments to our liabilities for uncertain tax positions and amortization of investment tax credits. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of three months or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in “other” in financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2009 and 2008, the book overdraft balance was $27 million and $26 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process is dependent upon the customer segment, amount of the receivable, and our evaluation of the customer’s credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

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

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income, which is included in accumulated deficit in our consolidated balance sheets, any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item or whether our initial assumption of no ineffectiveness is still valid. If we determine that a derivative is not highly effective as a hedge, a derivative has ceased to be a highly effective hedge or our assumption of no ineffectiveness is no longer valid, then we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges. See Note 9—Derivative Financial Instruments for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

Pension and Post-Retirement Benefits

Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain eligible employees participate in QCII’s post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

For further information on QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2009.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 2: Summary of Significant Accounting Policies—(Continued)

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (ASC 820). The adoption of this FSP did not have a material effect on our financial position or results of operations.

Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP did not have a material effect on our financial position or results of operations.

Effective January 1, 2007, we adopted FIN 48 (ASC 740).

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. We are evaluating the impact of this ASU, but do not expect its adoption to have a material effect on our financial position or results of operations.

Note 3: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $8.313 billion as of December 31, 2009. For additional information, see Note 8—Borrowings.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents the fair values for auction rate securities, an investment fund, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of December 31, 2009 and 2008:

	Level	Fair value as of December 31,
		2009	2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$41	$43
Investment fund	3	—	9
Fair value hedges	3	2	—

Total assets		$43	$52

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,495	$6,189
Cash flow hedges	3	3	8

Total liabilities		$8,498	$6,197

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

We determined the fair value of our auction rate securities using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

We determined the fair value of our investment fund based on the asset values of the securities underlying the fund. This fund was fully liquidated during 2009.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate (“LIBOR”). For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 3: Fair Value of Financial Instruments—(Continued)

The table below presents a rollforward of the instruments valued using Level 3 inputs for the years ended December 31, 2009 and 2008:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges
	(Dollars in millions)
Balance at December 31, 2007	$31	$24	$—	$—
Transfers into (out of) Level 3	—	—	—	—
Additions	25	—	—	—
Dispositions	—	(12)	1	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	—	—	—
Included in other (expense) income—net	—	(3)	(1)	1
Included in other comprehensive loss	(13)	—	—	(9)

Balance at December 31, 2008	43	9	—	(8)

Transfers into (out of) Level 3	—	—	—	—
Additions	—	1	—	—
Dispositions	(4)	(11)	—	—
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	2	—
Included in other (expense) income—net	—	1	—	—
Included in other comprehensive income	2	—	—	5

Balance at December 31, 2009	$41	$—	$2	$(3)

Note 4: Investments

QSC manages the majority of our cash and investments. Our proportionate ownership of these investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. These changes are reflected on a net basis in cash flows from investing activities on our consolidated statements of cash flows.

As of December 31, 2009 and 2008, our investments included auction rate securities of $41 million and $43 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets have prevented QSC and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of December 31, 2009. These securities:

•	are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as “Triple X” securities;

•	currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 4: Investments—(Continued)

•	are rated A;

•

are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of BB+ and the other of which was not rated and in the fourth quarter of 2009 was prohibited by its regulator from making any claim payments;

•	are collateralized by the issuers; and

•	mature between 2033 and 2036.

We recorded an immaterial amount of unrealized gains and losses, net of deferred income taxes, on these auction rate securities for the years ended December 31, 2009 and 2008. The cumulative unrealized losses, net of deferred income taxes, related to these securities was $6 million and $8 million as of December 31, 2009 and December 31, 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our consolidated balance sheets. The cost basis of these securities was $51 million and $56 million as of December 31, 2009 and December 31, 2008, respectively. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $51 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

If the issuers cease making required interest payments, we would recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our consolidated statements of operations. If we believe that we will be required to sell these securities before their values recover, we would recognize the entire other-than-temporary decline in fair value in other expense (income)—net in our consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of December 31, 2009.

During 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. During the year ended December 31, 2008, QSC sold $12 million of our holdings in the fund. As of December 31, 2008, $5 million of our remaining investment in the fund was included in other current assets and $4 million was included in other non-current assets on our consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in the subsequent 12 months. During the year ended December 31, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our consolidated statement of operations. Our investment in the fund was fully liquidated in 2009.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 5: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in millions)
Total accounts receivable—net:
Trade receivables	$518	$615
Earned and unbilled receivables	121	140
Purchased and other receivables	188	204

Total accounts receivable	827	959
Less: allowance for doubtful accounts	(53)	(52)

Accounts receivable non-affiliates—net	774	907
Accounts receivable—affiliates	71	127

Total accounts receivable—net	$845	$1,034

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

The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2009	$52	$85	$84	$53
2008	55	83	86	52
2007	53	82	80	55

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 6: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2009 and 2008 are as follows:

	Depreciable Lives	December 31,
		2009	2008
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$97	$97
Buildings	15-30 years	2,868	2,844
Communications equipment	7-10 years	18,297	18,595
Other network equipment	8-45 years	20,626	20,306
General purpose computers and other	5-11 years	1,719	2,016
Construction in progress	N/A	53	82

Total property, plant and equipment		43,660	43,940
Less: accumulated depreciation		(33,022)	(32,499)

Property, plant and equipment—net		$10,638	$11,441

We recorded depreciation expense of $1.752 billion, $1.855 billion and $2.017 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense.

Effective January 1, 2009, we changed our estimates of the economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $36 million and reduced net income, net of deferred taxes, by $22 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. These assets were fully depreciated as of December 31, 2009.

Asset Retirement Obligations

As of December 31, 2009, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$32	$30	$28
Accretion expense	2	2	2
Liabilities incurred	—	—	1
Liabilities settled and other	(2)	(1)	(1)
Change in estimate	(1)	1	—

Balance as of December 31	$31	$32	$30

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 7: Capitalized Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2009 and 2008, our capitalized software had carrying costs of $2.479 billion and $2.292 billion, respectively, and accumulated amortization was $1.599 billion and $1.448 billion, respectively. We recorded amortization expense of $224 million, $218 million and $204 million for the years ended December 31, 2009, 2008 and 2007, respectively, for capitalized software based on a life range of four to seven years.

The weighted average remaining life of our capitalized software was 3.6 years as of December 31, 2009.

The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2010	$226
2011	190
2012	156
2013	129
2014	101
2015 and thereafter	78

Total estimated future amortization expense	$880

Note 8: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2009 and 2008, the current portion of our long-term borrowings consisted of:

	December 31,
	2009	2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$500	$—
Long-term capital lease and other obligations	15	19

Total current portion of long-term borrowings	$515	$19

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Long-Term Borrowings

As of December 31, 2009 and 2008, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2009	2008
	(Dollars in millions)
Long-term borrowings:
Notes and term loan with various rates ranging from 3.504% to 8.875% including LIBOR + 3.25% and maturities from 2010 to 2043	$8,468	$7,657
Unamortized discount	(165)	(113)
Fair value hedge adjustment	10	10
Capital lease and other obligations	73	34
Less: current portion	(515)	(19)

Total long-term borrowings	$7,871	$7,569

Our long-term borrowings had the following interest rates and contractual maturities as of December 31, 2009:

	Contractual Maturities
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$—	$—	$750	$—	$—	$750
Above 5% to 6%	—	—	—	—	—	—	—
Above 6% to 7%	500	—	—	—	—	1,500	2,000
Above 7% to 8%	—	825	—	—	600	1,982	3,407
Above 8% to 9%	—	—	1,500	—	—	811	2,311

Total notes and bonds	$500	$825	$1,500	$750	$600	$4,293	$8,468

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Our long-term borrowings contractual maturities as of December 31, 2009:

	Maturities
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Notes and bonds:
Floating Rate Notes	$—	$—	$—	$750	$—	$—	$750
6.95% Term Loan	500	—	—	—	—	—	500
7.875% Notes	—	825	—	—	—	—	825
8.875% Notes	—	—	1,500	—	—	—	1,500
6.5% Notes	—	—	—	—	—	500	500
6.875% Debentures	—	—	—	—	—	1,000	1,000
7.125% Debentures	—	—	—	—	—	250	250
7.2% Debentures	—	—	—	—	—	250	250
7.25% Debentures	—	—	—	—	—	500	500
7.375% Debentures	—	—	—	—	—	55	55
7.5% Notes	—	—	—	—	600	—	600
7.5% Debentures	—	—	—	—	—	484	484
7.625% Notes	—	—	—	—	—	400	400
7.75% Debentures	—	—	—	—	—	43	43
8.375% Notes	—	—	—	—	—	811	811

Total notes and bonds	$500	$825	$1,500	$750	$600	$4,293	$8,468

Covenants

The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of our borrowing agreements as of December 31, 2009.

QCII and its other subsidiaries were in compliance with all of the provisions and covenants of their borrowing agreements as of December 31, 2009.

New Issuance

On April 13, 2009, we issued approximately $811 million aggregate principal amount of 8.375% Senior Notes due 2016. We are using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in our telecommunication assets.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 8: Borrowings—(Continued)

Registered Exchange Offer

On November 13, 2009, QC commenced a registered exchange offer for its 8.375% Notes due 2016 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on December 21, 2009.

Interest Rate Hedges

During 2009 and 2008, QC entered into interest rate hedges as discussed in Note 9—Derivative Financial Instruments.

Interest Expense

Interest expense includes interest on long-term borrowings. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Interest expense on long-term borrowings—net:
Gross interest expense	$642	$603	$620
Capitalized interest	(10)	(14)	(12)

Total interest expense on long-term borrowings—net	$632	$589	$608

Cash paid for interest:
Cash interest paid on long-term borrowings and interest rate swaps	$621	$628	$625
Cash received from counterparties on interest rate swaps	(24)	(46)	—

Net interest paid on long-term borrowings and interest rate swaps	$597	$582	$625

Note 9: Derivative Financial Instruments

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

We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties’ credit risk becomes unacceptable to us.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 9: Derivative Financial Instruments—(Continued)

In August 2009, we entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of our 8.875% Notes due in 2012. The hedges have the economic effect of converting our fixed interest rate debt to a floating interest rate of one-month LIBOR plus 7.0575% until maturity. We designated the interest rate swaps as fair value hedges. The terms of these hedges match the terms of the underlying debt such that we assume no ineffectiveness of the fair value hedging relationship and recognize the fair value of the hedge with a corresponding adjustment to the carrying value of the debt.

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges have the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% through March 15, 2010. We designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the year ended December 31, 2009.

In March 2008, we also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of our 6.5% Notes due 2017. These hedges had the economic effect of converting our fixed interest rate to a floating interest rate until these notes mature in 2017. We designated these interest rate swaps as fair value hedges. We terminated these hedges in the fourth quarter of 2008. Upon termination, we received $20 million in cash for the fair value of the swap asset and accrued interest from our counterparty. The accumulated increase of $10 million in the carrying value of the 6.5% Notes due 2017 through the hedge termination date is being amortized to interest expense using the effective interest method over the remaining term of the notes.

We valued the interest rate hedges using projected future cash flows, discounted at mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

For additional information on our accounting policies for derivative financial instruments, see Note 2—Summary of Significant Accounting Policies.

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other non-current assets	$—	Other non-current liabilities	$8

For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 9: Derivative Financial Instruments—(Continued)

The following table presents the effect of derivative instruments on our consolidated balance sheets and statements of operations for the years ended December 31, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2009	2008
	(Dollars in millions)
Interest rate contracts:
Amount of gain (loss) recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $2 and $3, respectively	$3	$(5)
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss (gain) reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $0, respectively	$4	$(1)
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 10: Severance

For the years ended December 31, 2009, 2008 and 2007, we recorded severance expenses of $109 million, $127 million and $14 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. As of December 31, 2009 and 2008, our severance liability was $75 million and $54 million, respectively, and is included in accrued expenses and other in our consolidated balance sheets.

Note 11: Employee Benefits

Pension and Post-Retirement Benefits

We are required to disclose the amount of our contributions to QCII relative to the QCII pension and post-retirement benefit plans. No pension or post-retirement occupational health care trust contributions were made during 2009 or 2008 and we do not expect to make contributions in 2010. As of December 31, 2009, the unfunded status of QCII’s pension plan for accounting purposes was $790 million, compared to an unfunded status of $745 million as of December 31, 2008. The unfunded status of its post-retirement benefit plans for accounting purposes was $2.525 billion and $2.509 billion as of December 31, 2009 and 2008, respectively.

In 2009 we recognized an allocated $104 million in pension expense. Our allocated pension income for 2008 was $28 million and our allocated pension expense for 2007 was $33 million. Our allocated post-retirement benefit expense for 2009, 2008, and 2007 was $89 million, $15 million, and $6 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII’s total pension and post-retirement benefit expenses were 99%, 92% and 98% for the years ended December 31, 2009, 2008 and 2007, respectively. QCII

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

allocates the expenses of these plans to us and its other affiliates. The allocation of expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in general, administrative and other operating expenses.

QCII sponsors a noncontributory qualified defined benefit pension plan (referred to as QCII’s pension plan) for substantially all management and occupational employees. In addition to this tax qualified pension plan, QCII also maintains a non-qualified pension plan for certain eligible highly compensated employees. These plans also provide survivor and disability benefits to certain employees. On November 2, 2009, QCII amended the pension plan and the non-qualified pension plan to no longer provide pension benefit accruals for active management employees effective January 1, 2010. Active management employees who participate in the plans will retain their accrued pension benefit, as earned through December 31, 2009, and certain participants will continue to earn interest credits on their vested benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they leave Qwest. The plans also provided a death benefit for beneficiaries of certain eligible retirees; however, QCII has eliminated this benefit for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. QCII previously eliminated the death benefit for retirees who retired after December 31, 2003.

QCII maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The benefit obligation for QCII’s occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII’s written benefit plans. In calculating this obligation, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements. These collective bargaining agreements covered approximately 15,600 of our unionized employees as of December 31, 2009 and reflect changes for the eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out of pocket costs through plan design changes starting January 1, 2009. These changes have been considered in calculating the benefit obligation under QCII’s occupational health care plan.

The terms of the post-retirement health care and life insurance plans between QCII and its eligible management employees and its eligible post-1990 management retirees are established by QCII and are subject to change at its discretion. QCII has a practice of sharing some of the cost of providing health care benefits with its management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, QCII’s contribution under its post-1990 management retirees’ health care plan is capped at a specific dollar amount. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the assets or obligations that are allocated to us.

A putative class action purportedly filed on behalf of certain of QCII retirees was brought against QCII and certain other defendants in Federal District Court in Colorado in connection with QCII’s decision to reduce life insurance benefits for these retirees during 2006 and 2007. See Note 17—Commitments and Contingencies—Other Matters for additional information.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 11: Employee Benefits—(Continued)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

QCII sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits that QCII deems actuarially equivalent to or exceeding Medicare Part D. QCII recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its post- retirement benefit obligation and net periodic post-retirement benefit expense. The effect of the subsidy reduced our net periodic post-retirement benefit expense by $39 million, $36 million and $51 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Benefit Plans

401(k) Plan

QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, QCII, on our behalf, matches a percentage of our employees’ contributions in cash. We recognized $54 million, $59 million and $62 million in expense related to this plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

QCII sponsors non-qualified unfunded deferred compensation plans for various groups that include certain of our current and former highly compensated employees. One of these plans is open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including QCII’s common stock.

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

Note 12: Income Taxes

We are included in the consolidated federal income tax returns and the combined state income tax returns of QCII. QCII treats our consolidated results as if we were a separate taxpayer. Our tax allocation policy requires us to pay our tax liabilities in cash based upon separate return taxable income. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of QCII, any tax audits involving QCII will also involve us. The IRS examines all of QCII’s federal income tax returns because QCII is included in the coordinated industry case program.

As of December 31, 2009, the QCII federal income tax returns for tax years 2002-2005 have been examined by the IRS. We paid $103 million in the fourth quarter of 2009 as our share of the settlements, and we recorded a $48 million asset transfer with QSC to recognize the difference between the settlements recorded on our books and the actual cash payment. We recognized an immaterial interest benefit as a result of the settlement.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes—(Continued)

In 2009, QCII filed amended federal income tax returns for 2002-2005 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit. Additionally, our federal income tax returns filed for tax years after 2005 are still subject to adjustment in an IRS audit.

QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns filed since 1996 are still open for state specific adjustments.

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 follows:

	Unrecognized Tax Benefits
	2009	2008
	(Dollars in millions)
Balance as of January 1	$95	$138
Additions for current year tax positions	—	31
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	(35)	(38)
Settlements	(47)	(36)
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$13	$95

As of December 31, 2009, none of the unrecognized tax benefits could affect our income tax provision and effective income tax rate.

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, we recognized $9 million, $20 million and $20 million, respectively, for interest expense related to uncertain tax positions. As of December 31, 2009 and 2008, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $6 million and $44 million, respectively. We made no accrual for penalties related to income tax positions.

Income Tax Expense

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$740	$537	$967
State and local	121	77	144

Total current tax provision	861	614	1,111
Deferred tax (benefit) expense:
Federal	(109)	180	(171)
State and local	(28)	35	(27)

Total deferred tax (benefit) expense	(137)	215	(198)

Income tax expense	$724	$829	$913

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes—(Continued)

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.1	3.2	3.0
Other	(0.4)	(1.6)	(0.6)

Effective income tax rate	37.7%	36.6%	37.4%

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,977)	$(1,999)
Receivable from an affiliate due to pension plan participation	(360)	(398)
Other	(57)	(54)

Total deferred tax liabilities	(2,394)	(2,451)

Payable to affiliate due to post-retirement benefit plan participation	1,139	1,100
Other	295	292

Total deferred tax assets	1,434	1,392

Net deferred tax liabilities	$(960)	$(1,059)

We have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Other Income Tax Information

We paid $861 million, $627 million and $1.127 billion to QSC related to income taxes in 2009, 2008, and 2007, respectively. As of December 31, 2009 and 2008 we had approximately $25 million and $29 million, respectively, in amounts relating to taxes payable to QSC reflected in accounts payable-affiliates on our consolidated balance sheets.

In 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 12: Income Taxes—(Continued)

We had unamortized investment tax credits of $68 million, $76 million and $82 million as of December 31, 2009, 2008 and 2007, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits of $8 million, $7 million and $4 million are included in the provision for income taxes for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13: Stockholder’s Equity

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

Equity Infusions

In 2009, we did not receive any equity infusions.

In 2008, QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us. We received cash equity infusions from QSC of $190 million in connection with the transfer. We also received other cash equity infusions of $41 million in 2008.

In 2007, QSC made equity infusions into two of its other wholly owned subsidiaries that have now been merged into us totaling $25 million.

Other Net Asset Transfers

The reorganization activities noted above combined businesses that were already controlled by QCII, therefore we accounted for these activities in a manner similar to a pooling of interests. The difference between the assets and liabilities transferred to us from QSC was recorded as an adjustment to accumulated deficit in 2007. QSC cash was not transferred to us as part of the combination for any prior period prior to 2008. Accordingly, for purposes of the presentation of our prior period combined financial statements, the net cash generated or used by the transferred set of QSC activities for each year presented in our consolidated financial statements is recorded in operating and investing cash flows with a corresponding distribution or contribution of cash in financing activities. For the year ended December 31, 2007, cash generated by operating activities and the corresponding financing cash outflows amounted to $113 million.

During 2009, QCII executed a settlement with the IRS relating to its audit of the 2002-2005 tax years. We paid $103 million in the fourth quarter of 2009 as our share of the settlement and recorded a $48 million asset transfer with QSC to recognize the difference between the settlement recorded on our books and the actual cash payment. In 2008, QCII executed a settlement with the IRS relating to its audit of the 1998-2001 tax years. We paid an immaterial amount in the fourth quarter of 2008 as our share of the settlement. We recorded a $62 million asset transfer with QSC to recognize the difference between the settlement recorded on our books and the actual cash payment. In 2007, QSC forgave an $82 million tax liability we owed to QSC. We recorded the forgiveness as an asset transfer.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates. It is our policy to record these asset transfers based on carrying values.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 13: Stockholder’s Equity—(Continued)

Dividends

During the years ended December 31, 2009, 2008 and 2007, we declared cash dividends to QSC of $1.700 billion, $2.200 billion and $2.470 billion, respectively, and we paid cash dividends of $2.000 billion, $2.000 billion and $2.470 billion, respectively.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings and total stockholder’s equity to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

Note 14: Stock-Based Compensation

Our employees participate in QCII’s Equity Incentive Plan (“EIP”) and Employee Stock Purchase Plan (“ESPP”). For more information about these plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2009.

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Black-Scholes assumptions:
Risk-free interest rate	1.8%	2.7%	4.3%
Expected dividend yield	8.9%	6.4%	—%
Expected option life (years)	4.8	4.9	4.7
Expected stock price volatility	47%	38%	45%

We believe the two most significant assumptions used in QCII’s estimates of fair value are the expected option life and the expected stock price volatility, both of which QCII estimates based on historical information.

Stock-Based Compensation Expense

Stock-based compensation expense is included in cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We recognize compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We recognize compensation expense when our employees purchase QCII’s common stock under the ESPP for the difference between the employees’ purchase prices and the fair market values of QCII’s stock.

For the years ended December 31, 2009, 2008 and 2007, our total stock-based compensation expense was approximately $48 million, $43 million and $21 million, respectively.

As of December 31, 2009, QCII had $58 million of total unrecognized compensation expense related to unvested stock options and restricted stock under the EIP. QCII expects to recognize this amount over the remaining weighted average service period of 1.4 years. We expect to recognize most of this $58 million of unrecognized compensation expense related to unvested stock-based compensation since we have the vast majority of the employees participating in the stock-based compensation plans. There is no unrecognized compensation expense related to the ESPP. QCII will continue to record stock-based compensation and it will continue to allocate a portion of these costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately allocated to us as a result of stock-based compensation recorded at QCII may fluctuate.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 15: Contribution to QCII Segments

Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII’s segments: business markets, mass markets and wholesale markets. QCII’s Chief Operating Decision Maker (“CODM”), who is also our CODM, reviews our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”). Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these. We generate the majority of our revenue by providing data, Internet and voice services using our network as described further below. We also generate revenue from services we provide to our affiliates.

•

Strategic services include broadband services and video services that we offer to consumers; private line services that we offer to other telecommunications providers and business customers; and Verizon Wireless services that customers buy as part of a bundle with one or more of our other products and services.

•

Legacy services include local services and access services. Local services primarily consist of local exchange and switching services. Local services also include UNEs provided to our wholesale customers. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network. Legacy services also include other data services such as ISDN, frame relay and ATM that we offer primarily to business customers.

•

Affiliate and other services include providing to our affiliates data services, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support. We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the years ended December 31, 2009, 2008 and 2007 is summarized in the following table:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Operating revenue:
Strategic services	$2,898	$2,788	$2,485
Legacy services	4,992	5,608	6,117
Affiliate and other services	1,841	1,992	2,089

Total operating revenue	$9,731	$10,388	$10,691

Revenue from affiliates was 17%, 17% and 18% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 16: Related Party Transactions

We provide to our affiliates data, Internet and voice services, as well as local and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates, marketing, sales and advertising, computer system and development support services, network support and technical services and other support services.

Below are details of the services we provided to our affiliates:

•	Telecommunications services. Data, Internet and voice services in support of our affiliates’ service offerings.

•	Billing and collections services. Billing and collections services in support of an affiliate’s long-distance business.

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

•

Other support services. Other support services include legal, regulatory, finance and accounting, tax, human resources and executive support. In addition, we sublease space in our office buildings, warehouses and other properties.

We charge our affiliates for services based on market price or fully distributed cost (“FDC”). We charge our affiliates market price for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying an FDC methodology. FDC rates include salaries and wages, payroll taxes, employee benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. We believe these cost allocation methodologies are reasonable. From time to time, QC adjusts the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

We also purchase services from our affiliates including long-distance, wholesale Internet access and insurance. Our affiliates charge us for these services based on market price or FDC.

In 2009 and 2008, we paid approximately $27 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees and is a subsidiary of UnitedHealth Group. QCII’s director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$500	$825	$1,500	$750	$600	$4,293	$8,468
Capital lease and other obligations	19	20	14	10	6	4	73
Interest on long-term borrowings and capital leases(2)	613	583	455	382	362	3,247	5,642
Operating leases	99	89	59	40	32	89	408

Total debt and lease payments	1,231	1,517	2,028	1,182	1,000	7,633	14,591

Other long-term liabilities	3	2	3	2	2	45	57

Purchase commitments:
Telecommunications and information technology	178	2	2	1	—	1	184
Advertising, promotion and other services(3)	111	63	39	30	25	63	331

Total purchase commitments	289	65	41	31	25	64	515

Non-qualified pension obligation(4)	2	2	2	2	2	19	29

Total future contractual obligations	$1,525	$1,586	$2,074	$1,217	$1,029	$7,761	$15,192

(1)	The table does not include:
•	our open purchase orders as of December 31, 2009. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

affiliate cash funding requirements for pension benefits payable to certain eligible current and future retirees allocated to us by QCII. The accounting unfunded status of QCII’s pension plan was $790 million at December 31, 2009. Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII’s cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of the year, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to the plan in 2010. Based on currently available information, QCII’s projected required contribution in 2011 is $0 to $120 million. The information necessary to finalize QCII’s 2011 contribution calculations will not be available until later in 2010. It is also very likely, based on current funding laws and regulations, that significantly higher contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies—(Continued)

and funding laws and regulations. Substantially all of our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

•

affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2009 representing our allocated net benefit obligation for post-retirement benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $125 million in 2009, including payments for benefits that are not contractual obligations. Assuming our future proportionate share of QCII’s total post-retirement benefits payments is consistent with an average of our proportionate share over the prior three years, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.2 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1992, a trust was created and funded by QCII to help cover the health care costs of retirees who are former occupational employees. QCII did not make any cash contributions to this trust in 2009 and does not expect to make any significant cash contributions to this trust in the future. QCII anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2008, QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2009, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for QCII’s eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, this could vary widely in any given year. The benefits reimbursed from plan assets were $193 million in 2009;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts in 2010, termination fees for these contracts would be $66 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2009.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)	Non-qualified pension payment estimates assume we pay the same proportionate share of QCII’s total payments as the average we paid over the prior three years.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies—(Continued)

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term borrowings, including current maturities in the consolidated statements of cash flows.

The table below summarizes our capital lease activity as of and for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in millions)
Capital leases:
Assets acquired through capital leases	$61	$10	$10
Assets included in property, plant and equipment	109	107	112
Accumulated depreciation	25	64	58
Depreciation expense	20	21	21
Cash payments towards capital leases	24	25	23

The future minimum payments under capital leases as of December 31, 2009 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$95
Less: amount representing interest and executory costs	(22)

Present value of minimum payments	73
Less: current portion	(15)

Long-term portion	$58

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2009, 2008 and 2007, rent expense under these operating leases was $188 million, $204 million and $185 million, respectively, net of sublease rental income of $18 million, $19 million and $22 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $60 million, which we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

On our behalf, QCII maintains letter of credit arrangements with various financial institutions. As of December 31, 2009, the amount of letters of credit outstanding was $52 million, and we had no outstanding guarantees.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies—(Continued)

Contingencies

QCII is involved in several legal proceedings to which we are not a party that, if resolved against QCII, could have a material adverse effect on our business and financial condition. We have included below a discussion of these matters. Only those matters to which we are a party represent contingencies for which we have accrued, or could reasonably anticipate accruing, liabilities if appropriate to do so. We are not a party to any of the matters discussed below and therefore have not accrued any liabilities for these matters.

In this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

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

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph P. Nacchio, QCII’s former chief executive officer, Robert S. Woodruff, QCII’s former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $314 million based on the exchange rate on December 31, 2009).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies—(Continued)

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

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against QCII on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge QCII’s right to install its fiber-optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge QCII’s right to install fiber-optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit QCII to install its fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which QCII has fiber-optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which QCII’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

Qwest Communications Company, LLC (“QCC”) is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 17: Commitments and Contingencies—(Continued)

on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII’s favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on all of the plaintiffs’ claims. Plaintiffs’ motion for reconsideration is pending before the court.

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2009
Operating revenue	$2,507	$2,463	$2,402	$2,359	$9,731
Income tax expense	209	186	180	149	724
Net income	340	305	293	259	1,197

2008
Operating revenue	$2,624	$2,607	$2,556	$2,601	$10,388
Income tax expense	214	252	183	180	829
Net income	349	411	299	379	1,438

Note 19: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Prepaid expenses and other current assets:
Deferred activation and installation charges	$99	$107
Prepaid expenses and other	146	134

Total prepaid expenses and other current assets	$245	$241

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$143	$124
Employee compensation	283	306
Accrued property and other taxes	211	223
Other	304	238

Total accrued expenses and other current liabilities	$941	$891

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

Note 20: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2009, employees covered under these collective bargaining agreements totaled approximately 15,600, or 56% of all our employees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

The Audit Committee of the Board of Directors of QCII is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee’s charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accountant

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for professional accounting services, including KPMG’s audit of our annual consolidated financial statements, are set forth in the table below.

	2009	2008
	(Dollars in thousands)
Audit fees	$2,815	$3,188
Audit-related fees	74	308

Total fees	$2,889	$3,496

KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2009 or 2008.

For purposes of the preceding table, the professional fees are classified as follows:

Audit fees—These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

Audit-related fees—These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accountant. More specifically, these services include regulatory filings and employee benefit plan audits. Audit-related fees for each year shown include amounts that have been billed through the date of this filing.

The Audit Committee approved in advance all of the services performed by KPMG described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(a)(3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

Exhibit Number	Description

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(4.10)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.1)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.2)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 16, 2010.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/S/ R. WILLIAM JOHNSTON
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2010.

Signature	Title

/S/ EDWARD A. MUELLER Edward A. Mueller	Director and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

* Teresa A. Taylor	Director

*By:	/S/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer As Attorney-In-Fact