Form 10-Q
period 2010-03-31
QWEST CORP
filed 2010-05-05
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On May 3, 2010, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates.

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

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for government and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Facilities expenses. Third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers.

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Operating revenue:
Operating revenue	$1,959	$2,077
Operating revenue—affiliates	388	430

Total operating revenue	2,347	2,507

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	408	405
Selling	376	454
General, administrative and other operating	389	411
Affiliates	48	51
Depreciation and amortization	465	493

Total operating expenses	1,686	1,814

Operating income	661	693
Other expense (income)—net:
Interest expense on long-term borrowings—net	156	146
Other—net	—	(2)

Total other expense (income)—net	156	144

Income before income taxes	505	549
Income tax expense	253	209

Net income	$252	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$744	$1,014
Short-term investments	424	—
Accounts receivable—net of allowance of $51 and $53, respectively	733	774
Accounts receivable—affiliates	53	71
Deferred income taxes—net	168	167
Prepaid expenses and other	236	245

Total current assets	2,358	2,271

Property, plant and equipment—net	10,449	10,638
Capitalized software—net	882	880
Prepaid pension—affiliate	939	952
Other	321	297

Total assets	$14,949	$15,038

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term borrowings	$520	$515
Accounts payable	388	419
Accounts payable—affiliates	398	201
Dividends payable—Qwest Services Corporation	100	100
Accrued expenses and other	870	941
Current portion of post-retirement, other post-employment benefits and other—affiliates	180	176
Deferred revenue and advance billings	387	393

Total current liabilities	2,843	2,745

Long-term borrowings—net of unamortized debt discount and other of $149 and $155, respectively	7,880	7,871
Post-retirement, other post-employment benefits and other—affiliates	2,557	2,573
Deferred income taxes—net	1,133	1,127
Other	378	410

Total liabilities	14,791	14,726

Commitments and contingencies (Note 9)

Stockholder’s equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,346	11,346
Accumulated deficit	(11,188)	(11,034)

Total stockholder’s equity	158	312

Total liabilities and stockholder’s equity	$14,949	$15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$252	$340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465	493
Deferred income taxes	6	22
Provision for bad debt—net	17	25
Other non-cash charges—net	(3)	4
Changes in operating assets and liabilities:
Accounts receivable	15	54
Accounts receivable—affiliates	18	56
Prepaid expenses and other current assets	27	(20)
Accounts payable, accrued expenses and other current liabilities	(69)	(66)
Accounts payable, accrued expenses and other current liabilities—affiliates	200	60
Deferred revenue and advance billings	(9)	(8)
Other non-current assets and liabilities including affiliates	(31)	(21)

Cash provided by operating activities	888	939

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(316)	(262)
Changes in interest in investments managed by Qwest Services Corporation	(450)	(9)
Other	1	(8)

Cash used for investing activities	(765)	(279)

Financing activities:
Repayments of long-term borrowings including current maturities	(5)	(6)
Dividends paid to Qwest Services Corporation	(400)	(630)
Other	12	10

Cash used for financing activities	(393)	(626)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(270)	34
Beginning balance	1,014	233

Ending balance	$744	$267

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2010

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

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our condensed consolidated results of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

Reclassifications

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our condensed consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

•

Cost of sales (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales expenses (such as modem expenses); rents and utilities expenses incurred by our network operations; fleet expenses; and other expenses directly related to our network operations (such as professional fees and outsourced services).

•

Selling expenses are expenses incurred in selling products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing and advertising; external commissions; bad debt expense; and other selling expenses (such as professional fees and outsourced services).

•	General, administrative and other operating expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses for administrative functions (such as

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

salaries, wages and certain benefits); taxes and fees (such as property and other taxes and universal service funds (“USF”) charges); rents and utilities expenses incurred by our administrative offices; and other general, administrative and other operating expenses (such as professional fees). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees allocated to us from QCII.

These definitions reflect changes primarily for moving expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in $46 million moving from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three months ended March 31, 2009.

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

For the Three Months Ended March 31, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $49 million and $44 million for the three months ended March 31, 2010 and 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.273 billion and $33.022 billion as of March 31, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.643 billion and $1.599 billion as of March 31, 2010 and December 31, 2009, respectively.

Short-term Investments

Short-term investments are investments in U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature.

Note 2: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short-term investments (consisting of U.S. Treasury and U.S. government agency securities), auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, U.S. Treasury and U.S. government agency securities, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $8.319 billion and $8.313 billion as of March 31, 2010 and December 31, 2009, respectively. For additional information, see Note 4—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the “FASB”).

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of March 31, 2010 and December 31, 2009:

		Fair Value As Of
	Level	March 31, 2010	December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$60	$41
Fair value hedges	3	5	2

Total assets		$65	$43

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,783	$8,495
Cash flow hedges	3	—	3

Total liabilities		$8,783	$8,498

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.81%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.87%;

•	probability that a default will occur of 20.81% with a related recovery rate of 55%; and

•	discount rate of 8.28%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rates (“LIBOR”) associated with those cash flows. We

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

determined this valuation excluding accrued interest. For additional information on our derivative financial instruments, see Note 5—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the three months ended March 31, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges
	(Dollars in millions)
Balance at December 31, 2009	$41	$2	$(3)
Transfers into (out of) Level 3	—	—	—
Additions	26	—	—
Dispositions	—	—	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	3	—
Included in other (expense) income—net	—	—	—
Included in other comprehensive (loss) income	(7)	—	3

Balance at March 31, 2010	$60	$5	$—

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

Our investments include short-term investments in U.S. Treasury and U.S. government agency securities and auction rate securities. As of March 31, 2010, our short-term investments were $424 million and as of December 31, 2009 we did not have any short-term investments. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. All securities included in our short-term investments are reported at amortized cost basis, which is not materially different from fair value, and mature prior to September 30, 2010.

As of March 31, 2010 and December 31, 2009, our auction rate securities were $60 million and $41 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. These securities have stated maturities between 2033 and 2036.

We recorded unrealized losses, net of deferred income taxes on these auction rate securities of approximately $5 million and $3 million for the three months ended March 31, 2010 and 2009, respectively. The

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 3: Investments—(Continued)

cumulative net unrealized losses, net of deferred income taxes, related to these securities were $11 million and $6 million as of March 31, 2010 and December 31, 2009, respectively. These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. The cost basis of these securities was $78 million as of March 31, 2010 and $51 million as of December 31, 2009, respectively. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $78 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

Note 4: Borrowings

As of March 31, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$500	$500
Long-term capital lease and other obligations	20	15

Total current portion of long-term borrowings	520	515

Long-term borrowings—net:
Long-term notes—net	7,819	7,813
Long-term capital lease and other obligations—net	61	58

Total long-term borrowings—net	7,880	7,871

Total borrowings—net	$8,400	$8,386

We were in compliance with all provisions and covenants of our borrowings as of March 31, 2010.

Credit Facility

QCII’s revolving credit facility (the “Credit Facility”), which makes available to QCII $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit Facility by QCII are guaranteed by QSC and are secured by a senior lien on our stock.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

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

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% and expired on March 15, 2010. We designated these interest rate hedges as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the quarter ended March 31, 2010.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of March 31, 2010 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Fair value hedging contracts	Other non-current assets	$5	Other non-current liabilities	$—

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

For additional information on the fair value of our financial instruments, see Note 2—Fair Value of Financial Instruments.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

The following table presents the effect of derivative instruments on our consolidated results of operations:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $1 and $0, respectively	$2	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $1, respectively	$(3)	$1
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 6: Severance

For the three months ended March 31, 2010 and 2009, we recorded severance expenses of $3 million and $22 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, our severance liability was $48 million and $75 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

Note 7: Tax Matters

During the three months ended March 31, 2010, our income tax expense increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

During the three months ended March 31, 2010, we reduced our unrecognized tax benefits to zero, due to a decrease of $13 million relating to the elimination of unrecognized tax benefits arising from settlements with taxing authorities.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

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

Revenue from our products and services for the three months ended March 31, 2010 and 2009 is summarized in the following table:

	Three Months Ended March 31,
	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic services(1)	$752	$722
Legacy services(2)	1,165	1,312
Affiliates and other services(3)	430	473

Total operating revenue	$2,347	$2,507

(1)	Our strategic services include primarily private line, broadband, video and Verizon Wireless services.
(2)	Our legacy services include primarily local, access, integrated services digital network (“ISDN”) and traditional wide area network (“WAN”) services.
(3)	Our affiliates and other services consist primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII is a defendant in this lawsuit along with Joseph P. Nacchio, QCII’s former chief executive officer, Robert S. Woodruff, QCII’s former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal. On March 31, 2010, the federal district court for the District of Colorado dismissed the lawsuit without prejudice, concluding that the dispute should not be adjudicated in the United States.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $296 million based on the exchange rate on March 31, 2010).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII is a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. Plaintiffs then filed a petition for review by the Arizona Supreme Court, which was granted, and the matter is pending before that court. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $54 million based on the exchange rate on March 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

QCII Stockholder Litigation

From April 22 to May 3, 2010, thirteen individual or putative class action lawsuits were filed in state and federal courts in Colorado and in state court in Delaware relating to QCII’s pending merger with CenturyLink. The lawsuits were filed by purported QCII stockholders and name as defendants CenturyLink, QCII, certain of QCII’s officers and members of QCII’s Board of Directors. The plaintiffs generally allege that QCII’s directors breached their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. QCII will vigorously defend against these matters. For additional information, see Note 11—Subsequent Event.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to QCII on all of the plaintiffs’ claims. Plaintiffs’ motion for reconsideration is pending before the court.

Note 10: Dividends

During the three months ended March 31, 2010 and 2009, we declared cash dividends to QSC of $400 million and $600 million, respectively, and we paid cash dividends of $400 million and $630 million, respectively.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may continue to declare and pay dividends to QSC in excess of our earnings or total stockholder’s equity to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

Subsequent Event

On April 14, 2010, we declared a cash dividend to QSC of $800 million.

Note 11: Subsequent Event

QCII-CenturyLink Merger Agreement

On April 21, 2010, QCII entered into a merger agreement whereby CenturyTel, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s share prices as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. Completion of this transaction is subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

Certain statements in this report constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the end of this Item 2 for additional factors relating to these statements, and see “Risk Factors” in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We offer data, Internet, video and voice services within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

On April 21, 2010, our ultimate parent, QCII, entered into a merger agreement whereby CenturyTel, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s share prices as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. Completion of this transaction is subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our condensed consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

•	Cost of sales (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales expenses (such as modem expenses); rents and utilities expenses incurred by our network operations; fleet expenses; and other expenses directly related to our network operations (such as professional fees and outsourced services).

•

Selling expenses are expenses incurred in selling products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing and advertising; external commissions; bad debt expense; and other selling expenses (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and universal service funds, or USF, charges); rents and utilities expenses incurred by our administrative offices; and other general, administrative and other operating expenses (such as professional fees). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees allocated to us from QCII.

These definitions reflect changes primarily for moving expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in $46 million moving from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three months ended March 31, 2009.

We have updated our methodology of how we count our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them and include only those access lines that provide services to external customers and exclude lines used solely by us and our affiliates. Our new methodology excludes business and wholesale markets customers from our broadband subscribers.

We have also updated our methodology of how we count our partnership based video subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. This methodology change has increased our video subscribers by approximately 57,000 as of March 31, 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of March 31, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	March 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,582	7,537	1,103	11,222
Affiliates and us	(483)	—	—	(483)
Alignment to billed units	3	21	37	61

Currently reported access lines	2,102	7,558	1,140	10,800

Previously reported broadband subscribers	—	2,832	—	2,832
Excluding business and wholesale customers	—	(149)	—	(149)
Alignment to billed units	—	(39)	—	(39)

Currently reported broadband subscribers	—	2,644	—	2,644

Previously reported video subscribers	—	802	—	802
Alignment to billed units	—	7	—	7

Currently reported video subscribers	—	809	—	809

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

Our operations are integrated into and are part of the segments of QCII and contribute to all three of QCII’s segments: business markets, mass markets and wholesale markets. We currently group our products and services among the following three categories:

•	Strategic services, which include primarily private line, broadband, video and Verizon Wireless services;

•	Legacy services, which include primarily local, access, integrated services digital network, or ISDN, and traditional wide area network, or WAN, services; and

•

Affiliates and other services, consisting primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

We have reclassified certain prior year expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 to conform to the current period presentation.

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

•

Strategic services. We continue to see shifts in the makeup of our total revenue as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenue from our strategic services represented 32% and 29% of our total revenue for the three months ended March 31, 2010 and 2009, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached over 2.8 million broadband subscribers at March 31, 2010 compared to approximately 2.7 million at March 31, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, although our customers’ optimization of their networks and industry consolidation have negatively impacted our private line revenue. While we expect that these factors will continue to impact our business, we also believe our fiber strategy will favorably influence our private line revenue through increased demand.

•

Legacy services. Revenue from our legacy services represented 50% and 52% of our total revenue for the three months ended March 31, 2010 and 2009, respectively, and continues to decline. Our legacy services revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses. We are also experiencing price compression relating to some of our legacy services offered to our enterprise and government customers.

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

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related expenses (net of severance) while achieving operational efficiencies and improving processes through automation and other innovative ways of operating our business.

•	Pension and post-retirement benefits expenses. QCII is required to recognize on its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees compared to all the remaining participants. Changes in QCII’s assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband. For the remainder of 2010, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will continue to remain an important piece of our capital outlay. Our fiber strategy is the largest contributor to our projected capital expenditures for 2010 increasing to $1.4 billion or less. In addition, we continue to use lease financing in 2010 for some portion of our capital spending.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009 and the number of employees as of March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Operating revenue	$2,347	$2,507	$(160)	(6)%
Operating expenses	1,686	1,814	(128)	(7)%

Operating income	661	693	(32)	(5)%
Other expense (income)—net	156	144	12	8%

Income before income taxes	505	549	(44)	(8)%
Income tax expense	253	209	44	21%

Net income	$252	$340	$(88)	(26)%

Employees (as of March 31)	27,199	30,456	(3,257)	(11)%

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue as a result of continued access line losses and declining revenue from our traditional WAN services. In addition, operating revenue from affiliates also decreased due to reduced services provided to affiliates. These decreases in overall operating revenue were partially offset by increased revenue in our strategic services as a result of increased broadband subscribers.

The following table summarizes our operating revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Operating revenue:
Strategic services	$752	$722	$30	4%
Legacy services	1,165	1,312	(147)	(11)%
Affiliates and other services	430	473	(43)	(9)%

Total operating revenue	$2,347	$2,507	$(160)	(6)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of March 31, 2010 and 2009:

	March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(in thousands)
Total broadband subscribers(1)	2,845	2,644	201	8%

Total video subscribers(1)	950	809	141	17%

Access lines(1):
Business markets	1,969	2,102	(133)	(6)%
Mass markets	6,673	7,558	(885)	(12)%
Wholesale markets	1,021	1,140	(119)	(10)%

Total access lines	9,663	10,800	(1,137)	(11)%

(1)	We have updated our methodology of how we count our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Strategic Services

Strategic services revenue increased primarily due to an increase in broadband subscribers. Strategic services revenue also increased due to revenue from our increased sales of Verizon Wireless services and increased volumes in our private line services, which include fiber to the cell site, or FTTCS, partially offset by decreased rates.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line loss and reduced volumes related to product substitution and intense competition. Legacy services also decreased due to declining demand for UNEs as well as lower revenue from our traditional WAN services, driven by industry consolidation and customer migration to more advanced technology services.

Affiliates and Other Services Revenue

Affiliates services revenue decreased primarily due to reduced support provided as a result of a decline in customer demand for an affiliate’s legacy telecommunication service offerings driven by technological migration and industry consolidation. In addition, we had reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in affiliates services were partially offset by an increase in services we provided to support an affiliate’s growth in its strategic service offerings. We estimate that the profit from services provided to our affiliates was approximately $90 million before income taxes for the three months ended March 31, 2010 and 2009.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related expenses	$256	$261	$(5)	(2)%
Other	152	144	8	6%

Total cost of sales	408	405	3	1%

Selling:
Employee-related expenses	219	272	(53)	(19)%
Marketing, advertising and external commissions	94	106	(12)	(11)%
Other	63	76	(13)	(17)%

Total selling	376	454	(78)	(17)%

General, administrative and other operating:
Employee-related expenses	137	146	(9)	(6)%
Taxes and fees	98	98	—	—%
Real estate and occupancy expenses	33	39	(6)	(15)%
Other	121	128	(7)	(5)%

Total general, administrative and other operating	389	411	(22)	(5)%

Affiliates	48	51	(3)	(6)%
Depreciation and amortization	465	493	(28)	(6)%

Total operating expenses	$1,686	$1,814	$(128)	(7)%

Cost of Sales (exclusive of depreciation and amortization)

Employee-related expenses decreased primarily due to lower salaries and wages related to employee reductions in our network operations, as we continue to adjust our workforce to reflect our workload.

Other cost of sales increased primarily due to higher professional fees.

Selling Expenses

Employee-related expenses decreased due to lower salaries, wages and benefits related to employee reductions, along with decreased severance and internal commissions.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct mail and media. Marketing, advertising and external commissions also decreased due to improved consumer call center expenses resulting from a migration to using internal sales call centers from using third-party sales call centers.

Other expenses decreased primarily due to lower bad debt expense and professional fees.

General, Administrative and Other Operating Expenses

Employee-related expenses decreased primarily due to a decrease in pension and post-retirement benefits expenses. This decrease was partially offset by increased salaries and wages.

QCII allocates the expense of its benefit plans to us based upon demographics of our employees compared to all the other participants. We expect to record combined net periodic benefits expense of approximately $127 million in 2010 as compared to $193 million for 2009. Changes to QCII’s assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost, partially offset by an increase in actuarial losses.

Real estate and occupancy expenses decreased because we had fewer operating leases in the three months ended March 31, 2010 as compared to the same period in 2009.

Other expenses decreased primarily due to lower professional fees.

Affiliates Expenses

Affiliates expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits.

Affiliates expenses remained flat for the three months ended March 31, 2010 as compared to the prior year period.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$408	$439	$(31)	(7)%
Amortization	57	54	3	6%

Total depreciation and amortization	$465	$493	$(28)	(6)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three months ended March 31, 2010 due to increases in internally developed capitalized software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$156	$146	$10	7%
Other—net	—	(2)	(2)	nm

Total other expense (income)—net	$156	$144	$12	8%

Income tax expense	$253	$209	$44	21%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings—net increased due to the issuance of $811 million of new debt in the second quarter of 2009.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes) and gains or losses on investments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted. This increase in expense was partially offset due to the decrease in income before income taxes. The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for the three months ended March 31, 2010 and 2009 was 50% and 38%, respectively.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is a wholly owned subsidiary of QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. QCII and its consolidated subsidiaries had total borrowings of $13.546 billion and $14.200 billion as of March 31, 2010 and December 31, 2009, respectively.

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

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At March 31, 2010, we held cash and cash equivalents and liquid, short-term investments totaling $1.168 billion; and QCII had an additional $452 million in cash and cash equivalents and $232 million in short-term investments as well as $1.035 billion available under its currently undrawn revolving credit facility (referred to as the Credit Facility).

During the 12 months ended March 31, 2010, our net cash generated by operating activities totaled $3.116 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	capital expenditures of approximately $1.1 billion or less for the remaining nine months of 2010;

•	capital expenditures of an as yet unknown amount in the first three months of 2011;

•	$500 million of debt maturing in June 2010; and

•	dividends to QSC, including $800 million declared on April 14, 2010.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the three months ended March 31, 2010, we entered into capital leases for approximately $13 million of assets, which allowed us to reduce our initial cash outlays, and we may continue to use lease financing for some portion of our capital spending.

At March 31, 2010, our current liabilities exceeded our current assets by $485 million. This working capital deficit increased $11 million as compared to our working capital deficit at December 31, 2009. The increase was primarily due to dividends declared to QSC and capital expenditures, partially offset by earnings before depreciation and amortization.

In general, we intend to refinance our debt as it matures. However, we do not anticipate issuing new debt to refinance the $500 million of debt maturing in June 2010. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. The unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

Debt

We have a significant amount of debt maturing in the next several years, including $500 million maturing in 2010, $825 million maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as necessary. In general, we intend to refinance our debt as it matures. However, we do not anticipate issuing new debt to refinance the $500 million of debt maturing in June 2010.

The Credit Facility, which makes available to QCII $1.035 billion of additional credit subject to certain restrictions as described below, is currently undrawn and expires in September 2013. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. QCII’s merger agreement with

CenturyLink allows QCII to draw on the facility with the intent to repay the borrowings within 90 days. This facility has a cross payment default provision, and this facility and certain other debt issues of QCII and its other subsidiaries also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon a cross default, the creditors of a material amount of QCII’s debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. As a wholly owned subsidiary of QCII, in the event of such a cross default or cross acceleration, our business operations and financial condition could be affected, potentially impacting our credit ratings and access to the capital markets.

The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that QCII’s earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII’s debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, QCII’s debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s liquidity and flexibility due to potential restrictions on drawing on its Credit Facility and potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), but would need to do so in a manner consistent with the terms of QCII’s merger agreement with CenturyLink, if:

•	revenue and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to QCII’s pension plan; or

•

QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Pension Plan

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to this plan in 2010 and based on currently available information, QCII does not believe they will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Historically, QCII has only required us to pay our portion of their pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates.

Post-Retirement Benefits

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2009, the unfunded status of all of QCII’s post-retirement benefit plans was $2.525 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees.

As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII believes that, as of December 31, 2009, the more liquid assets in the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, actual returns could vary widely in any given year.

Our eligible employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of their post-retirement contribution.

Federal Grant for Broadband Expansion

In February 2009, the American Recovery and Reinvestment Act of 2009, a new federal law aimed at economic recovery, was enacted. Among other things, the new law allocates funds to expand broadband access to unserved and underserved communities across the U.S. In March 2010, we requested a grant of $350 million to expand broadband services to rural communities throughout our local service area. If approved, this grant would provide 75% of the required $467 million build-out cost. We would provide the remaining 25%, or $117 million, which we would fund over a three-year period.

We expect to know whether our grant has been approved by September 30, 2010. Grants are awarded on a competitive basis, and there is no guarantee we will receive the funding we have requested or that it will be granted on terms that are acceptable to us. If we accept funds, we may become subject to additional regulations.

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2010	2009
	(Dollars in millions)
Cash flows:
Provided by operating activities	$888	$939	$(51)	(5)%
Used for investing activities	765	279	486	174%
Used for financing activities	393	626	(233)	(37)%

Operating Activities

Cash provided by operating activities decreased during the period primarily due to the decline in cash received from customers as a result of our overall decline in revenue, partially offset by savings from cost reductions.

Investing Activities

Cash used for investing activities increased primarily due to an increase in interest on investments managed by QSC, along with increased capital expenditures. During the first quarter of 2010, QSC purchased U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classified these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the three months ended March 31, 2010 and 2009, we paid $400 million and $630 million, respectively, in dividends to QSC. We may continue to declare and pay dividends to QSC in excess of our earnings or total stockholder’s equity to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our borrowings as of March 31, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $84 million. We had outstanding letters of credit of approximately $52 million as of March 31, 2010.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

•

statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and capital or other expenditures; and

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Risks Relating to QCII’s Pending Merger with CenturyLink

QCII’s merger with CenturyLink is subject to closing conditions, including stockholder and government approvals, which could result in additional conditions that adversely affect QCII or which could cause the merger to be delayed or abandoned.

The completion of the CenturyLink merger is subject to certain closing conditions, including the approval of CenturyLink’s and QCII’s stockholders, the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger is subject to approvals from the Department of Justice, the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite QCII’s best efforts, QCII may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

Failure to complete the CenturyLink merger could negatively impact QCII and us.

If the CenturyLink merger is not completed, QCII would still remain liable for significant transaction costs and the focus of QCII’s management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. Depending on the reasons for not completing the merger, QCII could also be required to pay CenturyLink a termination fee of $350 million. For these and other reasons, a failed merger could adversely affect QCII’s business, operating results or financial condition, which in turn could adversely affect our business or financial condition. In addition, the trading price of QCII’s and our securities could be adversely affected to the extent that the current price reflects an assumption that the merger will be completed.

While the CenturyLink merger is pending, QCII and we are subject to business uncertainties and contractual restrictions that could adversely affect our business.

Our employees, customers and suppliers may have uncertainties about the effects of the merger. Although QCII and we intend to take actions designed to reduce any adverse effects of these uncertainties, they may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

Employee retention and recruitment while the merger is pending could be difficult, as employees and prospective employees could be uncertain about their future roles with a combined company. In addition, the pursuit of the merger and preparations for integration will place a significant burden on many employees and internal resources. If, despite QCII’s and our efforts, key employees depart or fail to accept employment with us because of these uncertainties and changes, or because they do not wish to remain with a combined company, our business and operating results could be adversely affected.

While the merger is pending, some of our customers could delay or forgo purchasing decisions and suppliers could seek additional rights or benefits from us. In addition, the merger agreement restricts QCII and us from taking certain actions with respect to our business and financial affairs without CenturyLink’s consent, and these restrictions could be in place for an extended period of time if the merger is delayed. For these and other reasons, the pendency of the merger could adversely affect our business, operating results or financial condition.

If completed, QCII’s merger with CenturyLink may not achieve the intended results.

The merger will involve the combination of two companies that currently operate as independent public companies. The combined company will need to devote management attention and resources to integrate QCII’s and CenturyLink’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

•	the combined company may not realize the anticipated cost savings and operating synergies at expected levels or in the expected timeframe;

•	existing customers and suppliers may decide not to do business with the combined company;

•	the costs of integrating QCII’s policies, procedures, operations, technologies and systems with those of CenturyLink could be higher than expected;

•	the integration process could consume significant time and attention on the part of the combined company’s management, thereby diverting attention from day-to-day operations; or

•	the combined company may not be able to integrate employees from the two companies while maintaining existing levels of sales and customer service.

For these and other reasons, the merger may not achieve the intended results.

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

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2010 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of March 31, 2010, our consolidated debt was approximately $8.4 billion, which was included in QCII’s consolidated debt of approximately $13.5 billion as of that date. Approximately $4.3 billion of QCII’s debt, which includes approximately $2.8 billion of our debt obligations, comes due over the next three years. The $4.3 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII expects to redeem for cash on or after November 20, 2010. Before any such redemption, holders of these 3.50% Convertible Senior Notes may require QCII to repurchase their notes for cash on November 15, 2010 or may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of QCII’s Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets), but would need to do so in a manner consistent with the terms of QCII’s merger agreement with CenturyLink, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if QCII or we are required to contribute a material amount of cash to QCII’s pension plan, if QCII or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

QCII’s $1.035 billion revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the legal matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII will not be required to make a cash contribution to this plan in 2010 and based on currently available information, QCII does not believe they will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2009, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII. As such, we could be severally liable for tax examinations and adjustments attributed to other members of the QCII affiliated group. As a significant taxpayer, QCII is subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

May 5, 2010