Form 10-Q
period 2010-06-30
QWEST CORP
filed 2010-08-06
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 4, 2010, one share of Qwest Corporation common stock was outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue:
Operating revenue	$1,927	$2,035	$3,886	$4,112
Operating revenue—affiliates	386	428	774	858

Total operating revenue	2,313	2,463	4,660	4,970

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	403	430	811	835
Selling	362	415	738	869
General, administrative and other operating	388	418	777	829
Affiliates	44	31	92	82
Depreciation and amortization	467	494	932	987

Total operating expenses	1,664	1,788	3,350	3,602

Operating income	649	675	1,310	1,368

Other expense (income)—net:
Interest expense on long-term borrowings—net	159	162	315	308
Other—net	(1)	22	(1)	20

Total other expense (income)—net	158	184	314	328

Income before income taxes	491	491	996	1,040
Income tax expense	187	186	440	395

Net income	$304	$305	$556	$645

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$225	$1,014
Short-term investments	138	—
Accounts receivable—net of allowance of $49 and $53, respectively	750	774
Accounts receivable—affiliates	39	71
Deferred income taxes—net	179	167
Prepaid expenses and other	187	245

Total current assets	1,518	2,271
Property, plant and equipment—net	10,311	10,638
Capitalized software—net	884	880
Prepaid pension—affiliate	924	952
Other	262	297

Total assets	$13,899	$15,038

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$23	$515
Accounts payable	402	419
Accounts payable—affiliates	141	201
Dividends payable—Qwest Services Corporation	300	100
Accrued expenses and other	879	941
Current portion of post-retirement, other post-employment benefits and other—affiliates	175	176
Deferred revenue and advance billings	386	393

Total current liabilities	2,306	2,745
Long-term borrowings—net of unamortized debt discount and other of $145 and $155, respectively	7,885	7,871
Post-retirement, other post-employment benefits and other—affiliates	2,518	2,573
Deferred income taxes—net	1,127	1,127
Other	371	410

Total liabilities	14,207	14,726

Commitments and contingencies (Note 9)

Stockholder’s (deficit) equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,368	11,346
Accumulated deficit	(11,676)	(11,034)

Total stockholder’s (deficit) equity	(308)	312

Total liabilities and stockholder’s (deficit) equity	$13,899	$15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$556	$645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932	987
Deferred income taxes	(29)	23
Provision for bad debt—net	31	43
Other non-cash charges—net	5	11
Changes in operating assets and liabilities:
Accounts receivable	(16)	35
Accounts receivable—affiliates	32	51
Prepaid expenses and other current assets	70	14
Accounts payable, accrued expenses and other current liabilities	(47)	(16)
Accounts payable, accrued expenses and other current liabilities—affiliates	(62)	(129)
Deferred revenue and advance billings	(11)	(19)
Other non-current assets and liabilities including affiliates	(12)	59

Cash provided by operating activities	1,449	1,704

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(608)	(542)
Changes in interest in investments managed by Qwest Services Corporation	(112)	(3)
Other	—	(7)

Cash used for investing activities	(720)	(552)

Financing activities:
Proceeds from long-term borrowings	—	738
Repayments of long-term borrowings including current maturities	(511)	(14)
Dividends paid to Qwest Services Corporation	(1,000)	(1,200)
Other	(7)	(3)

Cash used for financing activities	(1,518)	(479)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(789)	673
Beginning balance	1,014	233

Ending balance	$225	$906

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2010

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

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2010 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our condensed consolidated results of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

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

For the Three and Six Months Ended June 30, 2010

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $51 million and $97 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and six months ended June 30, 2009, respectively.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder’s deficit or equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 7—Tax Matters and Note 9—Commitments and Contingencies for additional information.

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

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $50 million and $99 million for the three and six months ended June 30, 2010, respectively, and $46 million and $89 million for the three and six months ended June 30, 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.498 billion and $33.022 billion as of June 30, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.679 billion and $1.599 billion as of June 30, 2010 and December 31, 2009, respectively.

Short-term Investments

Our short-term investments are investments in U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature.

QCII-CenturyLink Merger Agreement

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. Completion of this transaction remains subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. Stockholders of each company will be asked to vote on the merger at special meetings scheduled for August 24, 2010. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

Note 2: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short-term investments (consisting of U.S. Treasury and U.S. government agency securities), auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, U.S. Treasury and U.S. government agency securities, auction rate securities, accounts receivable, accounts payable and interest rate hedges. The carrying value of our

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $7.823 billion and $8.313 billion as of June 30, 2010 and December 31, 2009, respectively. For additional information, see Note 4—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable participants who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board (the “FASB”).

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of June 30, 2010 and December 31, 2009:

		Fair Value As Of
	Level	June 30, 2010	December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$19	$41
Fair value hedges	3	6	2

Total assets		$25	$43

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,081	$8,495
Cash flow hedges	3	—	3

Total liabilities		$8,081	$8,498

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.00%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 76.09%;

•	probability that a default will occur of 20.53% with a related recovery rate of 55.00%; and

•	discount rate of 7.54%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rates (“LIBOR”) associated with those cash flows. We determined this valuation excluding accrued interest. For additional information on our derivative financial instruments, see Note 5—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the six months ended June 30, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges
	(Dollars in millions)
Balance at December 31, 2009	$41	$2	$(3)
Transfers into (out of) Level 3	—	—	—
Additions	—	—	—
Dispositions	(27)	—	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	4	—
Included in other income (expense)—net	—	—	—
Included in other comprehensive (loss) income	5	—	3

Balance at June 30, 2010	$19	$6	$—

Note 3: Investments

QSC manages the majority of our cash and investments. Our proportionate ownership of these investments, including illiquid investments, can change because we record our portion of the entire portfolio of cash and investments managed by QSC. Our allocated portion changes as our cash balances change compared to the cash balances of our affiliate companies. These changes are reflected on a net basis in cash flows from investing activities on our condensed consolidated statements of cash flows.

Our investments include short-term investments in U.S. Treasury and U.S. government agency securities and auction rate securities. As of June 30, 2010, our short-term investments were $138 million and as of

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 3: Investments—(Continued)

December 31, 2009 we did not have any short-term investments. We classify these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. All securities included in our short-term investments are reported at amortized cost basis, which is not materially different from fair value, and mature prior to September 30, 2010.

The following table summarizes our unrealized gain (loss), net of deferred income taxes, due to the change in the amount of auction rate securities allocated to us by QSC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Unrealized gain (loss), net of deferred income taxes	$7	$2	$3	$(1)

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Auction rate securities—fair value	$19	$41
Classification	Non-current, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$3	$6
Auction rate securities—cost basis	$25	$51

These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $25 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

Our auction rate securities have stated maturities between 2033 and 2036.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 4: Borrowings

As of June 30, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$—	$500
Long-term capital lease and other obligations	23	15

Total current portion of long-term borrowings	23	515

Long-term borrowings—net:
Long-term notes—net	7,823	7,813
Long-term capital lease and other obligations—net	62	58

Total long-term borrowings—net	7,885	7,871

Total borrowings—net	$7,908	$8,386

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2010.

Repayment

In June 2010, we paid at maturity the $500 million aggregate principal amount of our 6.95% Term Loan due 2010.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

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

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. The notes bear interest at a rate per year equal

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

to LIBOR plus 3.25%. These hedges had the economic effect of converting our floating interest rate to fixed interest rates of approximately 6.0% and expired on March 15, 2010. We designated these interest rate hedges as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the six months ended June 30, 2010.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of June 30, 2010 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Fair value hedging contracts	Other non-current assets	$6	Other non-current liabilities	$—

The balance sheet location and fair value of derivative instruments designated as hedging instruments as of December 31, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$3
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

For additional information on the fair value of our financial instruments, see Note 2—Fair Value of Financial Instruments.

The following table presents the effect of derivative instruments on our consolidated results of operations for the three and six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,
	2010	2009
(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion)	$—	$—
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Not Applicable	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion)	$—	$1
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

Derivatives in Cash Flow Hedging Relationships	Six Months Ended June 30,
	2010	2009
	(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivatives (effective portion), net of deferred taxes of $1 and $0, respectively	$2	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of (gain) loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $2 and $1, respectively	$(3)	$2
Location of amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 6: Severance

For the three months ended June 30, 2010 and 2009, we recorded severance expenses of $6 million and $21 million, respectively. For the six months ended June 30, 2010 and 2009, we recorded severance expenses of $9 million and $43 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of June 30, 2010 and December 31, 2009, our severance liability was $36 million and $75 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

Note 7: Tax Matters

During the six months ended June 30, 2010, our income tax expense increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

During the six months ended June 30, 2010, we reduced our unrecognized tax benefits to zero, a decrease of $13 million due to settlements with taxing authorities.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

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

Revenue from our products and services for the three and six months ended June 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic services(1)	$755	$720	$1,507	$1,442
Legacy services(2)	1,116	1,270	2,281	2,582
Affiliates and other services(3)	442	473	872	946

Total operating revenue	$2,313	$2,463	$4,660	$4,970

(1)	Our strategic services include primarily private line, broadband, video and Verizon Wireless services.
(2)	Our legacy services include primarily local, access, integrated services digital network (“ISDN”) and traditional wide area network (“WAN”) services.
(3)	Our affiliates and other services consist primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

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

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

KPNQwest Litigation/Investigation

On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. QCII was a defendant in this lawsuit along with Joseph P. Nacchio, QCII’s former chief executive officer, Robert S. Woodruff, QCII’s former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs alleged, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they sought damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also sought treble and punitive damages as well as an award of plaintiffs’ attorneys’ fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal. On March 31, 2010, the federal district court for the District of Colorado dismissed the lawsuit without prejudice, concluding that the dispute should not be adjudicated in the United States. Plaintiffs did not appeal the district court’s dismissal without prejudice, and have not yet filed any claims against QCII in the Netherlands.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against QCII, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of QCII, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $270 million based on the exchange rate on June 30, 2010).

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

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

€40 million (or approximately $50 million based on the exchange rate on June 30, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including QCII and KPN, reached a settlement with VEB for €19 million (or $23 million based on the exchange rate on June 30, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed.

QCII will continue to defend against the pending KPNQwest litigation matters vigorously.

QCII Stockholder Litigation

In the weeks following the April 22, 2010 announcement of QCII’s pending merger with CenturyLink, purported QCII stockholders filed 17 lawsuits against QCII, its directors, certain of its officers, CenturyLink and SB44 Acquisition Company. The purported stockholder plaintiffs commenced these actions in three jurisdictions: the District Court for the City and County of Denver, the United States District Court for the District of Colorado, and the Delaware Court of Chancery. The plaintiffs generally allege that QCII’s directors breached their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. Many of the lawsuits also challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus relating to the merger, which was filed with the SEC on June 4, 2010.

QCII, and its directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. If the settlement is consummated, all of these actions will be dismissed, with prejudice.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against several other subsidiaries of QCII on behalf of landowners on various dates and in various courts in Arizona, California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Nevada, Oregon, South Carolina, Tennessee, Texas and Utah. For the most part, the complaints challenge the right to install fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit the defendants to install fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

One of QCII’s other subsidiaries, Qwest Communications Company, LLC (“QCC”), is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII’s favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to QCII on all of the plaintiffs’ claims. The plaintiffs filed a motion for reconsideration, which motion was denied by the court on July 22, 2010. The plaintiffs have until late August 2010 to file an appeal with the Tenth Circuit Court of Appeals.

Note 10: Dividends

We declared the following cash dividends to QSC during the six months ended June 30, 2010:

Date Declared	Total Amount
(Dollars in millions)
March 10, 2010	$400
April 14, 2010	$800

During the three and six months ended June 30, 2010, we paid cash dividends to QSC of $600 million and $1.000 billion, respectively.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

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

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. Completion of this transaction remains subject to approval by the stockholders of both companies, various federal and state regulatory approvals as well as other customary closing conditions. Stockholders of each company will be asked to vote on the merger at special meetings scheduled for August 24, 2010. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $51 million and $97 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and six months ended June 30, 2009, respectively.

During the first quarter of 2010 we updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them and include only those access lines that provide services to external customers and exclude lines used solely by us and our affiliates. Our new methodology excludes business and wholesale markets customers from our broadband subscribers.

During the first quarter of 2010 we also updated our methodology for counting our partnership based video subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. This methodology change has increased our video subscribers by approximately 57,000 at the end of the first quarter of 2010 and an additional 3,000 subscribers at the end of the second quarter of 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of June 30, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	June 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,526	7,288	1,075	10,889
Affiliates and us	(462)	—	—	(462)
Alignment to billed units	3	22	32	57

Currently reported access lines	2,067	7,310	1,107	10,484

Previously reported broadband subscribers	—	2,884	—	2,884
Excluding business and wholesale customers	—	(148)	—	(148)
Alignment to billed units	—	(39)	—	(39)

Currently reported broadband subscribers	—	2,697	—	2,697

Previously reported video subscribers	—	833	—	833
Alignment to billed units	—	5	—	5

Currently reported video subscribers	—	838	—	838

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

We have reclassified certain prior year expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 to conform to the current period presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report. Unless otherwise noted below, discussions related to changes in revenue and expenses are applicable to both the three and six months ended June 30, 2010.

Business Trends

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenue as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenue from our strategic services represented 33% and 29% of our total revenue for the three months ended June 30, 2010 and 2009, respectively, and 32% and 29% of our total revenue for the six months ended June 30, 2010 and 2009, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 2.9 million broadband subscribers at June 30, 2010 compared to approximately 2.7 million at June 30, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, although our customers’ optimization of their networks and industry consolidation have negatively impacted our private line revenue. While we expect that these factors will continue to impact our business, we also believe our fiber strategy will favorably influence our private line revenue through increased demand.

•

Legacy services. Revenue from our legacy services represented 48% and 52% of our total revenue for the three months ended June 30, 2010 and 2009, respectively, and 49% and 52% of our total revenue for the six months ended June 30, 2010 and 2009, respectively, and continues to decline. Our legacy services revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses. We are also experiencing price compression relating to some of our legacy services offered to our enterprise and government customers.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three and six months ended June 30, 2010 and 2009 and the number of employees as of June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,313	$2,463	$(150)	(6)%	$4,660	$4,970	$(310)	(6)%
Operating expenses	1,664	1,788	(124)	(7)%	3,350	3,602	(252)	(7)%

Operating income	649	675	(26)	(4)%	1,310	1,368	(58)	(4)%
Other expense (income)—net	158	184	(26)	(14)%	314	328	(14)	(4)%

Income before income taxes	491	491	—	—%	996	1,040	(44)	(4)%
Income tax expense	187	186	1	1%	440	395	45	11%

Net income	$304	$305	$(1)	—%	$556	$645	$(89)	(14)%

Employees					26,906	29,150	(2,244)	(8)%

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue as a result of continued access line losses and declining revenue from our traditional WAN services. In addition, operating revenue from affiliates also decreased due to reduced services provided to affiliates. These decreases in overall operating revenue were partially offset by increased revenue in our strategic services as a result of increased volume of broadband subscribers and rates on broadband services.

The following table summarizes our operating revenue for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Strategic services	$755	$720	$35	5%	$1,507	$1,442	$65	5%
Legacy services	1,116	1,270	(154)	(12)%	2,281	2,582	(301)	(12)%
Affiliates and other services	442	473	(31)	(7)%	872	946	(74)	(8)%

Total operating revenue	$2,313	$2,463	$(150)	(6)%	$4,660	$4,970	$(310)	(6)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of June 30, 2010 and 2009:

	June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers(1)	2,852	2,697	155	6%

Total video subscribers(1)	951	838	113	13%

Access lines(1):
Business markets	1,942	2,067	(125)	(6)%
Mass markets	6,457	7,310	(853)	(12)%
Wholesale markets	988	1,107	(119)	(11)%

Total access lines	9,387	10,484	(1,097)	(10)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Strategic Services

Strategic services revenue increased primarily due to an increase in the volume of broadband subscribers and a product mix which favorably impacted our rates on broadband services. Strategic services revenue also increased due to increased volumes in our private line services and revenue from our increased volume of Verizon Wireless subscribers, partially offset by a product mix which unfavorably impacted our rates on Verizon Wireless services.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line loss and reduced access services usage related to product substitution and intense competition. Legacy services also decreased due to declining demand for UNEs as well as lower revenue from our traditional WAN services, driven by industry consolidation and customer migration to more advanced technology services.

Affiliates and Other Services Revenue

Affiliates services revenue decreased primarily due to reduced telecommunication services and associated support provided as a result of a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. In addition, we had reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in affiliates services were partially offset by an increase in services we provided to support an affiliate’s growth in its strategic service offerings. We estimate that the profit from services provided to our affiliates was approximately $150 million and $160 million before income taxes for the six months ended June 30, 2010 and 2009, respectively. Other revenue, primarily USF surcharges, which we account for on a gross basis, increased primarily due to an increase in the USF contribution factor mandated by the Federal Communications Commission (“FCC”). We passed along this increase to our customers to align our USF revenue with our USF expenses.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related expenses	$247	$266	$(19)	(7)%	$503	$527	$(24)	(5)%
Other	156	164	(8)	(5)%	308	308	—	—%

Total cost of sales	403	430	(27)	(6)%	811	835	(24)	(3)%

Selling:
Employee-related expenses	217	246	(29)	(12)%	436	518	(82)	(16)%
Marketing, advertising and external commissions	92	107	(15)	(14)%	186	213	(27)	(13)%
Other	53	62	(9)	(15)%	116	138	(22)	(16)%

Total selling	362	415	(53)	(13)%	738	869	(131)	(15)%

General, administrative and other operating:
Employee-related expenses	141	166	(25)	(15)%	278	312	(34)	(11)%
Taxes and fees	104	99	5	5%	202	197	5	3%
Real estate and occupancy expenses	31	32	(1)	(3)%	64	71	(7)	(10)%
Other	112	121	(9)	(7)%	233	249	(16)	(6)%

Total general, administrative and other operating	388	418	(30)	(7)%	777	829	(52)	(6)%

Affiliates	44	31	13	42%	92	82	10	12%
Depreciation and amortization	467	494	(27)	(5)%	932	987	(55)	(6)%

Total operating expenses	$1,664	$1,788	$(124)	(7)%	$3,350	$3,602	$(252)	(7)%

Cost of Sales (exclusive of depreciation and amortization)

Employee-related expenses decreased primarily due to lower salaries, wages and severance expenses related to prior year employee reductions in our network operations, as we continue to adjust our workforce to reflect our workload.

Selling Expenses

Employee-related expenses decreased due to lower salaries, wages, severance and benefits related to employee reductions, along with decreased internal commissions.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct mail and media. Marketing, advertising and external commissions also decreased due to improved consumer call center expenses resulting from a migration to using internal sales call centers from using third-party sales call centers.

Other expenses decreased primarily due to lower professional fees and bad debt expense.

General, Administrative and Other Operating Expenses

Employee-related expenses decreased primarily due to a decrease in pension and post-retirement benefits expenses. This decrease was partially offset by increased salaries and wages.

QCII allocates the expense of its pension and post-retirement benefit plans to us based upon demographics of our employees compared to all the other participants. We expect to record combined pension and post-retirement benefits expense of approximately $125 million in 2010 as compared to $193 million for 2009. Changes to QCII’s assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain eligible retirees and reduced interest cost, partially offset by an increase in actuarial losses.

Taxes and fees increased primarily due to an increase in USF charges as a result of an increase in the USF contribution factor mandated by the FCC.

Real estate and occupancy expenses decreased due to fewer operating leases.

Other expenses decreased primarily due to lower professional fees.

Affiliates Expenses

Affiliates expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits.

Affiliates expenses increased for the six months ended June 30, 2010 as compared to the prior year period. This increase in affiliate expenses was primarily due to insurance premium discounts and refunds recognized in 2009.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$408	$438	$(30)	(7)%	$816	$877	$(61)	(7)%
Amortization	59	56	3	5%	116	110	6	5%

Total depreciation and amortization	$467	$494	$(27)	(5)%	$932	$987	$(55)	(6)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three and six months ended June 30, 2010 due to increases in internally developed capitalized software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$159	$162	$(3)	(2)%	$315	$308	$7	2%
Other—net	(1)	22	(23)	nm	(1)	20	(21)	nm

Total other expense (income)—net	$158	$184	$(26)	(14)%	$314	$328	$(14)	(4)%

Income tax expense	$187	$186	$1	1%	$440	$395	$45	11%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings—net was flat for the three months ended June 30, 2010 compared to the same period in 2009 and increased for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to interest on new debt issued, partially offset by net interest income on our interest rate hedges and by decreased interest on floating rate notes.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes) and gains or losses on investments. Other—net decreased due to a tax-related interest expense recognized in the second quarter of 2009, which was reversed in the following quarter.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted. This increase in expense was partially offset due to the decrease in income before income taxes. The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for each of the three months ended June 30, 2010 and 2009 was 38%. Our effective income tax rate for the six months ended June 30, 2010 and 2009 was 44% and 38%, respectively.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is a wholly owned subsidiary of QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. QCII and its consolidated subsidiaries had total borrowings of $13.083 billion and $14.200 billion as of June 30, 2010 and December 31, 2009, respectively.

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

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At June 30, 2010, we held cash and cash equivalents and liquid, short-term investments totaling $363 million; and QCII had an additional $893 million in cash and cash equivalents and $523 million in short-term investments as well as $1.035 billion available under its currently undrawn revolving credit facility (referred to as the Credit Facility).

During the 12 months ended June 30, 2010, our net cash generated by operating activities totaled $2.912 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	capital expenditures of approximately $800 million or less for the remaining six months of 2010;

•	capital expenditures of an as yet unknown amount in the first six months of 2011; and

•	dividends to QSC.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the six months ended June 30, 2010, we entered into capital leases for approximately $23 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At June 30, 2010, our current liabilities exceeded our current assets by $788 million. This working capital deficit increased $314 million as compared to our working capital deficit at December 31, 2009. The increase was primarily due to dividends declared to QSC and capital expenditures, partially offset by earnings before depreciation and amortization.

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

Debt

We have a significant amount of debt maturing in the next several years, including $825 million maturing in 2011, $1.500 billion maturing in 2012 and $750 million maturing in 2013. We believe that we will continue to have access to capital markets to refinance our debt as necessary. In general, we intend to refinance our debt as it matures.

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

Pension Plan

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to this plan in 2010 and based on currently available information, QCII does not believe it will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates.

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

Our eligible employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution.

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

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,449	$1,704	$(255)	(15)%
Used for investing activities	720	552	168	30%
Used for financing activities	1,518	479	1,039	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities decreased primarily due to the decline in cash received from customers as a result of decreased revenue. Cash provided by operating activities also decreased due to additional taxes paid to affiliates and due to additional cash paid for interest caused by higher average debt levels.

Investing Activities

Cash used for investing activities increased primarily due to an increase in interest in net proceeds from investments managed by QSC, along with increased capital expenditures. During the six months ended June 30, 2010, QSC purchased U.S. Treasury and U.S. government agency securities with maturities in excess of three months but less than one year on the date of our purchase. We classified these investments as held-to-maturity because we have the intent and ability to hold the securities until they mature. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the six months ended June 30, 2010, we repaid $511 million of long-term borrowings including current maturities and we paid $1.000 billion in dividends to QSC. We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our borrowings as of June 30, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $57 million. We had outstanding letters of credit of approximately $52 million as of June 30, 2010.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the CenturyLink merger is subject to certain closing conditions, including the approval of CenturyLink’s and QCII’s stockholders, the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to approvals from the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite QCII’s best efforts, QCII may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

As described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters have sought billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

Our ultimate parent, QCII, continues to carry significant debt. As of June 30, 2010, our consolidated debt was approximately $7.9 billion, which was included in QCII’s consolidated debt of approximately $13.1 billion as of that date. Approximately $4.6 billion of QCII’s debt, which includes approximately $3.1 billion of our debt obligations, comes due over the next three years. The $4.6 billion amount also includes $1.265 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII expects to purchase for cash pursuant to an outstanding cash tender offer or to redeem for cash on or after November 20, 2010. Before any such redemption, holders of these notes who do not tender their notes may require QCII to repurchase their notes for cash on November 15, 2010 or may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of QCII’s Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to pay dividends will not be available for other purposes, including the repayment of debt.

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

QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of QCII’s pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligations or a significant decrease in the value of plan assets. With respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII will not be required to make a cash contribution to this plan in 2010 and based on currently available information, QCII does not believe it will be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

Exhibit Number	Description

(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/ 8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

(4.10)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

Exhibit Number	Description

(10.1)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.2)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.3)	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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

August 4, 2010