Form 10-Q
period 2010-09-30
QWEST CORP
filed 2010-11-04
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On November 2, 2010, one share of Qwest Corporation common stock was outstanding.

QWEST CORPORATION

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that we solely use to provide broadband services.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue:
Operating revenue	$1,923	$1,995	$5,809	$6,107
Operating revenue—affiliates	388	407	1,162	1,265

Total operating revenue	2,311	2,402	6,971	7,372

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	436	435	1,247	1,270
Selling	361	389	1,099	1,258
General, administrative and other operating	377	416	1,154	1,245
Affiliates	51	47	143	129
Depreciation and amortization	470	495	1,402	1,482

Total operating expenses	1,695	1,782	5,045	5,384

Operating income	616	620	1,926	1,988
Other expense (income)—net:
Interest expense on long-term borrowings—net	150	163	465	471
Other—net	(1)	(16)	(2)	4

Total other expense (income)—net	149	147	463	475

Income before income taxes	467	473	1,463	1,513
Income tax expense	181	180	621	575

Net income	$286	$293	$842	$938

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$344	$1,014
Accounts receivable—net of allowance of $47 and $53, respectively	751	774
Accounts receivable—affiliates	140	71
Deferred income taxes—net	180	167
Prepaid expenses and other	188	245

Total current assets	1,603	2,271
Property, plant and equipment—net	10,193	10,638
Capitalized software—net	891	880
Prepaid pension—affiliate	910	952
Other	251	297

Total assets	$13,848	$15,038

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$859	$515
Accounts payable	437	419
Accounts payable—affiliates	90	201
Dividends payable—Qwest Services Corporation	200	100
Accrued expenses and other	925	941
Current portion of post-retirement, other post-employment benefits and other—affiliates	175	176
Deferred revenue and advance billings	379	393

Total current liabilities	3,065	2,745
Long-term borrowings—net of unamortized debt discount and other of $141 and $155, respectively	7,099	7,871
Post-retirement, other post-employment benefits and other—affiliates	2,512	2,573
Deferred income taxes—net	1,215	1,127
Other	374	410

Total liabilities	14,265	14,726

Commitments and contingencies (Note 9)

Stockholder’s (deficit) equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,373	11,346
Accumulated deficit	(11,790)	(11,034)

Total stockholder’s (deficit) equity	(417)	312

Total liabilities and stockholder’s (deficit) equity	$13,848	$15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in millions)
Operating activities:
Net income	$842	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,402	1,482
Deferred income taxes	55	(70)
Provision for bad debt—net	48	67
Other non-cash charges—net	8	9
Changes in operating assets and liabilities:
Accounts receivable	(33)	24
Accounts receivable—affiliates	19	61
Prepaid expenses and other current assets	74	11
Accounts payable, accrued expenses and other current liabilities	20	17
Accounts payable, accrued expenses and other current liabilities—affiliates	(189)	(138)
Deferred revenue and advance billings	(20)	(28)
Other non-current assets and liabilities including affiliates	10	70

Cash provided by operating activities	2,236	2,443

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(919)	(821)
Changes in interest in investments managed by Qwest Services Corporation	29	(1)
Other	1	(6)

Cash used for investing activities	(889)	(828)

Financing activities:
Proceeds from long-term borrowings	—	738
Repayments of long-term borrowings, including current maturities	(519)	(20)
Dividends paid to Qwest Services Corporation	(1,500)	(1,500)
Other	2	4

Cash used for financing activities	(2,017)	(778)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(670)	837
Beginning balance	1,014	233

Ending balance	$344	$1,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2010

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

Note 1: Basis of Presentation

Our condensed consolidated balance sheet as of December 31, 2009, which was derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated statements of operations, financial position and cash flows as of September 30, 2010 and for all periods presented. Our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results or cash flows expected for the full year or of the results we would have attained had we operated as a stand-alone entity during the periods presented.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $53 million and $150 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and nine months ended September 30, 2009, respectively.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities, and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder’s deficit or equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 7—Tax Matters and Note 9—Commitments and Contingencies for additional information.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 1: Basis of Presentation—(Continued)

For all of these and other matters, actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $45 million and $144 million for the three and nine months ended September 30, 2010, respectively, and $48 million and $137 million for the three and nine months ended September 30, 2009, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.808 billion and $33.022 billion as of September 30, 2010 and December 31, 2009, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.702 billion and $1.599 billion as of September 30, 2010 and December 31, 2009, respectively.

QCII-CenturyLink Merger

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of federal and state regulatory approvals as well as other customary closing conditions. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

Note 2: Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $7.826 billion and $8.313 billion as of September 30, 2010 and December 31, 2009, respectively. For additional information, see Note 4—Borrowings.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

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

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of September 30, 2010 and December 31, 2009:

	Level	Fair Value As Of
		September 30, 2010	December 31, 2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$16	$41
Fair value hedges	3	—	2

Total assets		$16	$43

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,627	$8,495
Cash flow hedges	3	—	3

Total liabilities		$8,627	$8,498

The three levels of the fair value hierarchy as defined by the FASB are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 4.57%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 76.30%;

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 2: Fair Value of Financial Instruments—(Continued)

•	probability that a default will occur of 20.27% with a related recovery rate of 55.00%; and

•	discount rate of 7.15%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rates (“LIBOR”) associated with those cash flows. We determined this valuation excluding accrued interest. For additional information on our derivative financial instruments, see Note 5—Derivative Financial Instruments.

We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on future cash flows discounted using current market interest rates.

The table below presents a rollforward of the instruments valued using Level 3 inputs for the nine months ended September 30, 2010:

	Instruments Valued Using Level 3 Inputs
	Auction Rate Securities	Fair Value Hedges	Cash Flow Hedges
	(Dollars in millions)
Balance at December 31, 2009	$41	$2	$(3)
Transfers into (out of) Level 3	—	—	—
Additions	—	—	—
Dispositions and settlements	(30)	(7)	—
Realized and unrealized (losses) gains:
Included in long-term borrowings—net	—	5	—
Included in other income (expense)—net	—	—	—
Included in other comprehensive (loss) income	5	—	3

Balance at September 30, 2010	$16	$—	$—

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

As of September 30, 2010, our investments included auction rate securities, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 3: Investments—(Continued)

The following table summarizes our unrealized gain (loss), net of deferred income taxes, due to the change in the amount of auction rate securities allocated to us by QSC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Unrealized gain (loss), net of deferred income taxes	$—	$—	$3	$(1)

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Auction rate securities—fair value	$16	$41
Classification	Non-current, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$3	$6
Auction rate securities—cost basis	$21	$51

These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $21 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the state of the credit markets has prevented QSC and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 4: Borrowings

As of September 30, 2010 and December 31, 2009, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	September 30, 2010	December 31, 2009

	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$825	$500
Long-term capital lease and other obligations	34	15

Total current portion of long-term borrowings	859	515

Long-term borrowings—net:
Long-term notes—net	7,001	7,813
Long-term capital lease and other obligations—net	98	58

Total long-term borrowings—net	7,099	7,871

Total borrowings—net	$7,958	$8,386

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2010.

Repayment

In June 2010, we paid at maturity the $500 million aggregate principal amount of our 6.95% Term Loan due 2010.

Credit Facility

QCII’s revolving credit facility (the “Credit Facility”), which makes available to QCII $1.035 billion of additional credit subject to certain restrictions, is currently undrawn and expires in September 2013; however, the Credit Facility will be terminated or amended at the time of the closing of QCII’s merger with CenturyLink. The Credit Facility has 13 lenders, with commitments ranging from $25 million to $100 million. Any amounts drawn on the Credit Facility by QCII are guaranteed by QSC and are secured by a senior lien on our stock.

Note 5: Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are cash flow hedges or fair value hedges are classified in cash flows from operations.

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

In August 2009, we entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of our 8.875% Notes due in 2012. We designated these interest rate hedges as fair value hedges. We terminated these interest rate hedges in the third quarter of 2010. Upon termination, we received $10 million in cash for the fair value of the hedges and accrued interest. The accumulated $7 million increase in the carrying value of the notes is being amortized to interest expense using the effective interest method over the remaining term of the notes.

In March 2008, we entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of our Floating Rate Notes due 2013. We designated these interest rate hedges as cash flow hedges. These hedges expired in March 2010. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the lives of the hedges.

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 5: Derivative Financial Instruments—(Continued)

As of September 30, 2010, we had no outstanding interest rate hedge contracts. The interest rate hedges that were previously outstanding had immaterial effects on our consolidated statements of operations and balance sheets in all periods presented.

Note 6: Severance

For the three months ended September 30, 2010 and 2009, we recorded severance expenses of $40 million and $11 million, respectively. For the nine months ended September 30, 2010 and 2009, we recorded severance expenses of $49 million and $54 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of September 30, 2010 and December 31, 2009, our severance liability was $47 million and $75 million, respectively, and is included in accrued expenses and other in our condensed consolidated balance sheets.

Note 7: Tax Matters

During the nine months ended September 30, 2010, our income tax expense increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

During the nine months ended September 30, 2010, we reduced our unrecognized tax benefits to zero, a decrease of $13 million due to settlements with taxing authorities.

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

Revenue from our products and services for the three and nine months ended September 30, 2010 and 2009 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Operating revenue by category:
Strategic services(1)	$774	$722	$2,281	$2,164
Legacy services(2)	1,104	1,227	3,385	3,809
Affiliates and other services(3)	433	453	1,305	1,399

Total operating revenue	$2,311	$2,402	$6,971	$7,372

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 8: Contribution to QCII Segments—(Continued)

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. QCII and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with QCII. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.7 billion based on the exchange rate on September 30, 2010), plus statutory interest. Two lawsuits asserting similar claims were previously filed against QCII and others in federal courts in New Jersey and Colorado, from which they were dismissed without prejudice on the ground that the claims should not be litigated in the United States.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against QCII, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with QCII. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $300 million based on the exchange rate on September 30, 2010).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs’ complaint alleges, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. QCII was a defendant in this lawsuit along with Qwest B.V. (one of QCII’s subsidiaries), Joseph P. Nacchio, QCII’s former chief executive officer, and John McMaster, the former president and chief executive officer of KPNQwest. The Arizona Superior Court dismissed most of plaintiffs’ claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court’s decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court’s decision. The Arizona Supreme Court granted plaintiffs’ petition for review, and affirmed the decision by the Arizona Court of Appeals. Plaintiffs claimed to have lost approximately $9 million in their investments in KPNQwest and were also seeking interest and attorneys’ fees.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on September 30, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including QCII and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on September 30, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. The Enterprise Chamber’s decision has been appealed to the Dutch Supreme Court.

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

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

their fiduciary duties in approving the merger and seek to enjoin the merger and, in some cases, damages if the merger is completed. Many of the lawsuits also challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus relating to the merger, which was filed with the SEC on June 4, 2010.

QCII, and its directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. If the settlement is consummated, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

Other Matters

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against several other subsidiaries of QCII on behalf of landowners on various dates and in various courts in Arizona, California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Nevada, New Mexico, Oregon, South Carolina, Tennessee, Texas and Utah. For the most part, the complaints challenge the right to install fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit the defendants to install fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.

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

A putative class action filed on behalf of certain of QCII’s retirees was brought against QCII, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with QCII’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that QCII and other defendants were obligated to

QWEST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2010

(Unaudited)

Note 9: Commitments and Contingencies—(Continued)

continue their life insurance benefit at the levels in place before QCII decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in QCII’s favor on the central issue of whether QCII properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to QCII on all of the plaintiffs’ claims. The plaintiffs have appealed the court’s decision to the Tenth Circuit Court of Appeals.

QCII continues to evaluate the method it uses to assess the amount of USF payments that must be made on certain products, and during the three months ended September 30, 2010, QCII recorded an adjustment to its liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to QCII’s previous years’ USF payments and charges to customers.

Note 10: Dividends

Our Board of Directors declared the following cash dividends to QSC in 2010:

Date Declared	Total Amount
(Dollars in millions)
March 10, 2010	$400
April 14, 2010	$800
August 18, 2010	$400
October 20, 2010	$700

During the three and nine months ended September 30, 2010, we paid cash dividends to QSC of $500 million and $1.500 billion, respectively.

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

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of federal and state regulatory approvals as well as other customary closing conditions. QCII anticipates closing this transaction in the first half of 2011. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $53 million and $150 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the three and nine months ended September 30, 2009, respectively.

During the first quarter of 2010 we updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates and residential lines that we solely use to provide broadband services. Our new broadband methodology also excludes business and wholesale markets customers from our broadband subscribers.

During the first quarter of 2010 we also updated our methodology for counting our partnership based video subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. This methodology change has increased our video subscribers by approximately 57,000 at the end of the first quarter of 2010, an additional 3,000 subscribers at the end of the second quarter of 2010 and an additional 4,000 subscribers at the end of the third quarter of 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of September 30, 2009 to conform to the current period presentation. The table below quantifies these changes by segment:

	September 30, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,468	7,045	1,048	10,561
Affiliates and us	(442)	—	—	(442)
Alignment to billed units	10	13	28	51

Currently reported access lines	2,036	7,058	1,076	10,170

Previously reported broadband subscribers	—	2,931	—	2,931
Excluding business and wholesale customers	—	(146)	—	(146)
Alignment to billed units	—	(42)	—	(42)

Currently reported broadband subscribers	—	2,743	—	2,743

Previously reported video subscribers	—	849	—	849
Alignment to billed units	—	39	—	39

Currently reported video subscribers	—	888	—	888

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

We have reclassified certain prior year expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2009 to conform to the current period presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report. Unless otherwise noted below, discussions related to changes in revenue and expenses are applicable to both the three and nine months ended September 30, 2010.

Business Trends

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenue as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenue from our strategic services represented 33% and 30% of our total revenue for the three months ended September 30, 2010 and 2009, respectively, and 33% and 29% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 2.9 million broadband subscribers at September 30, 2010 compared to approximately 2.7 million at September 30, 2009. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, although our customers’ optimization of their networks and industry consolidation have negatively impacted our private line revenue. While we expect that these factors will continue to impact our business, we also believe our fiber strategy will favorably influence our private line revenue through increased demand.

•

Legacy services. Revenue from our legacy services represented 48% and 51% of our total revenue for the three months ended September 30, 2010 and 2009, respectively, and 49% and 52% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively, and continues to decline. Our legacy services revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses. We are also experiencing price compression relating to some of our legacy services offered to our enterprise and government customers.

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

Results of Operations

Overview

The following table summarizes our results of operations for the three and nine months ended September 30, 2010 and 2009 and the number of employees as of September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue	$2,311	$2,402	$(91)	(4)%	$6,971	$7,372	$(401)	(5)%
Operating expenses	1,695	1,782	(87)	(5)%	5,045	5,384	(339)	(6)%

Operating income	616	620	(4)	(1)%	1,926	1,988	(62)	(3)%
Other expense (income)—net	149	147	2	1%	463	475	(12)	(3)%

Income before income taxes	467	473	(6)	(1)%	1,463	1,513	(50)	(3)%
Income tax expense	181	180	1	1%	621	575	46	8%

Net income	$286	$293	$(7)	(2)%	$842	$938	$(96)	(10)%

Employees					26,281	28,927	(2,646)	(9)%

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue as a result of continued access line losses and declining revenue from our traditional WAN services. In addition, operating revenue from affiliates also decreased due to reduced services provided to affiliates. These decreases in overall operating revenue were partially offset by increased revenue in our strategic services as a result of increased volume of broadband subscribers and rates on broadband services and increased volume in private line services.

The following table summarizes our operating revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Strategic services	$774	$722	$52	7%	$2,281	$2,164	$117	5%
Legacy services	1,104	1,227	(123)	(10)%	3,385	3,809	(424)	(11)%
Affiliates and other services	433	453	(20)	(4)%	1,305	1,399	(94)	(7)%

Total operating revenue	$2,311	$2,402	$(91)	(4)%	$6,971	$7,372	$(401)	(5)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of September 30, 2010 and 2009:

	September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers(1)	2,892	2,743	149	5%

Total video subscribers(1)	963	888	75	8%

Access lines(1):
Business markets	1,913	2,036	(123)	(6)%
Mass markets	6,238	7,058	(820)	(12)%
Wholesale markets	963	1,076	(113)	(11)%

Total access lines	9,114	10,170	(1,056)	(10)%

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” above.

Strategic Services

Strategic services revenue increased primarily due to an increase in the volume of broadband subscribers as well as increased rates. Strategic services revenue also increased due to increased volumes in our private line services and revenue from our increased volume of Verizon Wireless subscribers, partially offset by decreased commissions on Verizon Wireless services.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line loss, declining demand for UNEs and reduced access services usage related to product substitution and increased competition. Legacy services also decreased due to lower revenue from our traditional WAN services, driven by industry consolidation and customer migration to more advanced technology services.

Affiliates and Other Services Revenue

Affiliates services revenue decreased primarily due to reduced telecommunication services and associated support provided as a result of a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. In addition, we had reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in affiliates services were partially offset by an increase in services we provided to support an affiliate’s growth in its strategic service offerings. We estimate that the profit from services provided to our affiliates was approximately $220 million and $230 million before income taxes for the nine months ended September 30, 2010 and 2009, respectively. Other revenue, primarily USF surcharges, which we account for on a gross basis, increased primarily due to an increase in the USF contribution factor mandated by the Federal Communications Commission (“FCC”). We passed along this increase to our customers to align our USF revenue with our USF expenses.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related expenses	$271	$271	$—	—%	$774	$798	$(24)	(3)%
Other	165	164	1	1%	473	472	1	—%

Total cost of sales	436	435	1	—%	1,247	1,270	(23)	(2)%

Selling:
Employee-related expenses	214	223	(9)	(4)%	650	741	(91)	(12)%
Marketing, advertising and external commissions	92	103	(11)	(11)%	278	316	(38)	(12)%
Other	55	63	(8)	(13)%	171	201	(30)	(15)%

Total selling	361	389	(28)	(7)%	1,099	1,258	(159)	(13)%

General, administrative and other operating:
Employee-related expenses	145	158	(13)	(8)%	423	470	(47)	(10)%
Taxes and fees	91	103	(12)	(12)%	293	300	(7)	(2)%
Real estate and occupancy expenses	32	31	1	3%	96	102	(6)	(6)%
Other	109	124	(15)	(12)%	342	373	(31)	(8)%

Total general, administrative and other operating	377	416	(39)	(9)%	1,154	1,245	(91)	(7)%

Affiliates	51	47	4	9%	143	129	14	11%
Depreciation and amortization	470	495	(25)	(5)%	1,402	1,482	(80)	(5)%

Total operating expenses	$1,695	$1,782	$(87)	(5)%	$5,045	$5,384	$(339)	(6)%

Cost of Sales (exclusive of depreciation and amortization)

Employee-related expenses for the three months ended September 30, 2010 were flat as compared to the same period in 2009 due to lower salaries and wages related to employee reductions in our network operations, offset by increased severance expenses as we continue to adjust our workforce to reflect our workload. Employee-related expenses for the nine months ended September 30, 2010 decreased as compared to the same period in 2009 primarily due to lower salaries and wages related to employee reductions in our network operations as we continue to adjust our workforce to reflect our workload.

Selling Expenses

Employee-related expenses for the three months ended September 30, 2010 decreased as compared to the same period in 2009 primarily due to lower salaries, wages, commissions and benefits, partially offset by increased severance expenses driven by lower sales headcount. Employee-related expenses for the nine months ended September 30, 2010 decreased as compared to the same period in 2009 primarily due to lower salaries, wages, commissions, severance and benefits driven by lower sales headcount.

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

QCII allocates the expense of its pension and post-retirement benefit plans to us based upon demographics of our employees compared to all the other participants. We expect to record combined pension and post-retirement benefits expenses of approximately $125 million in 2010 as compared to $193 million for 2009. Changes to QCII’s assumptions at December 31 may increase or decrease our expected combined net periodic benefits expenses beyond 2010. The expected decrease in combined net periodic benefits expense in 2010 is primarily due to QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for certain retirees and reduced interest cost, partially offset by an increase in actuarial losses.

Taxes and fees decreased primarily due to lower property tax accruals, a property tax valuation settlement and lower revenue, partially offset by an increase in USF charges as a result of an increase in the USF contribution factor mandated by the FCC.

Other expenses decreased primarily due to lower professional and maintenance fees.

Affiliates Expenses

Affiliates expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits.

Affiliates expenses increased for the nine months ended September 30, 2010 as compared to the prior year period. This increase in affiliate expenses was primarily due to insurance premium discounts and refunds recognized in 2009.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$411	$438	$(27)	(6)%	$1,227	$1,315	$(88)	(7)%
Amortization	59	57	2	4%	175	167	8	5%

Total depreciation and amortization	$470	$495	$(25)	(5)%	$1,402	$1,482	$(80)	(5)%

Lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002 have decreased our depreciation expense. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher due to increases in internally developed capitalized software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$150	$163	$(13)	(8)%	$465	$471	$(6)	(1)%
Other—net	(1)	(16)	(15)	(94)%	(2)	4	6	nm

Total other expense (income)—net	$149	$147	$2	1%	$463	$475	$(12)	(3)%

Income tax expense	$181	$180	$1	1%	$621	$575	$46	8%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings—net for the three months ended September 30, 2010 decreased as compared to the same period in 2009 primarily due to debt maturities. Interest expense on long-term borrowings—net for the nine months ended September 30, 2010 decreased as compared to the same period in 2009 primarily due to interest expense on our interest rate hedges partially offset by increased interest expense as a result of higher average debt levels.

Other—net includes, among other things, interest income, other interest expense (such as interest on income taxes) and gains or losses on investments. The change in other—net for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily due to tax related interest from the reversal in 2009 of a prior quarter accrual for uncertain tax positions. The change in other—net for the nine months ended September 30, 2010 compared to the same period in 2009 is due to a tax-related interest expense recognized in the second quarter of 2009.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted. This increase in expense was partially offset due to the decrease in income before income taxes. The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for each of the three months ended September 30, 2010 and 2009 was 39% and 38%, respectively. Our effective income tax rate for the nine months ended September 30, 2010 and 2009 was 42% and 38%, respectively.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is a wholly owned subsidiary of QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. QCII and its consolidated subsidiaries had total borrowings of $12.979 billion and $14.200 billion as of September 30, 2010 and December 31, 2009, respectively.

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

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At September 30, 2010, we held cash and cash equivalents of $344 million, and QCII had an additional $1.623 billion in cash and cash equivalents as well as $1.035 billion available under its currently undrawn revolving credit facility (referred to as the Credit Facility).

During the 12 months ended September 30, 2010, our net cash generated by operating activities totaled $2.960 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	capital expenditures of approximately $500 million or less in the remaining three months of 2010;

•	capital expenditures of an as yet unknown amount in the first nine months of 2011;

•	$825 million of debt maturing in September 2011; and

•	dividends to QSC.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the nine months ended September 30, 2010, we entered into capital leases for approximately $60 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At September 30, 2010, our current liabilities exceeded our current assets by $1.462 billion. This working capital deficit increased $988 million as compared to our working capital deficit at December 31, 2009. The increase was primarily due to dividends declared to QSC, capital expenditures and the reclassification of non-current debt to current, partially offset by earnings before depreciation and amortization.

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

The Credit Facility will be terminated or amended at the time of the closing of QCII’s merger with CenturyLink.

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

Pension Plan

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $790 million at December 31, 2009. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate used to value the benefit obligation, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws and regulations require funding deficits to be paid over a seven year period unless the plan is fully funded before then. QCII will not be required to make a cash contribution to this plan in 2010 and based on current funding laws and regulations QCII will not be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations.

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

As of December 31, 2009, the fair value of the trust assets was $863 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII believes that, as of December 31, 2009, the more liquid assets in the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 8.0% based on the currently held assets; however, actual returns could vary widely in any given year.

Our eligible employees participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution.

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,236	$2,443	$(207)	(8)%
Used for investing activities	889	828	61	7%
Used for financing activities	2,017	778	1,239	159%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities decreased primarily due to the decline in cash received from customers as a result of decreased revenue. Cash provided by operating activities also decreased due to additional cash paid for interest caused by higher average debt levels.

Investing Activities

Cash used for investing activities increased primarily due to increased capital expenditures, partially offset by cash provided by interest in net proceeds from investments managed by QSC. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments.

Financing Activities

For the nine months ended September 30, 2010, we repaid $519 million of long-term borrowings including current maturities and we paid $1.500 billion in dividends to QSC. We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our borrowings as of September 30, 2010.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $57 million. We had outstanding letters of credit of approximately $51 million as of September 30, 2010.

Credit Ratings

Since QCII’s announcement of its pending merger with CenturyLink:

•	on August 13, 2010, Moody’s Investors Service upgraded our rating from Ba1 to Baa3 (investment grade);

•	Standard & Poor’s placed our rating on “CreditWatch” with developing implications, meaning that S&P could raise or lower the rating; and

•	Fitch Ratings affirmed its previous rating of BBB- with a stable outlook.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have used derivative financial instruments to manage our interest rate risk exposure on our debt and we may continue to employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2010, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Risks Relating to QCII’s Pending Merger with CenturyLink

QCII’s merger with CenturyLink is subject to closing conditions, including government approvals, which could result in additional conditions that adversely affect QCII or which could cause the merger to be delayed or abandoned.

The completion of the CenturyLink merger is subject to certain closing conditions, including the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to approvals from the Federal Communications Commission, or FCC, and several state public service or public utility commissions or other similar state regulators. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite QCII’s best efforts, QCII may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

Our ultimate parent, QCII, continues to carry significant debt. As of September 30, 2010, our consolidated debt was approximately $8.0 billion, which was included in QCII’s consolidated debt of approximately $13.0 billion as of that date. Approximately $4.4 billion of QCII’s debt, which includes approximately $3.1 billion of our debt obligations, comes due over the next three years. The $4.4 billion amount also includes $1.118 billion of QCII’s 3.50% Convertible Senior Notes due 2025 (referred to as the 3.50% Convertible Senior Notes), which QCII expects to repurchase or redeem in the fourth quarter of 2010. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of QCII’s Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to pay dividends will not be available for other purposes, including the repayment of debt.

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

QCII maintains a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations. The accounting unfunded status of QCII’s pension plan was $790 million at December 31, 2009. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligations or a significant decrease in the value of plan assets. With respect to QCII’s qualified pension plan, adverse changes could require QCII to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. QCII will not be required to make a cash contribution to this plan in 2010 and based on current funding laws and regulations QCII will not be required to make a contribution in 2011. It is very likely, based on current funding laws and regulations, that significant contributions will be required in 2012 and beyond. The amount of any required contributions in 2012 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

November 3, 2010