Form 10-K
period 2010-12-31
QWEST CORP
filed 2011-02-22
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 15, 2011, one share of Qwest Corporation common stock was outstanding. None of Qwest Corporation’s common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that are used solely to provide broadband services.

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

•

Data Integration. Telecommunications equipment that is located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for government and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Facilities expenses. Third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers.

•

Fiber to the Cell Site (FTTCS). A type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services, commonly referred to as wireless backhaul, allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

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

iii

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, and references in this report to “QCII” refer to our ultimate parent company, Qwest Communications International Inc., and its consolidated subsidiaries.

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

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc., or CenturyLink, will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. QCII and CenturyLink have received most of the necessary approvals from state public service or public utility commissions, but they still need approvals from the Federal Communications Commission, or FCC, and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, QCII currently expects to receive all required approvals in the first quarter and is planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

Financial and Operational Highlights

The table below provides a summary of some of our financial highlights.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating results:
Operating revenue	$9,271	$9,731	$10,388
Operating expenses	6,788	7,169	7,525
Income before income taxes	1,873	1,921	2,267
Net income	1,082	1,197	1,438

Cash flow data:
Cash provided by operating activities	$3,235	$3,167	$3,479
Expenditures for property, plant and equipment and capitalized software	1,240	1,106	1,404
Dividends paid to QSC	2,260	2,000	2,000

	December 31,
	2010	2009
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$192	$1,014
Total borrowings—net(1)	8,012	8,386
Working capital deficit(2)	(1,716)	(474)
Total stockholder’s (deficit) equity	(831)	312

(1)	Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(2)	Working capital deficit is the amount by which our current liabilities exceed our current assets.

The table below presents some of our operational metrics.

	December 31,
	2010	2009	2008
	(in thousands)
Operational metrics:(1)
Total broadband subscribers	2,906	2,803	2,574
Total video subscribers	1,003	932	772
Total access lines	8,855	9,925	11,127

(1)	We have updated our methodology for counting our subscribers and access lines. For additional information see “Business Overview and Presentation” in Item 7 in this report.

Operations

Our operations are integrated into and are part of the segments of QCII. Our business contributes to all three of QCII’s segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories, including:

•	strategic services, which include primarily private line, broadband, DIRECTV video services and Verizon Wireless services;

•	legacy services, which include primarily local, access, integrated services digital network, or ISDN, and traditional WAN services; and

•	affiliates and other services, consisting primarily of services we provide to our affiliates and universal service fund, or USF, surcharges.

Additional information about our contribution to QCII’s segments is provided in Note 15—Contribution to QCII Segments to our consolidated financial statements in Item 8 of this report. For more information about QCII’s reporting segments, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2010.

Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Products, Services and Customers

Our products and services include a variety of data, Internet and voice services. Through our strategic partnerships with DIRECTV and Verizon Wireless, we also offer satellite digital television and wireless services to customers in our local service area. As noted above, our business contributes to all three of QCII’s segments: business markets, mass markets and wholesale markets. We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. Revenue from our strategic services represented 33% of our total revenue for the year ended December 31, 2010, and these services are a growing source of revenue.

We offer our customers, primarily consumers and small businesses, the ability to bundle together several products and services. In addition, through joint marketing relationships with our affiliates, we are also able to bundle our services with additional services offered by our affiliates. For example, we offer our mass markets customers integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband, DIRECTV video services, voice and Verizon Wireless services. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company.

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic broadband cables and other equipment. Our network serves approximately 8.9 million access lines and forms a portion of the public switched telephone network, or PSTN.

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

Strategic Services

Our business markets customers use our strategic services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our mass markets customers generally use our strategic services to access the Internet, Internet-based services, digital television and wireless services. Our wholesale customers use our facilities for colocation and use our private line services to connect their customers and their networks to our network. We focus our marketing and sales efforts on these growth services.

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

Video. Our video services include satellite digital television offered to our mass markets customers. These services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name. Our current arrangement with DIRECTV has an initial five-year term ending in 2014 and automatically renews for one-year terms thereafter unless terminated by one of the parties. Although DIRECTV will have the right to terminate the arrangement upon the closing of the CenturyLink merger, we expect to be able to continue to provide DIRECTV services after the merger.

Verizon Wireless services. Our wireless services are offered under an arrangement with Verizon Wireless that allows us to market, sell, and bill for its services under its brand name, primarily to mass markets customers who buy these services as part of a bundle with one or more of our other products and services. This arrangement allows us to sell the full complement of Verizon Wireless services. We began selling Verizon Wireless services in the third quarter of 2008. Our current arrangement with Verizon Wireless has a five-year term ending in 2013 and is terminable by either party thereafter. Although Verizon Wireless will have the right to terminate the arrangement upon the closing of the CenturyLink merger, we expect to be able to continue to provide Verizon Wireless services after the merger.

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

Affiliates and Other Services

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

Competition

We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. Regulatory developments and technological advances have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we currently do.

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

In providing strategic services to our mass markets customers, we compete primarily with cable companies, wireless providers and other broadband service providers. Competition for broadband services is based on price, bandwidth, service, promotions and bundled offerings. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition is based on price, content, quality, promotions and bundled offerings. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations. The market for wireless services is highly competitive. In reselling Verizon Wireless services, we compete with national and regional carriers as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

In providing private line services to our wholesale markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally we are experiencing increased competition for private line services from cable companies. Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service. Demand for our private line services continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our private line services, we ultimately believe the growth in fiber based private line will offset our decline in copper based private line, although the timing of this technological migration is uncertain.

Legacy Services

Although our status as an incumbent local exchange carrier, or ILEC, continues to provide us some advantages in providing local services to our business and mass markets customers, we continue to face significant competition in this market. An increasing number of consumers are willing to substitute cable and wireless for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, competitive local exchange carriers and independent telephone companies.

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

The market for wholesale legacy services is highly competitive. Our UNE customers are experiencing the same competition with competitive local exchange carriers, or CLECs, for local services customers as we are, as discussed above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

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

Interconnection

In our local service area, we are required by law to interconnect with other telecommunications providers and to allow competing local exchange carriers to resell our services and use our facilities as unbundled network elements. State commissions periodically conduct proceedings to change the rates we are allowed to charge for these services, and those proceedings can result in changes to our revenue from wholesale markets customers.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that could result in fundamental changes in the charges we or our affiliates collect from and pay to other carriers. This proceeding may not be completed for some time. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls. The FCC, state commissions and federal courts are also reviewing intercarrier compensation issues relating to IP services, including whether we should pay intercarrier compensation to carriers for traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”) and whether VoIP providers must pay carrier access charges. In 2010, we received approximately $350 million in switched access revenue (which includes a significant amount of related services not subject to these proceedings), and our affiliates’ paid a greater amount to other carriers for switched access.

The FCC also has an open proceeding to examine whether rates should be reduced for high-capacity facilities that local exchange carriers, like Qwest, sell to other companies. Some parties have proposed changes to the FCC’s rules that would significantly reduce our revenues from these facilities. This proceeding remains pending before the FCC. In 2010, we received approximately $1.4 billion for interstate special access services (excluding digital subscriber line), but not all of that revenue is at issue in the FCC’s special access proceeding. Most proposals submitted in the proceeding would impact only lower-capacity services and not higher-capacity fiber-based services, and many proposals would impact services only in geographic areas where the FCC has granted us pricing flexibility. If the FCC does mandate lower prices, our affiliates’ will benefit from lower prices for the special access services they purchase from other carriers, which totaled $550 million in 2010.

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

In 2010, we received approximately $67 million in federal universal service high-cost subsidies. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The FCC is also considering whether to reconfigure its universal service funds to support broadband services. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

In 2010, we received approximately $82 million in state universal service high-cost subsidies. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Network Neutrality

In December 2010, the FCC issued network neutrality rules applicable to providers of broadband Internet access services. In general, network neutrality refers to government policies designed to safeguard and promote an open Internet. As written, the FCC’s rules do not materially impact our business operations, but the FCC indicated that it would decide in later cases the extent to which broadband providers like Qwest can charge content providers for enhancing or prioritizing their traffic when it is being delivered to Qwest’s broadband customers.

Employees

	December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
Management employees	11,871	12,248	13,404	(377)	(1,156)	(3)%	(9)%
Occupational employees	14,179	15,557	17,145	(1,378)	(1,588)	(9)%	(9)%

Total employees	26,050	27,805	30,549	(1,755)	(2,744)	(6)%	(9)%

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

The completion of the CenturyLink merger is subject to certain closing conditions, including the absence of injunctions or other legal restrictions and the absence of a material adverse effect on either company. In addition, the merger remains subject to a number of regulatory approvals. QCII and CenturyLink have received most of the necessary approvals from state public service or public utility commissions, but they still need approvals from the FCC and several other state public service or public utility commissions. These regulatory entities could impose requirements or obligations as conditions for their approvals. Despite QCII’s best efforts, QCII may not be able to satisfy the various closing conditions and obtain the necessary approvals. In addition, any required conditions to these approvals could adversely affect the combined company or could result in the delay or abandonment of the merger.

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

Our employees, customers and suppliers may have uncertainties about the effects of the merger. Although QCII and we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships.

The pursuit of the merger and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite QCII’s and our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and operating results could be adversely affected.

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

The merger will involve the combination of two companies that currently operate as independent public companies. The combined company will need to devote management attention and resources to integrate QCII’s and CenturyLink’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

•	the combined company may not realize the anticipated cost savings and operating synergies at expected levels or in the expected timeframe;

•	existing customers and suppliers may decide not to do business with the combined company;

•	the costs of integrating QCII’s policies, procedures, operations, technologies and systems with those of CenturyLink could be higher than expected;

•	the integration process could consume significant time and attention on the part of the combined company’s management, thereby diverting attention from day-to-day operations; or

•	the combined company may not be able to integrate employees from the two companies while maintaining existing levels of sales, customer service and operational support.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, product bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

As described in “Legal Proceedings” in Item 3 of this report, the KPNQwest matters present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters have sought billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2011 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of December 31, 2010, our consolidated debt was approximately $8.0 billion, which was included in QCII’s consolidated debt of approximately $11.9 billion as of that date. Approximately $3.5 billion of QCII’s debt, which includes approximately $3.2 billion of our debt obligations, comes due over the next three years. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, it is the current expectation of QCII’s Board of Directors that QCII will continue to pay a quarterly cash dividend. Cash used by QCII to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if QCII or we are required to contribute a material amount of cash to QCII’s pension plan, if QCII or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if QCII becomes subject to significant judgments or settlements in one or more of the matters discussed in “Legal Proceedings” in Item 3 of this report, but we would need to do so in a manner consistent with the terms of QCII’s merger agreement with CenturyLink. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

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

Adverse changes in the value of assets or obligations associated with QCII’s qualified pension plan could negatively impact QCII’s liquidity, which may in turn affect our business and liquidity.

Our employees participate in a qualified pension plan sponsored by QCII.

The funded status of this plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII’s pension plan was $585 million at December 31, 2010. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	42%	42%
Other network equipment	47%	47%
General-purpose computers and other	4%	4%

Total	100%	100%

Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics, we have increasingly turned to financing our assets through capital leases. Total gross investment in property, plant and equipment was approximately $44.2 billion and $43.7 billion as of December 31, 2010 and 2009, respectively, before deducting accumulated depreciation.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. QCII and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with QCII. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2010), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against QCII, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with QCII. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on December 31, 2010).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on December 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including QCII and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on December 31, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation.

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

QCII, and its directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. On December 17, 2010, the United States District Court for the District of Colorado preliminarily approved the settlement, and notice was subsequently provided to stockholders of the proposed final resolution. A final fairness hearing is scheduled for February 25, 2011. If the settlement is approved at the final hearing, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

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

One of QCII’s other subsidiaries, Qwest Communications Company, LLC, or QCC, is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

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

QCII continues to evaluate the method it uses to assess the amount of USF payments that must be made on certain products, and during the year ended December 31, 2010 QCII recorded an adjustment to its liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to QCII’s previous years’ USF payments and charges to customers.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including the adoption of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes” (Accounting Standards Codification, or ASC, 740), which was effective for us on January 1, 2007.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
Operating revenue	$9,271	$9,731	$10,388	$10,691	$10,721
Operating expenses	6,788	7,169	7,525	7,631	8,288
Income before income taxes	1,873	1,921	2,267	2,440	1,882
Net income(1)	1,082	1,197	1,438	1,527	1,203
Other data:
Cash provided by operating activities	$3,235	$3,167	$3,479	$3,670	$3,374
Cash used for investing activities	1,256	1,100	1,402	1,254	1,279
Cash used for financing activities	2,801	1,286	2,136	2,400	1,980
Expenditures for property, plant and equipment and capitalized software	1,240	1,106	1,404	1,270	1,410

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
Balance sheet data:
Total assets	$13,686	$15,038	$15,443	$16,522	$17,404
Total borrowings—net(2)	8,012	8,386	7,588	7,911	7,735
Total borrowings—net to total capital ratio(3)	112%	96%	91%	85%	77%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of this report for a discussion of unusual items affecting the results for 2010, 2009 and 2008. Results for 2007 and 2006 were affected by the changes in accounting principles described above the table.
(2)	Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(3)	The total borrowings—net to total capital ratio is a measure of the percentage of total borrowings—net in our capital structure. The ratio is calculated by dividing total borrowings—net by total capital. Total borrowings—net is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total borrowings—net and total stockholder’s equity or deficit.

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

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. QCII and CenturyLink have received most of the necessary approvals from state public service or public utility commissions, but they still need approvals from the FCC and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, QCII currently expects to receive all required approvals in the first quarter and is planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

We have not recognized certain expenses that are contingent on completion of QCII’s merger. These expenses include compensation expense comprised of retention bonuses, severance and stock-based compensation for stock-based awards that will vest in connection with QCII’s merger. These contingent expenses will be recognized in our consolidated financial statements commencing in the period in which the merger occurs. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of the integration planning. These amounts may be material.

Upon completion of the merger, our assets and liabilities will be revalued and recorded at fair value. The assignment of fair value will require a significant amount of judgment. The use of fair value measures will affect the comparability of our post-merger financial information and may make it more difficult to predict earnings in future periods. For example, we have certain deferred costs and deferred revenues on our balance sheet associated with installation activities and capacity leases whereby we incurred costs and received payments up front but are recognizing the related expenses and revenues over the estimated life of the customer or life of the contract. Based on the accounting guidance for business combinations, these existing deferred costs and deferred revenues are expected to be assigned little or no value in the purchase price allocation process and will thus be eliminated.

We could experience significant changes in our cost structure as the services provided to and purchased from our affiliates may change substantially in connection with QCII’s pending merger.

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

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $199 million and $212 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the years ended December 31, 2009 and 2008, respectively.

We anticipate that we will change our definitions again once QCII’s merger with CenturyLink is complete in order to conform our definitions to those used by CenturyLink.

We have reclassified certain prior year amounts in our Annual Report on Form 10-K for the year ended December 31, 2009 to conform to the current year presentation.

During the first quarter of 2010 we updated our methodology for counting our subscribers and access lines where we provide the services. We now count broadband subscribers and access lines when we earn revenue associated with them. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates and residential lines that are used solely to provide broadband services. Our new broadband methodology also excludes business and wholesale markets customers from our broadband subscribers.

During the first quarter of 2010 we also updated our methodology for counting our partnership based video subscribers. We now count these subscribers when we earn revenue associated with them, regardless of whether we actually bill the subscribers for the services. Beginning in mid-2009 we began to earn an ongoing commission associated with video customers that we no longer bill so long as they remain active customers of DIRECTV. Because of the change in this commission we have begun to include them in our subscriber counts. This methodology change has increased our video subscribers by approximately 68,000 for the year ended December 31, 2010. We believe the methodology updates described above align our subscribers and access lines with our revenue and better reflect our ongoing operations.

We have restated our subscribers and access lines reported as of December 31, 2009 to conform to the current year presentation. The table below quantifies these changes by segment:

	December 31, 2009
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,396	6,840	1,030	10,266
Affiliates and us	(403)	—	—	(403)
Alignment to billed units	10	25	27	62

Currently reported access lines	2,003	6,865	1,057	9,925

Previously reported broadband subscribers	—	2,970	—	2,970
Excluding business and wholesale customers	—	(143)	—	(143)
Alignment to billed units	—	(24)	—	(24)

Currently reported broadband subscribers	—	2,803	—	2,803

Previously reported video subscribers	—	872	—	872
Alignment to billed units	—	60	—	60

Currently reported video subscribers	—	932	—	932

We have restated our subscribers and access lines reported as of December 31, 2008 to conform to the current year presentation. The table below quantifies these changes by segment:

	December 31, 2008
	Business Markets	Mass Markets	Wholesale Markets	Total
	(in thousands)
Previously reported access lines	2,636	7,796	1,133	11,565
Affiliates and us	(484)	—	—	(484)
Alignment to billed units	(6)	11	41	46

Currently reported access lines	2,146	7,807	1,174	11,127

Previously reported broadband subscribers	—	2,774	—	2,774
Excluding business and wholesale customers	—	(151)	—	(151)
Alignment to billed units	—	(49)	—	(49)

Currently reported broadband subscribers	—	2,574	—	2,574

Previously reported video subscribers	—	757	—	757
Alignment to billed units	—	15	—	15

Currently reported video subscribers	—	772	—	772

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

•

Strategic services. We continue to see shifts in the makeup of our total revenue as customers move to strategic services, such as private line, broadband and DIRECTV video services, from legacy services, such as local and access services. Revenue from our strategic services represented 33% and 30% of our total revenue for the years ended December 31, 2010 and 2009, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 2.9 million broadband subscribers at December 31, 2010 compared to approximately 2.8 million at December 31, 2009. Due to price compression, we believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber based private line will offset our decline in copper based private line, although the timing of this technological migration is uncertain.

•

Legacy services. Revenue from our legacy services represented 48% and 51% of our total revenue for the years ended December 31, 2010 and 2009, respectively and continues to decline. Our legacy services revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenue as a result of access line losses.

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

•

Pension and post-retirement benefits expenses. QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees compared to all the remaining participants. Changes in QCII’s assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to other employees of QCII’s subsidiaries. Historically, QCII has only required us to pay our portion of its pension contribution.

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. Our projected capital expenditures for 2011 will be up to $1.3 billion. In addition, we may use lease financing in 2011 for some portion of our capital spending.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part I of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

The following table summarizes our results of operations for the years ended December 31, 2010, 2009 and 2008 and the number of employees as of December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions, except employees)
Operating revenue	$9,271	$9,731	$10,388	$(460)	$(657)	(5)%	(6)%
Operating expenses	6,788	7,169	7,525	(381)	(356)	(5)%	(5)%

Operating income	2,483	2,562	2,863	(79)	(301)	(3)%	(11)%
Other expense (income)—net	610	641	596	(31)	45	(5)%	8%

Income before income taxes	1,873	1,921	2,267	(48)	(346)	(2)%	(15)%
Income tax expense	791	724	829	67	(105)	9%	(13)%

Net income	$1,082	$1,197	$1,438	$(115)	$(241)	(10)%	(17)%

Employees (as of December 31)	26,050	27,805	30,549	(1,755)	(2,744)	(6)%	(9)%

2010 COMPARED TO 2009

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

The following table compares our operating revenue for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Operating revenue:
Strategic services	$3,059	$2,900	$159	5%
Legacy services	4,456	4,996	(540)	(11)%
Affiliates and other services	1,756	1,835	(79)	(4)%

Total operating revenue	$9,271	$9,731	$(460)	(5)%

The following table summarizes our broadband and video subscribers and access lines by customer channel as of December 31, 2010 and 2009:

	December 31,		Increase/ Decrease	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(in thousands)
Broadband subscribers	2,906	2,803	103	4%
Video subscribers	1,003	932	71	8%

Access lines:
Mass markets	6,038	6,865	(827)	(12)%
Business markets	1,872	2,003	(131)	(7)%
Wholesale markets	945	1,057	(112)	(11)%

Total access lines	8,855	9,925	(1,070)	(11)%

Strategic Services

Strategic services revenue increased primarily due to higher broadband revenue resulting from an increase in subscribers and an improving mix of higher priced, higher speed services. Strategic services revenue also increased due to increased volumes in our private line services and revenue from our increased volume of Verizon Wireless subscribers, partially offset by decreased commissions on Verizon Wireless services.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line loss, declining demand for UNEs and reduced access services usage related to product substitution, price compression and increased competition for the year ended December 31, 2010 compared to the same period in 2009. Legacy services also decreased due to lower revenue from our traditional WAN services, driven by industry consolidation and customer migration to more advanced technology services.

Affiliates and Other Services Revenue

Affiliates services revenue decreased primarily due to reduced telecommunication services and associated support provided as a result of a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. In addition, we provided reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in services were partially offset by an increase in services we provided to support an affiliate’s growth in its strategic service offerings. We estimate that the profit from services provided to our affiliates was approximately $280 million and $300 million before income taxes for the years ended December 31, 2010 and 2009, respectively.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2010	2009	2010 v 2009	2010 v 2009
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,027	$1,084	$(57)	(5)%
Other	628	620	8	1%

Total cost of sales	1,655	1,704	(49)	(3)%
Selling:
Employee-related costs	860	979	(119)	(12)%
Marketing, advertising and external commissions	364	401	(37)	(9)%
Other	233	265	(32)	(12)%

Total selling	1,457	1,645	(188)	(11)%
General, administrative and other operating:
Employee-related costs	625	627	(2)	—%
Taxes and fees	382	393	(11)	(3)%
Real estate and occupancy costs	126	134	(8)	(6)%
Other	476	515	(39)	(8)%

Total general, administrative and other operating	1,609	1,669	(60)	(4)%
Affiliates	194	175	19	11%
Depreciation and amortization	1,873	1,976	(103)	(5)%

Total operating expenses	$6,788	$7,169	$(381)	(5)%

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

Selling Expenses

Selling expenses are expenses incurred in selling products and services to our customers. These include: employee-related expenses directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; and other selling expenses (such as bad debt expense, professional fees and outsourced services).

Employee-related expenses decreased primarily due to lower salaries, wages, severance and internal commissions driven by lower sales headcount. The decrease in employee-related expenses was partially offset by increased expenses associated with QCII’s acceleration of stock-based compensation.

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

Employee-related expenses were flat primarily due to decreased pension and post-retirement benefits expenses offset by increased salaries and wages expenses associated with QCII’s acceleration of stock-based compensation. On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with QCII’s pending merger with CenturyLink. As the vast majority of affected employees are employed by us, QCII allocated substantially all of the expense associated with this accelerated vesting to us.

QCII allocates the expense or income of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. We recorded combined net periodic expense of $125 million in 2010 as compared to $193 million in 2009. The 2009 expense is net of a $12 million gain allocated to us as a result of QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans on or after January 1, 2010. The decrease in combined net periodic benefits expenses in 2010 is primarily due to QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans, the elimination of the qualified and non-qualified pension plan death benefits for eligible beneficiaries of certain retirees and reduced interest expense, partially offset by an increase in actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. We expect to record combined net periodic expense of approximately $109 million in 2011. The expected decrease in combined net periodic expense in 2011 is primarily due to decreased interest cost partially offset by a decrease in the expected return on assets.

Other expenses decreased primarily due to lower professional and maintenance fees.

Affiliates Expenses

Affiliates expenses include charges for our use of long-distance services, wholesale Internet access and insurance, occupancy charges and certain retiree benefits. Affiliates expenses increased for the years ended December 31, 2010 as compared to the prior year period. This increase in affiliates expenses was primarily due to insurance premium discounts and refunds recognized in 2009.

2009 COMPARED TO 2008

Operating Revenue

Operating revenue decreased primarily due to lower legacy services revenue as a result lower local services revenue due to continued access line losses, lower access services revenue and declining revenue from our traditional WAN services. Operating revenue also decreased due to lower revenue from affiliates and other services driven by reduced support associated with an affiliate’s winding down of its wireless business. These decreases in overall operating revenue were partially offset by increased strategic services revenue as a result of increased broadband and video subscribers and our transition to selling Verizon Wireless services. We believe declining general economic conditions negatively impacted our revenue in 2009.

The following table compares our operating revenue for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Operating revenue:
Strategic services	$2,900	$2,789	$111	4%
Legacy services	4,996	5,615	(619)	(11)%
Affiliates and other services	1,835	1,984	(149)	(8)%

Total operating revenue	$9,731	$10,388	$(657)	(6)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of December 31, 2009 and 2008:

	December 31,		Increase/ Decrease	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(in thousands)
Total broadband subscribers	2,803	2,574	229	9%
Total video subscribers	932	772	160	21%

Access lines:
Mass markets	6,865	7,807	(942)	(12)%
Business markets(1)	2,003	2,146	(143)	(7)%
Wholesale markets	1,057	1,174	(117)	(10)%

Total access lines	9,925	11,127	(1,202)	(11)%

Strategic Services

Strategic services revenue increased primarily due to an increase in broadband subscribers, partially offset by rate discounts. Strategic services revenue also increased due to selling Verizon Wireless services. An increase in video subscribers as of December 31, 2009 compared to December 31, 2008 also contributed to the increase in strategic services revenue.

Legacy Services

Legacy services revenue decreased primarily due to a decline in local and access services revenue due to access line losses and a declining demand for UNEs for the year ended December 31, 2009 compared to the same period in 2008. Legacy services revenue also decreased due to lower revenue from our traditional WAN services, driven by customer migration to more advanced technology services.

Affiliates and Other Services Revenue

Affiliates services revenue decreased primarily due to reduced support provided to an affiliate associated with the affiliate’s winding down of its wireless business as we transitioned to selling Verizon Wireless services. In addition, we had reduced support associated with an affiliate’s winding down of its video and data products and related services. These decreases in affiliates services were partially offset by an increase in services we provided to support an affiliate’s growth in strategic service offerings. We estimate that the profit from affiliates services was approximately $300 million and $380 million before income taxes for the years ended December 31, 2009 and 2008, respectively.

Operating Expenses

The following table provides further detail regarding our operating expenses for the years ended December 31, 2009 and 2008:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2009	2008	2009 v 2008	2009 v 2008
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Employee-related costs	$1,084	$1,231	$(147)	(12)%
Other	620	668	(48)	(7)%

Total cost of sales	1,704	1,899	(195)	(10)%
Selling:
Employee-related costs	979	1,063	(84)	(8)%
Marketing, advertising and external commissions	401	456	(55)	(12)%
Other	265	293	(28)	(10)%

Total selling	1,645	1,812	(167)	(9)%
General, administrative and other operating:
Employee-related costs	627	459	168	37%
Taxes and fees	393	372	21	6%
Real estate and occupancy costs	134	156	(22)	(14)%
Other	515	569	(54)	(9)%

Total general, administrative and other operating	1,669	1,556	113	7%
Affiliates	175	185	(10)	(5)%
Depreciation and amortization	1,976	2,073	(97)	(5)%

Total operating expenses	$7,169	$7,525	$(356)	(5)%

Cost of Sales (exclusive of depreciation and amortization)

Employee-related costs decreased primarily due to lower salaries, wages and benefits related to employee reductions in our network operations as we continued to manage our workforce to our workload. In addition, severance expense decreased because we terminated fewer employees in 2009 as compared to 2008.

Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network, along with decreased volumes.

Selling Expenses

Employee-related costs decreased due to lower salaries and wages related to prior period employee reductions, and decreased internal commissions driven by lower sales headcount and lower attainment of sales targets. These decreases were partially offset by increases in severance expenses.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct mail and media, along with the migration to internal sales call centers from using third-party sales call centers.

Other selling costs decreased primarily due to lower professional fees as a result of a favorable rate change in credit processing fees and other cost savings initiatives.

General, Administrative and Other Operating Expenses

Employee-related costs increased primarily due to an increase in pension and post-retirement benefits expenses. We recorded combined net periodic benefits expense of $193 million and net periodic benefits income of $13 million for the years ended December 31, 2009 and 2008, respectively. The 2009 expense is net of a $12 million gain allocated to us as a result of QCII’s decision to no longer provide pension benefit accruals for active management employees under the qualified and non-qualified pension plans on or after January 1, 2010. The shift from recording combined net periodic income to recording combined net periodic expense was primarily due to a decrease in expected return on plan assets as a result of lower plan asset values and an increase in net actuarial losses. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred.

Taxes and fees increased as a result of a $40 million favorable property tax settlement and other favorable adjustments recorded in 2008. These increases were partially offset by lower USF charges resulting from continued access line erosion and a decrease in current year property taxes.

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

Affiliates Expenses

Affiliates expenses decreased primarily due to reduced insurance costs driven by decreases in our workforce, and reduced support charges from our wireless affiliate partially offset by increases in wholesale Internet access in support of our broadband services.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$1,639	$1,752	$1,855	$(113)	$(103)	(6)%	(6)%
Amortization	234	224	218	10	6	4%	3%

Total depreciation and amortization	$1,873	$1,976	$2,073	$(103)	$(97)	(5)%	(5)%

Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense increased due to an increase in internally developed capitalized software.

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

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings—net	$615	$632	$589	$(17)	$43	(3)%	7%
Other—net	(5)	9	7	(14)	2	nm	29%

Total other expense (income)—net	$610	$641	$596	$(31)	$45	(5)%	8%

Income tax expense	$791	$724	$829	$67	$(105)	9%	(13)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings—net decreased in 2010 compared to 2009 primarily due to a decrease in interest expense on our interest rate hedges partially offset by increased interest expense as a result of higher average debt levels. Interest expense on long-term borrowings—net increased in 2009 compared to 2008 primarily due to the issuance of $811 million of new debt in the second quarter of 2009, partially offset by decreased interest as a result of maturities and decreasing interest rates on floating rate debt.

Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), and equity method investment losses. The change in other—net in 2010 compared to 2009 is due to more equity method investment losses in 2009. The change in other—net in 2009 compared to 2008 is due to more investment equity method investment losses in 2009, partially offset by a decrease in tax related interest from uncertain tax positions.

Income Tax Expense

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for 2010, 2009 and 2008 was 42%, 38% and 37%, respectively.

Income tax expense for the year ended December 31, 2010 increased by $67 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and the tax treatment of the expenses allocated to us when QCII accelerated the vesting of certain stock-based compensation.

Among other things, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted, which increased our effective tax rate for the year ended December 31, 2010 by 2.9 percentage points.

On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with QCII’s pending merger with CenturyLink. Certain of the expenses that were allocated to us for this acceleration are not deductible for income tax purposes, and as such they increased our effective tax rate for the year ended December 31, 2010 by 1.1 percentage points.

Income tax expense in 2009 compared to 2008 decreased due to the decrease in income before income taxes.

Liquidity and Capital Resources

We are a wholly owned subsidiary of QSC, which is a wholly owned subsidiary of QCII. As such, factors relating to, or affecting, QCII’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. QCII and its consolidated subsidiaries had total borrowings—net of $11.947 billion and $14.200 billion as of December 31, 2010 and 2009, respectively.

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

Near-Term View

We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months. At December 31, 2010, we held cash and cash equivalents of $192 million, and QCII had an additional $180 million in cash and cash equivalents as well as $1.035 billion available under its currently undrawn revolving credit facility (referred to as the Credit Facility). The Credit Facility will be terminated at the time of the closing of QCII’s merger with CenturyLink.

During the year ended December 31, 2010, our net cash generated by operating activities totaled $3.235 billion. For the coming 12 months, our expected financing and investing cash needs include:

•	capital expenditures of approximately $1.3 billion;

•	$825 million of debt maturing in September 2011; and

•	dividends to QSC.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Also, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. For the year ended December 31, 2010, we entered into capital leases for approximately $116 million of assets, which allowed us to reduce our initial cash outlays. We may continue to use lease financing for some portion of our capital spending.

At December 31, 2010, our current liabilities exceeded our current assets by $1.716 billion. This working capital deficit increased $1.242 billion as compared to our working capital deficit at December 31, 2009. The increase was primarily due to dividends declared to QSC, capital expenditures and the reclassification of non-current borrowings to current, partially offset by net income before depreciation and amortization.

In general, we intend to refinance our debt as it matures, but would need to do so in a manner consistent with the terms of QCII’s merger agreement with CenturyLink. Any time we deem conditions favorable, we may attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. The unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

Debt

We have a significant amount of debt maturing in the next several years, including $825 million maturing in 2011, $1.500 billion maturing in 2012, $750 million maturing in 2013 and $600 million in 2014. We believe that we will continue to have access to capital markets to refinance our debt as necessary. In general, we intend to refinance our debt as it matures.

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

Pension Plan

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of the pension plan was $585 million at December 31, 2010. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations.

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

Post-Retirement Benefits

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2010, the unfunded status of all of QCII’s post-retirement benefit plans was $2.522 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees.

QCII did not make any cash contributions to this trust in 2010 and does not expect to make any significant cash contributions to this trust in the future. QCII therefore anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31,

2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2009 QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2010, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. The benefits reimbursed from plan assets were $186 million in 2010.

Our employees may become eligible to participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution. See additional information about QCII’s post-retirement benefits in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009	2009 v 2008
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,235	$3,167	$3,479	$68	$(312)	2%	(9)%
Used for investing activities	1,256	1,100	1,402	156	(302)	14%	(22)%
Used for financing activities	2,801	1,286	2,136	1,515	(850)	118%	(40)%

Operating Activities

Cash provided by operating activities increased in 2010 as compared to 2009 primarily due to decreased tax-related payments to QSC as a result of changes in bonus depreciation tax laws. Cash provided by operating activities also increased in 2010 as compared to 2009 due to lower payments for employee-related expenses resulting from reduced headcount. These increases in cash provided by operating activities were partially offset by a decline in cash received from customers as a result of decreased revenue.

Cash provided by operating activities decreased in 2009 as compared to 2008 primarily due to increased tax-related payments to QSC as a result of our utilization in 2008 of deferred tax assets acquired as a result of QCII merging into us two of QSC’s other wholly owned subsidiaries.

Investing Activities

Cash used for investing activities increased in 2010 as compared to 2009 primarily due to increased capital expenditures. The increase in capital spending was due to a cautious investment climate in late 2008 and early 2009, increased spending on our strategic initiatives and timing of cash payments. We may continue to use lease financing in 2011 for some portion of our capital spending. Our capital expenditures continue to be focused on our strategic services such as broadband. In 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. Our projected capital expenditures for 2011 will be up to $1.3 billion.

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

Financing Activities

For the year ended December 31, 2010, we paid $2.260 billion in dividends to QSC and we repaid $534 million of long-term borrowings (including current maturities).

For the year ended December 31, 2009, we paid $2.000 billion in dividends to QSC, issued $811 million of new debt resulting in aggregate net proceeds of $738 million and repaid $25 million of long-term borrowings including current maturities.

For the year ended December 31, 2008, we paid $2.000 billion in dividends to QSC, repaid $347 million of long-term borrowings including current maturities, and received equity infusions of $231 million.

We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our borrowings as of December 31, 2010. For additional information on our 2010 and 2009 financing activities, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $57 million. We had outstanding letters of credit of approximately $51 million as of December 31, 2010. On January 18, 2011, QCII entered into $7 million of additional letters of credit.

Credit Ratings

Due to our general expectation that we will refinance our debt maturities, our credit ratings can have significant impact on our liquidity and capital resources. Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow under acceptable terms. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

The table below summarizes our long-term debt ratings as of December 31, 2010:

December 31, 2010
Moody’s	Baa3
S&P	BBB-
Fitch	BBB-

Since QCII’s announcement of its pending merger with CenturyLink:

•	on August 13, 2010, Moody’s Investors Service upgraded our rating from Ba1 to Baa3 (investment grade);

•	Standard & Poor’s placed our rating on “CreditWatch” with developing implications, meaning that S&P could raise, maintain or lower the rating; and

•	Fitch Ratings affirmed its previous rating of BBB- with a stable outlook.

With respect to Moody’s, a rating of Baa indicates that the security is subject to moderate credit risk, is considered medium grade and as such may possess certain speculative characteristics. The “1, 2, 3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

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

While we have been able to obtain financing historically and our ratings have improved since QCII’s pending merger with CenturyLink was announced, given our current credit ratings our ability to raise additional capital under acceptable terms and conditions may be impaired.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

Near-Term Maturities

As of December 31, 2010, we had $825 million of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease annual pre-tax earnings by approximately $8 million.

Floating-Rate Debt

As of December 31, 2010, we had $750 million of floating interest rate debt outstanding, all of which was exposed to changes in interest rates. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease annual pre-tax earnings by approximately $8 million.

Investments

As of December 31, 2010, our cash and investments managed by QSC included $188 million invested in highly liquid cash-equivalent instruments and $52 million invested in currently non-liquid auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $2 million.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$825	$1,500	$750	$600	$400	$3,893	$7,968
Capital lease and other obligations	52	46	39	28	16	3	184
Interest on long-term borrowings and capital leases(2)	597	463	380	363	301	2,945	5,049
Operating leases	88	59	40	34	29	67	317

Total debt and lease payments	1,562	2,068	1,209	1,025	746	6,908	13,518

Other long-term liabilities	3	2	2	2	2	43	54

Purchase commitments:
Telecommunications and information technology	2	2	2	1	1	1	9
Advertising, promotion and other services(3)	64	41	31	27	24	44	231

Total purchase commitments	66	43	33	28	25	45	240

Non-qualified pension obligation(4)	2	2	2	2	2	21	31

Total future contractual obligations	$1,633	$2,115	$1,246	$1,057	$775	$7,017	$13,843

(1)	The table does not include:

•	costs that are contingent upon completion of QCII’s pending merger with CenturyLink;

•	our open purchase orders as of December 31, 2010. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

affiliate cash funding requirements for pension benefits payable to certain eligible current and future retirees allocated to us by QCII. The accounting unfunded status of QCII’s pension plan was $585 million at December 31, 2010. Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII’s cash funding requirements can be significantly impacted by earnings on investments, the discount rate changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Substantially all of our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

•

affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2010 representing our allocated net benefit obligation for post-retirement benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $112 million in 2010, including payments for benefits that are not contractual obligations. Assuming our future proportionate share of QCII’s total post-retirement benefits payments is consistent with an average of our proportionate share over the prior three years, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.0 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1989, a trust was created and funded by QCII to help cover the health care costs of retirees who are former occupational employees. QCII did not make any cash contributions to this trust in 2010 and does not expect to make any significant cash contributions to this trust in the future. QCII anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2009 QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2010, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for QCII’s eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. The benefits reimbursed from plan assets were $186 million in 2010. See additional information on our benefits plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts in 2011, termination fees for these contracts would be $31 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2010.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)	Non-qualified pension payment estimates assume we pay the same proportionate share of QCII’s total payments as the average we paid over the prior three years.

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

The methodologies discussed above for determining affiliates revenue and charges are based on rules that the FCC adopted pursuant to the Communications Act, as amended by the Telecommunications Act. We believe the accounting estimates related to affiliates revenue and charges are “critical accounting estimates” because determining market rates and determining the allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified, (ii) are based on regulatory rules which are subject to change, and (iii) QCII occasionally changes which affiliates provide them services which can impact overall costs and related affiliates charges, all of which require significant judgment and assumptions.

Affiliates Transactions

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

Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the result of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

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

For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of December 31, 2010 and 2009 considers the anticipated utilization of any applicable tax credits.

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

Pension and Post-Retirement Benefits

Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII’s post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

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

Changes in any of the above factors QCII made in computing the pension and post-retirement health care and life insurance benefit expenses could impact general, administrative and other operating expenses and the affiliate benefits receivable or payable allocated to us as described above. For further discussion of the QCII pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition and Related Reserves

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

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

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $230 million or increased depreciation by approximately $310 million, respectively. The effect of a one half year increase or decrease in the estimated remaining useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Derivative Financial Instruments

As of December 31, 2010, we did not have any derivative financial instruments. However, we sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, or ASU, Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January  1, 2011. The adoption of this ASU will not have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Qwest Corporation:

We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s (deficit) equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

February 21, 2011

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating revenue:
Operating revenue	$7,700	$8,075	$8,576
Operating revenue—affiliates	1,571	1,656	1,812

Total operating revenue	9,271	9,731	10,388

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,655	1,704	1,899
Selling	1,457	1,645	1,812
General, administrative and other operating	1,609	1,669	1,556
Affiliates	194	175	185
Depreciation and amortization	1,873	1,976	2,073

Total operating expenses	6,788	7,169	7,525

Operating income	2,483	2,562	2,863

Other expense (income)—net:
Interest expense on long-term borrowings—net	615	632	589
Other—net	(5)	9	7

Total other expense (income)—net	610	641	596

Income before income taxes	1,873	1,921	2,267
Income tax expense	791	724	829

Net income	$1,082	$1,197	$1,438

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$192	$1,014
Accounts receivable—net of allowance of $48 and $53, respectively	720	774
Accounts receivable—affiliates	193	71
Deferred income taxes—net	159	167
Prepaid expenses and other	197	245

Total current assets	1,461	2,271

Property, plant and equipment—net	10,132	10,638
Capitalized software—net	913	880
Prepaid pension—affiliates	899	952
Other	281	297

Total assets	$13,686	$15,038

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$871	$515
Accounts payable	463	419
Accounts payable—affiliates	242	201
Dividends payable—Qwest Services Corporation	140	100
Accrued expenses and other	909	941
Current portion of post-retirement, other post-employment benefits and other—affiliates	180	176
Deferred revenue and advance billings	372	393

Total current liabilities	3,177	2,745

Long-term borrowings—net of unamortized debt discount and other of $140 and $155, respectively	7,141	7,871
Post-retirement, other post-employment benefits and other—affiliates	2,501	2,573
Deferred income taxes—net	1,327	1,127
Other	371	410

Total liabilities	14,517	14,726

Commitments and contingencies (Note 17)

Stockholder’s (deficit) equity:
Common stock—one share without par value, owned by Qwest Services Corporation	11,425	11,346
Accumulated deficit	(12,256)	(11,034)

Total stockholder’s (deficit) equity	(831)	312

Total liabilities and stockholder’s (deficit) equity	$13,686	$15,038

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$1,082	$1,197	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,873	1,976	2,073
Deferred income taxes	241	(137)	215
Provision for bad debt—net	70	85	83
Other non-cash charges—net	5	17	41
Changes in operating assets and liabilities:
Accounts receivable	(22)	48	3
Accounts receivable—affiliates	(9)	55	(68)
Prepaid expenses and other current assets	67	10	29
Accounts payable, accrued expenses and other current liabilities	(3)	28	(112)
Accounts payable, accrued expenses and other current liabilities—affiliates	(66)	(163)	(71)
Deferred revenue and advance billings	(29)	(39)	(36)
Other non-current assets and liabilities including affiliates	26	90	(116)

Cash provided by operating activities	3,235	3,167	3,479

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,240)	(1,106)	(1,404)
Changes in interest in investments managed by Qwest Services Corporation	(17)	13	(13)
Other	1	(7)	15

Cash used for investing activities	(1,256)	(1,100)	(1,402)

Financing activities:
Proceeds from long-term borrowings	—	738	—
Repayments of long-term borrowings, including current maturities	(534)	(25)	(347)
Repayments of long-term borrowings, including current maturities—affiliates	—	—	(22)
Dividends paid to Qwest Services Corporation	(2,260)	(2,000)	(2,000)
Equity infusions from Qwest Services Corporation	—	—	231
Other	(7)	1	2

Cash used for financing activities	(2,801)	(1,286)	(2,136)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(822)	781	(59)
Beginning balance	1,014	233	292

Ending balance	$192	$1,014	$233

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Accumulated Deficit	Total	Comprehensive Income
	(Dollars in millions)
Balance as of December 31, 2007	$11,132	$(9,762)	$1,370
Net income	—	1,438	1,438	$1,438
Dividends declared on common stock	—	(2,200)	(2,200)
Other comprehensive income—net of taxes:
Unrealized loss on derivative instruments, net of deferred taxes of $3	—	(6)	(6)	(6)
Unrealized loss on auction rate securities and other, net of deferred taxes of $5	—	(8)	(8)	(8)

Total comprehensive income—net				$1,424

Equity infusions from Qwest Services Corporation	231	—	231
Other net asset transfers	(37)	(2)	(39)

Balance as of December 31, 2008	11,326	(10,540)	786
Net income	—	1,197	1,197	$1,197
Dividends declared on common stock	—	(1,700)	(1,700)
Other comprehensive income—net of taxes:
Unrealized gain on derivative instruments, net of deferred taxes of $4	—	7	7	7
Unrealized gain on auction rate securities and other, net of deferred taxes of $1	—	2	2	2

Total comprehensive income—net				$1,206

Other net asset transfers	20	—	20

Balance as of December 31, 2009	11,346	(11,034)	312
Net income	—	1,082	1,082	$1,082
Dividends declared on common stock	—	(2,300)	(2,300)
Other comprehensive income—net of taxes:
Unrealized loss on derivative instruments, net of deferred taxes of $1	—	(1)	(1)	(1)
Unrealized loss on auction rate securities and other, net of deferred taxes of $2	—	(3)	(3)	(3)

Total comprehensive income—net				$1,078

Other net asset transfers	79	—	79

Balance as of December 31, 2010	$11,425	$(12,256)	$(831)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2010, 2009 and 2008

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

CenturyLink Merger

On April 21, 2010, QCII entered into a merger agreement whereby CenturyLink, Inc. (“CenturyLink”) will acquire QCII in a tax-free, stock-for-stock transaction. Under the terms of the agreement, QCII’s stockholders will receive 0.1664 shares of CenturyLink common stock for each share of QCII’s common stock they own at closing. Based on QCII’s and CenturyLink’s number of outstanding shares as of the date of the merger agreement, at closing CenturyLink shareholders are expected to own approximately 50.5% and QCII’s stockholders are expected to own approximately 49.5% of the combined company. On July 15, 2010, QCII and CenturyLink received notification from the Department of Justice and the Federal Trade Commission that they received early termination of the waiting period under the Hart-Scott-Rodino Act, and as such have clearance from a federal antitrust perspective to proceed with the merger. On August 24, 2010, stockholders of each company approved all proposals relating to the merger. Completion of this transaction remains subject to a number of regulatory approvals as well as other customary closing conditions. QCII and CenturyLink have received most of the necessary approvals from state public service or public utility commissions, but they still need approvals from the Federal Communications Commission (“FCC”) and several other state public service or public utility commissions. While the timing of the receipt of these approvals cannot be predicted with certainty, QCII currently expects to receive all required approvals in the first quarter and is planning toward an April 1st closing date. If the merger agreement is terminated under certain circumstances, QCII may be obligated to pay CenturyLink a termination fee of $350 million.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Reclassifications

During the first quarter of 2010, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses and, as a result, certain expenses in our consolidated statements of operations for the prior year have been reclassified to conform to the current year presentation. Our new definitions of these expenses are as follows:

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

These definitions reflect changes primarily to reclassify expenses for: rent and utilities incurred by our network operations; fleet; network and supply chain management; and insurance and risk management from general, administrative and other operating expenses to cost of sales, where these expenses are more aligned with how we now manage our business. We believe these changes allow users of our financial statements to better understand our expense structure. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $199 million and $212 million from the general, administrative and other operating expenses and selling expenses categories to cost of sales for the years ended December 31, 2009 and 2008, respectively.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

We have also reclassified certain other prior year amounts in our Annual Report on Form 10-K for the year ended December 31, 2009 to conform to the current year presentation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliates transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder’s deficit or equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 17—Commitments and Contingencies for additional information.

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

Affiliates Transactions

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

Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position, and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

In the normal course of business, we transfer assets to and from our parent, QSC which are recorded through our equity. It is QCII’s and our policy to record asset transfers based on carrying values.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $186 million, $182 million and $199 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $292 million, $328 million and $394 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of three months or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is included in “other” in financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2010 and 2009, the book overdraft balance was $20 million and $27 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts Receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer’s credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Derivative Financial Instruments

As of December 31, 2010 we did not have any derivative financial instruments. However, we sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio due to changes in interest rates.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

Pension and Post-Retirement Benefits

Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII’s post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

For further information on QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2009-13, “Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements entered into on or after January 1, 2011. The adoption of this ASU will not have a material effect on our financial position or results of operations.

Note 3: Fair Value of Financial Instruments

Our financial instruments consisted of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and interest rate hedges. The carrying value of our long-term notes, including the current portion, reflects original cost net of unamortized discounts and other and was $7.828 billion as of December 31, 2010. For additional information, see Note 8—Borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

The table below presents the fair values for auction rate securities, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of December 31, 2010 and 2009:

	Level	Fair value as of December 31,
		2010	2009
		(Dollars in millions)
Assets:
Auction rate securities	3	$52	$41
Fair value hedges	3	—	2

Total assets		$52	$43

Liabilities:
Long-term notes, including the current portion	1 & 2	$8,482	$8,495
Cash flow hedges	3	—	3

Total liabilities		$8,482	$8,498

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors:

•	coupon rate of 5.44%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.23%;

•	probability that a default will occur of 20.98% with a related recovery rate of 55.00%; and

•	discount rate of 7.81%.

We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate (“LIBOR”). For additional information on our derivative financial instruments, see Note 9—Derivative Financial Instruments.

We determined the fair values of our long-term notes, including the current portion, based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The table below presents a rollforward of the instruments valued using Level 3 inputs for the years ended December 31, 2010 and 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges
	(Dollars in millions)
Balance at December 31, 2008	$43	$9	$—	$(8)
Transfers into (out of) Level 3	—	—	—	—
Additions	—	1	—	—
Dispositions and settlements	(4)	(11)	—	—
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	2	—
Included in other (expense) income—net	—	1	—	—
Included in other comprehensive income	2	—	—	5

Balance at December 31, 2009	41	—	2	(3)

Transfers into (out of) Level 3	—	—	—	—
Additions	16	—	—	—
Dispositions and settlements	—	—	(7)	—
Realized and unrealized gains:
Included in long-term borrowings—net	—	—	5	—
Included in other (expense) income—net	—	—	—	—
Included in other comprehensive (loss) income	(5)	—	—	3

Balance at December 31, 2010	$52	$—	$—	$—

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

As of December 31, 2010 and 2009, our investments included auction rate securities of $52 million and $41 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of December 31, 2010. These securities:

•	are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as “Triple X” securities;

•	currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

•	are rated A;

•

are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of B and the other of which was not rated and in the fourth quarter of 2009 was prohibited by its regulator from making any claim payments;

•	are collateralized by the issuers; and

•	mature between 2033 and 2036.

The following table summarizes the fair value of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in millions)
Auction rate securities—fair value	$52	$41
Classification	Non-current, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other non-current assets
Cumulative net unrealized loss, net of deferred income taxes	$9	$6
Auction rate securities—cost basis	$68	$51

The following table summarizes our unrealized gain (loss), net of deferred income taxes, due to the change in the amount of auction rate securities allocated to us by QSC for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(Dollars in millions)
Unrealized (loss) gain, net of deferred income taxes	$(3)	$2

These unrealized losses were recorded in accumulated other comprehensive income, which is included in accumulated deficit in our consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $68 million cost basis, in part because the securities are rated investment grade, the securities are collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors:

•	the issuers cease making required interest payments;

•	we believe it is more likely than not that we will be required to sell these securities before their values recover; or

•	we change our intent to hold the securities due to events such as a change in the terms of the securities.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 5: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in millions)
Total accounts receivable—net:
Trade receivables	$469	$530
Earned and unbilled receivables	140	147
Purchased and other receivables	159	150

Total accounts receivable	768	827
Less: allowance for doubtful accounts	(48)	(53)

Accounts receivable non-affiliates—net	720	774
Accounts receivable—affiliates	193	71

Total accounts receivable—net	$913	$845

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

The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	Balance at beginning of period	Charged to expense-net	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2010	$53	$70	$75	$48
2009	52	85	84	53
2008	55	83	86	52

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 6: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2010 and 2009 are as follows:

		December 31,
	Depreciable Lives	2010	2009
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$97	$97
Buildings	15-30 years	2,897	2,868
Communications equipment	7-10 years	18,380	18,297
Other network equipment	8-45 years	20,932	20,626
General purpose computers and other	5-11 years	1,752	1,719
Construction in progress	N/A	99	53

Total property, plant and equipment		44,157	43,660
Less: accumulated depreciation		(34,025)	(33,022)

Property, plant and equipment—net		$10,132	$10,638

We recorded depreciation expense of $1.639 billion, $1.752 billion and $1.855 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002.

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

Asset Retirement Obligations

As of December 31, 2010, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$31	$32	$30
Accretion expense	2	2	2
Liabilities incurred	—	—	—
Liabilities settled and other	(3)	(2)	(1)
Change in estimate	1	(1)	1

Balance as of December 31	$31	$31	$32

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 7: Capitalized Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2010 and 2009, our capitalized software had carrying costs of $2.674 billion and $2.479 billion, respectively, and accumulated amortization was $1.761 billion and $1.599 billion, respectively. We recorded amortization expense of $234 million, $224 million and $218 million for the years ended December 31, 2010, 2009 and 2008, respectively, for capitalized software based on a life range of four to seven years.

The weighted average remaining life of our capitalized software was 3.6 years as of December 31, 2010.

The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2011	$212
2012	189
2013	167
2014	142
2015	102
2016 and thereafter	101

Total estimated future amortization expense	$913

Note 8: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2010 and 2009, the current portion of our long-term borrowings consisted of:

	December 31,
	2010	2009
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$825	$500
Long-term capital lease and other obligations	46	15

Total current portion of long-term borrowings	$871	$515

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Long-Term Borrowings

As of December 31, 2010 and 2009, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2010	2009
	(Dollars in millions)
Long-term borrowings:
Notes with various rates ranging from 3.552% to 8.875% including LIBOR plus 3.25% and maturities from 2011 to 2043	$7,968	$8,468
Unamortized discount	(154)	(165)
Fair value hedge adjustment	14	10
Capital lease and other obligations	184	73
Less: current portion	(871)	(515)

Total long-term borrowings	$7,141	$7,871

Our long-term notes and bonds had the following interest rates and contractual maturities as of December 31, 2010:

	Contractual Maturities
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$—	$750	$—	$—	$—	$750
Above 5% to 6%	—	—	—	—	—	—	—
Above 6% to 7%	—	—	—	—	—	1,500	1,500
Above 7% to 8%	825	—	—	600	400	1,582	3,407
Above 8% to 9%	—	1,500	—	—	—	811	2,311

Total notes and bonds	$825	$1,500	$750	$600	$400	$3,893	$7,968

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Our long-term notes and bonds contractual maturities as of December 31, 2010:

	Maturities
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Notes and bonds:
Floating Rate Notes	$—	$—	$750	$—	$—	$—	$750
7.875% Notes	825	—	—	—	—	—	825
8.875% Notes	—	1,500	—	—	—	—	1,500
6.5% Notes	—	—	—	—	—	500	500
6.875% Debentures	—	—	—	—	—	1,000	1,000
7.125% Debentures	—	—	—	—	—	250	250
7.2% Debentures	—	—	—	—	—	250	250
7.25% Debentures	—	—	—	—	—	500	500
7.375% Debentures	—	—	—	—	—	55	55
7.5% Notes	—	—	—	600	—	—	600
7.5% Debentures	—	—	—	—	—	484	484
7.625% Notes	—	—	—	—	400	—	400
7.75% Debentures	—	—	—	—	—	43	43
8.375% Notes	—	—	—	—	—	811	811

Total notes and bonds	$825	$1,500	$750	$600	$400	$3,893	$7,968

Covenants

The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of our borrowing agreements as of December 31, 2010.

QCII and its other subsidiaries were in compliance with all of the provisions and covenants of their borrowing agreements as of December 31, 2010.

New Issuance

In April 2009, we issued approximately $811 million aggregate principal amount of 8.375% Senior Notes due 2016. We are using or used the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in our telecommunication assets.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Registered Exchange Offer

In November 2009, QC commenced a registered exchange offer for its 8.375% Notes due 2016 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer in December 2009.

Interest Rate Hedges

During 2009 and 2008, QC entered into interest rate hedges as discussed in Note 9—Derivative Financial Instruments.

Interest Expense

Interest expense includes interest on long-term borrowings. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Interest expense on long-term borrowings—net:
Gross interest expense	$627	$642	$603
Capitalized interest	(12)	(10)	(14)

Total interest expense on long-term borrowings—net	$615	$632	$589

Cash paid for interest—net:
Cash interest paid on long-term borrowings and interest rate swaps	$640	$621	$628
Cash received from counterparties on interest rate swaps	(37)	(24)	(46)

Cash paid for interest—net	$603	$597	$582

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2010, we had no outstanding interest rate hedge contracts. The interest rate hedges that were previously outstanding had immaterial effects on our consolidated statements of operations and balance sheets in all periods presented.

Note 10: Severance

For the years ended December 31, 2010, 2009 and 2008, we recorded severance expenses of $65 million, $109 million and $127 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. As of December 31, 2010 and 2009, our severance liability was $28 million and $75 million, respectively, and is included in accrued expenses and other in our consolidated balance sheets.

Note 11: Employee Benefits

Pension and Post-Retirement Benefits

We are required to disclose the amount of our contributions to QCII relative to the QCII pension and post-retirement benefit plans. No pension or post-retirement occupational health care trust contributions were made during 2010 or 2009. The unfunded status of QCII’s pension plan for accounting purposes was $585 million and $790 million as of December 31, 2010 and 2009, respectively. The unfunded status of its post-retirement benefit plans for accounting purposes was $2.522 billion and $2.525 billion as of December 31, 2010 and 2009, respectively. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII’s funded status affecting accumulated other comprehensive income may not have a significant initial impact on the assets or obligations that are allocated to us.

We recognized an allocated $53 million and $104 million in pension expense for the years ended December 31, 2010 and 2009, respectively. Our allocated pension income for 2008 was $28 million. Our allocated post-retirement benefit expense for 2010, 2009, and 2008 was $72 million, $89 million and $15 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII’s total pension and post-retirement benefit expenses were 101%, 99% and 92% for the years ended December 31, 2010, 2009 and 2008, respectively. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in general, administrative and other operating expenses.

QCII sponsors a noncontributory qualified defined benefit pension plan (referred to as QCII’s pension plan) for substantially all management and occupational employees. In addition to this tax qualified pension plan, QCII also maintains a non-qualified pension plan for certain eligible highly compensated employees. These plans also provide survivor and disability benefits to certain employees. In November 2009, QCII amended the pension plan and the non-qualified pension plans to no longer provide pension benefit accruals for active management employees after December 31, 2009. In addition, management employees hired after January 1, 2009 are not eligible to participate in the plans. Active management employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009, and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from Qwest. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, QCII has eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. QCII previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

QCII maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The benefit obligation for QCII’s occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII’s written benefit plans. In calculating this obligation, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements which covered approximately 14,200 of our unionized employees as of December 31, 2010. The plan was amended to reflect changes affecting eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out-of-pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former occupational employees. These changes have been considered in calculating the benefit obligation under QCII’s occupational health care plan.

The terms of the post-retirement health care and life insurance plans between QCII and its eligible management employees and its eligible post-1990 management retirees are established by QCII and are subject to change at its discretion. QCII has a practice of sharing some of the cost of providing health care benefits with its management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, QCII’s contribution under its post-1990 management retirees’ health care plan is capped at a specific dollar amount. Effective January 1, 2009, QCII amended its post-1990 management retiree plan to, among other things, (i) require retirees to pay increased out-of-pocket costs and (ii) eliminate the reimbursement of Medicare Part B premiums.

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $224 million, $233 million and $272 million for the years ended December 31, 2010, 2009 and 2008, respectively. Occupational employee benefits are based on negotiated collective bargaining agreements. Management employees and occupational employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Participating management employees contributed $33 million, $32 million and $35 million in 2010, 2009 and 2008, respectively. Participating occupational employees contributed $11 million, $10 million and $4 million in 2010, 2009 and 2008, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

401(k) Plan

QCII sponsors a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, QCII, on our behalf, matches a percentage of our employees’ contributions in cash. We recognized $51 million, $54 million and $59 million in expense related to this plan for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As of December 31, 2010, the QCII federal income tax returns for tax years 2006-2007 and prior have been examined by the IRS. We received $11 million in the third quarter of 2010 as our share of the settlements, and we recorded a $4 million asset transfer with QSC to recognize the difference between the settlements recorded and the actual cash payment. In 2010, QCII filed amended federal income tax returns for 2006-2007 to make protective claims with respect to items reserved in QCII’s audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit.

In 2009, QCII filed amended federal income tax returns for 2002-2005 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit. Additionally, our federal income tax returns filed for tax years after 2008 are still subject to adjustment in an IRS audit.

QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns filed since 1996 are still open for state specific adjustments.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 follows:

	Unrecognized Tax Benefits
	2010	2009
	(Dollars in millions)
Balance as of January 1	$13	$95
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	—	(35)
Settlements	(13)	(47)
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$—	$13

In accordance with our accounting policy, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the year ended December 31, 2010, we recognized $1 million of interest benefit related to uncertain tax positions. For the years ended December 31, 2009 and 2008, we recognized $9 million and $20 million, respectively, for interest expense related to uncertain tax positions. As of December 31, 2010 and 2009, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $6 million and $6 million, respectively. We made no accrual for penalties related to income tax positions.

Income Tax Expense

The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$470	$740	$537
State and local	80	121	77

Total current tax provision	550	861	614
Deferred tax expense (benefit):
Federal	208	(109)	180
State and local	33	(28)	35

Total deferred tax expense (benefit)	241	(137)	215

Income tax expense	$791	$724	$829

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.9	3.1	3.2
Medicare subsidiary	2.7	—	—
Excess compensation	1.0	—	—
Other	(0.4)	(0.4)	(1.6)

Effective income tax rate	42.2%	37.7%	36.6%

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(2,031)	$(1,977)
Receivable from an affiliate due to pension plan participation	(340)	(360)
Other	(94)	(57)

Total deferred tax liabilities	(2,465)	(2,394)

Payable to affiliate due to post-retirement benefit plan participation	1,031	1,139
Other	266	295

Total deferred tax assets	1,297	1,434

Net deferred tax liabilities	$(1,168)	$(960)

We have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Other Income Tax Information

We paid $677 million, $968 million, including $103 million as our share of QCII’s 2002-2005 tax years settlement with the IRS, and $629 million to QSC related to income taxes in 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009 we had approximately $8 million and $25 million, respectively, in amounts relating to taxes payable to QSC reflected in accounts payable-affiliates on our consolidated balance sheets.

Income tax expense in 2010 compared to 2009 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

In 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $2 million state deferred tax expense, net of federal effect.

In 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

We had unamortized investment tax credits of $61 million, $68 million and $76 million as of December 31, 2010, 2009 and 2008, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits of $8 million, $8 million and $7 million are included in the provision for income taxes for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 13: Stockholder’s (Deficit) Equity

We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

Equity Infusions

In 2010 and 2009, we did not receive any equity infusions.

In 2008, QCII moved to us most of the administrative and other functions of QSC and merged into us two of QSC’s other wholly owned subsidiaries that previously charged the majority of their costs to us. We received cash equity infusions from QSC of $190 million in connection with the transfer. We also received other cash equity infusions of $41 million in 2008.

Other Net Asset Transfers

During 2010, we recorded a $56 million equity transaction for excess tax deductions, the difference between the acceleration of stock-based compensation expense for both performance and restricted shares and the tax deduction.

During 2009, QCII executed a settlement with the IRS relating to its audit of the 2002-2005 tax years. We paid $103 million in the fourth quarter of 2009 as our share of the settlement and recorded a $48 million asset transfer with QSC to recognize the difference between the settlement recorded and the actual cash payment. In 2008, QCII executed a settlement with the IRS relating to its audit of the 1998-2001 tax years. We paid an immaterial amount in the fourth quarter of 2008 as our share of the settlement. We recorded a $62 million asset transfer with QSC to recognize the difference between the settlement recorded and the actual cash payment.

In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates. It is our policy to record these asset transfers based on carrying values.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Dividends

We declared and paid the following cash dividends to QSC:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Cash dividend declared to QSC	$2,300	$1,700	$2,200
Cash dividend paid to QSC	$2,260	$2,000	$2,000

On February 15, 2011, we paid a cash dividend to QSC of $150 million. On January 26, 2011, we declared a cash dividend to QSC of $1.000 billion.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

Note 14: Stock-Based Compensation

Our employees participate in QCII’s Equity Incentive Plan (“EIP”) and Employee Stock Purchase Plan (“ESPP”). For more information about these plans, see QCII’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the years ended December 31, 2010, 2009 and 2008, our total stock-based compensation expense was approximately $121 million, $48 million and $43 million, respectively. We recognized an income tax benefit of $30 million, $19 million and $17 million associated with our stock compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, QCII had $39 million of total unrecognized compensation expense related to unvested stock options, restricted stock and performance shares under the EIP. QCII expects to recognize this amount over the remaining weighted average service period of 1.8 years. We expect to recognize most of this $39 million of unrecognized compensation expense related to unvested stock-based compensation since we have the vast majority of the employees participating in the stock-based compensation plans. There is no unrecognized compensation expense related to the ESPP. QCII will continue to record stock-based compensation and it will continue to allocate a portion of these costs to us. However, based on the many factors that affect the allocation, the amount that is ultimately allocated to us as a result of stock-based compensation recorded at QCII may fluctuate.

On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with QCII’s pending merger with CenturyLink. As the vast majority of affected employees are employed by us, QCII allocated substantially all of the $63 million expense associated with this accelerated vesting to us.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

Strategic services include broadband services and DIRECTV video services that we offer to consumers; private line services that we offer to other telecommunications providers and business customers; and Verizon Wireless services that customers buy as part of a bundle with one or more of our other products and services.

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

Affiliates and other services include providing to our affiliates data services, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support. We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties.

Revenue from our products and services for the years ended December 31, 2010, 2009 and 2008 is summarized in the following table:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Operating revenue:
Strategic services	$3,059	$2,900	$2,789
Legacy services	4,456	4,996	5,615
Affiliates and other services	1,756	1,835	1,984

Total operating revenue	$9,271	$9,731	$10,388

Revenue from affiliates was 17% of total revenue for each of the years ended December 31, 2010, 2009 and 2008, respectively. We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

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

In 2010 and 2009, we paid approximately $24 million and $27 million, respectively, in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to most of our employees and is a subsidiary of UnitedHealth Group. QCII’s director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 17: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$825	$1,500	$750	$600	$400	$3,893	$7,968
Capital lease and other obligations	52	46	39	28	16	3	184
Interest on long-term borrowings and capital leases(2)	597	463	380	363	301	2,945	5,049
Operating leases	88	59	40	34	29	67	317

Total debt and lease payments	1,562	2,068	1,209	1,025	746	6,908	13,518

Other long-term liabilities	3	2	2	2	2	43	54

Purchase commitments:
Telecommunications and information technology	2	2	2	1	1	1	9
Advertising, promotion and other services(3)	64	41	31	27	24	44	231

Total purchase commitments	66	43	33	28	25	45	240

Non-qualified pension obligation(4)	2	2	2	2	2	21	31

Total future contractual obligations	$1,633	$2,115	$1,246	$1,057	$775	$7,017	$13,843

(1)	The table does not include:

•	costs that are contingent upon completion of QCII’s pending merger with CenturyLink;

•	our open purchase orders as of December 31, 2010. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as accruals for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

affiliate cash funding requirements for pension benefits payable to certain eligible current and future retirees allocated to us by QCII. The accounting unfunded status of QCII’s pension plan was $585 million at December 31, 2010. Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII’s cash funding requirements can be significantly impacted by earnings on investments, the discount rate changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Substantially all of our employees participate in the QCII pension plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution;

•

affiliate post-retirement benefits payable to certain eligible current and future retirees. Although we had an affiliate liability recorded on our balance sheet as of December 31, 2010 representing our allocated net benefit obligation for post-retirement benefits, not all of this amount is a contractual obligation. Certain of these plans are unfunded and net payments made by us totaled $112 million in 2010, including payments for benefits that are not contractual obligations. Assuming our future proportionate share of QCII’s total post-retirement benefits payments is consistent with an average of our proportionate share over the prior three years, total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $4.0 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. In 1989, a trust was created and funded by QCII to help cover the health care costs of retirees who are former occupational employees. QCII did not make any cash contributions to this trust in 2010 and does not expect to make any significant cash contributions to this trust in the future. QCII anticipates that the majority of the costs that have historically been paid out of this trust will need to be paid by us at some point in the future. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. In 2009 QCII estimated that the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Based on returns on trust assets during 2010, QCII still believes that the more liquid assets in the trust will be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for QCII’s eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year. The benefits reimbursed from plan assets were $186 million in 2010;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts in 2011, termination fees for these contracts would be $31 million. In the normal course of business, we believe the payment of these fees is remote; and

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2010.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)	Non-qualified pension payment estimates assume we pay the same proportionate share of QCII’s total payments as the average we paid over the prior three years.

Capital Leases

We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term borrowings, including current maturities in the consolidated statements of cash flows.

The table below summarizes our capital lease activity as of and for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Capital leases:
Assets acquired through capital leases	$116	$61	$10
Assets included in property, plant and equipment	223	109	107
Accumulated depreciation	51	25	64
Depreciation expense	28	20	21
Cash payments towards capital leases	25	24	25

The future minimum payments under capital leases as of December 31, 2010 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$195
Less: amount representing interest and executory costs	(31)

Present value of minimum payments	164
Less: current portion	(36)

Long-term portion	$128

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2010, 2009 and 2008, rent expense under these operating leases was $200 million, $206 million and $223 million, respectively, and sublease rental income over the same periods was $15 million, $18 million and $19 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $49 million, which we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

On our behalf, QCII maintains letter of credit arrangements with various financial institutions. As of December 31, 2010, the amount of letters of credit outstanding was $51 million, and we had no outstanding guarantees. On January 18, 2011, QCII entered into $7 million of additional letters of credit.

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

KPNQwest Litigation/Investigation

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which QCII was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. QCII and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with QCII. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2010), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against QCII, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with QCII. The

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on December 31, 2010).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (QCII and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $55 million based on the exchange rate on December 31, 2010), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including QCII and KPN, reached a settlement with VEB for €19 million (or approximately $25 million based on the exchange rate on December 31, 2010), conditioned in part on the termination of the investigation by the Enterprise Chamber. Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation. The Enterprise Chamber denied that request and directed the investigation to proceed. On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation.

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

QCII, and its directors, believe that all of these actions are without merit. The defendants nevertheless negotiated with the purported stockholder plaintiffs regarding a settlement of the claims asserted in all of these actions, including the claims that challenge the sufficiency of the disclosures in the preliminary joint proxy statement-prospectus. On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus filed with the SEC on July 19, 2010. On December 17, 2010, the United States District Court for the District of Colorado preliminarily approved the settlement, and notice was subsequently provided to stockholders of the proposed

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

final resolution. A final fairness hearing is scheduled for February 25, 2011. If the settlement is approved at the final hearing, all of these actions will be dismissed, with prejudice. The defendants intend to defend their positions in these matters vigorously to the extent they are not fully resolved by the settlement.

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

QCII continues to evaluate the method it uses to assess the amount of USF payments that must be made on certain products, and during the year ended December 31, 2010 QCII recorded an adjustment to its liability of $15 million related to previous years’ USF payments. This ongoing evaluation may result in further adjustments to QCII’s previous years’ USF payments and charges to customers.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2010
Operating revenue	$2,347	$2,313	$2,311	$2,300	$9,271
Operating income	661	649	616	557	2,483
Income tax expense	253	187	181	170	791
Net income	252	304	286	240	1,082

2009
Operating revenue	$2,507	$2,463	$2,402	$2,359	$9,731
Operating income	693	675	620	574	2,562
Income tax expense	209	186	180	149	724
Net income	340	305	293	259	1,197

Fourth Quarter 2010

Net income for the fourth quarter of 2010 was affected by an increase in stock-based compensation expense of $63 million due to QCII’s decision to accelerate the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with QCII’s pending merger with CenturyLink.

Income tax expense for the fourth quarter of 2010 was affected by the tax treatment of the expenses incurred when QCII accelerated the vesting of certain stock-based compensation.

First Quarter 2010

Income tax expense for the first quarter of 2010 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws disallow, beginning in 2013, federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program.

Note 19: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Prepaid expenses and other current assets:
Deferred activation and installation charges	$91	$99
Prepaid expenses and other	106	146

Total prepaid expenses and other current assets	$197	$245

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$126	$143
Employee compensation	298	283
Accrued property and other taxes	203	211
DIRECTV payable	147	128
Other	135	176

Total accrued expenses and other current liabilities	$909	$941

Note 20: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2010, employees covered under these collective bargaining agreements totaled approximately 14,200, or 54% of all our employees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2010. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Fees Paid to the Independent Registered Public Accounting Firm

QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for each of the years ended December 31, 2010 and 2009, for professional accounting services, including KPMG’s audit of our annual consolidated financial statements, are set forth in the table below.

	2010	2009
	(Dollars in thousands)
Audit fees	$2,555	$2,815
Audit-related fees	104	74

Total fees	$2,659	$2,889

KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2010 or 2009.

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

Audit-related fees—These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include regulatory filings and employee benefit plan audits. Audit-related fees for each year shown include amounts that have been billed through the date of this filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 21, 2011.

QWEST CORPORATION, A COLORADO CORPORATION

By:	/s/ R. WILLIAM JOHNSTON
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February 2011.

Signature	Title

/s/ EDWARD A. MUELLER	Director and Chief Executive Officer (Principal Executive Officer)
Edward A. Mueller

/ s/ JOSEPH J. EUTENEUER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Joseph J. Euteneuer

*	Director
Teresa A. Taylor

*By:	/s / JOSEPH J. EUTENEUER
Joseph J. Euteneuer
As Attorney-In-Fact