Form 10-Q
period 2011-03-31
QWEST CORP
filed 2011-05-06
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-03040

QWEST CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0273800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana	71203
(Address of principal executive offices)	(Zip Code)

(318) 388-9000

(Registrant’s telephone number, including area code)

N/A

(Former name and former fiscal year, if changed since last report)

1801 California Street, Denver, Colorado 80202

(Former address, if changed since last report)

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 2, 2011, one share of Qwest Corporation common stock was outstanding.

*	All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Qwest Corporation

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

OPERATING REVENUES
Operating revenues	$1,870	1,959
Operating revenues—affiliates	398	388

Total operating revenues	2,268	2,347

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	626	651
Selling, general and administrative	501	522
Operating expenses—affiliates	52	48
Depreciation and amortization	451	465

Total operating expenses	1,630	1,686

OPERATING INCOME	638	661

OTHER INCOME (EXPENSE), NET
Interest expense, net	(150)	(156)
Other income (expense), net	2	—

Total other income (expense), net	(148)	(156)

INCOME BEFORE INCOME TAX EXPENSE	490	505
Income tax expense	191	253

NET INCOME	$299	252

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

NET INCOME	$299	252

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Derivative instruments:
Interest rate swaps	—	(1)
Unrealized gain (loss) on investments	1	(5)

Net change in other comprehensive income (loss), net of tax	1	(6)

COMPREHENSIVE INCOME	$300	246

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(Dollars in millions)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$201	192
Accounts receivable, less allowance of $47 and $48	684	720
Accounts receivable—affiliates	49	193
Deferred income taxes, net	112	159
Other	205	205

Total current assets	1,251	1,469
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,320	44,205
Accumulated depreciation	(34,325)	(34,045)

Net property, plant and equipment	9,995	10,160
OTHER ASSETS
Capitalized software, net	887	888
Prepaid pension—affiliate	889	899
Other	279	270

Total other assets	2,055	2,057

TOTAL ASSETS	$13,301	13,686

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$2,378	871
Accounts payable	631	679
Accounts payable—affiliates	191	242
Dividends payable—Qwest Services Corporation	610	140
Accrued expenses and other liabilities
Salaries and benefits	230	326
Other taxes	235	193
Interest	123	126
Current portion of post-retirement, other post-employment benefits and other—affiliates	174	180
Other	50	44
Deferred revenue, advance billings and customer deposits	367	372

Total current liabilities	4,989	3,173
LONG-TERM DEBT, NET	5,638	7,141
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,355	1,327
Benefit plan obligations, net	2,492	2,501
Other deferred credits	358	375

Total deferred credits and other liabilities	4,205	4,203

Commitments and contingencies (Note 9)
STOCKHOLDER’S DEFICIT
Common stock—one share without par value, owned by Qwest Services Corporation	11,425	11,425
Accumulated deficit	(12,956)	(12,256)

Total stockholder’s deficit	(1,531)	(831)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$13,301	13,686

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

OPERATING ACTIVITIES
Net income	$299	252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	451	465
Deferred income taxes	76	6
Changes in current assets and current liabilities:
Receivables	35	32
Receivables—affiliates	25	18
Accounts payable	(20)	(12)
Accounts payable—affiliates	69	197
Income tax receivable and other accrued taxes	50	38
Other current assets and other current liabilities, net including affiliates	(90)	(76)
Decrease in other noncurrent liabilities	(40)	(38)
Decrease in other noncurrent liabilities—affiliates	(9)	(16)
Other, net including affiliates	23	22

Net cash provided by operating activities	869	888

INVESTING ACTIVITIES
Payments for property, plant and equipment	(341)	(316)
Changes in interest in investments managed by Qwest Services Corporation	4	(450)
Other	2	1

Net cash used in investing activities	(335)	(765)

FINANCING ACTIVITIES
Payments of debt	(14)	(5)
Dividends paid to Qwest Services Corporation	(530)	(400)
Other	19	12

Net cash used in financing activities	(525)	(393)

Net increase (decrease) in cash and cash equivalents	9	(270)
Cash and cash equivalents at beginning of period	192	1,014

Cash and cash equivalents at end of period	$201	744

Supplemental cash flow information:
Income taxes refunded	$116	22
Interest paid (net of capitalized interest of $3 million and $2 million)	$(149)	(165)

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

(UNAUDITED)

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

COMMON STOCK
Balance at beginning of period	$11,425	11,346

Balance at end of period	11,425	11,346

ACCUMULATED DEFICIT
Balance at beginning of period	(12,256)	(11,034)
Net income	299	252
Cash dividends declared	(1,000)	(400)
Change in other comprehensive income (loss), net of tax	1	(6)

Balance at end of period	(12,956)	(11,188)

TOTAL STOCKHOLDER’S (DEFICIT) EQUITY	$(1,531)	158

See accompanying notes to consolidated financial statements.

Qwest Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to “QCII” refer to QSC’s direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to “CenturyLink” refer to QCII’s direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.

(1) Basis of Financial Reporting

Our consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2011 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. These statements include all normal recurring adjustments that are necessary, in our opinion, to fairly present our consolidated statements of income, financial position and cash flows as of March 31, 2011 and for all periods presented.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, certain expenses in our consolidated statements of income for the three months ended March 31, 2010 have been reclassified. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink, Inc. (“CenturyLink”). Our new definitions of these expenses are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); all rents and utilities expenses; equipment sales expenses (such as modem expenses); charges for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations (such as outsourced services).

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees external commissions; bad debt expense; and other selling, general and administrative expenses (such as outsourced services).

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of

$243 million from selling, general and administrative expenses to cost of services and products for the three months ended March 31, 2010, and primarily relate to employee related expenses, USF charges and rents and utilities.

We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new ultimate parent company CenturyLink. We reclassified the following liabilities: $220 million from accrued expenses and other current liabilities and $216 million to accounts payable. We also reclassified the following assets: $28 million to net property, plant and equipment and $25 million from capitalized software, net. These asset and liability classifications may not be comparable to those of other companies.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that our estimates, judgments and assumptions are reasonable, based on information available at the time they were made, with respect to accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, affiliate transactions, intercompany allocations, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities, and other provisions and contingencies. These estimates, intercompany allocations, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder’s deficit or equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our consolidated statements of income and our consolidated statements of cash flows. We also make estimates, judgments and assumptions in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 9—Commitments and Contingencies for additional information.

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

Our revenues, cost of services and products and selling, general and administrative expenses included taxes and surcharges accounted for on a gross basis of $43 million and $49 million for the three months ended March 31, 2011 and 2010, respectively.

Capitalized software is shown net of accumulated amortization on our consolidated balance sheets. Accumulated amortization was $1.795 billion and $1.741 billion as of March 31, 2011 and December 31, 2010, respectively.

Recent accounting pronouncements. In September 2009, an accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenues in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on

January 1, 2011, and we have adopted it prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. This standard update has not and will not have a material impact on our consolidated financial statements.

(2) Events Associated with CenturyLink’s Acquisition of QCII

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink in a tax-free, stock-for-stock transaction. The combined company’s increased scale and financial strength will enable it to deliver a broader range of communications services to customers. As a result of the acquisition, each share of QCII stock outstanding at March 31, 2011 was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration is approximately $12.282 billion based on:

•	the number of CenturyLink common stock issued to consummate the acquisition of 294 million;

•	the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;

•	the estimated pre-combination portion of share-based compensation awards assumed by CenturyLink of $61 million; and

•	cash paid in lieu of the issuance of fractional shares of $5 million.

The premium paid in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize.

Our results of operations will be included in the consolidated results of operations of CenturyLink beginning April 1, 2011. CenturyLink will account for its acquisition of QCII under the acquisition method of accounting, which will result in the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the excess purchase price being recognized as goodwill. None of the goodwill associated with this transaction is deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon analysis currently being performed, which is expected to be complete no later than April 1, 2012. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

We have not yet completed our initial calculation necessary to make this allocation. As a result, we are unable to provide preliminary estimates of fair value for any category of assets or liabilities except for cash and cash equivalents, auction rate securities, accounts receivable and accounts payable which we expect to equal their current carrying value. For additional information on the fair value of our long-term notes, including current portion, see Note 3—Fair Value Disclosure. This also means that we are unable to provide our preliminary estimate of the goodwill that we will recognize in the acquisition, although we expect a substantial portion of the consideration will be allocated to goodwill, none of which will result in a future tax benefit.

As of March 31, 2011, we had not recognized certain costs contingent upon the execution of CenturyLink’s acquisition of QCII. These costs will be included in the second quarter of 2011 as part of goodwill.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. As of March 31, 2011, QSC managed the majority of our cash.

(3) Fair Value Disclosure

Our financial instruments consisted of cash and cash equivalents, auction rate securities, accounts receivable, accounts payable and long-term notes including the current maturities. The carrying values of the following items approximate their fair values: cash and cash equivalents, auction rate securities, accounts receivable and accounts payable. The carrying value of our long-term notes, including the current maturities, reflects original cost net of unamortized discounts and other and was $7.829 billion and $7.828 billion as of March 31, 2011 and December 31, 2010, respectively. For additional information, see Note 5—Debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board.

The table below presents the fair values for auction rate securities and long-term notes including the current maturities, as well as the input levels used to determine these fair values as of March 31, 2011 and December 31, 2010:

		Fair Value As Of
	Level	March 31, 2011	December 31, 2010
		(Dollars in millions)

Assets:
Auction rate securities	3	$49	52

Total assets		$49	52

Liabilities:
Long-term notes, including the current maturities	2	$8,498	8,482

Total liabilities		$8,498	8,482

The three levels of the fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.

Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3	Unobservable inputs in which little or no market data exists.

We determined the fair value of our auction rate securities using a probability-weighted discounted cash flow model that takes into consideration the weighted average of the following factors as of March 31, 2011 and December 31, 2010, respectively:

•	coupon rate of 5.49% and 5.44%;

•	probability that we will be able to sell the securities in an auction or that the securities will be redeemed early of 75.43% and 75.23%;

•	probability that a default will occur of 20.72% and 20.98% with a related recovery rate of 55.00% for both periods; and

•	discount rate of 7.88% and 7.81%.

We determined the fair values of our long-term notes including the current maturities based on the average of market bids received from certain investment banks that are considered knowledgeable about market transactions in our notes.

The table below presents a rollforward of our auction rate securities valued using Level 3 inputs for the three months ended March 31, 2011:

Auction Rate Securities
(Dollars in millions)

Balance at December 31, 2010	$52
Transfers into (out of) Level 3	—
Additions	—
Dispositions and settlements	(4)
Realized and unrealized (losses) gains:
Included in other income (expense), net	—
Included in other comprehensive (loss) income	1

Balance at March 31, 2011	$49

(4) Investments

As of March 31, 2011, QSC managed the majority of our investments. Our proportionate ownership of these investments, including illiquid investments, was based on our portion of the entire portfolio of investments managed by QSC. Our allocated portion changed as our cash balances changed compared to the cash balances of our affiliate companies. These changes were reflected on a net basis in cash flows from investing activities on our consolidated statements of cash flows. Our investments were transferred to CenturyLink in April 2011.

As of March 31, 2011, our investments included auction rate securities, which were classified as noncurrent, available-for-sale investments at their estimated fair value on our consolidated balance sheets. We recorded an immaterial amount of unrealized gains and losses on these auction rate securities for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes our balance of these auction rate securities, the cumulative net unrealized loss, net of deferred income taxes, related to these securities and the cost basis of these securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in millions)

Auction rate securities—fair value	$49	52
Classification	Noncurrent, available-for-sale investments
Balance sheet location (reported at estimated fair value)	Other noncurrent assets
Cumulative net unrealized loss, net of deferred income taxes	$9	9
Auction rate securities—cost basis	$63	68

These unrealized losses were recorded in accumulated other comprehensive loss, which is included in accumulated deficit in our consolidated balance sheets. We considered the decline in fair value to be a temporary impairment because we believed it was more likely than not that we would ultimately recover the entire $63 million cost basis, in part because the securities were rated investment grade, the securities were collateralized, we intended to and had the ability to hold the securities until they recovered and the issuers continued to make required interest payments. Prior to August 2007, QSC invested in these securities for short periods of time as part of its cash management program. However, the state of the credit markets had prevented QSC and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007.

These auction rate securities have stated maturities between 2033 and 2036.

(5) Debt

As of March 31, 2011 and December 31, 2010, our long-term debt, net of unamortized discounts and other, consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in millions)

Current maturities of long-term debt
Long-term notes	$2,325	825
Long-term capital lease and other obligations	53	46

Total current maturities of long-term debt	2,378	871

Long-term debt, net
Long-term notes, net	5,504	7,003
Long-term capital lease and other obligations, net	134	138

Total long-term debt, net	$5,638	7,141

We were in compliance with all provisions and covenants of our debt as of March 31, 2011.

Until April 1, 2011, QCII had a revolving credit facility, which made available to it $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with the CenturyLink acquisition. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s current senior unsecured long-term debt rating. As of April 29, 2011, CenturyLink had $1.639 billion available under the Credit Facility. QCII and QSC are guarantors of the Credit Facility.

(6) Severance

Our severance expenses are included in selling, general and administrative and cost of services and products expenses in our consolidated statements of income. Our severance liability is included in salaries and benefits within accrued expenses and other current liabilities in our consolidated balance sheets.

The following table presents the details of our severance expense for the three months ended March 31, 2011:

Severance
(Dollars in millions)

Balance at December 31, 2010	$28
Provisions	3
Utilizations	(11)
Reversals and adjustments	(1)

Balance at March 31, 2011	$19

(7) Income Taxes

Included in income tax expense for the first quarter of 2010 is a $55 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(8) Contribution to QCII Segments

Prior to CenturyLink’s acquisition of QCII, our operations were integrated into and were part of the segments of QCII. Our business contributed to all three of QCII’s segments: business markets, mass markets and wholesale markets. QCII’s Chief Operating Decision Maker (“CODM”), who was also our CODM, reviewed our financial information only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”). Consequently, we did not provide our discrete financial information to the CODM on a regular basis.

As of April 1, 2011, closing of the CenturyLink’s acquisition of QCII, our operations will be integrated into and will be reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but will review our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we will not provide our discrete financial information to the CODM on a regular basis.

Revenues from our products and services for the three months ended March 31, 2011 and 2010 is summarized in the following table:

	Three months ended March 31,
	2011	2010
	(Dollars in millions)

Operating revenues by category:
Strategic services(1)	$793	752
Legacy services(2)	1,035	1,165
Affiliates and other services(3)	440	430

Total operating revenues	$2,268	2,347

(1)	Our strategic services include primarily private line, broadband, DIRECTV video services and Verizon Wireless services.
(2)	Our legacy services include primarily local, access, integrated services digital network (“ISDN”) and traditional wide area network (“WAN”) services. ISDN is a telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

(3)	Our affiliates and other services consist primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

(9) Commitments and Contingencies

CenturyLink and QCII are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink’s and QCII’s quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

(10) Dividends

Our Board of Directors declared the following cash dividends to QSC in 2011:

Date Declared	Total Amount
(Dollars in millions)

January 26, 2011	$1,000

During the three months ended March 31, 2011, we paid cash dividends to QSC of $530 million.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

Item 2.

Qwest Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to “QCII” refer to QSC’s direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to “CenturyLink” refer to QCII’s direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. (“CenturyLink”) in a tax-free, stock-for-stock transaction. The combined company’s increased scale and financial strength will enable it to deliver a broader range of communications services to customers. As a result of the acquisition, each share of QCII stock outstanding at March 31, 2011 was converted into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The estimated aggregate consideration is approximately $12.282 billion based on:

•	the number of CenturyLink common stock issued to consummate the acquisition of 294 million;

•	the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;

•	the estimated pre-combination portion of share-based compensation awards assumed by CenturyLink of $61 million; and

•	cash paid in lieu of the issuance of fractional shares of $5 million.

The premium paid in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize.

Our results of operations will be included in the consolidated results of operations of CenturyLink beginning April 1, 2011. CenturyLink will account for its acquisition of QCII under the acquisition method of accounting, which will result in the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, with the excess purchase price being recognized as goodwill. None of the goodwill associated with this transaction is deductible for income tax purposes. The allocation of the purchase price to the assets acquired and liabilities assumed (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment. Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon analysis currently being performed, which is expected to be complete no later than April 1, 2012. The recognition of assets and liabilities at fair value will be reflected in our financial statements and therefore will result in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the financial statements in this report.

We have not yet completed our initial calculation necessary to make this allocation. As a result, we are unable to provide preliminary estimates of fair value for any category of assets or liabilities except for cash and cash equivalents, auction rate securities, accounts receivable and accounts payable which we expect to equal their current carrying value. For additional information on the fair value of our long-term notes, including current portion, see Note 3—Fair Value Disclosure to our consolidated financial statements in Item 1 of this report. This also means that we are unable to provide our preliminary estimate of the goodwill that will be recognized in the acquisition, although we expect a substantial portion of the consideration will be allocated to goodwill, none of which will result in a future tax benefit.

As of March 31, 2011, we had not recognized certain costs contingent upon the execution of CenturyLink’s acquisition of QCII. These costs will be included in the second quarter of 2011 as part of goodwill.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

We are an integrated communications company primarily engaged in providing an array of communications services to customers in 14 states, including local voice, wholesale network access, broadband, other data services, and video services. In certain markets, we also provide fiber transport and services to competitive local exchange carriers (“CLECs”) (CLECs are telecommunications providers that compete with us in providing local voice and other services in our local service area, predominantly using our network) and other communications, professional and business information services. We operate approximately 8.6 million access lines, which are telephone lines reaching from the customers’ premises to a connection with the public switched telephone network. Our access lines reported in this document include only those lines used to provide services to external customers and exclude lines used solely by us and our affiliates. We also exclude residential lines that are used solely to provide broadband services. We serve approximately 3.0 million broadband customers, based on operating data as of March 31, 2011. We generate revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

Our operations for the first quarter of 2011 were included in the consolidated operations of our indirect parent, QCII, and generally accounted for the majority of QCII’s consolidated revenues. In addition to our operations, QCII maintains a national telecommunications network. Through its fiber-optic network, QCII provides the following products and services that we do not provide:

•	Data integration;

•	Dedicated Internet access;

•	Hosting services;

•	Long-distance services that allow calls that cross telecommunications geographical areas;

•	Managed services;

•	Multi-protocol label switching; and

•	Voice over Internet Protocol, or VoIP.

For periods beginning on or after the April 1, 2011, closing of CenturyLink’s acquisition of QCII, our operations will be included in the consolidated operations of our ultimate parent, CenturyLink.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, certain expenses in our consolidated statements of income for the three months ended March 31, 2010 have been reclassified. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. Our new definitions of these expenses are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); all rents and utilities expenses; equipment sales expenses (such as modem expenses); charges for universal service funds (“USF”); and other expenses directly related to our network operations (such as outsourced services).

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees external commissions; bad debt expense; and other selling, general and administrative expenses (such as outsourced services).

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. These changes resulted in the reclassification of $243 million from selling, general and administrative expenses to cost of services and products for the three months ended March 31, 2010, and primarily relate to employee related expenses, USF charges and rents and utilities.

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

Before CenturyLink’s acquisition of QCII on April 1, 2011, our operations were integrated into and were part of the segments of QCII. Our business contributed to all three of QCII’s segments: business markets, mass markets and wholesale markets. Upon the April 1, 2011 consummation of the CenturyLink’s acquisition of QCII, our operations will be integrated into and in the future will be reported as part of the segments of CenturyLink. We currently group our products and services among the following three categories:

•	Strategic services, which include primarily private line, broadband, DIRECTV video services and Verizon Wireless services;

•	Legacy services, which include primarily local, access, integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

•

Affiliates and other services, consisting primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax, human resources and executive support.

We have reclassified certain prior year expense, access line and subscriber amounts presented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 to conform to the current period presentation.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and DIRECTV video services, from legacy services, such as local and access services. Revenues from our strategic services represented 35% and 32% of our total revenues for the three months ended March 31, 2011 and 2010, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately

3.0 million broadband subscribers at March 31, 2011 compared to approximately 2.9 million at March 31, 2010. Due to price compression, we believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. FTTN is a type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber based private line will offset our decline in copper based private line, although the timing of this technological migration is uncertain.

•

Legacy services. Revenues from our legacy services represented 46% and 50% of our total revenues for the three months ended March 31, 2011 and 2010, respectively, and continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

•

Service bundling and product promotions. We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. For example, through joint marketing and advertising efforts with our affiliates, these customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention.

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

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband. For the remainder of 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. FTTCS is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services, commonly referred to as wireless backhaul, allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network. Our projected capital expenditures for 2011 will be approximately $1.3 billion.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the USF and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink’s recent acquisitions of QCII and Embarq; CenturyLink’s ability to successfully integrate the operations of QCII (including us) and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink’s and QCII’s ability to use net operating loss carryovers in projected amounts; the effects of changes in CenturyLink’s allocation of the QCII purchase price after the date hereof; CenturyLink’s ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and QCII; CenturyLink’s ability to pay a $2.90 per common share dividend annually, which may be affected by changes in its and our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in “Risk Factors” in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. In addition, actual results could be affected by factors relating to CenturyLink’s pending acquisition of Savvis, including but not limited to: the ability of the parties to timely and successfully receive the required approvals of regulatory agencies and Savvis’ stockholders; the possibility that the anticipated benefits from the acquisition cannot be fully realized or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of Savvis’ operations into CenturyLink’s operations will be greater than expected; the ability of the combined company to retain and hire key personnel; and other risk factors and cautionary statements as detailed from time to time in each of CenturyLink’s and Savvis’ reports filed with the SEC. There can be no assurance that the proposed acquisition of Savvis will in fact be consummated. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared

to Three Months Ended March 31, 2010

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010 and the number of employees as of March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Operating revenues	$2,268	2,347	(79)	(3)%
Operating expenses	1,630	1,686	(56)	(3)%

Operating income	638	661	(23)	(3)%
Other expense	148	156	(8)	(5)%

Income before income taxes	490	505	(15)	(3)%
Income tax expense	191	253	(62)	(25)%

Net income	$299	252	47	19%

Employees (as of March 31)	25,766	27,199	(1,433)	(5)%

Operating Revenues

Operating revenues decreased primarily due to lower legacy services revenues as a result of continued access line losses and declining revenues from our traditional WAN services. These decreases in overall operating revenues were partially offset by increased revenues in our strategic services as a result of additional broadband subscribers, increased rates on broadband services and increased volume in private line services. In addition, operating revenues from affiliates also increased due to increased volume of services provided to affiliates.

The following table compares our operating revenues for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Operating revenues:
Strategic services	$793	752	41	5%
Legacy services	1,035	1,165	(130)	(11)%
Affiliates and other services	440	430	10	2%

Total operating revenues	$2,268	2,347	(79)	(3)%

The following table summarizes our total broadband and video subscribers and access lines by customer channel as of March 31, 2011 and 2010:

	March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(in thousands)

Total broadband subscribers	2,957	2,850	107	4%

Total video subscribers	1,014	950	64	7%

Access lines:
Business markets	1,812	1,934	(122)	(6)%
Mass markets	5,891	6,708	(817)	(12)%
Wholesale markets	929	1,021	(92)	(9)%

Total access lines	8,632	9,663	(1,031)	(11)%

Strategic Services

Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers and an improving mix of higher priced, higher speed broadband services. Strategic services revenues also increased due to higher private line services revenues as a result of increased volumes, and additional revenues from our increased volume of Verizon Wireless subscribers, partially offset by decreased commissions on Verizon Wireless services.

Legacy Services

Legacy services revenues decreased as a result of lower local and access services revenues due to access line loss, declining demand for UNEs (which are discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services) and reduced access services usage related to competitive pressures, along with product substitution. Legacy services also decreased due to lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

Affiliates and Other Services Revenues

Affiliates services revenues increased primarily due to services we provided to support an affiliate’s growth in its strategic service offerings. This was partially offset by reduced support provided as a result of a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. We estimate that the profit from services provided to our affiliates was approximately $100 million and $90 million before income taxes for the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Cost of services and products (exclusive of depreciation and amortization):
Employee-related costs	$466	483	(17)	(4)%
Other	160	168	(8)	(5)%

Total cost of services and products	626	651	(25)	(4)%

Selling, general and administrative:
Employee-related costs	292	312	(20)	(6)%
Marketing, advertising and external commissions	89	97	(8)	(8)%
Property tax	63	62	1	2%
Other	57	51	6	12%

Total selling, general and administrative	501	522	(21)	(4)%

Affiliates	52	48	4	8%
Depreciation and amortization	451	465	(14)	(3)%

Total operating expenses	$1,630	1,686	(56)	(3)%

Cost of Services and Products (exclusive of depreciation and amortization)

Employee-related expenses decreased primarily due to lower salaries and benefit expenses related to employee reductions in our network operations, as we continue to manage our workforce to our workload.

Selling, General and Administrative Expenses

Employee-related expenses decreased primarily due to lower salaries and benefits expenses driven by lower sales headcount. Employee-related expenses also decreased due to lower professional fees.

Marketing, advertising and external commissions decreased primarily due to reduced spending associated with direct media, mail and agency fees. The decrease in marketing, advertising and external commissions was partially offset by increases in external commissions increasing primarily due to an external commission rate increase.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Depreciation	$393	411	(18)	(4)%
Amortization	58	54	4	7%

Total depreciation and amortization	$451	465	(14)	(3)%

Although our capital expenditures fluctuate from year to year, we continue to see decreased depreciation expense due to significantly lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. In the second quarter of 2011, our assets and liabilities will be revalued and recorded at fair value due to CenturyLink’s acquisition of QCII. Depreciation and amortization expense in the remaining periods of 2011 and future years will be impacted by this revaluation.

Other Consolidated Results

The following table provides detail regarding other income (expense), net and income tax expense for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Interest expense	$(150)	(156)	(6)	(4)%
Other income (expense), net	2	—	2	nm

Total other income (expense), net	$(148)	(156)	(8)	(5)%

Income tax expense	$191	253	(62)	(25)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Income (Expense), Net

Interest expense decreased primarily due to lower average debt principal balances resulting from debt maturities.

Income Tax Expense

Included in income tax expense for the first quarter of 2010 is a $55 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are a wholly owned subsidiary of QSC, which is a direct wholly owned subsidiary of QCII and as of April 1, 2011, is an indirect wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. In addition, we believe that any future liquidity needs not met through our cash on hand and operating cash flow will be met by CenturyLink.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term debt. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable.

At March 31, 2011, we held cash and cash equivalents of $201 million, and QCII had an additional $223 million in cash and cash equivalents. QCII also had a revolving credit facility at March 31, 2011; however, that credit facility was terminated on April 1, 2011 in conjunction with the CenturyLink acquisition.

In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s senior unsecured long-term debt rating. As of April 29, 2011, CenturyLink had $1.639 billion available under the Credit Facility. QCII and QSC are guarantors of the Credit Facility.

During the 12 months ended March 31, 2011, our net cash generated by operating activities totaled $3.216 billion.

For the coming 12 months, our expected financing and investing cash needs include:

•	$2.325 billion of maturing debt;

•	capital expenditures of approximately $1.0 billion in the remaining nine months of 2011; and

•	capital expenditures of an as yet undetermined amount in the first three months of 2012.

We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a minority of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Our ultimate spending for capital expenditures will be determined in part by the strategic initiatives of our new ultimate parent company, CenturyLink.

At March 31, 2011, our current liabilities exceeded our current assets by $3.738 billion compared to $1.704 billion as of December 31, 2010. Our working capital deficit increased $2.034 billion as compared to our working capital deficit at December 31, 2010. The increase was primarily due to the reclassification of noncurrent debt to current, dividends declared to QSC, and capital expenditures, partially offset by net income before depreciation and amortization.

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

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC, and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that these cash flows, combined with additional cash available to us from CenturyLink including its Credit Facility, and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, will provide sufficient liquidity to continue our planned investing and financing activities.

We have a significant amount of debt maturing in the next several years, including $825 million maturing in 2011, $1.500 billion maturing in 2012, $750 million maturing in 2013 and $600 million maturing in 2014. We believe that we will continue to have access to capital markets to refinance our debt as necessary. In general, we intend to refinance our debt as it matures.

The Credit Facility has 21 lenders, with commitments ranging from $2.5 million to $135 million, and expires in January 2015. This facility has a cross payment default provision, and this facility and certain of QCII’s debt issues also have cross acceleration provisions. For example, a cross default or cross acceleration could occur under the Credit Facility if:

•

judicial proceedings are commenced to foreclose on any of CenturyLink’s or our assets that secure indebtedness in an aggregate principal amount greater than 1% of CenturyLink’s consolidated net worth (as defined in the Credit Facility); or

•	a default exists under a material agreement (as defined in the Credit Facility) with unpaid consideration of at least 2% of CenturyLink’s consolidated net worth.

As another example, a cross-acceleration could occur under certain of QCII’s debt issues if:

•	QCII fails to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of QCII’s assets that secure indebtedness in an aggregate principal amount greater than $100 million.

When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Upon a cross default, the creditors of a material amount of the debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated.

To the extent that QCII’s earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in QCII’s debt covenants), is reduced by cash settlements or judgments relating to the matters referred to in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of this report, QCII’s debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce QCII’s financing flexibility due to potential restrictions on incurring additional debt under certain provisions of its debt agreements. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected, potentially impacting our credit ratings and access to capital markets.

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenues and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to QCII’s pension plan; or

•

QCII becomes subject to significant judgments or settlements in one or more of the matters referred to in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is generally measured annually at December 31. The accounting unfunded status of the pension plan was $585 million at December 31, 2010. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall.

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

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2010, the unfunded status of all of QCII’s post-retirement benefit plans was $2.522 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of December 31, 2010, the fair value of the trust assets was $801 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII believed that, as of December 31, 2010, the more liquid assets in the trust would be adequate to provide continuing reimbursements for its occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for its eligible retirees who are former occupational employees will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Certain of our employees may become eligible to participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution.

The following table summarizes cash flow activities for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Increase/ (Decrease)	% Change
	(Dollars in millions)

Cash flows:
Provided by operating activities	$869	888	(19)	(2)%
Used in investing activities	335	765	(430)	(56)%
Used in financing activities	525	393	132	34%

Cash provided by operating activities has remained relatively flat.

Cash used in investing activities decreased primarily due to no purchases of investment securities in the three months ended March 31, 2011 compared to the purchases of $450 million of investment securities in the three months ended March 31, 2010. This decrease in cash used in investing activities was partially offset by increased capital expenditures.

For the three months ended March 31, 2011, we paid $530 million in dividends to QSC and we repaid $14 million of long-term debt including current maturities. We may continue to declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. We were in compliance with all provisions and covenants of our debt agreements as of March 31, 2011.

We maintain letter of credit arrangements with various financial institutions for up to $55 million. We had outstanding letters of credit of approximately $51 million as of March 31, 2011.

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have historically used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our website address is www.qwest.com, and CenturyLink’s website is www.centurylink.com. CenturyLink, QCII and we routinely post important investor information in the “Investor Relations” section of CenturyLink’s website at ir.centurylink.com. The information contained on, or that may be accessed through, these websites is not part of this report.

Item 3.

Qwest Corporation

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

We have omitted this information pursuant to General Instruction H(2).

Item 4.

Qwest Corporation

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the date of this report, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2011. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Qwest Corporation

Item 1. Legal Proceedings

The information contained in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Item 1A. Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects.

Risks Affecting Our Business

CenturyLink’s acquisition of QCII may not achieve the intended results.

CenturyLink’s acquisition of QCII resulted in the combination of two companies that previously operated as independent public companies. The combined company will need to devote management attention and resources to integrate CenturyLink’s and QCII’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

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

For these and other reasons, the acquisition may not achieve the intended results.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are expanded broadband capabilities and strategic partnerships. We also remain focused on customer service and providing customers with simple and integrated solutions, including, among other things, service bundles and packages. However, we may not be successful in these efforts. We may not be able to distinguish our offerings and service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent such as wireless and video services. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading “Risks Affecting our Liquidity,” due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation against QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink’s and QCII’s quarterly and annual reports filed with the SEC. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one or more of the KPNQwest matters could have a negative impact on the outcomes of the other matters. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on QCII’s and our financial results or financial condition that may ultimately result from these matters. The ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII’s financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

Further, there are other material proceedings pending against CenturyLink and QCII that, depending on their outcome, may have a material adverse effect on their financial position. As a wholly owned subsidiary of CenturyLink and QCII, our financial condition may be similarly affected. Thus, we can give no assurances as to the impacts on CenturyLink’s, QCII’s and our operating results or financial condition as a result of these matters.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service area have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2011 the state utility commission in Arizona may consider a price cap plan that will govern the rates that we charge in that state. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). The FCC and state commissions are also considering changes to funds they have established to subsidize service to high-cost areas. Changes to how those funds are distributed could result in us receiving less in universal service funding, and changes to how the funds are collected could make some of our services less competitive. For example, the state utility commission in Colorado has proposed new USF rules that would reduce the size of its support fund by more than half of its current amount during a transition period from 2012 to 2017. Depending on the final rules, our distributions from the fund could be $20 million less annually by 2017 compared to the distributions that would be expected if no rules changes are adopted. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Our ultimate parent, QCII, continues to carry significant debt. As of March 31, 2011, our consolidated debt was approximately $8.0 billion, which was included in QCII’s consolidated debt of approximately $11.8 billion as of that date. Approximately $4.4 billion of QCII’s debt, which includes approximately $3.1 billion of our debt obligations, comes due over the next three years. While we currently believe QCII and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of QCII, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if QCII or we are required to contribute a material amount of cash to QCII’s pension plan, if QCII or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if QCII becomes subject to significant judgments or settlements in one or more of the matters referred to in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

CenturyLink’s $1.700 billion revolving Credit Facility, which has a cross payment default provision, and the Credit Facility and certain of QCII’s debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As a subsidiary of QCII, any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See “Liquidity and Capital Resources—Near-Term View” in Item 1 of this report for additional information about the Credit Facility.

The degree to which we, together with CenturyLink and QCII, are leveraged may have other important limiting consequences, including the following:

•	placing us at a competitive disadvantage as compared with our less leveraged competitors;

•	making us more vulnerable to downturns in general economic conditions or in any of our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	impairing our credit ratings or our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

The industry in which we operate is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenues in some areas of our business are decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with QCII’s qualified pension plan could negatively impact QCII’s liquidity, which may in turn affect our business and liquidity.

Substantially all of our employees participate in a qualified pension plan sponsored by QCII.

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

The cash needs of our affiliated companies may consume a significant amount of the cash we generate.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable. In addition, from time to time we may declare dividends to our direct parent, QSC. We may declare and pay dividends in excess of our earnings to the extent permitted by applicable law, which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this report.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2010, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

We are included in the consolidated federal income tax return of QCII of periods before the April 1, 2011 closing of CenturyLink’s acquisition of QCII, and we are included in the consolidated federal income tax return of CenturyLink for periods on or after that date. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the QCII or CenturyLink affiliated groups, as applicable. As a significant taxpayer, QCII is (and CenturyLink will be) subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

Tax limitations resulting from the CenturyLink acquisition could affect CenturyLink’s and QCII’s realization of accumulated tax net operating losses, which could adversely affect our financial results and liquidity.

As of March 31, 2011, QCII had net operating loss carryovers, or NOLs, of $5.5 billion. The CenturyLink acquisition caused an “ownership change” for us under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink’s ability to use QCII’s NOLs and certain other tax attributes to reduce consolidated future federal and state taxable income. If CenturyLink’s future taxable income is less than expected, these limitations could cause QCII to lose some economic benefits related to these tax attributes. QCII currently expects to use substantially all of its NOLs and certain other deferred tax attributes. However, if QCII is unable to realize these benefits, its and CenturyLink’s future income tax payments would be higher than expected and would adversely affect its financial results and liquidity. As a wholly owned subsidiary of QCII, our financial results and liquidity could be similarly affected.

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

Exhibit Number	Description

(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).

Exhibit Number	Description

(4.10)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

(10.1)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.2)	First Amendment to Aircraft Time Sharing Agreement, dated July 29, 2010, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

( )	Previously filed.

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

Qwest Corporation

By:	/S/ DAVID D. COLE
David D. Cole Senior Vice President - Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

May 6, 2011