Form 10-Q
period 2011-06-30
QWEST CORP
filed 2011-08-12
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-03040

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

As of August 1, 2011, there was one share of common stock outstanding.

Page No.
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and three and six months ended June 30, 2010 for the predecessor (Unaudited)	3

Consolidated Statements of Comprehensive Income—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and three and six months ended June 30, 2010 for the predecessor (Unaudited)	4

Consolidated Balance Sheets—June 30, 2011 for the successor and December 31, 2010 for the predecessor (Unaudited)	5

Consolidated Statements of Cash Flows—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and six months ended June 30, 2010 for the predecessor (Unaudited)	6

Consolidated Statements of Stockholder’s Equity (Deficit)—Three months ended June 30, 2011 for the successor, three months ended March 31, 2011 and six months ended June 30, 2010 for the predecessor (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)*	8-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27-33

Item 6. Exhibits	34-35

Signature	36

*	All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Qwest Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,816	1,870	1,927	3,886
Operating revenues—affiliates	415	398	386	774

Total operating revenues	2,231	2,268	2,313	4,660

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	591	626	630	1,281
Selling, general and administrative	574	501	523	1,045
Operating expenses—affiliates	73	52	44	92
Depreciation and amortization	623	451	467	932

Total operating expenses	1,861	1,630	1,664	3,350

OPERATING INCOME	370	638	649	1,310

OTHER (EXPENSE) INCOME
Interest expense	(88)	(150)	(159)	(315)
Other (expense) income, net	(1)	2	1	1

Total other (expense) income	(89)	(148)	(158)	(314)

INCOME BEFORE INCOME TAX EXPENSE	281	490	491	996
Income tax expense	116	191	187	440

NET INCOME	$165	299	304	556

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
NET INCOME	$165	299	304	556

OTHER COMPREHENSIVE INCOME
Unrealized gain on investments and other, net of tax	—	1	8	2

Other comprehensive income	—	1	8	2

COMPREHENSIVE INCOME	$165	300	312	558

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor	Predecessor
	June 30, 2011	December 31, 2010
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12	192
Accounts receivable, less allowance of $16 and $48	691	720
Accounts receivable—affiliates, net	123	—
Deferred income tax asset	166	159
Other	84	181

Total current assets	1,076	1,252

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,693	44,205
Accumulated depreciation	(302)	(34,045)

Net property, plant and equipment	7,391	10,160
GOODWILL AND OTHER ASSETS
Goodwill	9,283	—
Customer relationships, net	5,850	—
Capitalized software, net	1,631	888
Other	162	270

Total goodwill and other assets	16,926	1,158

TOTAL ASSETS	$25,393	12,570

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$1,554	871
Accounts payable	629	679
Accounts payable—affiliates, net	—	205
Dividends payable—Qwest Services Corporation	510	140
Accrued expenses and other liabilities
Salaries and benefits	305	326
Other taxes	206	193
Interest	107	126
Other	49	44
Advance billings and customer deposits	255	372

Total current liabilities	3,615	2,956

LONG-TERM DEBT	6,886	7,141

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,883	1,327
Affiliates obligations, net	1,613	1,602
Other	286	375

Total deferred credits and other liabilities	4,782	3,304

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER’S EQUITY (DEFICIT )
Common stock—one share without par value, owned by Qwest Services Corporation	9,973	11,425
Retained earnings (accumulated deficit)	137	(12,256)

Total stockholder’s equity (deficit)	10,110	(831)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$25,393	12,570

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Six months ended June 30, 2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$165	299	556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	451	932
Deferred income taxes	73	76	(29)
Provision for uncollectible accounts	17	17	31
Changes in current assets and current liabilities:
Receivables	(20)	18	(16)
Accounts payable	(35)	(20)	25
Affiliates receivables or payable, net	(193)	93	(23)
Accrued income and other taxes	(52)	50	(35)
Other current assets and other current liabilities, net	54	(89)	16
Changes in other noncurrent assets and liabilities	43	(36)	(15)
Changes in other noncurrent assets and liabilities—affiliates	(7)	—	2
Other, net	(58)	10	5

Net cash provided by operating activities	610	869	1,449

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(300)	(341)	(608)
Changes in interest in investments managed by Qwest Services Corporation	—	4	(112)
Changes in short-term affiliate loans	(191)	—	—
Other, net	1	2	—

Net cash used in investing activities	(490)	(335)	(720)

FINANCING ACTIVITIES
Payments of long-term debt	(839)	(14)	(511)
Net proceeds from issuance of long-term debt	643	—	—
Dividends paid to Qwest Services Corporation	(100)	(530)	(1,000)
Other, net	(13)	19	(7)

Net cash used in financing activities	(309)	(525)	(1,518)

Net (decrease) increase in cash and cash equivalents	(189)	9	(789)
Cash and cash equivalents at beginning of period	201	192	1,014

Cash and cash equivalents at end of period	$12	201	225

Supplemental cash flow information:
Income taxes (paid) refunded (to) from Qwest Services Corporation, net	$(237)	116	(442)
Interest paid (net of capitalized interest of $3, $3 and $5)	$(162)	(149)	(315)

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(UNAUDITED)

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Six months ended June 30, 2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,973	11,425	11,346
Asset transfers	—	—	22

Balance at end of period	9,973	11,425	11,368

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	—	(12,256)	(11,034)
Net income	165	299	556
Dividends declared	(28)	(1,000)	(1,200)
Change in other comprehensive income	—	1	2

Balance at end of period	137	(12,956)	(11,676)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	$10,110	(1,531)	(308)

See accompanying notes to consolidated financial statements.

Qwest Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

(1) Basis of Presentation

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. (“CenturyLink”) in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The recognition of assets and liabilities at fair value has been reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

Our consolidated balance sheet as of December 31, 2010, predecessor, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our consolidated financial statements for the successor three months ended June 30, 2011, predecessor three months ended March 31, 2011, predecessor three months ended June 30, 2010 and predecessor six months ended June 30, 2010 have not been audited by independent registered public accountants; however, in our opinion, all normal recurring adjustments necessary to present fairly the results of operations for the three and six-month periods have been included therein. The results of operations for the first six months of the year are not indicative of the results of operations which might be expected for the entire year.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We made these changes so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These changes resulted in the reclassification of $227 million and $470 million from selling, general and administrative to cost of services and products for the predecessor three and six months ended June 30, 2010, respectively. Our current definitions are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers and affiliates. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); rents and utilities expenses; equipment sales expenses (such as modem expenses); charges for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations.

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees external commissions; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period.

We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new ultimate parent company CenturyLink. These reclassifications primarily included combining $899 million non-current prepaid pension asset—affiliates and $2.501 billion non-current post-retirement, other post-employment benefits and other—affiliates into $1.602 billion non-current affiliates obligations, net. We also combined $193 million accounts receivable—affiliates, $180 million current portion of post-retirement, other post-employment benefits and other—affiliates into accounts payable—affiliates, net. We reclassified $220 million from accrued expenses and other current liabilities to accounts payable. In addition, we reclassified $25 million from capitalized software, net into net property, plant and equipment. These asset and liability classifications may not be comparable to those of other companies.

Recent accounting pronouncements. In September 2009, the Financial Accounting Standards Board (the “FASB”) updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles we offer to customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not and will not have a material impact on our consolidated financial statements.

(2) CenturyLink’s Acquisition of QCII

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final determinations no later than the first quarter of 2012. Our final determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $9.283 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. Our aggregate consideration allocation is based on our preliminary estimate of enterprise value of $18.661 billion less the fair value of our debt of $8.688 billion.

The following is our preliminary assignment of the aggregate consideration of us based on currently available information (dollars in millions).

April 1, 2011
Cash, accounts receivable and other current assets	$1,098
Property, plant and equipment	7,427
Identifiable intangible assets
Customer relationships	6,052
Capitalized software	1,702
Other noncurrent assets	201
Current liabilities, excluding current maturities of long-term debt	(2,469)
Current maturities of long-term debt	(2,378)
Long-term debt	(6,310)
Deferred credits and other liabilities	(4,633)
Goodwill	9,283

Aggregate consideration	$9,973

We have recognized certain expenses that were contingent on completion of the CenturyLink acquisition, including $123 million of compensation expense comprised of severance, retention bonuses and share-based compensation allocated to us by QCII for the successor three months ended June 30, 2011. During the predecessor three months ended March 31, 2011, we had recognized $2 million of expenses associated with our activities surrounding the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $22 million for certain performance awards and $14 million related to retention bonuses, both of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	Successor	Predecessor
	June 30, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$9,283	—

Customer relationships, less accumulated amortization of $202 and $—	$5,850	—

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $117 and $1,741	$1,631	888

At June 30, 2011, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $17,083 billion which were recorded at fair value on April 1, 2011 as a result of CenturyLink’s indirect acquisition of us. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the first quarter of 2012.

Total amortization expense for intangible assets was $319 million for the successor three months ended June 30, 2011. Total amortization expense for intangible assets for the predecessor three months ended March 31, 2011 was $58 million. We amortize our customer relationships over an estimated life of 10 years, using the sum-of-the-years-digits and straight-line methods, depending on the classification of the customer. We amortize our capitalized software using the straight-line method over estimated lives ranging up to seven years. We estimate that total successor amortization expense for the six months ending December 31, 2011 and the successor years ending December 31, 2012 through 2015 will be as follows (dollars in millions):

Six months ending December 31, 2011	$632
Year ending December 31,
2012	$1,137
2013	$1,052
2014	$965
2015	$846

We periodically review the estimated lives and methods used to amortize our intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of value related to our intangible assets.

(4) Long-term Debt

On June 8, 2011, we issued 7.375% Notes due June 1, 2051 in the aggregate principal amount of $661 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $643 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price of 100%. We used the net proceeds, together with available cash balances, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011, and to pay related fees and expenses.

At June 30, 2011, we were in compliance with the provisions and covenants contained in our debt agreements.

(5) Severance

We have announced reductions in our workforce in prior periods and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from progression of merger integration plans, increased competitive pressures and the loss of access lines.

We report severance liabilities in salaries and benefits within accrued expenses and other liabilities in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses and cost of services and products in our consolidated statements of operations.

Changes in our severance for the three months ended June 30, 2011 and the predecessor three months ended March 31, 2011 were as follows:

Severance

(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$28
Accrued to expense	2
Payments, net	(11)

Balance at March 31, 2011 (Predecessor)	19

Balance at April 1, 2011 (Successor)	19
Accrued to expense	96
Payments, net	(64)

Balance at June 30, 2011 (Successor)	$51

Our severance expenses for the successor three months ended June 30, 2011 also included $11 million of share based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink’s indirect acquisition of us.

(6) Fair Value Disclosure

At June 30, 2011, successor, and December 31, 2010, predecessor, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable and long-term debt excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, accounts payable and accounts payable—affiliates approximate their fair values.

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

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

During the second quarter of 2011, the rights to our auction rate securities were assigned to our ultimate parent CenturyLink. Upon assignment, the fair market value of these securities was $42 million.

The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt excluding capital lease obligations, as well as the input levels used to determine the fair values as of the successor date of June 30, 2011 and the predecessor date of December 31, 2010:

	Input Level	Successor June 30, 2011		Predecessor December 31, 2010
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets - Investment securities	3	$—	—	52	52

Long-term debt excluding capital lease obligations	2	$8,262	8,212	7,828	8,482

The table below presents a rollforward of our auction rate securities valued using Level 3 inputs for the predecessor three months ended March 31, 2011 and the successor three months ended June 30, 2011:

Auction Rate Securities
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$52
Dispositions and settlements	(4)
Included in other (expense) income	1

Balance at March 31, 2011 (Predecessor)	$49

Fair value adjustment	(7)

Balance at April 1, 2011 (Successor)	42

Assignments to CenturyLink	(42)

Balance at June 30, 2011 (Successor)	$—

(7) Income Taxes

In connection with CenturyLink’s indirect acquisition of us on April 1, 2011, we recorded a $1.4 billion deferred tax liability under the acquisition method of accounting. Our preliminary acquisition date assignment of deferred income taxes are subject to adjustment as discussed in Note 2—CenturyLink’s Acquisition of QCII.

Included in income tax expense for the predecessor six months ended June 30, 2010 is a $55 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(8) Products and Services Revenues

We are an integrated communications company engaged primarily in providing an array of communications services in 14 states, including local voice, wholesale network access, broadband, other data services and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. Currently, we categorize our products and services into the following three categories:

•	Strategic services, which include primarily private line (including special access), broadband, video services and Verizon Wireless services

•	Legacy services, which include primarily local, access, integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

•

Affiliates and other services, which consist primarily of services we provide to our affiliates and USF surcharges. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

Since the April 1, 2011 closing of CenturyLink’s indirect acquisition of us, our operations were integrated into and are reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we will not provide our discrete financial information to the CODM on a regular basis.

Our operating revenues for our products and services consisted of the following categories for the successor three months ended June 30, 2011 and predecessor three months ended March 31, 2011 and predecessor three and six months ended June 30, 2010:

	Successor	Predecessor
	Three months ended June 30, 2011	Three months ended March 31, 2011	Three months ended June 30, 2010	Six months ended June 30, 2010
	(Dollars in millions)
Strategic services	$800	793	756	1,507
Legacy services	945	1,001	1,087	2,211
Affiliates and other services	486	474	470	942

Total operating revenues	$2,231	2,268	2,313	4,660

Affiliates and other operating revenues include certain surcharges to our customers, including billings for our required contributions to several universal service fund (“USF”) programs. Such amounts are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $41 million for the successor three months ended June 30, 2011, $43 million for the predecessor three months ended March 31, 2011, $50 million for the predecessor three months ended June 30, 2010 and $99 million for the predecessor six months ended June 30, 2010.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the successor three months ended June 30, 2011, the predecessor three months ended March 31, 2010, the combined six months ended June 30, 2011 and predecessor six months ended June 30, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final determinations no later than the first quarter of 2012. Our final determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $9.283 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We have recognized certain expenses that were contingent on completion of the CenturyLink acquisition, primarily $123 million of compensation expense comprised of severance, retention bonuses and share-based compensation allocated to us by QCII for the successor three months ended June 30, 2011. During the predecessor three months ended March 31, 2011, we had recognized $2 million of expenses associated with our activities surrounding the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $22 million for certain performance awards and $14 million related to retention bonuses, both of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink.

The discussion in this MD&A is presented on a combined basis of the predecessor and successor periods for 2011. The 2011 predecessor and successor results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.

We are an integrated communications company primarily engaged in providing an array of communications services to customers in 14 states, including local voice, wholesale network access, broadband, other data services and video services. In certain markets, we also provide fiber transport and services to competitive local exchange carriers and other communications, professional and business information services. We generate revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We operate approximately 8.8 million access lines, which are telephone lines reaching from the customers’ premises to a connection with the public switched telephone network. We also serve approximately 3.0 million broadband subscribers as of June 30, 2011. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand alone broadband subscribers.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of CenturyLink’s telecommunications network to transport voice and data traffic.

During the second quarter of 2011, certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications that our indirect parent, CenturyLink, uses. As a result, we reclassified previously reported amounts to conform to the current period presentation. This reclassification resulted in reduction of legacy service revenues and an increase to affiliates and other services revenues of approximately $34 million for the predecessor three months ended March 31, 2011 and $29 million and $70 million for the predecessor three and six months ended June 30, 2010, respectively. We currently categorize our products and services among the following three categories:

•	Strategic services, which include primarily private line (including special access), broadband, video services and Verizon Wireless services;

•	Legacy services, which include primarily local, access, integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

•

Affiliates and other services, which consists primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements in Item 1 of Part I of this report.

Since the April 1, 2011 closing of CenturyLink’s indirect acquisition of us, our operations were integrated into and are reported as part of the segments of CenturyLink. CenturyLink’s CODM has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we will not provide our discrete financial information to the CODM on a regular basis.

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 36% and 33% of our total revenues for the successor three months ended June 30, 2011 and the predecessor three months ended June 30, 2010, respectively, and 35% and 32% of our total revenues for the combined six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 3.0 million broadband subscribers at June 30, 2011 compared to approximately 2.9 million at June 30, 2010. In order to remain competitive, we believe the ability to continually increase connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. FTTN is a type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a competitive and maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper based special access provided to wireless carriers as they migrate to Ethernet, although the timing of this technological migration is uncertain.

•

Legacy services. Revenues from our legacy services represented 42% and 47% of our total revenues for the successor three months ended June 30, 2011 and the predecessor three months ended June 30, 2010, respectively, and 43% and 47% of our total revenues for the combined six months ended June 30, 2011 and the predecessor six months ended June 30, 2010, respectively, and continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

•

Service bundling and product promotions. We offer our customers, primarily consumers and small businesses, the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention.

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

•

Pension and post-retirement benefits expenses. QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees compared to all the remaining participants. Changes in QCII’s assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the cell site, or FTTCS. FTTCS is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular sites. Fiber to the cell site services, allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 Compared

to Three and Six Months Ended June 30, 2010

The following table summarizes our results of operations for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010 and the number of employees as of June 30, 2011, successor and June 30, 2010, predecessor:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenues by category:
Strategic services	$800	756	44	6%	1,593	1,507	86	6%
Legacy services	945	1,087	(142)	(13)%	1,946	2,211	(265)	(12)%
Affiliates and other services	486	470	16	3%	960	942	18	2%

Total operating revenues	2,231	2,313	(82)	(4)%	4,499	4,660	(161)	(3)%
Operating expenses	1,861	1,664	197	12%	3,491	3,350	141	4%

Operating income	370	649	(279)	(43)%	1,008	1,310	(302)	(23)%
Other expense	89	158	(69)	(44)%	237	314	(77)	(25)%

Income before income tax expense	281	491	(210)	(43)%	771	996	(225)	(23)%
Income tax expense	116	187	(71)	(38)%	307	440	(133)	(30)%

Net income	$165	304	(139)	(46)%	464	556	(92)	(17)%

Employees (as of June 30)					25,355	26,906	(1,551)	(6)%

During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service, which resulted in an approximately 69,000 decrease in our successor June 30, 2011 access lines versus what we would have shown under our historical methodology of counting access lines when revenue was generated from them. We have not retrospectively adjusted our predecessor period access lines for this methodology adjustment as it was not reasonably practicable for us to do so. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand alone broadband subscribers. We have conformed prior periods to our current presentation, unless noted above.

The following table summarizes our total broadband subscribers and access lines as of June 30, 2011, successor and June 30, 2010, predecessor:

	Successor	Predecessor
	June 30, 2011	June 30, 2010	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers	3,002	2,852	150	5%

Total access lines	8,804	9,574	(770)	(8)%

Operating Revenues

Strategic Services

Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers and an improving mix of higher priced, higher speed broadband services. Strategic services revenues also increased due to higher private line services revenues as a result of increased volumes.

Legacy Services

Legacy services revenues decreased as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures, along with product substitution. Legacy services also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date, as well as lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

Affiliates and Other Services Revenues

Affiliates services revenues increased primarily due to services we provided to support an affiliate’s growth in its strategic service offerings. This was partially offset by reduced revenue due to a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. We estimate that the profit from services provided to our affiliates was approximately $50 million, $60 million, $100 million and $150 million, before income taxes, for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010, respectively.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change
		(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$591	630	(39)	(6)%	1,217	1,281	(64)	(5)%
Selling, general and administrative	574	523	51	10%	1,075	1,045	30	3%
Operating expenses—affiliates	73	44	29	66%	125	92	33	36%
Depreciation and amortization	623	467	156	33%	1,074	932	142	15%

Total operating expenses	$1,861	1,664	197	12%	3,491	3,350	141	4%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products decreased due to the amortization of certain deferred expenses being lower as a result of assigning no value to these predecessor assets at the acquisition date. Cost of services and products also decreased due to lower salaries and wages related to employee reductions in our network operations as we continue to manage our workforce to our workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to severance related to employee reductions, a majority of which was due to CenturyLink’s indirect acquisition of us. These increases were partially offset by lower pension expense and lower marketing and advertising expense.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended June 30, 2011	Three months ended June 30, 2010	Increase/ (Decrease)	% Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Increase/ (Decrease)	% Change

	(Dollars in millions)
Depreciation	$304	412	(108)	(26)%	697	823	(126)	(15)%
Amortization	319	55	264	nm	377	109	268	nm

Total depreciation and amortization	$623	467	156	33%	1,074	932	142	15%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful

In the second quarter of 2011, our property, plant and equipment was revalued and as a result decreased $2.568 billion due to CenturyLink’s indirect acquisition of us. The decrease in asset value resulted in our depreciation expense declining significantly. This revaluation also resulted in an additional $6.052 billion in amortizable intangible customer relationship assets, which resulted in an additional $202 million of amortization expense for the successor three months ended June 30, 2011. In addition, capitalized software was revalued to

$1.702 billion, an increase of $815 million, resulting in amortization expense of $117 million for the successor three months ended June 30, 2011 as compared to the $58 million for the predecessor three months ended March 31, 2011. We expect depreciation and amortization expense in the remaining periods of 2011 and future years to be impacted by this revaluation, which remains subject to further adjustment.

Other Consolidated Results

The following table provides detail regarding other (expense) income, net and income tax expense for the successor three months ended June 30, 2011, predecessor three months ended June 30, 2010, combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Successor	Predecessor	Increase/ (Decrease)	% Change	Combined	Predecessor	Increase/ (Decrease)	% Change
	Three months ended June 30, 2011	Three months ended June 30, 2010			Six months ended June 30, 2011	Six months ended June 30, 2010

	(Dollars in millions)
Interest expense	$(88)	(159)	(71)	(45)%	(238)	(315)	(77)	(24)%
Other (expense) income, net	(1)	1	2	nm	1	1	—	—%

Total other (expense) income	$(89)	(158)	(69)	(44)%	(237)	(314)	(77)	(25)%

Income tax expense	$116	187	(71)	(38)%	307	440	(133)	(30)%

nm—Percentages	greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other (Expense) Income, Net

Interest expense decreased primarily due to the amortization of the net premium associated with our long-term debt which resulted from the revaluation of this debt caused by CenturyLink’s indirect acquisition of us.

Income Tax Expense

Included in income tax expense for the first quarter of 2010 is a $55 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

We are a wholly owned subsidiary of QSC, which is a direct wholly owned subsidiary of QCII and as of April 1, 2011, is an indirect wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us. In addition, we believe that any future liquidity needs not met through our cash on hand and net cash provided by operating activities will be met by CenturyLink.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term debt. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink in return for a receivable. From time to time we may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC. In general, we intend to refinance our debt as it matures. Any time we deem conditions favorable, we may attempt to improve our liquidity position by accessing debt markets in a manner designed to create positive economic value. The unstable economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

At June 30, 2011, we held cash and cash equivalents of $12 million and CenturyLink had an additional $2.534 billion in cash and cash equivalents which was unusually high due to the cash necessary to close their July acquisition of Savvis. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s senior unsecured long-term debt rating. CenturyLink also maintains letter of credit arrangements with various financial institutions to which we have access. As of June 30, 2011 CenturyLink had $429 million available for future use under these letter of credit arrangements.

During the 12 months ended June 30, 2011, our net cash generated by operating activities totaled $3.265 billion.

For the coming 12 months, our expected financing and investing cash needs include:

•	$1.500 billion of maturing debt;

•	capital expenditures of approximately $650 million in the remaining six months of 2011; and

•	capital expenditures of an as yet undetermined amount in the first six months of 2012.

We incur capital expenditures on an ongoing basis in order to modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years’ operating results and cash flows. Our ultimate spending for capital expenditures will be determined in part by the strategic initiatives of our new ultimate parent company, CenturyLink.

At June 30, 2011, our current liabilities exceeded our current assets by $2.539 billion. This working capital deficit decreased $1.126 billion as compared to our working capital deficit at April 1, 2011. The decrease was primarily due to earnings before depreciation and amortization and net proceeds from our long term debt issuances, partially offset by capital expenditures.

As of June 30, 2011, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC, and it is likely that we will operate with a working capital deficit in the future. As discussed below, we continue to generate substantial cash from operations. We believe that these cash flows, combined with additional cash available to us from CenturyLink including borrowings under its Credit Facility, and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future.

We have a significant amount of debt maturing in the next several years, including $1.500 billion maturing in 2012, $750 million maturing in 2013 and $600 million maturing in 2014. We believe that we will continue to have access to capital markets to refinance our debt as necessary.

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

We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

•	revenues and cash provided by operations significantly decline;

•	unstable economic conditions continue to persist;

•	competitive pressures increase;

•	we are required to contribute a material amount of cash to QCII’s pension plans; or

•

QCII becomes subject to significant judgments or settlements in one or more of the matters referred to in Note 9 — Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.

Benefits paid by QCII’s pension plan are paid through a trust. This pension plan is generally measured annually at December 31. However, due to CenturyLink’s acquisition of QCII, QCII remeasured the pension plan at April 1, 2011. The accounting unfunded status of the pension plan was $448 million at April 1, 2011. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, in general, current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations.

Substantially all of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates.

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. As of April 1, 2011, the unfunded status of all of QCII’s post-retirement benefit plans was $2.516 billion. A trust holds assets that are used to help cover the health care costs of retirees who are former occupational (also referred to as union) employees. As of April 1, 2011, the fair value of the trust assets was $768 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately five years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits. QCII’s estimate of the annual long-term rate of return on the plan assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Effective after CenturyLink’s indirect acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. We will continue to account for income tax expense on a stand-alone basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting will apply.

Certain of our employees may become eligible to participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution.

The following table summarizes cash flow activities for the combined six months ended June 30, 2011 and predecessor six months ended June 30, 2010:

	Combined	Predecessor	Increase/ (Decrease)
	Six months ended June 30, 2011	Six months ended June 30, 2010
	(Dollars in millions)
Net cash provided by operating activities	$1,479	1,449	30
Net cash used in investing activities	(825)	(720)	105
Net cash used in financing activities	(834)	(1,518)	(684)

Cash provided by operating activities remained relatively flat as decreased tax payments to QSC were offset by a decline in cash received from customers due to decreased revenues.

Cash used in investing activities increased primarily due to an increase in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink in return for a receivable. This increase was partially offset by a decrease in interest on investments managed by QSC.

Cash used in financing activities decreased primarily due to $643 million more of proceeds from issuance of long-term debt, as well as $370 million decrease in dividends paid to QSC for the six months ended June 30, 2011 as compared to the same period ended June 30, 2010. This decrease was partially offset by $342 million more payments of debt for the six months ended June 30, 2011 as compared to the same period ended June 30, 2010. You can find additional information regarding our financing activities in Note 4—Long-term Debt to our consolidated financial statements in Item 1 of Part I of this report.

The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay QSC.

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have historically used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three and six months ended June 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

CenturyLink’s and our website is www.centurylink.com. CenturyLink, QCII and we routinely post important investor information in the “Investor Relations” section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, this website is not part of this report.

In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the USF and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink’s recent acquisitions of Savvis, QCII and Embarq; CenturyLink’s ability to successfully integrate the operations of Savvis, QCII (including us) and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink’s and QCII’s ability to use net operating loss carryovers in projected amounts; the effects of changes in CenturyLink’s assignment of the QCII or Savvis purchase price after the date hereof; CenturyLink’s ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and QCII; CenturyLink’s ability to pay a $2.90 per common share dividend annually, which may be affected by changes in its and our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or QCII’s pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in “Risk Factors” in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

We did not make any changes to our internal control over financial reporting in the second quarter of 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

For these and other reasons, the acquisition may not achieve the intended results. This could, in turn, adversely affect our operating results and financial condition

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

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

Risks Affecting Our Liquidity

CenturyLink’s high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

Our ultimate parent, CenturyLink, continues to carry significant debt. As of June 30, 2011, our consolidated debt was approximately $8.440 billion, which was included in CenturyLink’s consolidated debt of approximately $21.344 billion as of that date. Approximately $4.711 billion of CenturyLink’s debt, which includes approximately $2.250 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if CenturyLink, QCII or we are required to contribute a material amount of cash to our collective pension plans, if CenturyLink, QCII or we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink or QCII becomes subject to significant judgments or settlements in one or more of the matters referred to in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Certain of CenturyLink’s and QCII’s debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See “Liquidity and Capital Resources—Near-Term View” in Item 1 of this report for additional information about the Credit Facility.

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

The funded status of this plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII’s pension plan was $448 million at April 1, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current funding laws and regulations, QCII will not be required to make a cash contribution in 2011. QCII expects to begin making required contributions to the plan during 2012 and estimates that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, QCII currently expects that contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

CenturyLink plans to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

CenturyLink has a significant amount of indebtedness that it intends to refinance over the next couple of years, principally it hopes through the issuance of debt securities of CenturyLink, QC or both. CenturyLink’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

We were included in the consolidated federal income tax return of QCII for the periods before the April 1, 2011 closing of CenturyLink’s acquisition of QCII, and we are included in the consolidated federal income tax return of CenturyLink for periods on or after that date. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the QCII or CenturyLink affiliated groups, as applicable. As a significant taxpayer, QCII is (and CenturyLink will be) subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

As of June 30, 2011, QCII had net operating loss carryovers, or NOLs, of $5.670 billion. The CenturyLink acquisition caused an “ownership change” for us under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink’s ability to use QCII’s NOLs and certain other tax attributes to reduce consolidated future federal and state taxable income. If CenturyLink’s future taxable income is less than expected, these limitations could cause QCII to lose some economic benefits related to these tax attributes. QCII currently expects to use substantially all of its NOLs and certain other deferred tax attributes. However, if QCII is unable to realize these benefits, its and CenturyLink’s future income tax payments would be higher than expected and would adversely affect its financial results and liquidity. As a wholly owned subsidiary of QCII, our financial results and liquidity could be similarly affected.

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

Exhibit Number	Description
(3.1)	Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-03040).

(3.2)	Articles of Amendment to the Articles of Incorporation of Qwest Corporation (incorporated by reference to Qwest Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-03040).

(3.3)	Amended and Restated Bylaws of Qwest Corporation (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.4)	Officer’s Certificate of Qwest Corporation, dated as of March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.5)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.6)	Second Supplemental Indenture, dated as of November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed November 23, 2004, File No. 001-03040).

(4.7)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed June 23, 2005, File No. 001-03040).

(4.8)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed August 8, 2006, File No. 001-03040).

(4.9)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed May 18, 2007, File No. 001-03040).
(4.10)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed April 13, 2009, File No. 001-03040).

Exhibit Number	Description
(4.11)	Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Form 8-A filed June 7, 2011, File No. 001-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder’s Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

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
David D. Cole Senior Vice President – Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

August 11, 2011