Form 10-Q
period 2011-09-30
QWEST CORP
filed 2011-11-08
CIK 68622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, there was one share of common stock outstanding.

Page No.
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Statements of Operations—Three and six months ended September 30, 2011 for the successor, three months ended March 31, 2011 and three and nine months ended September 30, 2010 for the predecessor (Unaudited)	3

Consolidated Statements of Comprehensive Income—Three and six months ended September 30, 2011 for the successor, three months ended March 31, 2011 and three and nine months ended September 30, 2010 for the predecessor (Unaudited)	4

Consolidated Balance Sheets—September 30, 2011 for the successor and December 31, 2010 for the predecessor (Unaudited)	5

Consolidated Statements of Cash Flows— Six months ended September 30, 2011 for the successor, three months ended March 31, 2011 and nine months ended September 30, 2010 for the predecessor (Unaudited)	6

Consolidated Statements of Stockholder’s Equity (Deficit)—Six months ended September 30, 2011 for the successor, three months ended March 31, 2011 and nine months ended September 30, 2010 for the predecessor (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)*	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information:

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31-38

Item 6. Exhibits	39

Signature	40

*	All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Qwest Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor		Predecessor
	Three months ended September 30, 2011	Six months ended September 30, 2011	Three months ended March 31, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,793	3,609	1,870	1,923	5,809
Operating revenues—affiliates	397	812	398	388	1,162

Total operating revenues	2,190	4,421	2,268	2,311	6,971

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	624	1,215	626	665	1,946
Selling, general and administrative	458	1,032	501	509	1,554
Operating expenses—affiliates	76	149	52	51	143
Depreciation and amortization	620	1,243	451	470	1,402

Total operating expenses	1,778	3,639	1,630	1,695	5,045

OPERATING INCOME	412	782	638	616	1,926

OTHER INCOME (EXPENSE)
Interest expense	(95)	(183)	(150)	(150)	(465)
Other income	—	(1)	2	1	2

Total other income (expense)	(95)	(184)	(148)	(149)	(463)

INCOME BEFORE INCOME TAX EXPENSE	317	598	490	467	1,463
Income tax expense	118	234	191	181	621

NET INCOME	$199	364	299	286	842

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Successor		Predecessor
	Three months ended September 30, 2011	Six months ended September 30, 2011	Three months ended March 31, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in millions)
NET INCOME	$199	364	299	286	842

OTHER COMPREHENSIVE INCOME
Unrealized gain on investments and other, net of tax	—	—	1	—	2

Other comprehensive income	—	—	1	—	2

COMPREHENSIVE INCOME	$199	364	300	286	844

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	192
Accounts receivable, less allowance of $31 and $48	692	720
Short-term affiliate loans	807	—
Deferred income tax asset	154	159
Other	102	181

Total current assets	1,762	1,252

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,003	44,205
Accumulated depreciation	(609)	(34,045)

Net property, plant and equipment	7,394	10,160
GOODWILL AND OTHER ASSETS
Goodwill	9,282	—
Customer relationships, net	5,651	—
Capitalized software, net	1,541	888
Other	195	270

Total goodwill and other assets	16,669	1,158

TOTAL ASSETS	$25,825	12,570

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$625	871
Accounts payable	678	679
Accounts payable—affiliates, net	160	205
Dividends payable—Qwest Services Corporation	510	140
Accrued expenses and other liabilities
Salaries and benefits	292	326
Other taxes	235	193
Interest	123	126
Other	48	44
Advance billings and customer deposits	252	372

Total current liabilities	2,923	2,956

LONG-TERM DEBT	8,326	7,141

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,969	1,327
Affiliates obligations, net	1,583	1,602
Other	315	375

Total deferred credits and other liabilities	4,867	3,304

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDER’S EQUITY (DEFICIT )
Common stock—one share without par value, owned by Qwest Services Corporation	9,973	11,425
Accumulated deficit	(264)	(12,256)

Total stockholder’s equity (deficit)	9,709	(831)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$25,825	12,570

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor	Predecessor
	Six months ended September 30, 2011	Three months ended March 31, 2011	Nine months ended September 30, 2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$364	299	842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,243	451	1,402
Deferred income taxes	167	76	55
Provision for uncollectible accounts	31	17	48
Changes in current assets and current liabilities:
Accounts receivables	(31)	18	(33)
Accounts payable	(13)	(20)	40
Accounts receivable or payable—affiliates, net	(141)	93	(157)
Accrued income and other taxes	(12)	50	12
Other current assets and other current liabilities, net	40	(89)	23
Changes in other noncurrent assets and liabilities	59	(36)	(11)
Changes in other noncurrent assets and liabilities—affiliates	(40)	—	7
(Premium) discount amortization	(108)	3	9
Other, net	16	7	(1)

Net cash provided by operating activities	1,575	869	2,236

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(638)	(341)	(919)
Changes in interest in investments managed by Qwest Services Corporation	—	4	29
Changes in short-term affiliate loans	(767)	—	—
Other, net	2	2	1

Net cash used in investing activities	(1,403)	(335)	(889)

FINANCING ACTIVITIES
Payments of long-term debt	(853)	(14)	(519)
Net proceeds from issuance of long-term debt	1,200	—	—
Dividends paid to Qwest Services Corporation	(700)	(530)	(1,500)
Other, net	(13)	19	2

Net cash used in financing activities	(366)	(525)	(2,017)

Net (decrease) increase in cash and cash equivalents	(194)	9	(670)
Cash and cash equivalents at beginning of period	201	192	1,014

Cash and cash equivalents at end of period	$7	201	344

Supplemental cash flow information:
Income taxes (paid) refunded (to) from Qwest Services Corporation, net	$(239)	116	(663)
Interest paid (net of capitalized interest of $5, $3 and $8)	$(290)	(149)	(462)

See accompanying notes to consolidated financial statements.

Qwest Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(UNAUDITED)

	Successor	Predecessor
	Six months ended September 30, 2011	Three months ended March 31, 2011	Nine months ended September 30, 2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,973	11,425	11,346
Asset transfers	—	—	27

Balance at end of period	9,973	11,425	11,373

ACCUMULATED DEFICIT
Balance at beginning of period	—	(12,256)	(11,034)
Net income	364	299	842
Dividends declared	(628)	(1,000)	(1,600)
Change in other comprehensive income	—	1	2

Balance at end of period	(264)	(12,956)	(11,790)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	$9,709	(1,531)	(417)

See accompanying notes to consolidated financial statements.

Qwest Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to “QCII” refer to QSC’s direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to “CenturyLink” refer to QCII’s direct parent company and our ultimate parent company, CenturyLink, Inc., and its consolidated subsidiaries.

(1) Basis of Presentation

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The recognition of assets and liabilities at fair value has been reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

The predecessor consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, or SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first nine months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $229 million and $699 million from selling, general and administrative to cost of services and products for the predecessor three and nine months ended September 30, 2010, respectively. Our current definitions are as follows:

•

Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for universal service funds (“USF”) (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network.

•

Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies. We also have reclassified certain other prior period amounts to conform to the current period presentation. These changes had no impact on total operating expenses or net income for any period.

We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new ultimate parent company, CenturyLink. These reclassifications primarily included combining $899 million non-current prepaid pension asset—affiliates and $2.501 billion non-current post-retirement, other post-employment benefits and other—affiliates into $1.602 billion non-current affiliates obligations, net. We also combined $193 million accounts receivable—affiliates, $180 million current portion of post-retirement, other post-employment benefits and other—affiliates into accounts payable—affiliates, net. We reclassified $220 million from accrued expenses and other current liabilities to accounts payable. In addition, we reclassified $25 million from capitalized software, net into net property, plant and equipment.

We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services and marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from CenturyLink and its affiliates based on carrying value. We have recorded $28 million of non-cash dividends associated with asset transfers to CenturyLink during the six months ended September 30, 2011.

Recent Accounting Pronouncements.

•

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangible—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements.

•

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and will not have a material impact on our consolidated financial statements.

(2) Acquisition of QCII by CenturyLink

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair values of the acquired assets and assumed liabilities, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011.

Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $9.282 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. Our aggregate consideration allocation is based on our preliminary estimate of enterprise value of $18.661 billion less the fair value of our debt of $8.688 billion.

The following is our preliminary assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$1,101
Property, plant and equipment	7,427
Identifiable intangible assets
Customer relationships	6,052
Capitalized software	1,702
Other noncurrent assets	200
Current liabilities, excluding current maturities of long-term debt	(2,466)
Current maturities of long-term debt	(2,378)
Long-term debt	(6,310)
Deferred credits and other liabilities	(4,637)
Goodwill	9,282

Aggregate consideration	$9,973

We have recognized $16 million and $139 million of expense associated with the our activities related to the CenturyLink acquisition during the successor three months and six months ended September 30, 2011, respectively. These expenses were comprised of primarily severance, retention bonuses, share-based compensation and system integration consulting. During the predecessor three months ended March 31, 2011, we had recognized $2 million of expenses associated with our activities related to the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $22 million for certain performance awards and $14 million related to retention bonuses, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$9,282	—

Customer relationships, less accumulated amortization of $401 and $—	$5,651	—

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $236 and $1,741	$1,541	888

At September 30, 2011, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $17.111 billion. These assets were recorded at fair value on April 1, 2011 as a result of CenturyLink’s indirect acquisition of us. We expect to complete the final determination of these acquisition date fair value estimates and related estimated lives for amortizable intangible assets no later than the first quarter of 2012.

Total amortization expense for intangible assets was as follows:

	Successor		Predecessor
	Three months ended September 30, 2011	Six months ended September 30, 2011	Three months ended March 31, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in millions)
Amortization expense for intangible assets	$318	637	58	56	165

We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We estimate that total successor amortization expense for intangible assets for the three months ending December 31, 2011 and for the successor years ending December 31, 2012 through 2015 will be as follows:

(Dollars in millions)
Three months ending December 31, 2011	$316
Year ending December 31,
2012	$1,140
2013	$1,053
2014	$965
2015	$844

We periodically review the estimated lives and methods used to amortize our intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to our intangible assets.

We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our indirect acquisition by CenturyLink, it was determined that we are one reportable unit.

We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter, which permits us to make a qualitative assessment of whether it is more likely that not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely that not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment given the six month proximity of the goodwill impairment date and the acquisition date resulting in the creation of the goodwill.

We have accounted for the CentruryLink’s indirect acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on-preliminary estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by an estimated $9.282 billion, which has been recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair values of the acquired assets and assumed liabilities, along with the related allocations to goodwill and intangible assets. The amounts recorded related to the acquisition are preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011.

As a result of the acquisition and related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in our carrying value will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and our debt risk rating.

The qualitative analysis included assessing the impact of changes in certain factors from April 1, 2011 (the acquisition date on which all assets and liabilities were assigned a fair value) to September 30, 2011 (the goodwill impairment testing date), including (i) changes in forecasted operating results and comparing actual results to those utilized in the April 1, 2011 fair value assignment; (ii) changes in our weighted average cost of capital from April 1, 2011 to September 30, 2011; (iii) changes in the industry or our competitive environment since the acquisition date; (iv) changes in the overall economy, our market share, and interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as management turnover, changes in regulation, and changes in litigation matters.

Based on our qualitative assessment, we concluded that it was more likely that not that the estimated fair value of our reporting unit exceeded its carrying value as of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of September 30, 2011, we believe the forecasted results of future periods are not materially different than those used as of April 1, 2011.

(4) Long-term Debt

On September 21, 2011, we issued $575 million aggregate principal amount of our 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are our senior unsecured obligations and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. As described below under “Subsequent Events,” in October 2011, we used the net proceeds of this issuance, together with net proceeds from a debt issuance on October 4, 2011 and available cash, to redeem the $1.500 billion aggregate principal amount of our 8.875% Notes due 2012.

On June 8, 2011, we issued $661 million aggregate principal amount of our 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $643 million. The notes are our unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. We used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011, and to pay related fees and expenses.

Until April 1, 2011, QCII had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with the CenturyLink acquisition. In January 2011, CenturyLink entered into a new four-year revolving credit facility with various lenders (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink’s then-current senior unsecured long-term debt rating. At September 30, 2011, CenturyLink had no borrowings and an immaterial amount of letters of credit outstanding under the Credit Facility.

At September 30, 2011, we were in compliance with the provisions and covenants contained in our debt agreements.

Subsequent Events

On October 4, 2011, we issued $950 million aggregate principal amount of our 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are our senior unsecured obligations and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a specified U.S. Treasury interest rate plus 50 basis points. In October 2011, we used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described above and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

(5) Severance

We have announced reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression of merger integration plans, increased competitive pressures and the loss of access lines.

We report severance liabilities in salaries and benefits within accrued expenses and other liabilities in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses and cost of services and products in our consolidated statements of operations.

Changes in our accrued severance liabilities for the successor six months ended September 30, 2011 and the predecessor three months ended March 31, 2011 were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$28
Accrued to expense	2
Payments, net	(11)

Balance at March 31, 2011 (Predecessor)	$19

Balance at April 1, 2011 (Successor)	19
Accrued to expense	100
Payments, net	(81)

Balance at September 30, 2011 (Successor)	$38

Our severance expenses for the successor three and six months ended September 30, 2011 also included $1 million and $12 million, respectively, of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink’s indirect acquisition of us.

(6) Fair Value Disclosure

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable, accounts payable— affiliates and long-term debt excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable and accounts payable—affiliates approximate their fair values.

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

During the second quarter of 2011, the rights to our auction rate securities were assigned to our ultimate parent CenturyLink. Upon assignment, the fair market value of those securities was $42 million.

The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

	Input Level	Successor September 30, 2011		Predecessor December 31, 2010
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$—	—	52	52
Liabilities—Long-term debt excluding capital lease obligations	2	$8,788	8,506	7,828	8,482

The table below presents a rollforward of our auction rate securities valued using Level 3 inputs for the predecessor three months ended March 31, 2011 and the successor six months ended September 30, 2011:

Auction Rate Securities
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$52
Dispositions and settlements	(4)
Included in other income (expense)	1

Balance at March 31, 2011 (Predecessor)	$49

Fair value adjustment	(7)

Balance at April 1, 2011 (Successor)	42

Assignments to CenturyLink	(42)

Balance at September 30, 2011 (Successor)	$—

(7) Income Taxes

In connection with CenturyLink’s indirect acquisition of us on April 1, 2011, we recorded a $1.4 billion deferred tax liability under the acquisition method of accounting. Our preliminary acquisition date assignment of deferred income taxes are subject to adjustment as discussed in Note 2—Acquisition of QCII by CenturyLink.

Included in income tax expense for the predecessor nine months ended September 30, 2010 was a $55 million expense related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(8) Products and Services Revenues

We are an integrated communications company engaged primarily in providing an array of communications services in 14 states, including local, network access, broadband, other data services and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following three categories:

•	Strategic services, which include primarily private line (including special access), broadband, video (DIRECTV) and Verizon Wireless services;

•	Legacy services, which include primarily local, switched access, integrated services digital network, (“ISDN”), and traditional wide area network, (“WAN”), services; and

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

Since the April 1, 2011 closing of CenturyLink’s indirect acquisition of us, our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink’s chief operating decision maker (“CODM”) has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Our operating revenues for our products and services consisted of the following categories for the successor three and six months ended September 30, 2011 and predecessor three months ended March 31, 2011 and predecessor three and nine months ended September 30, 2010:

	Successor		Predecessor
	Three months ended September 30, 2011	Six months ended September 30, 2011	Three months ended March 31, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in millions)
Strategic services	$804	1,604	793	774	2,281
Legacy services	918	1,863	1,001	1,067	3,280
Affiliates and other services	468	954	474	470	1,410

Total operating revenues	$2,190	4,421	2,268	2,311	6,971

Affiliates and other services revenues include revenue from universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses).

The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor		Predecessor
	Three months ended September 30, 2011	Six months ended September 30, 2011	Three months ended March 31, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	$39	80	43	45	144

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

Item 2.

Qwest Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “QC” refer to Qwest Corporation, references to “Qwest,” “we,” “us” and “our” refer to Qwest Corporation and its consolidated subsidiaries, references to “QSC” refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to “QCII” refer to QSC’s direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to “CenturyLink” refer to QCII’s direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the first nine months of the year are not indicative of the results of operations that might be expected for the entire year.

On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink.

Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $9.282 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the “successor period” beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our indirect acquisition by CenturyLink, it was determined that we are one reportable unit.

We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to our carrying value (including goodwill). If the estimated fair value is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment given the six month proximity of the goodwill impairment date and the acquisition date resulting in the creation of the goodwill.

We have accounted for the CenturyLink’s indirect of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by an estimated $9.282 billion, which has been recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair values of the acquired assets and assumed liabilities, along with the related allocations to goodwill and intangible assets. The amounts recorded related to the acquisition are preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011.

As a result of the acquisition and related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in our carrying value will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and our risk rating.

The qualitative analysis included assessing the impact of changes in certain factors from April 1, 2011 (the acquisition date on which all assets and liabilities were assigned a fair value) to September 30, 2011 (the goodwill impairment testing date), including (i) changes in forecasted operating results and comparing actual results to those utilized in the April 1, 2011 fair value assignment; (ii) changes in our weighted average cost of capital from April 1, 2011 to September 30, 2011; (iii) changes in the industry or our competitive environment since the acquisition date; (iv) changes in the overall economy, our market share, and interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as a management turnover, changes in regulation, and changes in litigation matters.

Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of September 30, 2011, we believe the forecasted results of future periods are not materially different than those used as of April 1, 2011.

Our weighted average cost of capital declined 100 basis points from the April 1, 2011 valuation to the September 30, 2011 testing date, which would serve to increase the estimated fair value of the reporting unit when utilizing a discounted cash flow methodology. Based on our review of all other qualitative factors, we concluded there were no other significant economic, industry, operational or performance-related changes from April 1, 2011 to September 30, 2011 that would adversely impact our qualitative assessment.

Should our future operating results not meet forecasted expectations or should our weighted average cost of capital increase significantly in the future, we may be required to assess our goodwill for impairment prior to the next required testing date of September 30, 2012. In addition, we cannot assure that other adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects. These factors include, but are not limited to (i) further weakening in the overall economy; (ii) a significant decline in CenturyLink’s stock price and resulting market capitalization; (iii) successful efforts by competitors to gain market share in our markets; (iv) adverse changes as a result of regulatory actions; and (v) a significant adverse change in legal factors or in the overall business climate.

We have recognized $16 million and $141 million of certain expenses associated with our activities related to the CenturyLink acquisition for the successor three months and combined nine months ended September 30, 2011, respectively. These expenses were comprised of primarily severance, retention bonuses, share-based compensation allocated to us by QCII and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized $2 million of expenses associated with our activities surrounding the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $22 million for certain performance awards and $14 million related to retention bonuses, which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan.

The discussion in this MD&A is presented on a combined basis for the predecessor and successor periods in 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.

We are an integrated communications company engaged primarily in providing an array of communications services including local, network access, broadband, and video services. In certain local and regional markets, we also provide fiber transport and services to competitive local exchange carriers and other communications, professional and business information services. We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We operate approximately 8.7 million access lines, which are telephone lines reaching from the customers’ premises to a connection with the public switched telephone network. We also serve approximately 3.0 million broadband subscribers as of September 30, 2011. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services in order to conform to the methodology used by CenturyLink. We now count access lines when we install the service. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies.

For certain products and services we provide, and for a variety of internal communications functions, we use parts of CenturyLink’s telecommunications network to transport voice and data traffic.

During the second quarter of 2011, certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications that our indirect parent, CenturyLink, uses. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of legacy service revenues and an increase to affiliates and other services revenues of $34 million. For the predecessor three and nine months ended September 30, 2010, the reclassification resulted in a reduction of legacy service revenues and an increase of affiliates and other services revenues of $35 million and $100 million, respectively. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily private line (including special access), broadband, video (DIRECTV) and Verizon Wireless services;

•	Legacy services, which include primarily local, switched access, integrated services digital network, (“ISDN”), services and traditional wide area network, (“WAN”), services; and

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

Since the April 1, 2011 closing of CenturyLink’s indirect acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink’s chief operating decision maker, (“CODM”), has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission (“SEC”). Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•

Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 37% and 33% of our total revenues for the successor three months ended September 30, 2011 and the predecessor three months ended September 30, 2010, respectively, and 36% and 33% of our total revenues for the combined nine months ended September 30, 2011 and the predecessor nine months ended September 30, 2010, respectively, and this percentage continues to grow. With respect to broadband services, we continue to focus on increasing subscribers, particularly among consumer and small business customers. We reached approximately 3.0 million broadband subscribers at September 30, 2011 compared to approximately 2.9 million at September 30, 2010. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. FTTN is a type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider’s central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). FTTN allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers. Demand for the private line services we offer to business and wholesale customers continues to increase, despite our customers’ optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet, although the timing and magnitude of this technological migration is uncertain.

•

Legacy services. Revenues from our legacy services represented 42% and 46% of our total revenues for the successor three months ended September 30, 2011 and the predecessor three months ended September 30, 2010, respectively, and 43% and 47% of our total revenues for the combined nine months ended September 30, 2011 and the predecessor nine months ended September 30, 2010, respectively, and continue to decline. Our legacy services revenues have been and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

•

Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle further aids our ability to attract and retain customers and increase usage of our services.

•

Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

•

Pension and post-retirement benefits expenses. Our parent QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees. Changes in QCII’s assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

•

Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the tower, or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 Compared

to Three and Nine Months Ended September 30, 2010

The following table summarizes our results of operations for the successor three months ended September 30, 2011, predecessor three months ended September 30, 2010, combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010 and the number of employees as of September 30, 2011, successor and September 30, 2010, predecessor:

	Successor	Predecessor			Combined	Predecessor
	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase/ (Decrease)	% Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenues by category:
Strategic services	$804	774	30	4%	2,397	2,281	116	5%
Legacy services	918	1,067	(149)	(14)%	2,864	3,280	(416)	(13)%
Affiliates and other services	468	470	(2)	—%	1,428	1,410	18	1%

Total operating revenues	2,190	2,311	(121)	(5)%	6,689	6,971	(282)	(4)%
Operating expenses	1,778	1,695	83	5%	5,269	5,045	224	4%

Operating income	412	616	(204)	(33)%	1,420	1,926	(506)	(26)%
Other expense	95	149	(54)	(36)%	332	463	(131)	(28)%

Income before income taxes	317	467	(150)	(32)%	1,088	1463	(375)	(26)%
Income tax expense	118	181	(63)	(35)%	425	621	(196)	(32)%

Net income	$199	286	(87)	(30)%	663	842	(179)	(21)%

Employees (as of September 30)					25,015	26,281	(1,266)	(5)%

During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service, which resulted in an approximately 69,000 decrease in our successor June 30, 2011 access lines versus what we would have shown under our historical methodology of counting access lines when revenue was generated from them. We have not retrospectively adjusted our predecessor period access lines for this methodology adjustment as it was not reasonably practicable for us to do so. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand-alone broadband subscribers. We have conformed prior periods to our current presentation, unless noted above.

The following table summarizes our total broadband subscribers and access lines as of September 30, 2011, successor and September 30, 2010, predecessor:

	Successor	Predecessor
	September 30, 2011	September 30, 2010	Increase/ (Decrease)	% Change
	(in thousands)
Total broadband subscribers	3,039	2,926	113	4%

Total access lines	8,658	9,392	(734)	(8)%

Operating Revenues

Strategic Services

Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers. An improving mix of higher priced, higher speed broadband services and increased volumes in our private line services also contributed to the increase in strategic revenues.

Legacy Services

Legacy services revenues decreased as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures, along with product substitution. Legacy services revenues also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date, as well as lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

Affiliates and Other Services Revenues

Affiliates and other services revenues increased primarily due to services we provided to support an affiliate’s growth in its strategic service offerings. This was partially offset by reduced revenue due to a decline in customer demand for our affiliate’s legacy telecommunication service offerings driven by technological migration and competition. We estimate that the profit from services provided to our affiliates was approximately $50 million, $70 million, $150 million and $220 million, before income taxes, for the successor three months ended September 30, 2011, predecessor three months ended September 30, 2010, combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010, respectively.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the successor three months ended September 30, 2011, predecessor three months ended September 30, 2010, combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase/ (Decrease)	% Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$624	665	(41)	(6)%	1,841	1,946	(105)	(5)%
Selling, general and administrative	458	509	(51)	(10)%	1,533	1,554	(21)	(1)%
Operating expenses—affiliates	76	51	25	49%	201	143	58	41%
Depreciation and amortization	620	470	150	32%	1,694	1,402	292	21%

Total operating expenses	$1,778	1,695	83	5%	5,269	5,045	224	4%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased primarily due to decreased pension expense, professional fees, and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink’s indirect acquisition of us.

Affiliates Expenses

Affiliates expenses include charges for our use of long-distance services, wholesale access and insurance, occupancy charges and certain retiree benefits.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense for the successor three months ended September 30, 2011, predecessor three months ended September 30, 2010, combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010:

	Successor	Predecessor			Combined	Predecessor
	Three months ended September 30, 2011	Three months ended September 30, 2010	Increase/ (Decrease)	% Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$302	414	(112)	(27)%	1,000	1,237	(237)	(19)%
Amortization	318	56	262	nm	694	165	529	nm

Total depreciation and amortization	$620	470	150	32%	1,694	1,402	292	21%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful

In the second quarter of 2011, our property, plant and equipment was revalued and as a result decreased $2.568 billion due to CenturyLink’s indirect acquisition of us. The decrease in asset value resulted in our depreciation expense declining significantly. This revaluation also resulted in an additional $6.052 billion in amortizable intangible customer relationship assets, which resulted in an additional $199 million of amortization expense for the successor three months ended September 30, 2011. In addition, capitalized software was revalued to $1.702 billion, an increase of $815 million, resulting in amortization expense of $119 million for the successor three months ended September 30, 2011 as compared to the $56 million for the predecessor three months ended September 30, 2010. We expect depreciation and amortization expense in the remaining periods of 2011 and future years to be impacted by this revaluation, which remains subject to further adjustment.

Other Consolidated Results

The following table provides detail regarding other income (expense) and income tax expense for the successor three months ended September 30, 2011, predecessor three months ended September 30, 2010, combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010:

	Successor	Predecessor	Increase/ (Decrease)	% Change	Combined	Predecessor	Increase/ (Decrease)	% Change
	Three months ended September 30, 2011	Three months ended September 30, 2010			Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(Dollars in millions)
Interest expense	$(95)	(150)	(55)	(37)%	(333)	(465)	(132)	(28)%
Other income (expense)	—	1	1	nm	1	2	1	50%

Total other income (expense)	$(95)	(149)	(54)	(36)%	(332)	(463)	(131)	(28)%

Income tax expense	$118	181	(63)	(35)%	425	621	(196)	(32)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Income (Expense)

Interest expense decreased primarily due to the amortization of the net premium associated with our long-term debt which resulted from the revaluation of this debt caused by CenturyLink’s indirect acquisition of us.

Income Tax Expense

Included in income tax expense for the first quarter of 2010 was a $55 million expense related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We are a wholly owned subsidiary of QSC, which is a direct wholly owned subsidiary of QCII and as of April 1, 2011, became an indirect wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink’s liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market’s perception of us.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term debt. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan. From time to time we may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

At September 30, 2011, our current liabilities exceeded our current assets by $1.161 billion compared to $3.743 billion as of April 1, 2011. Our working capital deficit decreased $2.582 billion primarily due to net income before depreciation, amortization and income taxes as well as net proceeds from our long term debt issuances and reclassification of current maturities of long-term debt to long-term debt associated with our subsequent refinancing activities completed in October 2011, partially offset by capital expenditures and dividends declared to QSC. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring regular cash dividends to

QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or loans from CenturyLink.

Until April 1, 2011, QCII had a revolving credit facility. That credit facility was terminated in conjunction with the CenturyLink acquisition. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the “Credit Facility”) that allows CenturyLink to borrow up to $1.700 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access. As of September 30, 2011, CenturyLink had approximately $1.700 billion and $31 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.

The following table summarizes our consolidated cash flows for the combined nine months ended September 30, 2011 and predecessor nine months ended September 30, 2010:

	Combined	Predecessor	Increase/ (Decrease)
	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(Dollars in millions)
Net cash provided by operating activities	$2,444	2,236	208
Net cash used in investing activities	(1,738)	(889)	849
Net cash used in financing activities	(891)	(2,017)	(1,126)

Net cash provided by operating activities increased primarily due to decreased tax payments to QSC in the combined nine months ended September 30, 2011 compared to the predecessor nine months ended September 30, 2010. For additional information about our operating results, see “Results of Operations” above.

Net cash used in investing activities increased primarily due to a $767 million increase in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink.

Net cash used in financing activities decreased primarily due to $1.200 billion of net proceeds from the issuance of debt, as well as $270 million decrease in dividends paid to QSC for the nine months ended September 30, 2011 as compared to the same period ended September 30, 2010. This decrease was partially offset by a $348 million increase in payments of long-term debt for the nine months ended September 30, 2011 compared to the same period ended September 30, 2010. For additional information regarding our financing activities, see Note 4—Long-term Debt to our consolidated financial statements in Item 1 of Part I of this report.

Debt and Other Financing Arrangements

On September 21, 2011, we issued 7.50% Notes due 2051 in the aggregate principal amount of $575 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. On October 4, 2011, we issued $950 million aggregate principal amount of our 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. In October 2011, we used the net proceeds from these offerings and available cash, to redeem the $1.500 billion aggregate principal amount of our 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

On June 8, 2011, we issued $661 million aggregate principal amount of our 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $643 million. We used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011, and to pay related fees and expenses.

Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other, net) as of September 30, 2011 were as follows:

(Dollars in millions)
Remainder of 2011 (classified as current)*	$584
Year ending December 31,
2012	$41
2013	$790
2014	$637
2015	$421
Thereafter	$6,070

*	includes $573 million aggregate principal amount of our 8.875% Senior Notes due 2012, which were redeemed in October 2011.

We were in compliance with all provisions and covenants of our debt agreements as of September 30, 2011. See Note 4—Long-term Debt to our consolidated financial statements in Item 1 of Part I of this report for additional information about our long-term debt.

Subject to market conditions, from time to time we expect to continue to issue debt securities to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment The amount of capital investment is influenced by, among other things, demand for our services and products, cash generated by operating activities and regulatory considerations. We estimate our total 2011 capital expenditures will be determined in part by the strategic initiatives of our parent, CenturyLink.

Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the tower, or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider’s broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Pension and Post-retirement Benefit Obligations

QCII is subject to material obligations under its existing defined benefit pension and other post-retirement benefit plans. When QCII became a wholly owned subsidiary of CenturyLink on April 1, 2011, QCII remeasured its plans. QCII recognized liabilities for the accounting unfunded status of pension and other post-retirement benefit obligations of $490 million and $2.522 billion, respectively.

A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates.

Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, based on current funding laws and circumstances, we believe QCII is required to make contributions totaling approximately $320 million in 2012. Due to the significant declines in investment values during the third quarter of 2011, QCII expects that plan contributions in 2013 and beyond will be similar to the 2012 total expected contribution amounts. However, the actual amount of required contributions to the our plan in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the benefit plans and funding laws and regulations.

Certain of QCII’s post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of April 1, 2011, the fair value of the trust assets was $762 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately five years. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. This projected five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Certain of our employees may become eligible to participate in the QCII post-retirement plan. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII’s affiliates. Historically, QCII has only required us to pay our portion of its post-retirement contribution.

Other Matters

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

As of September 30, 2011, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of our consolidated balance sheets. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the combined nine months ended September 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Market Risk

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. From time to time, we have used derivative financial instruments to manage our interest rate risk exposure on our debt and we may employ them in the future.

There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2011, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other Information

CenturyLink’s and our website is www.centurylink.com. We routinely post important investor information in the “Investor Relations” section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report. You may obtain free electronic copies of the reports that CenturyLink, QCII and QC make with the SEC in the “Investor Relations” section of our website under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink’s recent acquisitions of Savvis, QCII and Embarq; CenturyLink’s ability to successfully integrate the operations of Savvis, QCII (including us) and Embarq into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink’s and QCII’s ability to use net operating loss carryovers in projected amounts; the effects of changes in CenturyLink’s assignment of the QCII or Savvis purchase price to identifiable assets and liabilities after the date hereof; CenturyLink’s ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink and QCII; CenturyLink’s ability to pay a $2.90 per common share dividend annually, which may be affected by changes in its and our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or QCII’s pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in “Risk Factors” in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

We did not make any changes to our internal control over financial reporting in the third quarter of 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Qwest Corporation

Item 1.	Legal Proceedings

The information contained in Note 9—Commitments and Contingencies included in Part I, Item 1, of this report is incorporated herein by reference.

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

CenturyLink’s acquisition of QCII resulted in the combination of two companies that previously operated as independent public companies. The combined company will need to devote management attention and resources to integrate CenturyLink’s and QCII’s businesses. In addition, the combined company may face difficulties with the integration process. For example:

•	the combined company may not realize the anticipated cost savings and operating synergies at expected levels or in the expected timeframe;

•	existing customers and suppliers may decide not to do business with the combined company;

•	the costs of integrating QCII’s policies, procedures, operations, technologies and systems with those of CenturyLink could be higher than expected;

•	the integration process could consume significant time and attention on the part of the combined company’s management, thereby diverting attention from day-to-day operations; or

•	the combined company may not be able to retain key employees or integrate employees from the two companies while maintaining existing levels of sales, customer service and operational support.

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

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

Network disruptions or system failures could adversely affect our operating results and financial condition.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure include:

•	breaches of security, including sabotage, tampering, computer viruses and break-ins;

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity limitations;

•	software and hardware defects or malfunctions; and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. If service is not restored in a timely manner, agreements with our customers or service standards set by state regulatory commissions could obligate us to provide credits or other remedies. If network security is breached, confidential information of our customers or others could be lost or misappropriated, and we may be required to expend additional resources modifying network security to remediate vulnerabilities. The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could have a material adverse effect on our results of operations and financial condition.

Risks Relating to Legal and Regulatory Matters

Our final determinations of the acquisition date fair market of our assets and liabilities may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

CenturyLink has accounted for its acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on CenturyLink’s and our operating results.

Any adverse outcome of the KPNQwest litigation against QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink’s and QCII’s quarterly and annual reports filed with the SEC. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one of the pending KPNQwest matters could have a negative impact on the outcome of the other matter. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

There are other material proceedings pending against QCII, as described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

On October 27, 2011, the FCC issued an order initiating a reform and modernization of its rules governing the rates that carriers charge each other for originating, carrying and terminating traffic, known as intercarrier compensation, and the fund that the FCC has established to subsidize service to high-cost areas, known as universal service. These changes are intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster ubiquitous broadband coverage. The rules are also intended to address intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as “access stimulation,” or “traffic pumping”), and of traffic bound for Internet service providers that cross local exchange boundaries (known as “VNXX traffic”). This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. Much of the detail regarding the implementation of these regulatory changes is yet to be determined in upcoming FCC proceedings. Once the FCC concludes these proceedings, we will be better positioned to quantify the financial impacts of the new rules. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds. However, neither the outcome of the federal or state proceedings, nor their potential impact on us, can be predicted at this time.

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

Our ultimate parent, CenturyLink, continues to carry significant debt. As of September 30, 2011, our consolidated debt was approximately $8.951 billion, which was included in CenturyLink’s consolidated debt of approximately $22.176 billion as of that date. Approximately $3.820 billion of CenturyLink’s debt, which includes approximately $1.324 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing.

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

Certain of CenturyLink’s and QCII’s debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See “Liquidity and Capital Resources” in Item 1 of this report for additional information about the Credit Facility.

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

The funded status of this plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII’s qualified pension plan was $490 million at April 1, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII’s benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII’s other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current laws and circumstances, QCII believes they are required to make contributions totaling approximately $320 million to their qualified pension plan in 2012. Due to the significant declines in investment values during the third quarter of 2011, they currently expect that plan contributions in 2013 and beyond will be similar to the 2012 required expected contributions amounts. However, the actual amount of required contributions to the plan in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the benefits and funding laws and regulations. Any future material cash contributions in 2011 and beyond could have a negative impact on QCII’s liquidity by reducing its cash flows, which in turn could affect our liquidity.

The cash needs of our affiliated companies may consume a significant amount of the cash we generate.

CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan. In addition, from time to time we may declare dividends to our direct parent, QSC. We may declare and pay dividends in excess of our earnings to the extent permitted by applicable law, which may consume a significant amount of the cash we generate. Our debt covenants do not limit the amount of dividends we can pay to our parent.

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

CenturyLink has a significant amount of indebtedness that it intends to refinance over the next couple of years, principally it hopes through the issuance of debt securities of CenturyLink, QC or both. CenturyLink’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations

Other Risks Relating to Qwest

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

CenturyLink’s and QCII’s realization of accumulated tax net operating losses will be affected by certain tax limitations (including limitations resulting from the CenturyLink acquisition). Failure to realize these losses, could adversely affect our financial results and liquidity.

As of September 30, 2011, QCII had federal net operating loss carryovers, or NOLs, of approximately $5.9 billion. The CenturyLink acquisition caused an “ownership change” for QCII under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink’s ability to use QCII’s NOLs and certain other tax attributes to reduce consolidated future taxable income.

QCII currently expects to realize substantially all of its NOLs and certain other deferred tax attributes. However, if QCII is unable to realize these benefits, its and CenturyLink’s future income tax payments would be higher than expected which would adversely affect their financial results and liquidity. As a wholly owned subsidiary of these companies, our financial results and liquidity could be similarly affected.

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

Exhibit Number	Description
(4.1)	Eighth Supplemental Indenture, dated September 21, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Form 8-A filed September 20, 2011, File No. 1-03040).

(4.2)	Ninth Supplemental Indenture, dated October 4, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on October 4, 2011, File No. 1-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements tagged as blocks of text.

(    ) Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qwest Corporation

By:	/s/ David D. Cole
David D. Cole Senior Vice President – Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

November 8, 2011