Form 10-K
period 2011-12-31
QWEST CORP
filed 2012-03-02
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03040

QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
6.5% Notes Due 2017	New York Stock Exchange
7.375% Notes Due 2051	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On March 2, 2012, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying financial information is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. The recognition of assets and liabilities at fair value has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        For certain products and services we provide and for a variety of internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see "Risk Factors" in Item 1A of this report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations.

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Operating revenues	$6,635	2,268	9,271	9,731
Operating expenses	5,436	1,630	6,788	7,169
Operating income	1,199	638	2,483	2,562
Net income	543	299	1,082	1,197

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Balance sheet data:
Total assets	$24,932	12,570
Total long-term debt(1)	8,325	8,012
Total stockholder's equity (deficit)	9,887	(831)

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table presents some of our operational metrics:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(in thousands)
Operational metrics:(1)
Total broadband subscribers	3,084	2,940
Total access lines(2)	8,533	9,193

(1)
We have updated our methodology for counting our broadband subscribers and access lines and have reclassified prior year amounts to conform to the current period presentation. For additional information see "Results of Operations—Overview" in Item 7 in this report.

(2)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

Operations

        We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section

"Products and Services". The following table provides a summary of our operating revenues by category:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Strategic services	$2,406	793	3,059	2,900
Legacy services	2,796	1,003	4,323	4,922
Affiliates and other services	1,433	472	1,889	1,909

Total operating revenues	$6,635	2,268	9,271	9,731

        Substantially all of our revenues are from customers located in the United States and substantially all of our long-lived assets are located in the United States.

        Since the April 1, 2011 closing of CenturyLink's indirect acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. Through our strategic partnership with DIRECTV, we offer satellite digital television to customers in our local service area. We also offer wireless services to customers through CenturyLink's strategic partnership with Verizon Wireless.

        We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV), voice and Verizon Wireless services. We believe our customers value the convenience of and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 8.5 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

        Private line.    Private line is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line services to wireless service providers that use our fiber to the tower services, commonly referred to as wireless backhaul, to support their next generation wireless networks.

        Broadband.    Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area.

        Video.    Our video services include primarily satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

        Wireless services.    Our wireless services are offered under CenturyLink's agency arrangement with Verizon Wireless that allows us, as a subsidiary of CenturyLink, to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. CenturyLink's arrangement allows us to sell the full complement of Verizon Wireless services. CenturyLink's current arrangement with Verizon Wireless has a five-year term ending in 2015 and is terminable by either party thereafter.

Legacy Services

        Our legacy services include local, integrated services digital network, or ISDN (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network, or WAN, services (which allow a local communications network to link to networks in remote locations). We originate, transport and terminate local services within our local service area. Local services consist primarily of basic local exchange unbundled network elements, or UNEs and switching services. We also provide the following services with our local exchange services: caller ID, call waiting, call return, 3-way calling, call forwarding, network transport, billing services, access to our network by other telecommunications services that originate or terminate on our network and voicemail.

Affiliates and Other Services

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services, network support and technical services. We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in our local service area.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our affiliates, we own several patents, tradenames, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to build upon our reputation and to further enhance customer loyalty.

        Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events.

        Our approach to our business customers includes a commitment to deliver communications solutions that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive customer communications solution for small businesses to large enterprises.

        Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future national telecommunications providers' needs through bandwidth growth and quality of services.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers.

        We continue to enhance and expand our network as broadband enabled technologies are being deployed to provide significant capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes.

Regulation

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds or USF) to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, incumbent local exchange carriers, or ILECs, operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. The impact of regulatory changes in the telecommunications industry could have a substantial impact on our operations. For additional information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or reselling our service pursuant to the Telecommunications Act of 1996, and those proceedings can result in revenue reductions.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access charge rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, however, intrastate access charges have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that on a prospective basis, intercarrier compensation rates for VoIP traffic are established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

        The FCC order requires all terminating access rates including intrastate, interstate and reciprocal compensation rates to be reduced and unified over time. Excluding the rate implications contemplated on a prospective basis by the recent FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenue subject to outstanding disputes. These historical disputes are primarily over access charge compensation for VoIP traffic terminating on the public switched telephone network. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from residential customers, is not assured.

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and establish asset liens (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        As an ILEC, we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. Strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return. In certain cases, we seek to mitigate these risks by receiving regulatory approval to use less costly alternative technologies, such as fixed wireless, or by sharing network construction costs with our customers. In addition, a few of our states provide relief from these obligations under certain specific circumstances, and in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs.

        We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. There can be no assurance that these states will continue to provide for cost recovery at current levels.

Federal Regulation

        We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.

        The FCC regulates interstate services provided by us, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

        We, like other large and mid-sized ILECs, operate under price-cap regulation of interstate access rates. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.

        Our operations and those of all telecommunications carriers also may be impacted by legislation and regulation imposing new or greater obligations on us. The most likely areas of impact include regulations or laws related to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        From time-to-time, the FCC reviews the rates and terms under which ILECs provide special access services. If the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.

  Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation. In early 2011, the FCC issued a notice of proposed rulemaking focused on modernizing its universal service policies and intercarrier compensation rules.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a Petition For Reconsideration ("PFR") with the FCC seeking numerous revisions to the order. In January 2012, CenturyLink joined more than two dozen parties in appealing certain aspects of the order by filing a PFR that will be heard by the United States Tenth Circuit Court of Appeals. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings on us at this time.

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs could increase competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. We cannot at this time estimate the impact these programs may have on our operations.

        On January 31, 2012 the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes cannot be quantified at this time, but we may face increased administrative costs and audit requirements as a result of this FCC order and its implementation.

        For several years, Congress has passed bills granting successive short-term exemptions from a federal law that could otherwise delay or block funding of the USF's E-rate program, including a bill extending the exemption through December 31, 2012. Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

Competition

        We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. Technological advances, regulatory and legislative changes have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.

        As discussed below, competition for many of our services is based in part on bundled offerings. We believe our customers value the convenience of and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

        With respect to our strategic services, competition is based on price, bandwidth, service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. Private line services also compete on network reach and reliability, while broadband and VoIP services compete on bandwidth and quality of service.

        In providing broadband services, we compete primarily with cable companies, wireless providers and other broadband service providers. Competition within our broadband services is based on price, bandwidth and service. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition here is based on price, content and quality.

        The market for wireless services is highly competitive. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. In reselling Verizon Wireless services, we compete with national and regional carriers as well as other sales agents and resellers. Competition for our wireless services is based on the coverage area, price, services offered, features, handsets, technical quality and customer service.

        In providing private line services we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally we are experiencing increased competition for private line services from cable companies. Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service.

        Although we are experiencing intense competition in these markets, we believe we are favorably positioned due to our strong presence in our local service area. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations. Throughout each of our competitive services, we continue to focus on expanding and improving our bundled offerings.

Legacy Services

        The market for legacy services is highly competitive and is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. We believe these customers value the convenience of and price discounts associated with, receiving multiple services through a single company. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling, enhanced features and combined billing options in an effort to retain and gain customers. While we rely on reseller or sales agency arrangements to provide some of our bundled services, some of our competitors are able to provide all of their bundled services directly, which may provide them a competitive advantage.

        Some of our competitors are subject to fewer regulations than we are which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and broadband service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.

        In providing long-distance services to our customers, we compete primarily with national telecommunications and VoIP providers. Competition in the long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with competitive local exchange carriers, or CLECs, for local services customers as we are, as discussed above. We also compete with some of our own customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

        Although our status as an ILEC continues to provide us some advantages in providing local services in our local service area, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless, and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Significant competitive factors in the local telephone industry include pricing, packaging of services and features, quality and convenience of service and meeting customer needs such as simplified billing and timely response to services calls.

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

        Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among residential customers, which comprise 61% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.

Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.

        Improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers frequently offer features that cannot readily be provided by traditional ILECs and may price their services at or below those prices currently charged for traditional local and long-distance telephone services for several reasons, including lower operating costs and regulatory advantages. Although over the past several years the FCC has increasingly subjected portions of VoIP operations to federal regulation, VoIP services currently operate under fewer regulatory constraints than LEC services. For all these reasons, we cannot assure that VoIP providers will not successfully compete for our customers.

        In providing other legacy services, such as traditional WAN services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.

Environmental Compliance

        From time to time we may incur environmental compliance and remediation expenses, mainly resulting from the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality

        Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.

Employees

        At December 31, 2011, we had approximately 25,000 employees, of which approximately 13,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). We believe that relations with our employees continue to be generally good. However, our current four-year agreements with the IBEW and CWA will expire October 6, 2012. See the discussion of risks relating to our labor relations in "Risk Factors—Other Risks" in Item 1A of this report.

        We have reduced our workforce primarily due to (i) integration efforts from CenturyLink's indirect acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.

Website Access and Important Investor Information

        Our website is the same as that of our ultimate parent company, CenturyLink, which is www.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

        We have adopted CenturyLink's written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that CenturyLink makes any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of its code of conduct applicable to our directors or executive officers, CenturyLink intends to disclose these events on our website or in a report on Form 8-K filed with the SEC. These codes of conduct, as well as copies of CenturyLink's guidelines on significant governance issues and the charters of their audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

        Investors may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, you are encouraged to call the SEC at 1-800-SEC-0330. For all of our electronic filings, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act's related regulations. In addition, during 2011, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements

        This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our financial condition, operating results and business. These statements include, among others:

  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue and decreased capital or operating expenditures;

  statements about our anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing alternatives and sources and pricing plans; and

  other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these uncertainties and risks are described in "Risk Factors" in Item 1A of this report.

        These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this report.

ITEM 1A.    RISK FACTORS

        Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects. The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations.

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents (including ourselves) and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation,

(vi) offer greater online content services or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

        Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.

        We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Our legacy services continue to generate declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, satellite television provided by DIRECTV and wireless voice services provided by Verizon Wireless; and

  •
  greater use of service bundles.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on services provided by others could constrain our flexibility, as described further below.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or may need to seek third-party licenses to expand our product offerings.

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

        Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be restricted, made more costly or delayed.

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

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face an added risk of a security breach or other significant disruption of the IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers. As a communications and IT company, we face a heightened risk of a security breach or disruption from unauthorized access to our and our customers' proprietary or classified information on our systems or the systems that we operate and maintain for certain of our customers.

        Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

        Additional risks to our network and infrastructure include:

  •
  power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

  •
  capacity limitations;

  •
  software and hardware defects or malfunctions;

  •
  programming, processing and other human error; and

  •
  other disruptions that are beyond our control.

        Network disruptions, security breaches and other significant failures of the above-described systems could:

  •
  disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems;

  •
  subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

        Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Any failure or inadequacy of our information technology infrastructure could harm our business.

        The capacity, reliability and security of our internal information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Technological change could also require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced substantial consolidation over the last decade, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill on our balance sheet. If our goodwill becomes impaired, we may be required to record a significant charge to earnings and reduce our stockholder's equity.

        Under generally accepted accounting principles, goodwill is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our goodwill is determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

We rely on a limited number of key suppliers, vendors, landlords and other third parties to operate our business.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. Similarly, our data center operations are materially reliant on leasing space from landlords and power services from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Portions of our property, plant and equipment are located on property owned by third parties.

        Over the past few years, certain utilities, cooperatives and municipalities in certain of the states in which we operate have requested significant rate increases for attaching our plant to their facilities. To the extent that these entities are successful in increasing the amount we pay for these attachments, our future operating costs will increase.

        In addition, we rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on their respective properties. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We depend on key members of our senior management team.

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risks Relating to Our Recent Acquisitions."

Risks Relating to our Recent Acquisitions

We may be unable to integrate successfully the Legacy CenturyLink and Qwest businesses and realize the anticipated benefits of the acquisition.

        CenturyLink's indirect acquisition of us involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

  •
  lost sales as a result of customers of either of the two companies deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, product markets and customer bases;

  •
  the failure to retain key employees, some of whom could be critical to integrating the companies;

  •
  potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

  •
  performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by integrating the companies' operations.

        For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

Our final determinations of the acquisition date fair value of our assets and liabilities may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

        CenturyLink has accounted for its indirect acquisition of us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

QCII cannot assure you whether, when or in what amounts they will be able to use their net operating losses.

        At December 31, 2011, QCII had federal NOLs of approximately $6.3 billion of federal NOLs. These NOLs can be used to offset their future federal taxable income.

        CenturyLink's acquisition of QCII caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink's ability to use QCII's NOLs and certain other deferred tax attributes to reduce future federal taxable income. QCII currently expects to realize substantially all of their NOLs and certain other deferred tax attributes. However, if QCII is unable to realize these benefits, its and CenturyLink's future income tax payments would be higher than expected, which would adversely affect its financial results and liquidity. As a wholly owned subsidiary of these companies, our financial results and liquidity could be similarly affected.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.

        As described in Item 8 of CenturyLink's and QCII's Annual Reports on Form 10-K, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one of the two pending matters could have a negative impact on the other. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and QCII, as described in Item 8 of CenturyLink's and QCII's Annual Reports on Form 10-K. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

  General

        We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements and interpretations under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying VoIP traffic or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

  Risks associated with recent changes in federal regulation

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive with respect to some of our various services, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

        Under other pending proceedings, the FCC may implement changes in the regulation or pricing of special access services, any of which could adversely affect our operations or financial results.

  Risks posed by costs of regulatory compliance

        Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

  Risks posed by other regulations

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

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

        Beginning in 1996, Congress and the FCC have taken several steps that have resulted in increased competition among service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect any changes in interpretation of the 1996 Act may ultimately have on us and our competitors. We could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC's 2010 National Broadband Plan; (iii) new "network neutrality" rules; (iv) the proposed broadband "Connect America" replacement support fund, and (v) the FCC's above-described October 27, 2011 order.

We are subject to significant regulations that limit our flexibility.

        As a diversified full service ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of this report.

Risks Affecting our Liquidity

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2011, our consolidated debt was approximately $8.3 billion, which was included in CenturyLink's consolidated debt of approximately $21.8 billion as of that date. Approximately $4.3 billion of CenturyLink's debt, which includes approximately $1.4 billion of our debt obligations, comes due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if CenturyLink or QCII are required to contribute a material amount of cash to their collective pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs, (ii) hindering our ability to adjust to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of CenturyLink's and QCII's debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 7 of this report for additional information about CenturyLink's credit facility.

        The degree to which we, together with CenturyLink, are leveraged may have other important limiting consequences, including the following:

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

Adverse changes in the value of assets or obligations associated with QCII's qualified pension plan could negatively impact QCII's liquidity, which may in turn affect our business and liquidity.

        Substantially all of our employees participate in a qualified pension plan sponsored by QCII.

        The funded status of QCII's qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII's qualified pension plan was $627 million as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Current funding laws and regulations require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. QCII opted to make a contribution of $307 million in December 2011, and therefore, will not be required to make a contribution in 2012. Although potentially significant in the aggregate, QCII currently expects that plan contributions in 2013 and beyond will decrease from the 2011 contribution amount. However, the actual amount of required contributions to the plan in 2013 and beyond are subject to several variables, many of which are beyond our control, including earnings on plan investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

CenturyLink plans to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, Qwest Corporation ("QC") or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, CenturyLink cannot assure you that it will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

Tax audits or changes in tax laws could adversely affect us.

        We were included in the consolidated federal income tax return of QCII for the periods before the April 1, 2011 closing of CenturyLink's acquisition of QCII, and we are included in the consolidated federal income tax return of CenturyLink for periods on or after that date. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the QCII or CenturyLink affiliated groups, as applicable. As a significant taxpayer, QCII is (and CenturyLink will be) subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

        Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to former affiliated companies or for claims they have asserted or may assert against us.

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

Our agreements and organizational documents and applicable law could limit another party's ability to acquire us.

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by its Board of Directors. This could deprive our shareholders of any related takeover premium.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        As of December 31, 2011, we had approximately 25,000 employees, of which approximately 13,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Our current four-year agreements with the IBEW and CWA will expire October 6, 2012.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions; these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, and land and buildings related to our telephone operations. The components of our gross property, plant and equipment consisted of the following:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Land	4%	nm
Fiber, conduit and other outside plant(1)	39%	47%
Central office and other network electronics(2)	26%	43%
Support assets(3)	29%	10%
Construction in progress(4)	2%	nm

Gross property, plant and equipment	100%	100%

nm–Represents less than 1% of gross property, plant and equipment.

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area.

        On April 1, 2011, our indirect parent, QCII, became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on April 1, 2011. As of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, our total net property, plant and equipment was approximately $7.5 billion and approximately $10.2 billion, respectively. For additional information, see Note 2—Acquisition of QCII by CenturyLink and Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS

        The information contained in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Not Applicable.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table of selected consolidated financial data should be read in conjunction with and are qualified by reference to the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The comparability of the following selected financial data below is significantly impacted by CenturyLink's April 1, 2011 indirect acquisition of us and the resulting revaluation of our assets and liabilities. As a result of the acquisition, the following table presents certain selected consolidated financial data for two periods: predecessor and successor, which relate to the periods preceding the acquisition and the period succeeding the acquisition, respectively. These historical results are not necessarily indicative of results that you can expect for any future period.

        Selected financial information from the consolidated statements of operations data is as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

	(Dollars in millions)
Operating revenues	$6,635	2,268	9,271	9,731	10,388	10,691
Operating expenses	5,436	1,630	6,788	7,169	7,525	7,631
Operating income	1,199	638	2,483	2,562	2,863	3,060
Income before income tax expense	892	490	1,873	1,921	2,267	2,440
Net income	543	299	1,082	1,197	1,438	1,527

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011, as well as the predecessor year ended December 31, 2010.

        Selected financial information from the consolidated balance sheets is as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

	(Dollars in millions)
Goodwill	$9,453	—	—	—	—
Total assets	24,932	12,570	13,997	14,252	15,416
Total long-term debt(1)	8,325	8,012	8,386	7,588	7,911
Total stockholder's equity (deficit)	9,887	(831)	312	786	1,370

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,201	869	3,235	3,167	3,479	3,670
Net cash used in investing activities	(1,191)	(335)	(1,256)	(1,100)	(1,402)	(1,254)
Net cash used in financing activities	(1,208)	(525)	(2,801)	(1,286)	(2,136)	(2,400)
Payments for property, plant and equipment and capitalized software	(1,036)	(341)	(1,240)	(1,106)	(1,404)	(1,270)

        The following table presents certain selected consolidated operating data as of the following dates:

	Successor	Predecessor
	December 31, 2011	December 31, 2010

	(in thousands)
Broadband subscribers(1)	3,084	2,940
Access lines	8,533	9,193

(1)
We have updated our methodology for counting our broadband subscribers and access lines and have reclassified prior year amounts to conform to the current period presentation. For additional information see "Results of Operations—Overview" in Item 7 in this report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        As discussed in Note 2—Acquisition of QCII by CenturyLink, on April 1, 2011, our indirect parent, QCII, became a wholly owned subsidiary of CenturyLink.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011. Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities of us by $9.453 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        We have recognized $146 million of certain expenses associated with activities related to CenturyLink's indirect acquisition of us during the successor nine months ended December 31, 2011. These expenses were comprised of primarily severance, retention bonuses, share-based compensation allocated to us by QCII and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized $2 million of expenses associated with our activities related to the acquisition. As part of the acquisition accounting on April 1, 2011, we also included in our goodwill

$22 million for certain performance awards and $14 million related to retention bonuses, all of which were contingent on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

        CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan.

        Since the April 1, 2011 closing of CenturyLink's indirect acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

        During the second quarter of 2011, certain USF surcharges were reclassified from our legacy services to affiliates and other services revenues to better align with the classifications that our new ultimate parent, CenturyLink, uses. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of legacy service revenues and an increase to affiliates and other services revenues of $34 million. For the predecessor years ended December 31, 2010 and 2009, the reclassification resulted in a reduction of legacy service revenues and an increase of affiliates and other services revenues of $133 million and $74 million, respectively. We currently categorize our products, services and revenues among the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including DIRECTV) and Verizon Wireless services;

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

        As of the successor date of December 31, 2011, we served approximately 3.1 million broadband subscribers. We also operated approximately 8.5 million access lines, which are telephone lines reaching from the customers' premises to a connection with the PSTN. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines to conform to the methodology used by CenturyLink, our ultimate parent. We now count access lines when we install the service. Our new methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our new methodology for counting our access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in MD&A is presented on a combined basis for the successor periods in 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to the annual period in 2010. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 36% and 33% of our total revenues for the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively, and this percentage continues to grow. We continue to focus on increasing subscribers of our broadband services particularly among consumer and small business customers. As of the successor date of December 31, 2011, we reached approximately 3.1 million broadband subscribers compared to approximately 2.9 million as of the predecessor date of December 31, 2010. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional ATM based broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our business, we ultimately believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 43% and 47% of our total revenues for the combined year ended December 31, 2011 and for the predecessor year ended December 31, 2010, respectively, and continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail and social networking services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for prospective customers who want our broadband product in their bundle which further aids our ability to attract and retain customers and increase usage of our services.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

  •
  Pension and post-retirement benefits expenses.  Our indirect parent QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees. Changes in QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

  •
  Disciplined capital expenditures.  Our capital expenditures continue to be focused on our strategic services such as broadband and fiber to the tower, or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Operating revenues	$6,635	2,268	8,903	9,271	(368)	(4)%
Operating expenses	5,436	1,630	7,066	6,788	278	4%

Operating income	1,199	638	1,837	2,483	(646)	(26)%
Other income (expense)	(307)	(148)	(455)	(610)	(155)	(25)%
Income tax expense	349	191	540	791	(251)	(32)%

Net income	$543	299	842	1,082	(240)	(22)%

Employees			24,697	26,050	(1,353)	(5)%

        The following table summarizes our broadband subscribers and access lines:

	Successor	Predecessor	% Change
	December 31, 2011	December 31, 2010	Successor 2011 v Predecessor 2010
	(in thousands)
Operational metrics:
Broadband subscribers	3,084	2,940	5%
Access lines	8,533	9,193	(7)%

        During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We historically counted access lines at the point we billed them. However, now we count access lines when we install the service. This change in our methodology has resulted in an approximately 69,000 decrease in our successor June 30, 2011 access lines. We have not retrospectively adjusted our predecessor period access lines for this methodology adjustment as it was not reasonably practicable for us to do so. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand-alone broadband subscribers. We have conformed prior periods to our current presentation, unless noted above.

Operating Revenues

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Strategic services	$2,406	793	3,199	3,059	140	5%
Legacy services	2,796	1,003	3,799	4,323	(524)	(12)%
Affiliates and other services	1,433	472	1,905	1,889	16	1%

Total operating revenues	$6,635	2,268	8,903	9,271	(368)	(4)%

  Strategic Services

        Strategic services revenues increased primarily due to higher broadband revenues resulting from new subscribers as well as an improving mix of higher priced, higher speed broadband services and increased volumes in our private line services.

  Legacy Services

        Legacy services revenues decreased as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower amortization of deferred revenue due to certain predecessor deferred revenue being assigned no value at the acquisition date, as well as lower revenues from our traditional WAN services, due to customer migration, product substitution and increased competition.

  Affiliates and Other Services

        Affiliates and other services revenues increased primarily due to services we provided to support an affiliate's growth in its strategic service offerings. This was partially offset by reduced support provided as a result of a decline in customer demand for our affiliate's legacy telecommunication service offerings driven by technological migration and competition. We estimate that the profit from services provided to our affiliates was approximately $200 million and $280 million, before income taxes for the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively.

Operating Expenses

        As discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Item 8 of this report, during the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative and as a result, we reclassified previously reported amounts to conform to the current period presentation.

        The following table summarizes our operating expenses:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,833	626	2,459	2,585	(126)	(5)%
Selling, general and administrative	1,499	501	2,000	2,136	(136)	(6)%
Operating expenses—affiliates	238	52	290	194	96	49%
Depreciation and amortization	1,866	451	2,317	1,873	444	24%

Total operating expenses	$5,436	1,630	7,066	6,788	278	4%

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); and other expenses directly related to our network.

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

        These expenses decreased primarily due to decreased pension expense, professional fees and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink's indirect acquisition of us.

        QCII allocates the expense or income of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. We recorded combined net periodic benefits expenses of $61 million in 2011 as compared to $125 million in 2010. The decrease in combined net periodic benefits expense in 2011 is primarily due to acquisition accounting. We expect to record combined net periodic income of approximately $7 million in 2012. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report.

  Operating Expenses—Affiliates

        Affiliates expenses include charges for our use of long-distance services, wholesale access and insurance, occupancy charges and certain retiree benefits provided by our affiliates.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Depreciation	$914	393	1,307	1,652	(345)	(21)%
Amortization	952	58	1,010	221	789	nm

Total depreciation and amortization	$1,866	451	2,317	1,873	444	24%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        As of April 1, 2011, our property, plant and equipment was recorded at fair value and as a result net property, plant and equipment decreased $2.499 billion due to CenturyLink's indirect acquisition of us. The decrease in asset value resulted in lower depreciation expense for the combined year ended December 31, 2011. The accounting for CenturyLink's indirect acquisition of us also resulted in an additional $5.699 billion in amortizable intangible customer relationship assets, which resulted in an additional $598 million of amortization expense for the combined year ended December 31, 2011. In addition, capitalized software was recorded at a fair value of $1.702 billion, an increase of $887 million, resulting in amortization expense of $412 million for the combined year ended December 31, 2011 as compared to $221 million for the predecessor year ended December 31, 2010.

Other Consolidated Results

        The following table summarizes other income (expense) and income tax expense:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)	% Change
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Interest expense	$(299)	(150)	(449)	(615)	(166)	(27)%
Other income (expense)	(8)	2	(6)	5	nm	nm

Total other income (expense)	$(307)	(148)	(455)	(610)	(155)	25%

Income tax expense	$349	191	540	791	(251)	(32)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Income (Expense)

        Interest expense decreased in the combined year ended December 31, 2011 primarily due to the amortization of the net premium associated with our long-term debt, which resulted from the accounting for CenturyLink's indirect acquisition of us.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate for the combined year ended December 31, 2011 and the predecessor years ended December 31, 2010 and 2009 was 39%, 42% and 38%, respectively.

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

        On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with CenturyLink's acquisition of QCII. However, certain of the expenses that were allocated to us for this acceleration are not deductible for income tax purposes and as such they increased our effective tax rate for the year ended December 31, 2010 by 1.1 percentage points.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) intercompany revenues and expenses; (vi) affiliates transactions; and (vii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for CenturyLink's indirect acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to CenturyLink's indirect acquisition of us involves estimates and judgments by our management that may be adjusted during the measurement period, but in no case beyond one year from the acquisition date. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations.

        Our acquisition resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on preliminary estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $9.453 billion, which has been recognized as goodwill. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair values of the acquired assets and assumed liabilities, along with the related allocations to goodwill and intangible assets. The amounts recorded related to the acquisition are preliminary and subject to revision pending the final fair valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011.

Goodwill, Customer Relationships and Other Intangible Assets

        We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's indirect acquisition of us, we have determined that we are one reportable unit.

        We early adopted the provisions of Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to ourcarrying value (including goodwill). If the estimated fair valueis greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment as of our September 30 measurement date given the six month proximity of the goodwill impairment measurement date and the acquisition date resulting in the creation of the goodwill.

        As a result of CenturyLink's indirect acquisition of us and the related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in our carrying value will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and our risk rating.

        The qualitative analysis included assessing the impact of changes in certain factors from April 1, 2011 (the acquisition date on which all assets and liabilities were assigned a fair value) to September 30, 2011 (the goodwill impairment testing date), including (i) changes in forecasted operating results and comparing actual results to those utilized in the April 1, 2011 fair value assignment; (ii) changes in our weighted average cost of capital from April 1, 2011 to September 30, 2011; (iii) changes in the industry or our competitive environment since the acquisition date; (iv) changes in the overall economy, our market share and interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as a management turnover, changes in regulation and changes in litigation matters.

        Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of the successor date of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of the successor date of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of December 31, 2011, we believe the forecasted results of future periods are not materially different than those used as of April 1, 2011.

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

        Should our future operating results not meet forecasted expectations or should our weighted average cost of capital increase significantly in the future, we may be required to assess our goodwill for impairment prior to the next required testing date of September 30, 2012. In addition, we cannot assure that other adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; and (vi) a significant adverse change in legal factors or in the overall business climate. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2012.

Property, Plant and Equipment

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, replacement history and assumptions about technology evolution to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent review did not have a material impact on the level of our depreciation expense.

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $180 million or increased depreciation by approximately $260 million, respectively.

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

Pension and Post-Retirement Benefits

        Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII's post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in

QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

        In computing the pension and post-retirement health care and life insurance benefits expenses and obligations, the most significant assumptions QCII makes include discount rate, expected rate of return on plan assets, health care trend rates and QCII's evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense we record.

        Changes in any of the above factors QCII made in computing the pension and post-retirement health care and life insurance benefit expenses could impact general, administrative and other operating expenses and the affiliate benefits receivable or payable allocated to us as described above. For further discussion of the QCII pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see QCII's Annual Report on Form 10-K for the year ended December 31, 2011.

Intercompany Revenue and Expenses

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

        The methodologies discussed above for determining affiliates revenue and charges are based on rules that the FCC adopted pursuant to the Communications Act, as amended by the Telecommunications Act. We believe the accounting estimates related to affiliates revenue and charges are "critical accounting estimates" because determining market rates and determining the allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified, (ii) are based on regulatory rules which are subject to change and (iii) QCII occasionally changes which affiliates provide them services which can impact overall costs and related affiliates charges, all of which require significant judgment and assumptions.

Affiliates Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

Income Taxes

        Until April 1, 2011, we were included in the consolidated federal income tax return of QCII. Since CenturyLink's acquisition of QCII on April 1, 2011, we are included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies.

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

        The measurement of deferred taxes often involves an exercise of judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These and other matters involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of the successor date of December 31, 2011, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, our valuation allowance did not require material adjustments. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12- Income Taxes for additional information.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements as our qualitative analysis as of September 30, 2011, indicated that more likely than not, the fair value of our single reporting unit exceeded its carrying value as of that date.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

Liquidity and Capital Resources

Overview

        We are a wholly owned subsidiary of QSC, which is a direct wholly owned subsidiary of QCII and as of April 1, 2011, became an indirect wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time and are classified as short-term loans. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as a short-term affiliate loan. From time to time we may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Given our upgrade to an investment grade rating on April 1, 2011, our debt covenants do not limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of December 31, 2011, our current liabilities exceeded our current assets by $918 million compared to $3.734 billion as of April 1, 2011. Our working capital deficit decreased $2.816 billion primarily due to net income before depreciation, amortization and net proceeds from our long term debt issuances, partially offset by capital expenditures and dividends declared to QSC. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or loans from CenturyLink.

Debt and Other Financing Arrangements

        Until April 1, 2011, QCII had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with CenturyLink's acquisition of QCII. In January 2011, CenturyLink entered into a new four-year revolving credit facility (the "Credit Facility") that allows CenturyLink to borrow up to $1.700 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access. As of the successor date of December 31, 2011, CenturyLink had approximately $1.4 billion and $31 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.

        As of the successor date of December 31, 2011, our long-term debt (including current maturities) totaled $8.325 billion, compared to $8.012 billion outstanding as of the predecessor date of December 31, 2010. Substantially all of the $313 million increase in our debt is attributable to our recent debt issuances offset by repayments of maturing long-term debt.

        Subject to market conditions, from time to time we expect to continue to issue debt securities to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors.

        On October 4, 2011, we issued $950 million aggregate principal amount of our 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are our senior unsecured obligations and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points. In October 2011, we used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described below and available cash, to redeem the $1.500 billion aggregate principal amount of our 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

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

        On June 8, 2011, we issued $661 million aggregate principal amount of our 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are our unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. We used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011 and to pay related fees and expenses.

        We were in compliance with all provisions and covenants of our debt agreements as of the successor date of December 31, 2011. See Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2011:

	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$64	805	634	420	812	5,270	8,005
Interest on long-term debt and capital leases(1)	553	536	518	458	408	6,207	8,680
Operating leases	50	33	27	22	18	36	186
Purchase commitments(2)	70	47	33	30	30	35	245
Non-qualified pension obligation	2	2	2	2	2	18	28
Other	2	2	2	2	1	31	40

Total future contractual obligations(3)	$741	1,425	1,216	934	1,271	11,597	17,184

(1)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2011.

(2)
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

(3)
The table does not include:

•
our open purchase orders as of the successor date of December 31, 2011. These purchase orders are generally at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate cash funding requirements for pension benefits payable to certain eligible current and future retirees allocated to us by QCII. Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII's cash funding projections are discussed further below;

•
affiliate post-retirement benefits payable to certain eligible current and future retirees. Not all of QCII's post-retirement benefit obligation amount is a contractual obligation and are not contractual obligations of ours and therefore are not reported in the table. See additional information on QCII's benefits plans in Note 8—Employee Benefits Item 8 of QCII's annual report on Form 10-K;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we exited these contracts in 2012, termination fees for these contracts would be $56 million. In the normal course of business, we believe the payment of these fees is likely to be remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

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

        Our capital expenditures continue to be focused on our strategic services primarily our broadband services. In 2012, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will be similar to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Pension and Post-retirement Benefit Obligations

        QCII is subject to material obligations under its existing defined benefit pension and other post-retirement benefit plans. As of the April 1, 2011, the acquisition date, QCII recognized liabilities for the accounting unfunded status of pension and other post-retirement benefit obligations of $627 million and $2.706 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates.

        Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. QCII opted to make a contribution of $307 million in December 2011, and therefore, will not be required to make a contribution in 2012 based on current funding laws and regulations. Although potentially significant in the aggregate, QCII currently expects that plan contributions in 2013 and beyond will decrease from the 2011 contribution amount. However, the actual amount of required plan contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of the successor date of December 31, 2011, the fair value of the trust assets was $643 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Other Matters

        CenturyLink and QCII are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters

Historical Information

        The following table summarizes cash flow activities:

	Successor	Predecessor	Combined	Predecessor	Increase / (Decrease)
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Net cash provided by operating activities	$2,201	869	3,070	3,235	(165)
Net cash used in investing activities	(1,191)	(335)	(1,526)	(1,256)	270
Net cash used in financing activities	(1,208)	(525)	(1,733)	(2,801)	(1,068)

        Net cash provided by operating activities decreased primarily due to decreased cash payments received from customers as a result of decreased revenues in the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink and payments for property, plant and equipment.

        Net cash used in financing activities decreased primarily due to $2.126 billion of net proceeds from the issuance of debt, as well as a $830 million decrease in dividends paid to QSC for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. This decrease was partially offset by a $1.848 billion increase in payments of long-term debt for the combined year ended December 31, 2011 compared to the predecessor year ended December 31, 2010. For additional information regarding our financing activities, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this report.

Certain Matters Related to CenturyLink's Acquisition of QCII

        Effective after CenturyLink's indirect acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. We will continue to account for income tax expense on a stand-alone basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting will apply.

        As the successor date of December 31, 2011, we had paid certain costs that were associated with the CenturyLink acquisition. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

        In accounting for the CenturyLink's indirect acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $8.688 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value our debt securities exceeded their stated principal balances on the acquisition date by $672 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates; however, as of the successor date of December 31, 2011 we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        As of the successor date of December 31, 2011, we have approximately $8.1 billion (excluding capital lease and other obligations) of long-term debt outstanding, 91% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $750 million of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2011.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above or (ii) discussed under the heading "Market Risk" above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this report is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Qwest Corporation:

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2011(Successor date) and 2010 (Predecessor date) and the related consolidated statements of operations, stockholder's (deficit) equity and comprehensive income, and cash flows for the periods from April 1, 2011 to December 31, 2011 (Successor period), and from January 1, 2011 to March 31, 2011 (Predecessor period) and each of the years in the two-year period ended December 31, 2010 (Predecessor periods). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Corporation and subsidiaries as of December 31, 2011 (Successor period) and 2010 (Predecessor date) and the results of their operations and their cash flows for the periods from April 1, 2011 to December 31, 2011 (Successor period), and from January 1, 2011 to March 31, 2011 and each of the years in the two-year period ended December 31, 2010 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the consolidated financial statements, effective April 1, 2011, CenturyLink, Inc. acquired all of the outstanding stock of Qwest Corporation's indirect parent, Qwest Communications International Inc., in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP
KPMG LLP
Denver, Colorado
March 2, 2012

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$5,419	1,870	7,700	8,075
Operating revenues—affiliates	1,216	398	1,571	1,656

Total operating revenues	6,635	2,268	9,271	9,731

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,833	626	2,585	2,796
Selling, general and administrative	1,499	501	2,136	2,222
Operating expenses—affiliates	238	52	194	175
Depreciation and amortization	1,866	451	1,873	1,976

Total operating expenses	5,436	1,630	6,788	7,169

OPERATING INCOME	1,199	638	2,483	2,562
OTHER INCOME (EXPENSE)
Interest expense	(299)	(150)	(615)	(632)
Other income (expense)	(8)	2	5	(9)

Total other income (expense)	(307)	(148)	(610)	(641)

INCOME BEFORE INCOME TAX EXPENSE	892	490	1,873	1,921
Income tax expense	349	191	791	724

NET INCOME	$543	299	1,082	1,197

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
NET INCOME	$543	299	1,082	1,197

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on investments and other, net of tax	—	1	(4)	9

Other comprehensive income	—	1	(4)	9

COMPREHENSIVE INCOME	$543	300	1,078	1,206

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	192
Accounts receivable, less allowance of $42 and $48	712	720
Short-term affiliate loans	198	—
Deferred income taxes, net	168	159
Other	98	181

Total current assets	1,179	1,252
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,457	44,205
Accumulated depreciation	(915)	(34,045)

Net property, plant and equipment	7,542	10,160
GOODWILL AND OTHER ASSETS
Goodwill	9,453	—
Customer relationships, net	5,101	—
Other intangible assets, net	1,460	888
Other	197	270

Total goodwill and other assets	16,211	1,158

TOTAL ASSETS	$24,932	12,570

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$64	871
Accounts payable	654	679
Accounts payable—affiliates, net	189	205
Dividends payable—Qwest Services Corporation	310	140
Accrued expenses and other liabilities
Salaries and benefits	257	326
Other taxes	221	193
Other	129	170
Advance billings and customer deposits	273	372

Total current liabilities	2,097	2,956

LONG-TERM DEBT	8,261	7,141

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,860	1,327
Affiliates obligations, net	1,572	1,602
Other	255	375

Total deferred credits and other liabilities	4,687	3,304

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY (DEFICIT )
Common stock—one share without par value, owned by Qwest Services Corporation	9,972	11,425
Accumulated deficit	(85)	(12,256)

Total stockholder's equity (deficit)	9,887	(831)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$24,932	12,570

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)

OPERATING ACTIVITIES
Net income	$543	299	1,082	1,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,866	451	1,873	1,976
Deferred income taxes	150	76	241	(137)
Provision for uncollectible accounts	44	17	70	85
Long-term debt (premium) discount amortization	(133)	3	11	8
Changes in current assets and liabilities:
Accounts receivable	(71)	18	(22)	48
Accounts payable	(47)	(20)	51	19
Accounts receivable and payable—affiliates, net	(108)	93	(81)	—
Accrued income and other taxes	(36)	50	(16)	(122)
Other current assets and other current liabilities, net	(6)	(89)	11	10
Changes in other noncurrent assets and liabilities	11	(36)	15	27
Changes in other noncurrent assets and liabilities—affiliates	(53)	—	7	44
Other, net	41	7	(7)	12

Net cash provided by operating activities	2,201	869	3,235	3,167

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,036)	(341)	(1,240)	(1,106)
Changes in interest in investments managed by Qwest Services Corporation	—	4	(17)	13
Changes in short-term affiliate loans	(157)	—	—	—
Other, net	2	2	1	(7)

Net cash used in investing activities	(1,191)	(335)	(1,256)	(1,100)

FINANCING ACTIVITIES
Payments of long-term debt	(2,368)	(14)	(534)	(25)
Net proceeds from issuance of long-term debt	2,126	—	—	738
Dividends paid to Qwest Services Corporation	(900)	(530)	(2,260)	(2,000)
Other, net	(66)	19	(7)	1

Net cash used in financing activities	(1,208)	(525)	(2,801)	(1,286)

Net (decrease) increase in cash and cash equivalents	(198)	9	(822)	781
Cash and cash equivalents at beginning of period	201	192	1,014	233

Cash and cash equivalents at end of period	$3	201	192	1,014

Supplemental cash flow information:
Income taxes (paid to) refunded from Qwest Services Corporation, net	$(327)	116	(677)	(968)
Interest paid (net of capitalized interest of $8, $3, $12 and $10)	$(464)	(149)	(603)	(597)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,973	11,425	11,346	11,326
Asset transfers	(1)	—	79	20

Balance at end of period	9,972	11,425	11,425	11,346

ACCUMULATED DEFICIT
Balance at beginning of period	—	(12,256)	(11,034)	(10,540)
Net income	543	299	1,082	1,197
Dividends declared to Qwest Services Corporation	(628)	(1,000)	(2,300)	(1,700)
Change in other comprehensive income	—	1	(4)	9

Balance at end of period	(85)	(12,956)	(12,256)	(11,034)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$9,887	(1,531)	(831)	312

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.

(1) Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.

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

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relates to the period preceding the acquisition and the period succeeding the acquisition. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our financial statements for the successor periods are not comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        During the first quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. We revised our definitions so that our expense classifications are more consistent with the expense classifications used by our new ultimate parent company, CenturyLink. These revisions resulted in the reclassification of $930 million and $1.092 billion from selling, general and administrative to cost of services and products for the predecessor years ended December 31, 2010 and 2009, respectively. Our current definitions are as follows:

  •
  Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

    and utilities expenses; equipment sales expenses (such as modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network.

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

        We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K as of the predecessor date of December 31, 2010. We made these changes so that the classifications of our assets and liabilities are more consistent with the asset and liability classifications used by our new ultimate parent company, CenturyLink. These reclassifications primarily included combining $899 million non-current prepaid pension asset—affiliates and $2.501 billion non-current post-retirement, other post-employment benefits and other—affiliates into $1.602 billion non-current affiliates obligations, net. We also combined $193 million accounts receivable—affiliates, $180 million current portion of post-retirement, other post-employment benefits and other—affiliates into accounts payable—affiliates, net. We reclassified $220 million from accrued expenses and other current liabilities to accounts payable. In addition, we reclassified $25 million from capitalized software, net into net property, plant and equipment.

Summary of Significant Accounting Policies

  Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive income and our consolidated

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments and Contingencies for additional information.

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

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination. Revenues from installation activities are deferred and recognized as revenue over the estimated life of the customer relationship. The costs associated with such installation activities, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership and act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

  Affiliates Transactions

        We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

        Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.

        In the normal course of business, we transfer assets to and from our parent, QSC which are recorded through our equity. It is our policy to record asset transfers based on carrying values. We have recorded $28 million of noncash dividends associated with asset transfers to QSC during the successor nine months ended December 31, 2011.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and costs of services and products.

        In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Costs related to advertising are expensed as incurred. For the successor nine months ended December 31, 2011 our advertising expense was $174 million and $65 million for the predecessor three months ended March 31, 2011 and $292 million and $328 million for the predecessor years ended December 31, 2010 and 2009, respectively. This expense is included in selling, general and administrative expenses in our consolidated statements of operations.

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        Until April 1, 2011, we were included in the consolidated federal income tax return of QCII. Since CenturyLink's acquisition of QCII on April 1, 2011, we are included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies.

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

        We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. In the predecessor periods, we amortized these credits ratably over the estimated service lives of the related assets as a credit to our income tax expense in our consolidated statements of operations.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Subsequent to CenturyLink's indirect acquisition of us, our cash collections are transferred to CenturyLink on a daily basis and our parent funds our cash disbursement needs. The net cash transferred to CenturyLink has been reflected as short-term affiliate loans in our consolidated balance sheets. As a result, cash and cash equivalents in the successor period are comprised of demand deposits with financial institutions. During the predecessor periods, in evaluating investments for classification as

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

cash equivalents, we required that individual securities have original maturities of three months or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer's credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

  Property, Plant and Equipment

        As a result of CenturyLink's indirect acquisition of us, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Therefore, the allocated fair values of the assets represent their new basis of accounting in our consolidated financial statements. This resulted in adjustments to our property, plant and equipment accounts, including accumulated depreciation at the acquisition date. The adjustments related to CenturyLink's indirect acquisition of us are described in Note 2—Acquisition of QCII by CenturyLink and Note 6—Property, Plant and Equipment.

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent reviews did not have a material impact on the level of our depreciation expense.

        We review property, plant and equipment for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, property, plant and equipment is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill and customer relationships are initially recorded at fair value. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

        As a result of CenturyLink's indirect acquisition of us, the software used by us for internal use was adjusted to fair value as of the acquisition date. During the predecessor and successor periods, we have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        We review customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of the our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        We are required to review goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the fair value. The impairment testing is at the reporting unit level, and in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's indirect acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

  Pension and Post-Retirement Benefits

        Substantially all of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII's post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

        For further information on QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans, see QCII's Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a company would not be required to perform the two-step goodwill impairment test for that reporting

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Basis of Presentation and Summary of Significant Accounting Policies (Continued)

unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements as our qualitative analysis as of September 30, 2011, indicated that more likely than not, the fair value of our single reporting unit exceeded its carrying value as of that date.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

(2) Acquisition of QCII by CenturyLink

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink.

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, certain liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject change. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of the successor date of December 31, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.453 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. Our aggregate consideration allocation is based on our preliminary estimate of enterprise value of $18.661 billion less the fair value of our debt of $8.688 billion.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Acquisition of QCII by CenturyLink (Continued)

        The following is our preliminary assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$1,102
Property, plant and equipment	7,496
Identifiable intangible assets:
Customer relationships	5,699
Capitalized software	1,702
Other noncurrent assets	201
Current liabilities, excluding current maturities of long-term debt	(2,458)
Current maturities of long-term debt	(2,378)
Long-term debt	(6,310)
Deferred credits and other liabilities	(4,534)
Goodwill	9,453

Aggregate consideration	$9,973

        We retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-Q for the quarter ended September 30, 2011. Identifiable intangible assets decreased due to a $353 million decrease in customer relationships valuation. Property, plant and equipment increased by $69 million primarily from a revision to our buildings asset valuation. Deferred credits and other liabilities decreased by $103 million primarily from a change in deferred income taxes and a revision to our pension and post retirement asset valuation. Goodwill increased by $171 million as an offset to the above mentioned changes. The adjustment to intangible assets and property, plant and equipment valuations and the resulting application of depreciation and amortization expense did not result in a material change to previously reported depreciation and amortization expense.

        We have recognized $146 million of expense associated with activities related to CenturyLink's indirect acquisition of us during the successor nine months ended December 31, 2011. These expenses were comprised primarily of severance, retention bonuses, share-based compensation allocated to us by QCII and system integration consulting. During the predecessor three months ended March 31, 2011, we recognized $2 million of expenses associated with our activities related to the acquisition. As of April 1, 2011, as part of acquisition accounting, we also included in our goodwill $22 million for certain performance awards and $14 million related to retention bonuses, all of which were contingent solely on the completion of the acquisition and had no benefit to CenturyLink after the acquisition.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

		Successor	Predecessor
	Weighted Average of Remaining Lives	December 31, 2011	December 31, 2010

		(Dollars in millions)
Goodwill	N/A	$9,453	—

Customer relationships, less accumulated amortization of $598 and $—	9.3 years	$5,101	—

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $354 and $1,741	4.1 years	$1,460	888

        As of the successor date of December 31, 2011, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $16.966 billion. These assets were recorded at fair value on April 1, 2011 as a result of CenturyLink's indirect acquisition of us.

        Total amortization expense for intangible assets was as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(Dollars in millions)
Amortization expense for intangible assets	$952	58	221	208

        We amortize customer relationships over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)
Year ending December 31,
2012	$1,074
2013	1,010
2014	884
2015	776
2016	670
2017 and thereafter	2,147

        We regularly review the estimated lives and methods used to amortize our software and customer relationships. The actual amounts of amortization expense may differ materially from our estimated future amortization, depending on the results of our periodic reviews of estimated lives, amortization methods and our final determinations of acquisition date fair value related to our intangible assets.

        We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. If, after completing our qualitative assessment we determine that it is more likely than not that the carrying value exceeds estimated fair value, we compare the fair value to ourcarrying value (including goodwill). If the estimated fair valueis greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We elected to early adopt the provisions of ASU 2011-8 and perform a qualitative assessment given the six month proximity of the goodwill impairment date and the acquisition date resulting in the creation of the goodwill.

        As a result of the acquisition and related acquisition accounting, the carrying value of our assets and liabilities equaled our fair value as of April 1, 2011. A decrease in our fair value in excess of a reduction in the carrying value of our net assets will result in us having a carrying value in excess of our fair value, which may result in an impairment of our goodwill. There is significant judgment in estimating the fair value of the company. The factors that most significantly impact our estimate of fair value include forecasted cash flows and a risk adjusted discount rate. The applicable risk adjusted discount rate is impacted by the market risk free rate of return and a risk premium associated with a group of peer telecommunications companies, which have been deemed to be market participants for purposes of determining the fair value of the company.

        The qualitative analysis included assessing the impact of changes in certain factors from April 1, 2011 (the acquisition date on which all assets and liabilities were assigned a fair value) to September 30, 2011 (the goodwill impairment testing date), including (i) changes in forecasted operating results and comparing actual results to those utilized in the April 1, 2011 fair value assignment; (ii) changes in our weighted average cost of capital from April 1, 2011 to September 30, 2011; (iii) changes in the industry or our competitive environment since the acquisition date; (iv) changes in the overall economy, our market share and market interest rates since the acquisition date; (v) trends in the stock price of CenturyLink and related market capitalization and enterprise values; (vi) trends in peer companies total enterprise value metrics; (vii) control premiums paid for recent industry transactions; and (viii) additional factors such as management turnover, changes in regulation and changes in litigation matters.

        Based on our qualitative assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit exceeded its carrying value as of September 30, 2011 and thus, determined it was not necessary to perform the two step goodwill impairment test. We believe the more impactful assessments include our actual results compared to those forecasted as of April 1, 2011 and the decline in our weighted average cost of capital since April 1, 2011. To date, our actual operating results have been comparable to those forecasted as of April 1, 2011 and, as of September 30, 2011, we believe the forecasted results of future periods are not materially different than those estimated as of April 1, 2011.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor	Predecessor
			Year Ended December 31, 2011	Year Ended December 31, 2010
	Interest Rates	Maturities

			(Dollars in millions)
Notes(1)	6.500%-8.375%	2013-2051	$4,647	4,786
Debentures	6.875%-7.750%	2014-2043	3,182	3,182
Capital lease and other obligations	Various	Various	176	198
Unamortized premiums (discounts)			320	(154)

Total long-term debt			8,325	8,012

Less current maturities			(64)	(871)

Long-term debt, excluding current maturities			$8,261	7,141

(1)
Our $750 million Notes due 2013 are floating rate notes which are re-measured every three months. As of the most recent measurement date (December 15, 2011) the rate for these notes was 3.796% which is not included in the rates stated above.

New Issuances

        On October 4, 2011, we issued $950 million aggregate principal amount of our 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are our senior unsecured obligations and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points.

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

        On June 8, 2011, we issued $661 million aggregate principal amount of our 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are our unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        Until April 1, 2011, QCII had a revolving credit facility, which made available to us $1.035 billion of additional credit subject to certain restrictions. That credit facility was terminated in conjunction with CenturyLink's acquisition of QCII. In January 2011, CenturyLink entered into a new four-year revolving credit facility with various lenders (the "Credit Facility") that allows CenturyLink to borrow up to $1.700 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink's then-current senior unsecured long-term debt rating. As of the successor date of December 31, 2011, CenturyLink had approximately $277 million and $129 million outstanding under the Credit Facility and the separate letter of credit arrangement, respectively. We are not guarantors of the Credit Facility or any other debt obligations of our affiliates.

        In April 2009, we issued approximately $811 million aggregate principal amount of 8.375% Notes due 2016. We used the net proceeds, after deducting underwriting discounts and expenses, of $738 million for general corporate purposes, including repayment of indebtedness and funding or refinancing investments in our telecommunication assets. The notes are unsecured obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with our other long-term borrowings.

Repayments

        In October 2011, we used the net proceeds of $927 million from the October 4, 2011 debt issuance, together with the $557 million of net proceeds received from the September 21, 2011 debt issuance described above and available cash, to redeem the $1.5 billion aggregate principal amount of our 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        In June 2011, we used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        In June 2010, we paid at maturity the $500 million aggregate principal amount of our 6.95% Term Loan due 2010.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other):

(Dollars in millions)
2012	$64
2013	805
2014	634
2015	420
2016	812
2017 and thereafter	5,270

Total notes and debentures	$8,005

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Long-Term Debt (Continued)

Interest Expense

        Interest expense includes interest on long-term debt and capital lease obligations. The following table presents the amount of gross interest expense, net of capitalized interest:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(Dollars in millions)
Interest expense on long-term debt:
Gross interest expense	$304	153	627	642
Capitalized interest	(5)	(3)	(12)	(10)

Total interest expense on long-term debt	$299	150	615	632

Long-Term Debt Covenants

        The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of our debt agreements as of the successor date of December 31, 2011.

(5) Accounts Receivable

        The following table presents details of our accounts receivable balances:

	Successor	Predecessor
	December 31, 2011	December 31, 2010

	(Dollars in millions)
Trade receivables	$470	469
Earned and unbilled receivables	134	140
Purchased and other receivables	150	159

Total accounts receivable	754	768
Less: allowance for doubtful accounts	(42)	(48)

Accounts receivable, less allowance	$712	720

        We are exposed to concentrations of credit risk from residential customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Accounts Receivable (Continued)

accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

        The following table presents details of our allowance for doubtful accounts:

Allowance for Doubtful Accounts
(Dollars in millions)
Balance at January 1, 2009 (Predecessor)	$52
Charged to expense-net	85
Deductions	(84)

Balance at December 31, 2009 (Predecessor)	53
Charged to expense-net	70
Deductions	(75)

Balance at December 31, 2010 (Predecessor)	48
Charged to expense-net	17
Deductions	(18)

Balance at March 31, 2011 (Predecessor)	$47

Fair value adjustment	(47)

Balance at April 1, 2011 (Successor)	$—
Charged to expense-net	44
Deductions	(2)

Balance at December 31, 2011 (Successor)	$42

        As a result of CenturyLink's indirect acquisition of us, the allowance for doubtful accounts as of the acquisition date of $47 million was reduced to zero and our gross accounts receivable were reduced by $47 million to reflect its acquisition date fair value.

(6) Property, Plant and Equipment

        CenturyLink accounted for its indirect acquisition of us under the acquisition method of accounting, which requires the assignment of the purchase price to the assets acquired based on the preliminary estimates of their fair values at the acquisition date.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property, Plant and Equipment (Continued)

        Net property, plant and equipment is composed of the following:

		Successor	Predecessor
	Depreciable Lives	December 31, 2011	December 31, 2010
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$368	97
Fiber, conduit and other outside plant(1)	8-45 years	3,255	20,431
Central office and other network electronics(2)	7-10 years	2,185	18,932
Support assets(3)	5-30 years	2,486	4,637
Construction in progress(4)	N/A	163	108

Gross property, plant and equipment		8,457	44,205

Accumulated depreciation		(915)	(34,045)

Net property, plant and equipment		$7,542	10,160

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We recorded depreciation expense of $914 million, $393 million, $1.652 billion and $1.768 billion for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively.

(7) Severance

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression of our integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Severance (Continued)

        Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at January 1, 2009 (Predecessor)	$54
Accrued to expense	116
Payments, net	(88)
Reversal and adjustments	(7)

Balance at December 31, 2009 (Predecessor)	75

Accrued to expense	67
Payments, net	(109)
Reversals and adjustments	(5)

Balance at December 31, 2010 (Predecessor)	28

Accrued to expense	3
Payments, net	(11)
Reversals and adjustments	(1)

Balance at March 31, 2011 (Predecessor)	19

Fair value adjustment	(2)

Balance at April 1, 2011 (Successor)	17

Accrued to expense	118
Payments, net	(97)
Reversals and adjustments	(9)

Balance at December 31, 2011 (Successor)	$29

        Our severance expenses for the successor nine months ended December 31, 2011 also included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink's indirect acquisition of us.

(8) Employee Benefits

Pension and Post-Retirement Benefits

        We are required to disclose the amount of our contributions to QCII relative to the QCII pension and post-retirement benefit plans. QCII opted to make a pension contribution of $307 million in December 2011, and therefore, will not be required to make a pension contribution in 2012 based on current funding laws and regulations. Although potentially significant in the aggregate, QCII currently expects that pension contributions in 2013 and beyond will decrease from the 2011 pension contribution amount. However, the actual amount of required contributions in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. No post-retirement occupational health care trust contributions were made during the successor year ended December 31, 2011 or the predecessor years ended December 31, 2010 and 2009 and we do not expect to make a contribution in 2012.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        The unfunded status of QCII's pension plan for accounting purposes was $627 million and $585 million as of the successor date of December 31, 2011 and as of the predecessor date of December 31, 2010, respectively. The unfunded status of its post-retirement benefit plans for accounting purposes was $2.706 billion and $2.522 billion as of the successor date of December 31, 2011 and as of the predecessor date of December 31, 2010, respectively. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the assets or obligations that are allocated to us.

        We recognized an allocated $51 million in pension income for the successor nine months ended December 31, 2011, as well as $11 million, $53 million and $104 million in pension expense for the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Our allocated post-retirement benefit expense for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009 was $84 million, $16 million, $72 million and $89 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII's total pension and post-retirement benefit expenses were 96%, 102%, 101% and 99% for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in general, administrative and other operating expenses.

        QCII sponsors a noncontributory qualified defined benefit pension plan (referred to as QCII's pension plan) for substantially all of our employees. In addition to this tax qualified pension plan, QCII also maintains a non-qualified pension plan for certain eligible highly compensated employees. These plans also provide survivor and disability benefits to certain employees. In November 2009, QCII amended the pension plan and the non-qualified pension plans to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from CenturyLink. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, QCII has eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. QCII previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.

        QCII maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The benefit obligation for QCII's occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII's written benefit plans. In calculating this obligation, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In 2008, we negotiated our current four-year collective bargaining agreements which covered approximately 13,000 of our unionized employees as of the successor date of December 31, 2011. The plan was amended to

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

reflect changes affecting eligible post-1990 retirees who are former represented employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out-of-pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former represented employees. These changes have been considered in calculating the benefit obligation under QCII's occupational health care plan.

        The terms of the post-retirement health care and life insurance plans between QCII and its eligible non-represented employees and its eligible post-1990 non-represented retirees are established by QCII and are subject to change at its discretion. QCII has a practice of sharing some of the cost of providing health care benefits with its non-represented employees and post-1990 non-represented retirees. The benefit obligation for the non-represented post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with non-represented employees and post-1990 non-represented retirees. However, QCII's contribution under its post-1990 non-represented retirees' health care plan is capped at a specific dollar amount. Effective January 1, 2009, QCII amended its post-1990 non-represented retiree plan to, among other things, (i) require retirees to pay increased out-of-pocket costs and (ii) eliminate the reimbursement of Medicare Part B premiums.

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

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $167 million, $57 million, $224 million and $233 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Participating non-represented employees contributed $25 million, $8 million, $33 million and $32 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Participating represented employees contributed $9 million, $2 million, $11 million and $10 million for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. Our group life insurance plan is fully insured and the premiums are paid by us.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Employee Benefits (Continued)

        No contributions were made to the post-retirement occupational health care trust in 2011 or 2010 and we do not expect to make a contribution in 2012.

  401(k) Plan

        QCII sponsors a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, QCII, on our behalf, matches a percentage of our employees' contributions in cash. We recognized $36 million, $12 million, $51 million and $54 million in expense related to this plan for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively.

  Deferred Compensation Plans

        QCII sponsors a non-qualified unfunded deferred compensation plan for various groups that include certain of our current and former highly compensated employees. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including CenturyLink's common stock. The value of the assets and liabilities related to this plan is not significant.

(9) Stock-Based Compensation

        During the predecessor year ended December 31, 2010, our employees participate in QCII's Equity Incentive Plan ("EIP") and Employee Stock Purchase Plan ("ESPP"). Due to CenturyLink's acquisition of QCII and the purchasing of its outstanding stock, QCII no longer offers these plans.

Stock-Based Compensation Expense

        Stock-based compensation expenses were included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor years, we recognized compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We also recognized compensation expense when our employees purchased QCII's common stock under the ESPP for the difference between the employees' purchase price and the fair value of QCII's stock.

        For the successor nine months ended December 31, 2011, we were allocated a stock based compensation expense of $19 million from our ultimate parent company, CenturyLink. For the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010, and 2009, our total stock-based compensation expense was approximately $3 million, $121 million and $48 million, respectively. We recognized an income tax benefit of $7 million, $1 million, $30 million and $19 million associated with our stock compensation expense during the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010, and 2009, respectively.

        On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with CenturyLink's acquisition of

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Stock-Based Compensation (Continued)

QCII. As the vast majority of affected employees are employed by us, QCII allocated substantially all of the $63 million expense associated with this accelerated vesting to us.

        Due to CenturyLink's acquisition of QCII, we now record the stock-based compensation expense that is allocated to us from CenturyLink which is included in operating expenses-affiliates in our consolidated statements of operations. Based on the many factors that affect the allocation, the amount of stock-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We cash settle the stock-based compensation expense allocated to us from CenturyLink.

(10) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services in 14 states, including local, network access, broadband, data and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including DIRECTV) and Verizon Wireless services;

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of USF surcharges and services we provide to our affiliates. We provide to our affiliates data, local services and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates: marketing, sales and advertising services; computer system development and support services; network support and technical services; and other support services, such as legal, regulatory, finance and accounting, tax and human resources.

        Since the April 1, 2011 closing of CenturyLink's indirect acquisition of us, our operations are integrated into and are reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Products and Services Revenues (Continued)

        Our operating revenues for our products and services consisted of the following categories:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(Dollars in millions)
Strategic services	$2,406	793	3,059	2,900
Legacy services	2,796	1,003	4,323	4,922
Affiliates and other services	1,433	472	1,889	1,909

Total operating revenues	$6,635	2,268	9,271	9,731

        We do not have any single customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	122	43	186	182

(11) Related Party Transactions

        We provide to our affiliates telecommunications services as well as local and billing and collections services that we also provide to external customers. In addition, we provide to our affiliates, marketing, sales and advertising, computer system and development support services, network support and technical services and other support services.

        Below are details of the services we provided to our affiliates:

  •
  Telecommunications services.  Data, Internet and voice services in support of our affiliates service offerings.

  •
  Billing and collections services.  Billing and collections services in support of affiliates long-distance business.

  •
  Marketing, sales and advertising.  Marketing, sales and advertising support joint marketing of our services, including the development of marketing and advertising plans, sales unit forecasts, market research, product management, sales training and compensation plans.

  •
  Computer system and development support services.  Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

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

        We charge our affiliates for services based on market price or fully distributed cost ("FDC"). We charge our affiliates market price for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying an FDC methodology. FDC rates include salaries and wages, payroll taxes, employee benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. We believe these cost allocation methodologies are reasonable. From time to time, we adjust the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.

        We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance and accounting, tax, human resources and executive support. Our affiliates charge us for these services based on market price or FDC.

(12) Income Taxes

        We were included in the consolidated federal income tax returns and the combined state income tax returns of QCII until CenturyLink's April 1, 2011 acquisition of QCII and the consolidated federal income tax returns and certain combined state income tax returns of CenturyLink subsequent to the acquisition. Both CenturyLink and QCII treat our consolidated results as if we were a separate taxpayer. The policy requires us to pay our tax liabilities in cash based upon our separate return taxable income. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of QCII, any tax audits involving QCII will also involve us. The IRS examines all of QCII's federal income tax returns because QCII is included in the coordinated industry case program.

        As of December 31, 2010, the QCII federal income tax returns for tax years 2006-2007 and prior were examined by the IRS. We received $11 million in the third quarter of 2010 as our share of the settlements and we recorded a $4 million asset transfer with QSC to recognize the difference between the settlements recorded and the actual cash payment. In 2010, QCII filed amended federal income tax returns for 2006-2007 to make protective claims with respect to items reserved in QCII's audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

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

        A reconciliation of the unrecognized tax benefits:

	Unrecognized Tax Benefits
	Successor	Predecessor
	2011	2010
	(Dollars in millions)
Balance at January 1	$—	13
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions for prior year tax positions	—	—
Settlements	—	(13)
Reductions related to expirations of statute of limitations	—	—

Balance at December 31	$—	—

        Effective on April 1, 2011 in conjunction with CenturyLink's indirect acquisition of us, we changed our accounting policy to recognize interest expense and penalties related to income taxes as income tax expense. Prior to April 1, 2011, interest expense and penalties related to income taxes were included in the other income (expense) line of our consolidated statements of operations. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, we recognized immaterial amounts for interest related to uncertain tax positions. For the predecessor years ended December 31, 2010 and 2009, we recognized $1 million and $9 million of interest benefit related to uncertain tax positions, respectively. As of the successor date of December 31, 2011 and the predecessor date of December 31, 2010, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $5 million and $6 million, respectively. We made no accrual for penalties related to income tax positions. The interest benefit and accrued interest liability recognized as of the successor date of December 31, 2011 is related to the carryover effects of settled positions.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

Income Tax Expense

        The components of the income tax expense from continuing operations are as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$173	104	470	740
State and local	26	11	80	121

Total current tax provision	199	115	550	861
Deferred tax expense (benefit):
Federal	128	61	208	(109)
State and local	22	15	33	(28)

Total deferred tax expense (benefit)	150	76	241	(137)

Income tax expense	$349	191	791	724

        The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.5	3.4	3.9	3.1
Medicare subsidiary	—	—	2.7	—
Excess compensation	—	—	1.0	—
Other	0.6	0.6	(0.4)	(0.4)

Effective income tax rate	39.1%	39.0%	42.2%	37.7%

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,315)	(2,031)
Intangibles assets	(2,306)
Receivable from an affiliate due to pension plan participation	(364)	(340)
Other	(147)	(94)

Total deferred tax liabilities	(4,132)	(2,465)

Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	941	1,031
Debt premiums	166
Other	333	266

Total deferred tax assets	1,440	1,297

Net deferred tax liabilities	$(2,692)	(1,168)

        We have performed an evaluation of the recoverability of our deferred tax assets. It is our opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance.

Other Income Tax Information

        We paid $211 million, $677 million, and $968 million, including $103 million as our share of QCII's 2002-2005 tax years settlement with the IRS, to QSC related to income taxes in the successor year ended 2011 and the predecessor years ended 2010 and 2009, respectively. As of the successor date of December 31, 2011 we had an approximate $19 million receivable from QSC relating to income taxes reflected in accounts receivable-affiliates. As of the predecessor date of December 31, 2010 we had approximately $8 million in amounts relating to taxes payable to QSC reflected in accounts payable-affiliates on our consolidated balance sheets.

        Income tax expense for the predecessor year ended December 31, 2010 compared to 2009 increased by $55 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Among other things, these laws will disallow federal income tax deductions for retiree prescription drug benefits to the extent we receive reimbursements for those benefits under the Medicare Part D program. Although this tax increase does not take effect until 2013, under accounting principles generally accepted in the U.S. we recognize the full accounting impact in the period in which the laws are enacted.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Income Taxes (Continued)

        In the predecessor year ended December 31, 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $2 million state deferred tax expense, net of federal effect.

        In the predecessor year ended December 31, 2009, we reduced our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $4 million state deferred tax benefit, net of federal effect.

        We had unamortized investment tax credits of $2 million, $61 million and $68 million as of the successor date of December 31, 2011, and the predecessor dates of December 31, 2010 and 2009, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits was immaterial in 2011. Amortization of investment tax credits of $8 million is included in the provision for income taxes for the predecessor years ended December 31, 2010 and 2009.

(13) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable, accounts payable—affiliates and long-term debt excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts receivable—affiliates, short-term affiliate loans, accounts payable and accounts payable—affiliates approximate their fair values.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Fair Value Disclosure (Continued)

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor December 31, 2011		Predecessor December 31, 2010
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Assets—Investments securities	3	$—	—	52	52
Liabilities—Long-term debt excluding capital lease obligations	2	8,149	8,352	7,814	8,482

        During the second quarter of 2011, the rights to our auction rate securities were assigned to our ultimate parent CenturyLink. Upon assignment, the fair value of those securities was $42 million. We did not recognize a gain or loss on this assignment.

        The table below presents a rollforward of our auction rate securities valued using Level 3 inputs:

Auction Rate Securities
(Dollars in millions)
Balance at January 1, 2010	$41
Additions	16
Dispositions and settlements	(5)
Included in other comprehensive income (expense)	—

Balance at December 31, 2010 (Predecessor)	52
Dispositions and settlements	(4)
Included in other comprehensive income (expense)	1

Balance at March 31, 2011 (Predecessor)	$49

Fair value adjustment	$(7)

Balance at April 1, 2011 (Successor)	42

Assignments to CenturyLink	(42)

Balance at December 31, 2011 (Successor)	$—

        For the assets and liabilities measured at fair value on our acquisition date, we employed a variety of methods to determine these fair values, including quoted market price, observable market values of comparable assets, current replacement costs and discounted cash flow analysis. The factors that most significantly impact our estimate of fair value included forecasted cash flows and a market participant discount rate. The applicable market participant discount rate is impacted by the market risk free rate of return and risk premium associated with a group of peer telecommunication companies which have been deemed to be market participants for determining the fair value. The discount rates used in our valuations ranged from 7.5% of 9.5% depending upon the asset or liability valued and relative risk associated with the cash flows.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Stockholder's Equity (Deficit)

Common Stock

        We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

Other Net Asset Transfers

        During 2010, we recorded a $56 million equity transaction for excess tax deductions, the difference between the acceleration of stock-based compensation expense for both performance and restricted shares and the tax deduction.

        In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.

Dividends

        We declared the following cash and non-cash dividends to QSC:

		Predecessor
	Successor
			Years Ended December 31,
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011

			2010	2009
	(Dollars in millions)
Non-cash dividend to QSC(1)	$28	—	—	—
Cash dividend declared to QSC	600	1,000	2,300	1,700
Cash dividend paid to QSC	900	530	2,260	2,000

(1)
This was a non-cash transaction whereby we transferred assets via dividends to our parent company, QSC.

        The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

(15) Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	Predecessor	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Nine Months Total
	(Dollars in millions)
2011
Operating revenues	$2,268	2,231	2,190	2,214	6,635
Operating income	638	370	412	417	1,199
Income tax expense	191	116	118	115	349
Net income	299	165	199	179	543

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Quarterly Financial Data (Unaudited) (Continued)

	Quarterly Financial Data
	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2010
Operating revenues	$2,347	2,313	2,311	2,300	9,271
Operating income	661	649	616	557	2,483
Income tax expense	253	187	181	170	791
Net income	252	304	286	240	1,082

Second Quarter 2011

        We recognized $123 million of certain expenses associated with activities related to CenturyLink's indirect acquisition of us during the successor three months ended June 30, 2011. These expenses were comprised primarily of severance of $98 million, retention bonuses of $12 million, share-based compensation of $11 million allocated to us by QCII and system integration consulting of $1 million.

Fourth Quarter 2010

        Net income for the fourth quarter of 2010 was affected by an increase in stock-based compensation expense of $63 million due to QCII's decision to accelerate the vesting of certain restricted stock and performance share awards issued under its Equity Incentive Plan in order to preserve certain economic benefits to its stockholders that otherwise would have been lost in connection with CenturyLink's indirect acquisition of us.

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

(16) Commitments and Contingencies

        CenturyLink and QCII are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

Capital Leases

        We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies (Continued)

        The table below summarizes our capital lease activity:

	Successor	Predecessor
	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Assets acquired through capital leases	$2	16	116	61
Depreciation expense	41	11	28	20
Cash payments towards capital leases	35	11	25	24

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Assets included in property, plant and equipment	$192	223
Accumulated depreciation	41	51

        The future minimum payments under capital leases as of December 31, 2011 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2012	$49
2013	45
2014	35
2015	21
2016	2
2017 and thereafter	7

Total minimum payments	159
Less: amount representing interest and executory costs	(20)

Present value of minimum payments	139
Less: current portion	(41)

Long-term portion	$98

Operating Leases

        We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Commitments and Contingencies (Continued)

that are reasonably assured. For the successor nine months ended December 31, 2011, our gross rental expense was $125 million and was $58 million, $200 million and $206 million for the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009, respectively. We also received sublease rental income for the same periods of $10 million, $4 million, $15 million, and $18 million, respectively.

        The future minimum payments under operating leases as of December 31, 2011 are as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2012	$50
2013	33
2014	27
2015	22
2016	18
2017 and thereafter	36

Total future minimum payments(1)	$186

(1)
Minimum payments have not been reduced by minimum sublease rentals of $36 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $245 million as of the successor date of December 31, 2011. Of this amount, we expect to purchase $70 million in 2012, $80 million in 2013 through 2014, $60 million in 2015 through 2016 and $35 million in 2017 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17) Other Financial Information

Other Current Assets

	Successor	Predecessor
	December 31, 2011	December 31, 2010
	(Dollars in millions)
Prepaid expenses	$57	68
Deferred activation and installation charges	18	91
Other	23	22

Total other current assets	$98	181

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Labor Union Contracts

        We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good. Our current four-year collective bargaining agreements expire on October 6, 2012. As of the successor date of December 31, 2011, employees covered under these collective bargaining agreements totaled approximately 13,000, or 53% of all our employees.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2011. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        We have omitted this information pursuant to General Instruction I(2).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of CenturyLink's Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Under the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accounting Firm

        QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2011 and 2010 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Audit fees	$3,281	2,555
Audit-related fees	137	104

Total fees	$3,418	2,659

        KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2011 or 2010.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

		Page
(1)	Report of Independent Registered Public Accounting Firm	48
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:	49
	Consolidated Statements of Operations for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	49
	Consolidated Statements of Comprehensive Income for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	50
	Consolidated Balance Sheets as of the successor date of December 31, 2011 and the predecessor date of December 31, 2010	51
	Consolidated Statements of Cash Flows for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	52
	Consolidated Statements of Stockholder's Equity (Deficit) for the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor years ended December 31, 2010 and 2009	53
	Notes to the Consolidated Financial Statements	54

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

Exhibit Number	Description
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

(4.11)

Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed June 7, 2011, File No. 001-03040).

(4.12)

Eighth Supplemental Indenture, dated September 21, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed September 20, 2011, File No. 1-03040).

(4.13)

Ninth Supplemental Indenture, dated October 4, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on October 4, 2011, File No. 1-03040).

12	Calculation of Ratio of Earnings to Fixed Charges.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101

Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

(    )    Previously filed.

        In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2012.

QWEST CORPORATION, A COLORADO CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President—Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ GLEN F. POST, III Glen F. Post, III	Chief Executive Officer and President (Principal Executive Officer)
/s/ R. STEWART EWING, JR. R. Stewart Ewing, Jr.	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ STACEY W. GOFF Stacey W. Goff	Director