Form 10-Q
period 2012-06-30
QWEST CORP
filed 2012-08-14
CIK 68622

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

        On August 14, 2012, there was one share of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,763	3,549	1,816	1,870
Operating revenues—affiliates	432	906	415	398

Total operating revenues	2,195	4,455	2,231	2,268

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	694	1,437	713	742
Selling, general and administrative	311	650	452	385
Operating expenses—affiliates	161	305	73	52
Depreciation and amortization	574	1,142	623	451

Total operating expenses	1,740	3,534	1,861	1,630

OPERATING INCOME	455	921	370	638
OTHER INCOME (EXPENSE)
Interest expense	(116)	(229)	(88)	(150)
Loss on early retirement of debt	(46)	(46)	(1)	—
Other (expense) income	(2)	(1)	—	2

Total other income (expense)	(164)	(276)	(89)	(148)

INCOME BEFORE INCOME TAX EXPENSE	291	645	281	490
Income tax expense	113	249	116	191

NET INCOME	$178	396	165	299

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME	$178	396	165	299

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments and other, net of tax	—	—	—	1

COMPREHENSIVE INCOME	$178	396	165	300

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Successor
	June 30, 2012	December 31, 2011
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	3
Accounts receivable, less allowance of $47 and $42	634	707
Advances to affiliates	1,355	198
Deferred income taxes, net	159	162
Other	111	98

Total current assets	2,263	1,168
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,711	8,420
Accumulated depreciation	(1,445)	(914)

Net property, plant and equipment	7,266	7,506
GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, net	4,742	5,101
Other intangible assets, net	1,329	1,460
Other	200	205

Total goodwill and other assets	15,640	16,135

TOTAL ASSETS	$25,169	24,809

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,291	64
Accounts payable	493	656
Accounts payable—affiliates, net	—	180
Notes payable—affiliates	583	—
Dividends payable—Qwest Services Corporation	700	310
Accrued expenses and other liabilities
Salaries and benefits	203	256
Other taxes	207	221
Other	130	133
Advance billings and customer deposits	283	265

Total current liabilities	3,890	2,085

LONG-TERM DEBT	6,872	8,261

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,737	2,842
Affiliates obligations, net	1,492	1,572
Other	188	184

Total deferred credits and other liabilities	4,417	4,598

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,069	9,950
Accumulated deficit	(79)	(85)

Total stockholder's equity	9,990	9,865

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$25,169	24,809

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$396	165	299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,142	623	451
Deferred income taxes	(103)	73	76
Provision for uncollectible accounts	43	17	17
Long-term debt (premium) discount amortization	(36)	(60)	3
Loss on early retirement of debt	46	1	—
Changes in current assets and current liabilities:
Accounts receivable	30	(20)	18
Accounts payable	(46)	(35)	(20)
Accounts receivable and payable—affiliates, net	482	(193)	93
Accrued income and other taxes	(17)	(52)	50
Other current assets and other current liabilities, net	(47)	54	(89)
Changes in other noncurrent assets and liabilities	(30)	43	(36)
Changes in other noncurrent assets and liabilities—affiliates	(80)	(7)	—
Other, net	8	1	7

Net cash provided by operating activities	1,788	610	869

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(600)	(300)	(341)
Changes in advances to affiliates	(1,493)	(191)	—
Proceeds from sale of property	133	—	—
Other, net	—	1	6

Net cash used in investing activities	(1,960)	(490)	(335)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	897	643	—
Payments of long-term debt	(923)	(839)	(14)
Early retirement of debt costs	(177)	(13)	—
Dividends paid to Qwest Services Corporation	—	(100)	(530)
Changes in notes payable—affiliates	583	—	—
Accounts payable—affiliates	(207)	—	—
Other, net	—	—	19

Net cash provided by (used in) financing activities	173	(309)	(525)

Net increase (decrease) in cash and cash equivalents	1	(189)	9
Cash and cash equivalents at beginning of period	3	201	192

Cash and cash equivalents at end of period	$4	12	201

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) (UNAUDITED)

	Successor		Predecessor
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,950	9,951	11,425
Tax benefit of pension deduction	119	—	—

Balance at end of period	10,069	9,951	11,425

(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	(85)	—	(12,256)
Net income	396	165	299
Dividends declared to Qwest Services Corporation	(390)	(28)	(1,000)
Change in other comprehensive income	—	—	1

Balance at end of period	(79)	137	(12,956)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$9,990	10,088	(1,531)

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

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our financial statements for the successor periods are not comparable to our financial statements relating to periods prior to the acquisition, including the predecessor period financial statements in this report.

        Our consolidated balance sheet as of the successor date of December 31, 2011, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first six months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Basis of Presentation (Continued)

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from our ultimate parent, CenturyLink, and its affiliates based on their respective carrying values.

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our ultimate parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and six months ended June 30, 2012.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the successor three months ended June 30, 2011 and the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $122 million and $116 million, respectively.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the successor six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $12 million to $18 million for the successor six months ended June 30, 2012 and is expected to increase net income by approximately $18 million to $30 million for the successor year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $13 million and $26 million for the successor three and six months ended June 30, 2012, respectively, and are expected to result in decreased depreciation expense of approximately $52 million for the successor year ending December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $8 million and $16 million for the successor three and six months ended June 30, 2012, respectively, and is expected to result in higher net income of approximately $34 million for the successor year ending December 31, 2012.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(1) Basis of Presentation (Continued)

        During the first quarter of 2012, we recognized a $119 million equity contribution for the tax benefit associated with a deduction for pension funding. Since we are the employer of a significant percentage of the participants and none of the 2011 QCII pension funding was allocated to us, a tax deduction will be recognized on our separate company tax return and, therefore, we recognized an equity contribution for the tax benefits associated with this deduction.

        On April 2, 2012, we sold an office building for net proceeds of $133 million. As part of the transaction, we agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.

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

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions of our estimates, (i) property, plant and equipment decreased by $36 million primarily from a revision to our valuation of our buildings and (ii) deferred credits and other liabilities decreased by $89 million primarily from a revision to one of our lease valuations and changes in tax liabilities. Among other minor revisions, goodwill decreased by $84 million as an offset to the above mentioned changes. The depreciation impact of the adjustments to property, plant and equipment valuations did not result in a material change to previously-reported amounts.

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$3	29	123	2

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	June 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$9,369	9,369

Customer relationships, less accumulated amortization of $957 and $598	$4,742	5,101

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $556 and $354	$1,329	1,460

        We amortize customer relationships over estimated lives of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years.

        The table below summarizes our amortization expense:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Amortization expense	$287	561	319	58

(4) Long-Term Debt

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	June 30, 2012	December 31, 2011
			(Dollars in millions)
Senior notes(1)	6.500% - 8.375%	2013 - 2052	$7,870	7,829
Capital lease and other obligations	Various	Various	137	176
Unamortized premiums, net			156	320

Total long-term debt			8,163	8,325

Less current maturities			(1,291)	(64)

Long-term debt, excluding current maturities			$6,872	8,261

(1)
Our $750 million Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of June 15, 2012, the rate for these notes was 3.718%, which is not included in the range of rates stated above.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt (Continued)

New Issuances

        On June 25, 2012, we issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 2, 2012, we issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        In connection with consummating the April 18, 2012 tender offer described below under "Repayments", we borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The note is unsecured and is pari passu to our Senior Notes.

Repayments

        On April 18, 2012, we completed a cash tender offer to purchase a portion of our $811 million of 8.375% Notes due 2016 and our $400 million of 7.625% Notes due 2015. With respect to our 8.375% Notes due 2016, we received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to our 7.625% Notes due 2015, we received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

Covenants

        As of the successor date of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Event

        On July 20, 2012, we redeemed all $484 million of our 7.5% Notes due 2023, which resulted in an immaterial loss.

(5) Severance

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from our integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within "accrued expenses and other liabilities-salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(5) Severance (Continued)

        Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2011(Successor)	$29
Accrued to expense	43
Payments, net	(22)
Reversals and adjustments	(3)

Balance at March 31, 2012 (Successor)	47

Accrued to expense	13
Payments, net	(42)
Reversals and adjustments	—

Balance at June 30, 2012 (Successor)	$18

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

(6) Fair Value Disclosure (Continued)

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		June 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$8,026	8,353	8,149	8,352

(7) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned three categories to conform to the current period presentation.

        Since the April 1, 2011 closing of CenturyLink's indirect acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we now have one reportable segment and have reclassified our prior period results to conform to our current view.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(7) Products and Services Revenues (Continued)

        Operating revenues for our products and services are summarized below:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$811	1,623	791	792
Legacy services	874	1,775	954	1,003
Affiliates and other services	510	1,057	486	473

Total operating revenues	$2,195	4,455	2,231	2,268

        Affiliates and other services revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses). Because the amount of these recorded revenues and expenses offset each other, these surcharges do not impact our net income.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$43	87	41	43

(8) Commitments and Contingencies

        From time to time, we are involved in proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, occasional grievance hearings before labor regulatory agencies, patent infringement allegations and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(9) Labor Union Contracts

        Over 54% of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire October 6, 2012.

(10) Dividends

        Effective June 30, 2012, our board of directors declared a dividend to our parent of $390 million. This dividend has been reflected on our balance sheet in "Dividends payable—Qwest Services Corporation".

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

        Since April 1, 2011, our results of operations have been included in the consolidated results of operations of our ultimate parent, CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration payable to QCII's stockholders that is attributable to us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.369 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our financial statements for the successor periods will not be comparable to our previously reported financial statements, including the predecessor period financial statements in this report.

        The discussion in MD&A of our performance for the six months ended June 30, 2011 is presented on a combined basis for the predecessor and successor periods in 2011. We believe this presentation allows the results of operations for this period to be more readily compared to the comparable six-month period in 2012.

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$3	29	123	2

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

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned three categories to conform to the current period presentation.

        As of the successor date of June 30, 2012, we served approximately 3.2 million broadband subscribers. As described below, during the second quarter of 2012, we updated our methodology for counting broadband subscribers to include business and wholesale subscribers instead of only retail and small business subscribers. We also operated approximately 8.3 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies.

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

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 37% and 35% of our total revenues for the successor three months ended June 30, 2012 and 2011, respectively, and 36% and 35% of our total revenues for the successor six months ended June 30, 2012 and the combined six months ended June 30, 2011, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a mature market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We ultimately believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 40% and 43% of our total revenues for the successor three months ended June 30, 2012 and 2011, respectively, and 40% and 44% of our total revenues for the successor six months ended June 30, 2012 and the combined six months ended June 30, 2011, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of access line revenues, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not significantly contribute to our strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention and our ability to compete with other telecommunications service providers. In addition to our bundle discounts, we also offer from time to time limited time promotions on our broadband service, which we believe further aids our ability to attract and retain customers and increase usage of our services.

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

  •
  Strategic Capital Investment.  Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of fiber to the tower ("FTTT"). FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor			Predecessor	Combined
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Operating revenues	$2,195	4,455	2,231	2,268	4,499
Operating expenses	1,740	3,534	1,861	1,630	3,491

Operating income	455	921	370	638	1,008
Other income (expense)	(164)	(276)	(89)	(148)	(237)
Income tax expense	113	249	116	191	307

Net income	$178	396	165	299	464

        The following table summarizes certain of our operational metrics:

	Successor
	As of June 30, 2012	As of June 30, 2011	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,246	3,094	152	5%
Access lines	8,276	8,804	(528)	(6)%
Employees	23,500	25,400	(1,900)	(7)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our ultimate parent company, CenturyLink. We have restated our previously reported amounts to reflect this change.

        Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our methodology also excludes unbundled loops and includes stand-alone broadband subscribers.

Operating Revenues

        The following tables summarize our operating revenues:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$811	791	20	3%
Legacy services	874	954	(80)	(8)%
Affiliates and other services	510	486	24	5%

Total operating revenues	$2,195	2,231	(36)	(2)%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Strategic services	$1,623	791	792	1,583	40	3%
Legacy services	1,775	954	1,003	1,957	(182)	(9)%
Affiliates and other services	1,057	486	473	959	98	10%

Total operating revenues	$4,455	2,231	2,268	4,499	(44)	(1)%

  Strategic Services

        Strategic services revenues increased in both of the comparative periods reflected in the tables above due primarily to increases in the volume of our Ethernet services and increased sales of higher speed broadband services. Our growth in revenues was partially offset by decreased sales volumes of our private line services.

  Legacy Services

        Legacy services revenues decreased in both of the comparative periods as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to the above-described competitive pressures and product substitution. Legacy services revenues also decreased in both of the comparative periods due to lower revenues from our traditional WAN services caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.

  Affiliates and Other Services

        Affiliates and other services revenues increased in both of the comparative periods primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation. A portion of the increase in affiliates and other services revenues for the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 indirect acquisition of us.

Operating Expenses

        The following tables summarize our operating expenses:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$694	713	(19)	(3)%
Selling, general and administrative	311	452	(141)	(31)%
Operating expenses—affiliates	161	73	88	121%
Depreciation and amortization	574	623	(49)	(8)%

Total operating expenses	$1,740	1,861	(121)	(7)%

					Increase/ (Decrease)	% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,437	713	742	1,455	(18)	(1)%
Selling, general and administrative	650	452	385	837	(187)	(22)%
Operating expenses—affiliates	305	73	52	125	180	144%
Depreciation and amortization	1,142	623	451	1,074	68	6%

Total operating expenses	$3,534	1,861	1,630	3,491	43	1%

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the successor six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the successor year ending December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include expenses we incur from using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network operations.

        These expenses decreased in both of the comparative periods reflected in the tables above primarily due to decreased salaries and wages and benefits, which were partially offset by a paid time off accounting adjustment for our union employees.

  Selling, General and Administrative

        Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other operating expenses.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011 and the successor three months ended June 30, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $116 million and $122 million, respectively.

        These expenses decreased in both of the comparative periods reflected in the tables above primarily due to decreased salaries and wages, benefits, bad debt, and professional fees. This decrease was partially offset by an increase in marketing and advertising expenses.

  Operating Expenses—Affiliates

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our ultimate parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and six months ended June 30, 2012.

        Since CenturyLink's indirect acquisition of us, we have incurred affiliates expenses related to our use of telecommunications services, marketing and employee related support services provided to us by

CenturyLink and certain of its subsidiaries. A portion of the increase in operating expenses—affiliates for the successor six months ended June30, 2012 compared to the combined six months ended June 30, 2011 is attributable to incurring these intercompany expenses for the entire 2012 period compared to only half of the 2011 period.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$287	304	(17)	(6)%
Amortization	287	319	(32)	(10)%

Total depreciation and amortization	$574	623	(49)	(8)%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Depreciation	$581	304	393	697	(116)	(17)%
Amortization	561	319	58	377	184	49%

Total depreciation and amortization	$1,142	623	451	1,074	68	6%

        In connection with us being acquired as of April 1, 2011, our property, plant and equipment was recognized at fair value, which reduced the recognized amounts of our net property, plant and equipment. This decrease in asset value resulted in $92 million lower depreciation expense for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $13 million and $26 million for the successor three and six months ended June 30, 2012, respectively.

        The accounting for CenturyLink's indirect acquisition of us also resulted in additional amortizable intangible customer relationship assets, which increased amortization expense approximately $158 million for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011. In addition, our capitalized software was also recognized at fair value, which resulted in an increase of $59 million in amortization expense for the successor six months ended June 30, 2012, as compared to the combined six months ended June 30, 2011.

        Excluding the effects of CenturyLink's indirect acquisition of us, depreciation and amortization expense decreased $19 million and $31 million for the successor three and six months ended June 30, 2012, respectively, due to annual updates of our depreciation rates for capitalized assets, as partially offset by net growth in capital assets.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Successor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(116)	(88)	28	32%
Loss on early retirement of debt	(46)	(1)	45	nm
Other expense	(2)	—	2	nm

Total other income (expense)	$(164)	(89)	75	84%

Income tax expense	$113	116	(3)	(3)%

					Increase/ (Decrease)
						% Change
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Interest expense	$(229)	(88)	(150)	(238)	(9)	(4)%
Loss on early retirement of debt	(46)	(1)	—	(1)	45	nm
Other (expense) income	(1)	—	2	2	3	nm

Total other income (expense)	$(276)	(89)	(148)	(237)	39	16%

Income tax expense	$249	116	191	307	(58)	(19)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense increased in the successor three months ended June 30, 2012 compared to the successor three months ended June 30, 2011 primarily due to a substantial reduction in the amount of debt premium amortization due to the retirement of several issuances of debt since June 30, 2011. This was partially offset by a decrease in coupon interest due to the retirement of several issuances of debt since June 30, 2011, in some cases replaced with lower coupon debt. Interest expense decreased in the successor six months ended June 30, 2012 compared to the combined six months ended June 30, 2011 due to the same reason as the three month variance however with a lesser impact from reduced amortization.

  Loss on Early Retirement of Debt

        On April 18, 2012, we completed a premium-priced cash tender offer to purchase a portion of our $811 million of 8.375% Notes due 2016 and our $400 million of 7.625% Notes due 2015. With respect to our 8.375% Notes due 2016, we received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to our 7.625% Notes due 2015, we received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

  Income Tax Expense

        Income tax expense for the successor six months ended June 30, 2012 was $249 million, or an effective tax rate of 38.6%, as compared to income tax expense for the combined six months ended June 30, 2011 of $307 million, or an effective tax rate of 39.8%.

Liquidity and Capital Resources

Overview

        We are an indirectly wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law using cash repaid to us under these advances which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of June 30, 2012, we had a working capital deficit of $1.6 billion, reflecting current liabilities of $3.9 billion and current assets of $2.3 billion, compared to a working capital deficit of $917 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to an increase in the current maturities of long-term debt of $1.2 billion and notes payable—affiliates of $583 million which were partially offset by an increase in the amounts owed to us by our affiliates of $1.2 billion as of the successor date of June 30, 2012, as well as decreases in accounts payable and accounts payable-affiliates of $343 million. Our current maturities of long-term debt balances were unusually high as of the successor date of June 30, 2012 primarily due to our anticipation of retiring $484 million aggregate principal amount of debt on July 20, 2012 (discussed below). We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or advances from CenturyLink.

Debt and Other Financing Arrangements

        Subject to market conditions, from time to time we expect to continue to issue debt securities to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors.

        On July 20, 2012, we redeemed all $484 million of our 7.5% Notes due 2023, which resulted in an immaterial loss.

        On June 25, 2012, we issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 18, 2012, we completed a cash tender offer to purchase a portion of our $811 million of 8.375% Notes due 2016 and our $400 million of 7.625% Notes due 2015. With respect to our 8.375% Notes due 2016, we received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to our 7.625% Notes due 2015, we received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million. In connection with consummating this tender offer, we borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The note is unsecured and is pari passu to our Senior Notes.

        On April 2, 2012, we issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 6, 2012, CenturyLink amended and restated its revolving credit facility (the "Credit Facility") to increase the aggregate principal amount available to $2.0 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink's obligations under the Credit Facility are guaranteed by QCII and our parent, QSC. As of June 30, 2012, there was $250 million in borrowings and zero in letters of credit outstanding under the Credit Facility. CenturyLink also maintains a separate letter of credit arrangement with a financial institution to which we have access.

        As of the successor date of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on primarily our broadband services. Throughout 2012, we anticipate that our fiber investment, which includes FTTT, will be slightly lower to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        CenturyLink, our ultimate parent, has agreed to accept approximately $35 million of the $90 million available to it from Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we will receive approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in our markets.

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

        Benefits paid by QCII's qualified pension plan are paid through a trust. Based on current laws and circumstances, QCII will not be required to make a cash contribution to this plan in 2012 and based on current funding laws and regulation it is unlikely QCII will be required to make a cash contribution in 2013. The amount of required contributions to QCII's plan in 2013 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and any further changes in funding laws and regulations.

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

        QCII's estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

					Increase/ (Decrease)
	Successor		Predecessor	Combined
					Successor 2012 v Combined 2011
	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011
	(Dollars in millions)
Net cash provided by operating activities	$1,788	610	869	1,479	309
Net cash used in investing activities	(1,960)	(490)	(335)	(825)	1,135
Net cash provided by (used in) financing activities	173	(309)	(525)	(834)	1,007

        Net cash provided by operating activities increased primarily in the successor six months ended June 30, 2012 as compared to the combined six months ended June 30, 2011 due to changes in affiliate balances which were slightly offset by changes to deferred income taxes.

        Net cash used in investing activities increased in the successor six months ended June 30, 2012 as compared to the combined six months ended June 30, 2011 primarily due to changes in our advances to affiliates resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink. This increase is partially offset by proceeds from the sale of property.

        Net cash provided by financing activities increased in the successor six months ended June 30, 2012 primarily due to a decrease in dividends paid to QSC and an increase in notes payable to our affiliates.

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

        As of the successor date of June 30, 2012, we paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration process. These amounts may be material.

        In accounting for CenturyLink's indirect acquisition of us, we recognized our debt securities at their estimated fair values, which totaled $8.498 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $530 million, which we recorded as premium.

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Six Months Ended June 30, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$36	35	71
Extinguished(1)	128	59	187

Total premiums recognized	$164	94	258

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $272 million as of the successor date of June 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

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

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our off-balance sheet arrangements or contractual obligations in the successor six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of June 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the successor six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions of Savvis, QCII and Embarq; CenturyLink's ability to successfully integrate the operations of Savvis and QCII (including us) into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and QCII's ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink or QCII; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or QCII's pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

Risks Relating to our Recent Acquisition

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

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, sales forces, marketing strategies, product markets and customer bases;

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

        As described in Item 1 of Part I of CenturyLink's and QCII's Quarterly Reports on Form 10-Q for the quarter ended June 30, 2012, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and QCII, as described in Item 1 of Part I of CenturyLink's and QCII's Quarterly Reports on Form 10-Q for the quarter ended June 30, 2012. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        As a diversified full service incumbent local exchange carrier ("ILEC"), we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier ("CLEC") operations. These requirements could delay us in expanding our operations or increase the costs of providing these services.

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

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2012, our consolidated debt was approximately $8.2 billion, which was included in CenturyLink's consolidated debt of approximately $21.6 billion as of that date. Approximately $3.0 billion of CenturyLink's debt securities, which includes approximately $1.9 billion of our debt securities, come due over the next three years. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if CenturyLink or QCII are required to contribute a material amount of cash to their collective pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Item 1 of Part I in CenturyLink's and QCII's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

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

        The funded status of QCII's qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII's qualified pension plan was $627 million as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Current funding laws and regulations require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Based on current laws and circumstances, QCII will not be required to make a cash contribution to this plan in 2012 and based on current funding laws and regulations, it is unlikely QCII will be required to make a cash contribution in 2013. The amount of required contributions to our plan in 2013 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

        As of June 30, 2012, we had approximately 24,000 employees, of which approximately 13,000 or 54%, were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Our current four-year agreements with the IBEW and CWA will expire October 6, 2012. We cannot predict the outcome of these negotiations.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
4.2
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.5(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).
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

Exhibit Number	Description
4.3	Indenture, dated as of October 15, 1999, by and between U S West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4(b) of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-03040) filed with the Securities and Exchange Commission on March 3, 2000).
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

Exhibit Number		Description
		j.	Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).
4.4
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No 001-07784) filed with the Securities and Exchange Commission on August 9, 2012).
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
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2012.

QWEST CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)