Form 10-Q
period 2012-09-30
QWEST CORP
filed 2012-11-13
CIK 68622

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

        THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM USING A REDUCED DISCLOSURE FORMAT.

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

        On November 13, 2012, there was one share of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,749	1,793	5,298	3,609	1,870
Operating revenues—affiliates	434	397	1,340	812	398

Total operating revenues	2,183	2,190	6,638	4,421	2,268

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	737	731	2,174	1,444	742
Selling, general and administrative	249	351	899	803	385
Operating expenses—affiliates	169	76	474	149	52
Depreciation and amortization	569	620	1,711	1,243	451

Total operating expenses	1,724	1,778	5,258	3,639	1,630

OPERATING INCOME	459	412	1,380	782	638
OTHER INCOME (EXPENSE)
Interest expense	(113)	(95)	(342)	(183)	(150)
Loss on early retirement of debt	(1)	—	(47)	(1)	—
Other (expense) income	—	—	(1)	—	2

Total other income (expense)	(114)	(95)	(390)	(184)	(148)

INCOME BEFORE INCOME TAX EXPENSE	345	317	990	598	490
Income tax expense	133	118	382	234	191

NET INCOME	$212	199	608	364	299

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME	$212	199	608	364	299

OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments and other, net of tax	—	—	—	—	1

COMPREHENSIVE INCOME	$212	199	608	364	300

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Successor
	September 30, 2012	December 31, 2011
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	3
Accounts receivable, less allowance of $47 and $42	736	707
Advances to affiliates	731	198
Deferred income taxes, net	161	162
Other	112	98

Total current assets	1,749	1,168
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,968	8,420
Accumulated depreciation	(1,732)	(914)

Net property, plant and equipment	7,236	7,506
GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, net	4,560	5,101
Other intangible assets, net	1,277	1,460
Other	191	205

Total goodwill and other assets	15,397	16,135

TOTAL ASSETS	$24,382	24,809

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$805	64
Accounts payable	491	656
Accounts payable—affiliates, net	—	180
Notes payable—affiliates	685	—
Dividends payable—Qwest Services Corporation	—	310
Accrued expenses and other liabilities
Salaries and benefits	272	256
Other taxes	229	221
Other	166	133
Advance billings and customer deposits	294	265

Total current liabilities	2,942	2,085
LONG-TERM DEBT	6,847	8,261
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,719	2,842
Affiliates obligations, net	1,471	1,572
Other	201	184

Total deferred credits and other liabilities	4,391	4,598

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,069	9,950
Retained Earnings (Accumulated deficit)	133	(85)

Total stockholder's equity	10,202	9,865

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$24,382	24,809

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$608	364	299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,711	1,243	451
Deferred income taxes	(123)	167	76
Provision for uncollectible accounts	59	31	17
Long-term debt (premium) discount amortization	(50)	(108)	3
Loss on early retirement of debt	47	1	—
Changes in current assets and current liabilities:
Accounts receivable	(77)	(31)	18
Accounts payable	(53)	(13)	(20)
Accounts receivable and payable—affiliates, net	634	(141)	93
Accrued income and other taxes	5	(12)	50
Other current assets and other current liabilities, net	59	40	(89)
Changes in other noncurrent assets and liabilities	(11)	59	(36)
Changes in other noncurrent assets and liabilities—affiliates	(101)	(40)	—
Other, net	5	15	7

Net cash provided by operating activities	2,713	1,575	869

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(896)	(638)	(341)
Changes in advances to affiliates	(1,021)	(767)	—
Proceeds from sale of property	133	—	—
Other, net	—	2	6

Net cash used in investing activities	(1,784)	(1,403)	(335)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	896	1,200	—
Payments of long-term debt	(1,419)	(853)	(14)
Early retirement of debt costs	(178)	—	—
Dividends paid to Qwest Services Corporation	(700)	(700)	(530)
Changes in notes payable—affiliates	685	—	—
Changes in accounts payable—affiliates	(207)	—	—
Other, net	—	(13)	19

Net cash used in financing activities	(923)	(366)	(525)

Net increase (decrease) in cash and cash equivalents	6	(194)	9
Cash and cash equivalents at beginning of period	3	201	192

Cash and cash equivalents at end of period	$9	7	201

Supplemental cash flow information:
Income taxes (paid) refunded, net	(359)	(239)	116
Interest (paid) (net of capitalized interest of $14, $5 and $3)	(355)	(290)	(149)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(UNAUDITED)

	Successor		Predecessor
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,950	9,951	11,425
Tax benefit of pension deduction	119	—	—

Balance at end of period	10,069	9,951	11,425

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(85)	—	(12,256)
Net income	608	364	299
Dividends declared to Qwest Services Corporation	(390)	(628)	(1,000)
Change in other comprehensive income	—	—	1

Balance at end of period	133	(264)	(12,956)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$10,202	9,687	(1,531)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc,. and its consolidated subsidiaries.

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

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this report.

        Our consolidated balance sheet as of the successor date of December 31, 2011, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our ultimate parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our consolidated net income for the successor three and nine months ended September 30, 2012.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the successor six months ended September 30, 2011 and the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $229 million and $116 million, respectively.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the successor nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the successor year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $18 million to $27 million for the successor nine months ended September 30, 2012 and is expected to increase net income by approximately $21 million to $36 million for the successor year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives and net salvage value for certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $13 million and $39 million for the successor three and nine months ended September 30, 2012, respectively, and are expected to result in decreased depreciation expense of approximately $52 million for the successor year ending December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $8 million and $23 million for the successor three and nine months ended September 30, 2012, respectively, and is expected to increase net income by approximately $31 million for the successor year ending December 31, 2012.

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

(2) Acquisition of QCII by CenturyLink

        Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on their acquisition date fair values. In the first quarter of 2012, we completed our valuation of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

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

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions of our estimates, (i) property, plant and equipment decreased by $36 million primarily from a revision to our valuation of our buildings and (ii) deferred credits and other liabilities decreased by $89 million primarily from a revision to one of our lease valuations and changes in tax liabilities. Among other minor revisions, goodwill decreased by $84 million as an offset to the above-mentioned changes. The depreciation impact of the adjustments to property, plant and equipment valuations did not result in a material change to previously-reported amounts.

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$9	16	33	139	2

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	Successor
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$9,369	9,369

Customer relationships, less accumulated amortization of $1,139 and $598	$4,560	5,101

Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $644 and $354	$1,277	1,460

        We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We estimate that total successor amortization expense for intangible assets for the three months ending December 31, 2012 and for the successor years ending December 31, 2013 through 2016 will be as follows:

Successor	(Dollars in millions)
Three months ending December 31, 2012	$276
Year ending December 31,
2013	1,016
2014	935
2015	830
2016	727

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to our intangible assets.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $9.369 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, it was determined that we are one reportable unit, Qwest. We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(3) Goodwill, Customer Relationships and Other Intangible Assets (Continued)

        We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. Therefore, we determined the fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). Our ultimate parent, CenturyLink, has not completed its goodwill impairment test as of September 30, 2012, and as a result, we also have not completed our impairment test; however, we do not anticipate an impairment of our goodwill. We will finalize our analysis prior to the year ending December 31, 2012.

        The table below summarizes our amortization expense:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Amortization expense	$274	318	835	637	58

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt and Revolving Promissory Note

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	September 30, 2012	December 31, 2011
			(Dollars in millions)
Senior notes(1)	3.639% - 8.375%	2013 - 2052	$7,386	7,829
Capital lease and other obligations	Various	Various	125	176
Unamortized premiums, net			141	320

Total long-term debt			7,652	8,325
Less current maturities			(805)	(64)

Long-term debt, excluding current maturities			$6,847	8,261

(1)
Our $750 million Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of September 17, 2012, the rate for these notes was 3.639%.

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

        In connection with consummating the April 18, 2012 tender offer described below under "Repayments", we borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is pari passu to our senior notes.

        On April 2, 2012, we issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

Repayments

        On July 20, 2012, we redeemed all $484 million of our 7.50% Notes due 2023, which resulted in an immaterial loss.

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

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(4) Long-Term Debt and Revolving Promissory Note (Continued)

Revolving Promissory Note

        QC has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022 and $685 million outstanding as of the successor date of September 30, 2012. The revolving promissory note is subordinated to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2012, the weighted average interest rate was 6.0917%. The accrued interest and outstanding principle balance are payable on demand, and if no demand, then on June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliates".

Covenants

        As of the successor date of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

(5) Severance

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within "accrued expenses and other liabilities—salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

        Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2011(Successor)	$29
Accrued to expense	58
Payments, net	(74)
Reversals and adjustments	(1)

Balance at September 30, 2012 (Successor)	$12

(6) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, net, notes payable—affiliates and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, net, and notes payable—affiliates approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		September 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$7,527	8,044	8,149	8,352

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

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(7) Products and Services Revenues (Continued)

    provide to our affiliates computer system development and support services and network support and technical services.

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

        Operating revenues for our products and services are summarized below:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$819	794	2,442	1,585	792
Legacy services	860	928	2,634	1,882	1,003
Affiliates and other services	504	468	1,562	954	473

Total operating revenues	$2,183	2,190	6,638	4,421	2,268

        Affiliates and other services revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected in our consolidated statements of operations. Because the amount of these recorded revenues and expenses offset each other, these surcharges do not impact our net income.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor				Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$42	39	129	80	43

(8) Commitments and Contingencies

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law

QWEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(8) Commitments and Contingencies (Continued)

issues, occasional grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

(9) Labor Union Contracts

        Approximately 60% or 13,000 of our employees are members of bargaining units represented by the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). These employees are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements.

(10) Dividends

        During the successor nine months ended September 30, 2012, we paid dividends to our parent of $700 million, of which $390 million was declared during the six months ended June 30, 2012 and $310 million was declared during the successor year ended December 31, 2011. Dividends paid are reflected on our consolidated statement of cash flows under "Financing Activities".

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation on an unconsolidated basis, stand-alone bases, references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc., and its consolidated subsidiaries.

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results.

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

        Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of our ultimate parent, CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration payable to QCII's stockholders that is attributable to us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.369 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our consolidated financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our consolidated financial statements for the successor periods will not be comparable to our previously reported consolidated financial statements, including the predecessor period consolidated financial statements in this report.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $9.369 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, it was determined that we are one reportable unit, Qwest. We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

        The discussion in MD&A of our performance for the nine months ended September 30, 2011 is presented on a combined basis for the predecessor and successor periods in 2011. We believe this presentation allows the consolidated results of operations for this period to be more readily compared to the comparable nine-month period in 2012.

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor				Predecessor	Combined
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in millions)
Acquisition-related expenses	$9	16	33	139	2	141

        CenturyLink has cash management arrangements between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

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

  •
  Legacy services, which include primarily local, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of universal service funds ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned three categories to conform to the current period presentation.

        As of the successor date of September 30, 2012, we operated approximately 8.2 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies. As of the successor date of September 30, 2012, we also served approximately 3.3 million broadband subscribers. As described below, during the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 1 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our consolidated results of operations, cash flows or financial position.

  •
  Strategic services.  We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line, broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 38% and 36% of our total revenues for the successor three months ended September 30, 2012 and 2011, respectively, and 37% and 36%of our total revenues for the successor nine months ended September 30, 2012 and the combined nine months ended September 30, 2011, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our FTTN deployment, we continue to expand our product offerings, including Ethernet and MPLS, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Legacy services.  Revenues from our legacy services represented 39% and 42% of our total revenues for the successor three months ended September 30, 2012 and 2011, respectively, and

    40% and 43% of our total revenues for the successor nine months ended September 30, 2012 and the combined nine months ended September 30, 2011, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of access line revenues, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below.

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

Results of Operations

        The following table summarizes our results of operations:

	Successor				Predecessor	Combined
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in millions)
Operating revenues	$2,183	2,190	6,638	4,421	2,268	6,689
Operating expenses	1,724	1,778	5,258	3,639	1,630	5,269

Operating income	459	412	1,380	782	638	1,420
Other income (expense)	(114)	(95)	(390)	(184)	(148)	(332)
Income tax expense	133	118	382	234	191	425

Net income	$212	199	608	364	299	663

        The following table summarizes certain of our operational metrics:

	Successor
	As of September 30, 2012	As of September 30, 2011	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,282	3,134	148	5%
Access lines	8,167	8,658	(491)	(6)%
Employees	21.5	25.0	(3.5)	(14)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our ultimate parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

        The following tables summarize our operating revenues:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$819	794	25	3%
Legacy services	860	928	(68)	(7)%
Affiliates and other services	504	468	36	8%

Total operating revenues	$2,183	2,190	(7)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Strategic services	$2,442	1,585	792	2,377	65	3%
Legacy services	2,634	1,882	1,003	2,885	(251)	(9)%
Affiliates and other services	1,562	954	473	1,427	135	9%

Total operating revenues	$6,638	4,421	2,268	6,689	(51)	(1)%

  Strategic Services

        Strategic services revenues increased in both of the comparative periods reflected in the tables above due primarily to increases in the volume of our Ethernet services and increased sales of higher speed broadband services. Our growth in revenues was partially offset by decreased sales volumes of our private line and special access services.

  Legacy Services

        Legacy services revenues decreased in both of the comparative periods as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related to the above-described competitive pressures and product substitution. Legacy services revenues also decreased in both of the comparative periods due to lower revenues from our traditional WAN services caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor nine months ended September 30, 2012 compared to the combined nine months ended September 30, 2011 is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.

  Affiliates and Other Services

        Affiliates and other services revenues increased in both of the comparative periods primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation. A portion of the increase in affiliates and other services revenues for the successor nine months ended September 30, 2012 compared to the combined nine months ended September 30, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 indirect acquisition of us. The remainder of this increase is attributable to the increased USF rates.

Operating Expenses

        The following tables summarize our operating expenses:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$737	731	6	1%
Selling, general and administrative	249	351	(102)	(29)%
Operating expenses—affiliates	169	76	93	122%
Depreciation and amortization	569	620	(51)	(8)%

Total operating expenses	$1,724	1,778	(54)	(3)%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,174	1,444	742	2,186	(12)	(1)%
Selling, general and administrative	899	803	385	1,188	(289)	(24)%
Operating expenses—affiliates	474	149	52	201	273	136%
Depreciation and amortization	1,711	1,243	451	1,694	17	1%

Total operating expenses	$5,258	3,639	1,630	5,269	(11)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the successor nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the successor year ending December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are expenses we incur from using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network operations. These expenses increased slightly in the successor three months ended September 30, 2012 compared to the successor three months ended September 30, 2011 reflected in the tables above primarily due to increased customer premise equipment costs, professional fees, facility costs, and USF contribution rates partially offset by decreased salaries and wages and benefits. These expenses decreased in the successor nine months ended September 30, 2012 compared to the combined nine months ended September 30, 2011 reflected in the table above primarily due to decreased salaries and wages and benefits.

  Selling, General and Administrative

        Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and certain other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other operating expenses.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011 and the successor six months ended September 30, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $116 million and $229 million, respectively.

        These expenses decreased in both of the comparative periods reflected in the tables above primarily due to decreased salaries and wages, benefits, and marketing and advertising expense during both of the comparative periods presented.

  Operating Expenses—Affiliates

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our ultimate parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor three and nine months ended September 30, 2012.

        Since CenturyLink's indirect acquisition of us, we have incurred affiliates expenses related to our use of telecommunications services, marketing and employee related support services provided to us by CenturyLink and certain of its subsidiaries. A portion of the increase in operating expenses-affiliates for the successor nine months ended September 30, 2012 compared to the combined nine months ended September 30, 2011 is attributable to incurring these intercompany expenses for the entire 2012 period compared to only six months of the 2011 period as well as an increase in the volume of intercompany transactions.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$295	302	(7)	(2)%
Amortization	274	318	(44)	(14)%

Total depreciation and amortization	$569	620	(51)	(8)%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Depreciation	$876	606	393	999	(123)	(12)%
Amortization	835	637	58	695	140	20%

Total depreciation and amortization	$1,711	1,243	451	1,694	17	1%

        In connection with us being acquired as of April 1, 2011, our property, plant and equipment was recognized at fair value, which reduced the recognized amounts of our net property, plant and equipment. This decrease in asset value resulted in $92 million lower depreciation expense for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $13 million and $39 million for the successor three and nine months ended September 30, 2012, respectively.

        The accounting for CenturyLink's indirect acquisition of us also resulted in additional amortizable intangible customer relationship assets, which increased amortization expense approximately $173 million for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011. In addition, our capitalized software was also recognized at fair value, which resulted in an increase of $59 million in amortization expense for the successor nine months ended September 30, 2012, as compared to the combined nine months ended September 30, 2011.

        Excluding the effects of CenturyLink's indirect acquisition of us, depreciation and amortization expense decreased $12 million and $52 million for the successor three and nine months ended September 30, 2012, respectively, due to annual updates of our depreciation rates for capitalized assets.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Successor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(113)	(95)	18	19%
Loss on early retirement of debt	(1)	—	1	nm

Total other income (expense)	$(114)	(95)	19	20%

Income tax expense	$133	118	15	13%

	Successor		Predecessor	Combined	Increase/ (Decrease)	% Change
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Interest expense	$(342)	(183)	(150)	(333)	9	3%
Loss on early retirement of debt	(47)	(1)	—	(1)	46	nm
Other (expense) income	(1)	—	2	2	3	nm

Total other income (expense)	$(390)	(184)	(148)	(332)	58	17%

Income tax expense	$382	234	191	425	43	10%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense for the three and nine months ended September 30, 2012 increased compared to the successor three and combined nine months ended September 30, 2011 primarily due to a substantial reduction in the amount of debt premium amortization recorded at acquisition primarily due to the retirement of several issuances of debt during the affected periods. This was substantially offset by a significant decrease in bond coupon interest due to the retirement of several debt issuances during the nine months ended September 30, 2012, in some cases replaced with lower coupon debt along with increased capitalized interest. See Liquidity and Capital Resources for the details of these net redemptions.

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

  Income Tax Expense

        Income tax expense for the successor nine months ended September 30, 2012 was $382 million, or an effective tax rate of 38.6%, as compared to income tax expense for the combined nine months ended September 30, 2011 of $425 million, or an effective tax rate of 39.1%. The decrease in the effective tax rate is primarily due to a decrease in the state tax rate for 2012.

Liquidity and Capital Resources

Overview

        We are an indirectly wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to QSC, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        As of the successor date of September 30, 2012, we had a working capital deficit of $1.2 billion, reflecting current liabilities of $2.9 billion and current assets of $1.7 billion, compared to a working capital deficit of $917 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to an increase in the current maturities of long-term debt of $741 million and notes payable—affiliates of $685 million which were partially offset by an increase in the amounts owed to us by our affiliates of $533 million as of the successor date of September 30, 2012, as well as decreases in accounts payable and accounts payable-affiliates of $345 million, and a decrease in dividends payable of $310 million. Our current maturities of long-term debt balances were high as of the successor date of September 30, 2012 substantially due to the scheduled maturity of our $750 million floating rate notes on June 1, 2013. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or advances from CenturyLink if and to the extent CenturyLink has available funds that it is willing and able to contribute or advance.

Revolving Promissory Note

        QC has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022 and $685 million outstanding as of the successor date of September 30, 2012. The revolving promissory note is subordinated to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2012, the weighted average interest rate was 6.0917%. The accrued interest and outstanding principle balance are payable on demand, and if no demand, then on June 30,

2022. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliates".

Debt and Other Financing Arrangements

        Subject to market conditions, we expect to continue to issue debt securities from time to time to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among others.

        As of the successor date of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on primarily our broadband services. In particular, we will continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower", or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

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

Historical Information

        The following table summarizes our cash flow activities:

	Successor		Predecessor	Combined	Increase/ (Decrease)
	Nine Months Ended September 30, 2012	Six Months Ended September 30, 2011	Three Months Ended March 31, 2011	Nine Months Ended September 30, 2011	Successor 2012 v Combined 2011
	(Dollars in millions)
Net cash provided by operating activities	$2,713	1,575	869	2,444	269
Net cash used in investing activities	(1,784)	(1,403)	(335)	(1,738)	46
Net cash used in financing activities	(923)	(366)	(525)	(891)	32

        Net cash provided by operating activities increased in the successor nine months ended September 30, 2012 as compared to the combined nine months ended September 30, 2011 primarily due to changes in affiliate balances which were somewhat offset by changes to deferred income taxes.

        Net cash used in investing activities increased in the successor nine months ended September 30, 2012 as compared to the combined nine months ended September 30, 2011 primarily due to changes in our advances to affiliates resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink. This increase is partially offset by proceeds from the sale of property received in the 2012 period.

        Net cash used in financing activities increased in the successor nine months ended September 30, 2012 primarily due to a an increase in the net pay down of debt offset by a decrease in dividends paid.

        On July 20, 2012, we redeemed all $484 million of our 7.50% Notes due 2023, which resulted in an immaterial loss.

        On June 25, 2012, we issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 18, 2012, we completed a cash tender offer to purchase a portion of our $811 million of 8.375% Notes due 2016 and our $400 million of 7.625% Notes due 2015. With respect to our 8.375% Notes due 2016, we received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to our 7.625% Notes due 2015, we received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million. In connection with consummating this tender offer, we borrowed from a CenturyLink affiliate approximately $583 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is pari passu to our senior notes.

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

        As of the successor date of September 30, 2012, we paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration process. These amounts may be material.

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

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Nine Months Ended September 30, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$51	135	186
Extinguished(1)	128	59	187

Total premiums recognized	$179	194	373

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $157 million as of the successor date of September 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        CenturyLink and QCII are involved in various legal proceedings that could have a material adverse effect on their financial position. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

        Approximately 60% of our employees are subject to collective bargaining agreements that expired on October 6, 2012. Our ultimate parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide us with at least a twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. See "Risk Factors—Other Risks" in Item 1A. of Part II of this report. If we fail to extend or renegotiate our collective bargaining agreement with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

Off-Balance Sheet Arrangements

        There were no substantial changes to our contractual obligations in the successor nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of September 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the successor nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions of Savvis, QCII and Embarq; CenturyLink's ability to successfully integrate the recently acquired operations of Savvis and QCII (including us) into its incumbent operations, including the possibility that the anticipated benefits from these recent acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and QCII's ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving CenturyLink or QCII; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink's or QCII's pension funding requirements or otherwise; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from a variety of sources, including cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Similarly, the information technology services industry is experiencing rapid changes in technologies. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels or to forgo the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers; and

  •
  greater use of service bundles.

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

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or we may need to seek third-party licenses to expand our product offerings.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholder's equity.

        Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

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

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into Legacy CenturyLink its recently-acquired operations and realize the anticipated benefits of the recent acquisitions.

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

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

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

        As described in Item 1 of Part I of CenturyLink's and QCII's Quarterly Reports on Form 10-Q for the quarter ended September 30, 2012, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against CenturyLink and QCII, as described in Item 1 of Part I of CenturyLink's and QCII's Quarterly Reports on Form 10-Q for the quarter ended September 30, 2012. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        For over 15 years, Congress and the FCC have taken several steps that have resulted in increased competition among communications service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to determine the ultimate impact of these changes on us and our competitors.

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

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2012, our consolidated debt was approximately $7.7 billion, which was included in CenturyLink's consolidated debt of approximately $20.7 billion as of that date. Approximately $2.7 billion of CenturyLink's debt securities, which includes approximately $1.4 billion of our debt securities, come due over the next thirty-six months. While we currently believe CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or that of CenturyLink, the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if CenturyLink or QCII are required to contribute a material amount of cash to their collective pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Item 1 of Part I in CenturyLink's and QCII's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

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

        Certain of CenturyLink's and QCII's debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about CenturyLink's credit facility.

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

        As of September 30, 2012, we had approximately 21,500 employees, of which approximately 13,000 or 60%, were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA") and are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2012.

QWEST CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)