Form 10-K
period 2012-12-31
QWEST CORP
filed 2013-03-12
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On March 12, 2013, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

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

 PART I

ITEM 1. BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

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

        On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated financial information is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this report.

        For certain products and services we provide and for a variety of internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic. Likewise, CenturyLink uses our telecommunications network to transport data and voice traffic in order to fulfill services to its customers and a variety of internal communications functions.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see "Risk Factors" in Item 1A of this report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, the consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

 Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Operating revenues	$8,848	6,635	2,268	9,271
Operating expenses	6,943	5,436	1,630	6,788

Operating income	$1,905	1,199	638	2,483

Net income	$849	543	299	1,082

	Successor
	December 31, 2012	December 31, 2011
	(Dollars in millions)
Balance sheet data:
Total assets	$23,945	24,809
Total long-term debt(1)	7,625	8,325
Total stockholder's equity	9,974	9,865

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table summarizes certain of our operational metrics:

	Successor		Predecessor
	December 31, 2012	December 31, 2011(1)	December 31, 2010
	(in thousands)
Operational metrics:
Total broadband subscribers(2)	3,316	3,183	3,053
Total access lines(3)	8,055	8,533	9,193

(1)
In the second quarter of 2012, we updated our methodology for counting our broadband subscribers and reclassified prior year amounts to conform to the current period presentation. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in Item 7 of this report.

(2)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables.

(3)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

Operations

        We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section

"Products and Services". The following table provides a summary of our operating revenues by category:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Strategic services	$3,265	2,406	792	3,059
Legacy services	3,471	2,796	1,003	4,323
Affiliates and other services	2,112	1,433	473	1,889

Total operating revenues	$8,848	6,635	2,268	9,271

        Substantially all of our long-lived assets are located in the United States and substantially all of our revenues are from customers located in the United States.

        Since the April 1, 2011 closing of CenturyLink's indirect acquisition of us, our operations have been integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") has become our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we now have one reportable segment and we have reclassified our predecessor period results to conform to our current view.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV through our strategic partnership), voice and Verizon Wireless (through our strategic partnership) services. We believe our customers value the convenience of and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 8.1 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

  •
  Private line. Private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line transmission services to wireless service providers that use our fiber-optic cables connected to their towers, commonly referred to as fiber to the tower or wireless backhaul services, to support their next generation wireless networks;

  •
  Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area;

  •
  Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks;

  •
  Video. Our video services include primarily satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name; and

  •
  Wireless services. Our wireless services are offered under CenturyLink's agency arrangement with Verizon Wireless that allows us, as a subsidiary of CenturyLink, to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. CenturyLink's arrangement allows us to sell the full complement of Verizon Wireless services. CenturyLink's current five-year arrangement with Verizon Wireless runs through 2015 and is terminable by either party thereafter.

Legacy Services

        Our legacy services represent our traditional voice, data and network services, which include the following:

  •
  Local. We offer local calling services for our regional markets customers within our local service area, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation.

  •
  For our wholesale customers, local calling services include primarily resale and unbundled network elements ("UNEs"), which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

  •
  Long-distance. We offer our residential and business customers domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

  •
  ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

  •
  WAN. We offer wide area network ("WAN") services, which allows a local communications network to link to networks in remote locations; and

  •
  Switched access services. We provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

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

Patents, Trade Names, Trademarks and Copyrights

        Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to further enhance customer loyalty.

        We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.

        Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events and sports venues.

        Our approach to our business and government customers includes a commitment to deliver communications products and services that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive communications solution for our small office, mid-sized and select enterprise business and government customers.

        Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. As of December 31, 2012, we maintained over 431 thousand miles of copper plant and approximately 73 thousand miles of fiber optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.

        Most of our long-distance services are provided through reselling arrangements with other long-distance carriers, with the balance being provided directly through CenturyLink's own switches and network equipment. All of our satellite television and wireless voice service is provided by other carriers under agency agreements.

        We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology.

        In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages, either of which could adversely impact our results of operation and financial condition. For additional information, see "Risk Factors", generally, in Item 1A of this report, and, in particular, "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers."

        For more information, see Item 2 of this report.

Regulation

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, incumbent local exchange carriers ("ILECs") operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or for reselling our service pursuant to the Telecommunications Act of 1996.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access charge rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to voice over internet protocol ("VoIP") traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that on a prospective basis, intercarrier compensation rates for VoIP traffic will be established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

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

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. In addition, strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.

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

        In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        In December 2012, the FCC initiated a special access proceeding and has requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. The ultimate impact of this proceeding on the Company is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, it could adversely impact our operations or financial results.

Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC solicited public comments on a variety of topics related to access charges and intercarrier compensation.

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs has increased competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. This trend may intensify if program participation increases.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are gradually increased. We anticipate that these changes will substantially increase the pace of reductions in the amount of switched access revenues in our wholesale business, while creating opportunities for increases in federal USF and retail revenue streams.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the order. In January 2012, CenturyLink joined more than two dozen parties in challenging certain aspects of the order by filing a separate appeal that is expected to be heard by the United States Tenth Circuit Court of Appeals in late 2013. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings on us at this time.

        On January 31, 2012, the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes on us and our low-income customers cannot be quantified at this time, but we may face increased administrative costs, additional audit requirements and potential customer disconnections as a result of this FCC order and its implementation.

        We received approximately $145 million, $142 million and $148 million of revenue from federal and state universal service programs for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively. Such amounts represented approximately 1.6% of each of the respective aforementioned periods' total operating revenues.

Competition

General

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

        As both consumers and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver services that meet these increasing bandwidth requirements. We plan to continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the enterprise business.

        Although our status as an ILEC continues to provide us some advantages in providing local services in our local service area, as noted above we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Some of our competitors are subject to fewer regulations than we are which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates to our competitors, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and broadband service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.

        As discussed below, competition for many of our services is based in part on bundled offerings. We believe our customers value the convenience of and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.

Strategic Services

        With respect to our strategic services, competition is based on price, bandwidth, service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. Private line services also compete on network reach and reliability, while broadband services compete on bandwidth and quality of service.

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

        In providing long-distance services to our customers, we compete primarily with national telecommunications and VoIP providers. Competition in the long-distance market is based primarily on price; however customer service, quality and reliability can also be influencing factors. Our resale and UNE customers are experiencing the same competition with CLECs, for local services customers as we are, as discussed above. We also compete with some of our own customers that are deploying their own networks to provide customers with local services. By doing so, these competitors take traffic off of our network.

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

        In providing other legacy services, such as traditional services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.

Environmental Compliance

        From time to time we may incur environmental compliance and remediation expenses, mainly resulting from the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality

        Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.

Employees

        At December 31, 2012, we had approximately 21,400 employees, of which approximately 12,000 are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this report.

        Over the past several years, we have reduced our workforce primarily due to (i) integration efforts from CenturyLink's recent indirect acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.

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

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act's related regulations. In addition, during 2012, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements and Related Matters

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

  •
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

  •
  other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

  •
  the timing, success and overall effects of competition from a wide variety of competitive providers;

  •
  the risks inherent in rapid technological change;

  •
  the effects of ongoing changes in the regulation of the communications industry, including the outcome or regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality;

  •
  our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

  •
  our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions;

  •
  our ability to successfully integrate our acquired operations into CenturyLink's operations, including the possibility that the anticipated benefits from their recent acquisition of us cannot be fully realized in a timely manner or at all, or that integrating our acquired operations will be more difficult, disruptive or costly than anticipated;

  •
  the ability of QCII to use net operating loss carryovers in projected amounts;

  •
  our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

  •
  possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demands for high-speed broadband services;

  •
  our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

  •
  our continued access to credit markets on favorable terms;

  •
  our ability to collect our receivables from financially troubled communications companies;

  •
  any adverse developments in legal or regulatory proceedings involving us;

  •
  unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise;

  •
  other risks referenced in this report or other of our filings with the SEC; and

  •
  the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.

        These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of this report, which is subject to updating and supplementing by our subsequent SEC reports.

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

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed below in Item 1A of this report.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband companies, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger or more diverse networks with greater transmission capacity or other advantages, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        For additional information on the risks of increased expenditures, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow."

Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services which are described in detail in Items 1 and 7 of this report;

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers; and

  •
  greater use of service bundles.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. Similarly, we cannot assure you that our new service offerings will be as successful as anticipated. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        As of December 31, 2012, we had approximately 21,400 employees, of which approximately 12,000 or 56%, are members of various bargaining units represented by the International Brotherhood of

Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Our future results will suffer if we do not effectively adjust to changes in our business.

        The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered recent budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, IT infrastructure or related systems, or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high-capacity, reliable and secure network. We face the risk, as does any company, of a security breach or significant disruption of our IT infrastructure and related systems (including our billing systems). As a communications and IT company, we face an added risk that a security breach or other significant disruption of our public networks or IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

        We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, malware, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we have been subject to a variety of security breaches and cyber attacks, although to date none of these have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.

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

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

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

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, reduced capacity or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

        Under generally accepted accounting principles, intangible assets are tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

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

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risks Relating to our Recent Acquisition."

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into CenturyLink its recently-acquired operations and realize the anticipated benefits of the recent acquisition.

        CenturyLink's indirect acquisition of us involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame anticipated or at all;

  •
  lost sales as a result of customers deciding not to do business with the combined company;

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

  •
  the failure to retain key employees, some of whom could be critical to integrating or expanding the companies;

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

CenturyLink cannot assure you whether, when or in what amounts they will be able to use QCII's net operating losses.

        At December 31, 2012, QCII had approximately $5.3 billion of federal net operating losses, or NOLs. These NOLs can be used to offset their future federal taxable income.

        CenturyLink's acquisition of QCII caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit CenturyLink's ability to use QCII's NOLs and certain other deferred tax attributes to reduce future federal taxable income. CenturyLink currently expects to use substantially all of QCII's NOLs and certain other deferred tax attributes. However, if CenturyLink is unable to realize these benefits, CenturyLink's future income tax payments would be higher than expected, which would adversely affect its financial results and liquidity. As a wholly owned subsidiary of these companies, our financial results and liquidity could be similarly affected.

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

        Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long-distance providers are disputing amounts owed to us for carrying VoIP traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

        In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) new "network neutrality" rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results.

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

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        As a diversified full service incumbent local exchange carrier in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier operations, and to our facilities-based video services. These requirements could delay us in expanding our operations or increase the costs of providing these services.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of this report.

Risks Affecting our Liquidity and Capital Resources

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2012, our consolidated debt was approximately $7.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.1 billion of CenturyLink's debt securities, which includes approximately $1.4 billion of our debt securities, come due over the next thirty-six months. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        The effects of each of these factors could be intensified if we increase our borrowings. We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink or QCII are required to contribute a material amount of cash to their pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies—to the consolidated financial statements in Item 8 of this report or in Item 8 of CenturyLink's and QCII's Annual Reports on Form 10-K. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Certain of CenturyLink's and QCII's debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this report for additional information about CenturyLink's credit facility.

Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including those discussed immediately above. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.

        Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands, we may be required to make substantial capital expenditures, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

        Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

Adverse changes in the value of assets or obligations associated with QCII's qualified pension plan could negatively impact QCII's liquidity, which may in turn affect our business and liquidity.

        A substantial amount of our employees participate in a qualified pension plan sponsored by QCII.

        The funded status of QCII's qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII's qualified pension plan was $948 million as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current laws and circumstances, (i) QCII was not required to make a cash contribution to this plan in 2012 and (ii) QCII does not expect it will be required to make a contribution in 2013. The actual amount of required contributions to our plan in 2014 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

CenturyLink and QC plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, QC or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our consolidated financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Tax audits or changes in tax laws could adversely affect us.

        For periods after the April 1, 2011 closing of CenturyLink's acquisition of QCII, we are included in the consolidated federal income tax return of CenturyLink. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the QCII or CenturyLink affiliated groups, as applicable. Significant taxpayers (such as QCII for periods prior to the CenturyLink acquisition and CenturyLink for periods after the CenturyLink acquisition) are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, land and buildings related to our telephone operations. Our gross property, plant and equipment consisted of the following components as of the following dates:

	Successor
	December 31, 2012	December 31, 2011
Land	4%	4%
Fiber, conduit and other outside plant(1)	38%	39%
Central office and other network electronics(2)	28%	26%
Support assets(3)	26%	29%
Construction in progress(4)	4%	2%

Gross property, plant and equipment	100%	100%

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities, plant, equipment and software under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area.

        On April 1, 2011, our indirect parent, QCII, became a wholly owned subsidiary of CenturyLink. On the date of the acquisition, our assets and liabilities were recognized at fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the successor period beginning on April 1, 2011. As of the successor dates of December 31, 2012 and December 31, 2011, our total net property, plant and equipment was approximately $7.2 billion and approximately $7.5 billion, respectively. For additional information, see Note 2—Acquisition of QCII by CenturyLink and Note 6—Property, Plant and Equipment to the consolidated financial statements in Item 8 of this report.

        During 2012, we reclassified certain amounts reported in prior periods of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $38 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $30 million, respectively.

ITEM 3. LEGAL PROCEEDINGS

        The information contained in Note 16—Commitments and Contingencies to the consolidated financial statements included in Item 8 of this report is incorporated herein by reference.

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

        Selected financial information from the consolidated statements of operations data is as follows:

	Successor(1)		Predecessor(1)
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in millions)
Operating revenues	$8,848	6,635	2,268	9,271	9,731	10,388
Operating expenses	6,943	5,436	1,630	6,788	7,169	7,525

Operating income	$1,905	1,199	638	2,483	2,562	2,863

Income before income tax expense	$1,391	892	490	1,873	1,921	2,267
Net income	849	543	299	1,082	1,197	1,438

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011, as well as the predecessor year ended December 31, 2010.

        Selected financial information from the consolidated balance sheets is as follows:

	Successor		Predecessor
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
			(Dollars in millions)
Goodwill	$9,369	9,369	—	—	—
Total assets	23,945	24,809	12,570	13,997	14,252
Total long-term debt(1)	7,625	8,325	8,012	8,386	7,588
Total stockholder's equity (deficit)	9,974	9,865	(831)	312	786

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,774	2,201	869	3,235	3,167	3,479
Net cash used in investing activities	(1,528)	(1,191)	(335)	(1,256)	(1,100)	(1,402)
Net cash used in financing activities	(1,241)	(1,208)	(525)	(2,801)	(1,286)	(2,136)
Payments for property, plant and equipment and capitalized software	(1,266)	(1,036)	(341)	(1,240)	(1,106)	(1,404)

        The following table presents certain selected consolidated operating data as of the following dates:

	Successor		Predecessor
	December 31, 2012	December 31, 2011(1)	December 31, 2010
	(in thousands)
Broadband subscribers(2)	3,316	3,183	3,053
Access lines(3)	8,055	8,533	9,193

(1)
In the second quarter of 2012, we updated our methodology for counting our broadband subscribers and reclassified prior year amounts to conform to the current period presentation. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" in Item 7 of this report.

(2)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables.

(3)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this report.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        As discussed in Note 2—Acquisition of QCII by CenturyLink to the consolidated financial statements in Item 8 of this report, on April 1, 2011, our indirect parent, QCII, became a wholly owned subsidiary of CenturyLink.

        Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of our ultimate parent, CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.369 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our consolidated financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our consolidated financial statements for the successor periods will not be comparable to our previously reported consolidated financial statements, including the predecessor period consolidated financial statements in this report.

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor		Predecessor	Combined
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$39	146	2	148

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

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

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of USF revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

        During the first quarter of 2012, we reclassified certain prior period revenues between the aforementioned three categories to conform to the current period presentation.

        As of the successor date of December 31, 2012, we operated approximately 8.1 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We count access lines when we install the service. Our methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies. As of the successor date of December 31, 2012, we also served approximately 3.3 million broadband subscribers. As described below, we have updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a combined basis for the successor periods in 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to the annual period in 2012. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Business Trends

        Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

  •
  Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 37%, 36% and 33% of our total revenues for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. As of the successor date of December 31, 2012, we reached approximately 3.3 million broadband subscribers compared to approximately 3.2 million as of the successor date of December 31, 2011 and 3.1 million as of the predecessor date of December 31, 2010. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services. Revenues from our legacy services represented 39%, 43% and 47% of our total revenues for the successor year ended December 31, 2012, the combined year ended December 31, 2011 and the predecessor year ended December 31, 2010, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses, which declined 6% and 7% in 2012 and 2011, respectively. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

  •
  Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless;

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions;

  •
  Pension and post-retirement benefits expenses. Our indirect parent QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees; and

  •
  Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes our results of operations:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Operating revenues	$8,848	6,635	2,268	8,903	9,271	(1)%	(4)%
Operating expenses	6,943	5,436	1,630	7,066	6,788	(2)%	4%

Operating income	1,905	1,199	638	1,837	2,483	4%	(26)%
Other (expense) income	(514)	(307)	(148)	(455)	(610)	13%	(25)%
Income tax expense	542	349	191	540	791	—	(32)%

Net income	$849	543	299	842	1,082	1%	(22)%

        The following table summarizes certain of our operational metrics:

	Successor		Predecessor	% Change
	December 31, 2012	December 31, 2011	December 31, 2010	Successor 2012 v Successor 2011	Successor 2011 v Successor 2010
	(in thousands)
Operational metrics:
Broadband subscribers	3,316	3,183	3,053	4%	4%
Access lines	8,055	8,533	9,193	(6)%	(7)%
Employees	21.4	24.7	26.1	(13)%	(5)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our ultimate parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Strategic services	$3,265	2,406	792	3,198	3,059	2%	5%
Legacy services	3,471	2,796	1,003	3,799	4,323	(9)%	(12)%
Affiliates and other services	2,112	1,433	473	1,906	1,889	11%	1%

Total operating revenues	$8,848	6,635	2,268	8,903	9,271	(1)%	(4)%

  Strategic Services

        Growth in our strategic services revenues in both of the comparative periods was due principally to increases in the number of broadband subscribers as well as volume increases in our Ethernet services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased in both of the comparative periods as a result of lower local and long-distance services revenues due to access line loss and reduced access services usage related competitive pressures and product substitution. Legacy services revenues also decreased in both of the comparative periods due to lower revenues from our traditional WAN services caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.

  Affiliates and Other Services

        Affiliates and other services revenues increased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation to the consolidated financial statements in Item 8 of this report. A portion of the increase in affiliates and other services revenues for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 indirect acquisition of us. The remainder of this increase is attributable to increased USF revenues. The increase in affiliates and other services revenues for the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 was primarily due to telecommunications services we provided to affiliates, which were partially offset by a decrease in USF revenues.

Operating Expenses

        The following table summarizes our operating expenses:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,868	2,171	742	2,913	3,069	(2)%	(5)%
Selling, general and administrative	1,166	1,161	385	1,546	1,652	(25)%	(6)%
Operating expenses—affiliates	619	238	52	290	194	113%	49%
Depreciation and amortization	2,290	1,866	451	2,317	1,873	(1)%	24%

Total operating expenses	$6,943	5,436	1,630	7,066	6,788	(2)%	4%

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for USF (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); and other expenses directly related to our network.

        Cost of services and products were lower for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to decreases in salaries and wages and employee benefits related to employee headcount reductions, which resulted from reevaluations of our workforce requirements, and decreases in marketing and advertising expenses and acquisition-related integration costs. These decreases were offset partially by increases in facility costs and an increase in USF contribution rates. Costs of services and products decreased for the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 due to lower salaries and wages and employee benefits related to employee reductions in our network operations and to amortization of certain deferred expenses being lower as a result of assigning no value to the predecessor assets at the acquisition date. The amortization of certain deferred expenses is lower due to assigning no value to these predecessor assets at the acquisition date.

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

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the predecessor three months ended March 31, 2011 and the successor nine months ended December 31, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $116 million and $338 million, respectively. For the predecessor year ended December 31, 2010, this reclassification resulted in a reduction of selling, general and administrative expenses of $484 million.

        Selling, general and administrative expenses decreased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to decreases in salaries and wages and employee benefits related to employee headcount reductions and decreases in marketing and advertising expenses and acquisition-related integration costs. Higher insurance premiums and fees, external commissions and professional fees partially offset these decreases. Selling, general and administrative expenses decreased for the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to decreased pension expense, professional fees and marketing and advertising expense. This decrease was partially offset by an increase in severance related to employee reductions, a majority of which was due to CenturyLink's indirect acquisition of us.

        QCII allocates the expense or income of its benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense is a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. We recorded combined net periodic benefits income of $11 million in 2012 and combined net periodic benefits expense of $61 million and $125 million in 2011 and 2010, respectively. The decrease in combined net periodic benefits expense in 2011 is primarily due to acquisition accounting. We expect to record combined net periodic income of approximately $55 million in 2013. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our direct parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor year ended December 31, 2012.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Depreciation	$1,175	914	393	1,307	1,652	(10)%	(21)%
Amortization	1,115	952	58	1,010	221	10%	nm

Total depreciation and amortization	$2,290	1,866	451	2,317	1,873	(1)%	24%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        As of April 1, 2011, our property, plant and equipment was recorded at fair value and as a result net property, plant and equipment decreased $2.535 billion due to CenturyLink's acquisition of us. The decrease in asset value from the acquisition resulted in $100 million lower depreciation expense for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011 and a decrease of $272 million for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $52 million, and net of tax, had the effect of increasing net income by approximately $32 million for the successor year ended December 31, 2012. Excluding the effects of CenturyLink's acquisition of us, depreciation expense increased for both comparative periods reflected in the table above due to net growth in capital assets, which was partially offset by annual updates of our depreciation rates for capitalized assets.

        The accounting for CenturyLink's indirect acquisition of us also resulted in an additional $5.699 billion in amortizable intangible customer relationship assets, which resulted in an additional $172 million of amortization expense for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011, and $598 million for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010. In addition, at the acquisition date our capitalized software was also recorded at fair value of $1.702 billion, an increase of $815 million, which increased amortization expense by $59 million and $176 million for the successor year ended December 31, 2012 and the combined year ended December 31, 2011, respectively, as compared to the previous periods. Excluding the effects of CenturyLink's acquisition of us, amortization expense decreased for both comparative periods reflected in the table above due to annual updates of our amortization rates for capitalized software, partially offset by net growth in amortizable intangible assets.

Other Consolidated Results

        The following table summarizes our total other income (expense) and income tax expense:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Successor 2012 v Combined 2011	Combined 2011 v Predecessor 2010
	(Dollars in millions)
Interest expense	$(443)	(300)	(150)	(450)	(615)	(2)%	(27)%
Interest (expense) income—affiliates	(24)	1	—	1	—	nm	nm
Net loss on early retirement of debt	(47)	(8)	—	(8)	—	nm	nm
Other income	—	—	2	2	5	(100)%	(60)%

Total other income (expense)	$(514)	(307)	(148)	(455)	(610)	13%	(25)%

Income tax expense	$542	349	191	540	791	—	(32)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense decreased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to a substantial reduction in the amount of net premium amortization recorded at acquisition primarily due to the retirement of several issuances of debt during the affected periods. This was substantially offset by a significant decrease in bond coupon interest due to the retirement of several debt issuances and in some cases replaced with lower coupon debt. See Liquidity and Capital Resources below for the details of these net redemptions.

        The decrease in interest expense for the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010, was primarily due to the amortization of the net premium associated with our long-term debt, which resulted from the accounting for CenturyLink's indirect acquisition of us.

  Interest (Expense) Income—Affiliates

        Affiliate interest expense increased for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to increased affiliate loan balances. The increased affiliate loan balances are due to CenturyLink's cash management arrangement between certain of its subsidiaries, including us, under which the majority of our cash balance is transferred on a daily basis to CenturyLink. We report the balance of these transfers on our balance sheet as advances to affiliates.

  Net Loss on Early Retirement of Debt

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

        In October 2011, we redeemed $1.5 billion aggregate principal amount of our 8.875% Notes due 2012, which resulted in a loss of $6 million.

        In June 2011, we redeemed $825 million aggregate principal amount of our 7.875% Notes due 2011, which resulted in an immaterial loss.

  Income Tax Expense

        Income tax expense for the successor year ended December 31, 2012, was $542 million, or an effective tax rate of 39.0%, compared to $540 million, or an effective tax rate of 39.1%, for the combined year ended December 31, 2011.

        Income tax expense for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010, decreased by $251 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Income tax expense also decreased due to the 2010 tax treatments of the expenses allocated to us when QCII accelerated the vesting of certain stock-based compensation and certain expenses associated with CenturyLink's acquisition of us.

        For additional information on income taxes, see Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report.

Other Operational Matters

        At December 31, 2012, we had approximately 21,400 employees, of which approximately 12,000 are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America. These employees are subject to collective bargaining agreements that expired October 6, 2012. Our ultimate parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this report. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to

(i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) affiliates transactions; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for CenturyLink's indirect acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The estimates of fair value and resulting allocation of the purchase price related to CenturyLink's indirect acquisition of us involved significant estimates and judgments by our management. In arriving at the fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends. In the first quarter of 2012, we completed our valuation of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets.

        Our acquisition resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $9.369 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The aggregate consideration allocation is based on our final analysis of enterprise value of $18.639 billion.

Goodwill, Customer Relationships and Other Intangible Assets

        We amortize customer relationships primarily over estimated lives of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize trade names and patent assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        We are required to test goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reporting unit.

        In the third quarter of 2011, we adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's estimated fair value is less than its carrying amount before applying the two step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. We estimated the fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%).

        During the fourth quarter of 2012, we completed our annual impairment testing and concluded that our goodwill was not impaired and the estimated fair value of our equity exceeded our carrying value of equity by 10%.

        We may be required to assess our goodwill for impairment before our next required testing date of September 30, 2013 under certain circumstances, including any failure of our future operating results to meet forecasted expectations or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting unit. For additional information, see "Risk Factors" in Item 1A of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2013.

Property, Plant and Equipment

        As a result of our indirect acquisition by CenturyLink, property, plant and equipment was recorded based on its estimated fair value as of the acquisition date. Property, plant and equipment purchased subsequent to our acquisition is recorded at cost. Substantially all other property, plant and equipment is recorded at cost less depreciation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.

        Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. Other types of property, plant and equipment are stated at cost and, when sold or retired, a gain or loss is recognized. We depreciate such property on the straight line method over estimated service lives ranging from 5 to 45 years.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $180 million or increased depreciation by approximately $250 million, respectively.

        We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate. During 2012, we did not incur changes in events or circumstances that would indicate that the carrying amounts of our long-lived assets, other than goodwill and other intangible assets with indefinite lives, may not be recoverable. As a result, no impairment charge was recorded in 2012.

Pension and Post-Retirement Benefits

        A substantial amount of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII's post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

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

        Changes in any of the above factors QCII made in computing the pension and post-retirement health care and life insurance benefit expenses could significantly impact general, administrative and other operating expenses and the affiliate benefits receivable or payable allocated to us as described above. For further discussion of the QCII pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see QCII's Annual Report on Form 10-K for the year ended December 31, 2012.

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

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services and marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from QCII and its affiliates based on carrying value.

Income Taxes

        Until April 1, 2011, we were included in the consolidated federal income tax return of QCII. Since CenturyLink's acquisition of QCII on April 1, 2011, we are included in the consolidated federal income tax return of CenturyLink. Under CenturyLink's tax allocation policy, CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income. We are also included in the combined state tax returns filed by CenturyLink and the same payment and allocation policy applies. Our reported deferred tax assets and liabilities are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. CenturyLink does have the right to change their policy regarding settlement of these assets and liabilities at any time.

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

        The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of the successor date of December 31, 2012, we established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that an additional valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report for additional information.

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

        As of the successor date of December 31, 2012, we had a working capital deficit of $1.3 billion, reflecting current liabilities of $2.8 billion and current assets of $1.6 billion, compared to a working capital deficit of $917 million as of the successor date of December 31, 2011. The change in our working capital position is primarily due to an increase in the current maturities of long-term debt of $740 million partially offset by a decrease in accounts payable and decrease in net affiliate position. Our current maturities of long-term debt balances were higher as of the successor date of December 31, 2012 substantially due to the scheduled maturity of our $750 million floating rate notes on June 15, 2013. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or advances from CenturyLink if and to the extent CenturyLink has available funds that it is willing and able to contribute or advance.

Revolving Promissory Note

        During 2012, we entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022, of which $701 million was outstanding as of the successor date of December 31, 2012. The revolving promissory note is due on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31,

2012, the weighted average interest rate was 6.706%. This revolving promissory note is reflected on our consolidated balance sheets under "Notes payable—affiliates".

Debt and Other Financing Arrangements

        CenturyLink has a revolving credit facility (the "Credit Facility") maturing April 2017 that allows CenturyLink to borrow up to $2 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of the successor date of December 31, 2012, CenturyLink had approximately $1.2 billion and $40 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.

        As of the successor date of December 31, 2012, our long-term debt (including current maturities and excluding note payable to affiliate discussed in "Revolving Promissory Note") totaled $7.625 billion, compared to $8.325 billion outstanding as of the successor date of December 31, 2011. Substantially all of the $700 million decrease in our debt is attributable to the net impact of our new issuances being more than offset by our redemption and cash tender offers.

        Qwest Corporation floating rate senior notes of $750 million of will mature on June 15, 2013, which we expect to refinance.

        Subject to market conditions, from time to time we expect to continue to issue debt securities to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among others.

        We determined we were in compliance with all provisions and covenants of our debt agreements as of the successor date of December 31, 2012. See Note 4—Long-Term Debt to the consolidated financial statements in Item 8 of this report for additional information about our long-term debt.

        Following CenturyLink's announcement on February 13, 2013 of changes in their capital allocation plans, one credit agency downgraded CenturyLink's and QC's debt credit ratings and another indicated that it has placed CenturyLink's, QCII's and QC's debt credit ratings under review for a downgrade. As of the date of this report, the credit ratings for the senior unsecured debt of QC were as follows:

Agency	QC
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3 (under review for downgrade)
Fitch Ratings	BBB-

        Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of CenturyLink's borrowing under the Credit Facility, which could indirectly impact us. In addition, the recent actions of the credit agencies, and any additional downgrades in the future, could impact CenturyLink's, QCII's and QC's access to debt capital or further raise CenturyLink's, QCII's and QC's borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2012:

	2013	2014	2015	2016	2017	2018 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$804	634	112	236	500	5,212	7,498
Interest on long-term debt and capital leases(1)	490	464	426	409	384	7,823	9,996
Note payable—affiliate	701	—	—	—	—	—	701
Interest on note payable—affiliate	47	—	—	—	—	—	47
Operating leases	55	36	30	25	20	39	205
Purchase commitments(2)	47	34	29	28	28	13	179
Non-qualified pension obligations	2	2	2	2	2	6	16
Other	2	1	2	1	2	29	37

Total future contractual obligations(3)	$2,148	1,171	601	701	936	13,122	18,679

(1)
Actual interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2012.

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

(3)
The table is limited to contractual obligations only and does not include:

•
contingent liabilities;

•
our open purchase orders as of the successor date of December 31, 2012. These purchase orders are generally recorded at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees allocated to us by QCII. Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII's cash funding projections are discussed further below;

•
affiliate post-retirement benefits payable to certain eligible current and future retirees. Not all of QCII's post-retirement benefit obligation amount is a contractual obligation and are not contractual obligations of ours and therefore are not reported in the table. See additional information on QCII's benefits plans in Note 8—Employee Benefits to the consolidated financial statements in Item 8 of QCII's annual report on Form 10-K;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we terminate these contracts in 2013, termination fees for these contracts would be $20 million. In the normal course of business, we do not believe payment of these fees is likely; and

•
potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

        Our capital expenditures continue to be focused on our strategic services primarily our broadband services. . In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network. For more information on capital spending, see Items 1 and 1A of this report.

        CenturyLink, our ultimate parent, has agreed to accept approximately $35 million of the $90 million available to it from Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we will receive approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in our markets. We received approximately $27.5 million in CAF funds during 2012 and received approximately $2.5 million in January 2013.

Pension and Post-retirement Benefit Obligations

        QCII is subject to material obligations under its existing defined benefit pension and other post-retirement benefit plans. When QCII became a wholly owned subsidiary of CenturyLink on April 1, 2011, QCII re-measured its plans and recognized liabilities for the accounting unfunded status of pension and other post-retirement benefit obligations of $627 million and $2.706 billion, respectively. See Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates.

        Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. QCII was not required and did not make contributions to the trust in 2012 and QCII currently does not expect to make a plan contribution in 2013 and 2014.

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of the successor date of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Historical Information

        The following table summarizes cash flow activities:

	Successor		Predecessor	Combined	Predecessor	% Change
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended	Year Ended	Successor 2012 v	Combined 2011 v
	December 31, 2012	December 31, 2011	March 31, 2011	December 31, 2011	December 31, 2010	Combined 2011	Predecessor 2010
			(Dollars in millions)
Net cash provided by operating activities	$2,774	2,201	869	3,070	3,235	(10)%	(5)%
Net cash used in investing activities	(1,528)	(1,191)	(335)	(1,526)	(1,256)	—	21%
Net cash used in financing activities	(1,241)	(1,208)	(525)	(1,733)	(2,801)	(28)%	(38)%

        Net cash provided by operating activities decreased by $296 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to changes to deferred income taxes which were somewhat offset by changes in affiliate balances. Net cash provided by operating activities decreased by $165 million in the combined year ended December 31, 2011 compared to the predecessor year December 31, 2010 primarily due to decreased cash payments received from customers as a result of decreased revenues. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased by $2 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to our ultimate parent company, CenturyLink. This increase was offset by slightly less payments for property, plant and equipment and proceeds received from the sale of property and equipment in 2012. Net cash used in investing activities increased by $270 million in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink and payments for property, plant and equipment.

        Net cash used in financing activities decreased by $492 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to proceeds from an affiliate note payable and a reduction in dividends paid partially offset by an increase in net debt paydowns, payments of accounts payable affiliates and payment of early debt retirement costs. Net cash used in financing activities decreased by $1.068 billion in the combined year ended December 31, 2011 as compared to the predecessor year ended December 31, 2010 primarily due to a $830 million decrease in dividends paid to QSC and a decrease in net debt paydowns. For additional information regarding our financing activities, see Note 4—Long-Term Debt to the consolidated financial statements in Item 8 of this report.

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

        In connection with consummating the April 18, 2012 tender offer described below, we borrowed from a CenturyLink affiliate approximately $580 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and is ranked equally to our senior notes.

        On April 18, 2012, we completed a cash tender offer to purchase a portion of our $811 million of 8.375% Notes due 2016 and our $400 million of 7.625% Notes due 2015. With respect to our 8.375% Notes due 2016, we received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to our 7.625% Notes due 2015, we received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $46 million.

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

        Through the successor date of December 31, 2012, we have paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

        In accounting for CenturyLink's indirect acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $8.498 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $530 million, which we recorded as a premium.

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$66	135	201
Extinguished(1)	128	59	187

Total premiums recognized	$194	194	388

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $142 million as of the successor date of December 31, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        CenturyLink and QCII are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of the successor date of December 31, 2012.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of December 31, 2012, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        As of the successor date of December 31, 2012, we have approximately $7.4 billion (excluding capital lease and other obligations) of long-term debt outstanding, 90% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held $750 million of floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2012.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under the heading "Market Risk" above.

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

        We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011 (Successor dates), and the related consolidated statements of operations, comprehensive income, cash flows, and stockholder's equity (deficit) for the year ended December 31, 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 and the year ended December 31, 2010 (Predecessor periods). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 (Successor dates), and the results of their operations and their cash flows for the year ended December 31, 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 and the year ended December 31, 2010 (Predecessor periods), in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Shreveport, Louisiana
March 12, 2013

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$7,031	5,419	1,870	7,700
Operating revenues—affiliates	1,817	1,216	398	1,571

Total operating revenues	8,848	6,635	2,268	9,271

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,868	2,171	742	3,069
Selling, general and administrative	1,166	1,161	385	1,652
Operating expenses—affiliates	619	238	52	194
Depreciation and amortization	2,290	1,866	451	1,873

Total operating expenses	6,943	5,436	1,630	6,788

OPERATING INCOME	1,905	1,199	638	2,483
OTHER INCOME (EXPENSE)
Interest expense	(443)	(300)	(150)	(615)
Interest (expense) income—affiliates	(24)	1	—	—
Net loss on early retirement of debt	(47)	(8)	—	—
Other income	—	—	2	5

Total other income (expense)	(514)	(307)	(148)	(610)

INCOME BEFORE INCOME TAX EXPENSE	1,391	892	490	1,873
Income tax expense	542	349	191	791

NET INCOME	$849	543	299	1,082

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
NET INCOME	$849	543	299	1,082

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on investments and other, net of tax	—	—	1	(4)

Other comprehensive income	—	—	1	(4)

COMPREHENSIVE INCOME	$849	543	300	1,078

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2012	December 31, 2011
	(Dollars in millions, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	3
Accounts receivable, less allowance of $46 and $42	709	707
Advances to affiliates	593	198
Deferred income taxes, net	149	162
Other	114	98

Total current assets	1,573	1,168

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,242	8,420
Accumulated depreciation	(2,011)	(914)

Net property, plant and equipment	7,231	7,506

GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, net	4,379	5,101
Other intangible assets, net	1,212	1,460
Other	181	205

Total goodwill and other assets	15,141	16,135

TOTAL ASSETS	$23,945	24,809

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$804	64
Accounts payable	456	656
Accounts payable—affiliates, net	—	180
Note payable—affiliate	701	—
Dividends payable—Qwest Services Corporation	—	310
Accrued expenses and other liabilities
Salaries and benefits	253	256
Other taxes	215	221
Other	102	133
Advance billings and customer deposits	301	265

Total current liabilities	2,832	2,085

LONG—TERM DEBT	6,821	8,261

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	130	55
Deferred income taxes, net	2,629	2,842
Affiliates obligations, net	1,442	1,572
Other	117	129

Total deferred credits and other liabilities	4,318	4,598

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,050	9,950
Retained Earnings (Accumulated deficit)	(76)	(85)

Total stockholder's equity	9,974	9,865

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,945	24,809

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$849	543	299	1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,290	1,866	451	1,873
Deferred income taxes (benefits)	(201)	150	76	241
Provision for uncollectible accounts	74	44	17	70
Long-term debt (premium) discount amortization	(65)	(133)	3	11
Net loss on early retirement of debt	47	8	—	—
Changes in current assets and liabilities:
Accounts receivable	(76)	(71)	18	(22)
Accounts payable	(58)	(47)	(20)	51
Accounts receivable and payable—affiliates, net	—	(108)	93	(81)
Accrued income and other taxes	(9)	(36)	50	(16)
Other current assets and other current liabilities, net	(17)	(6)	(89)	11
Changes in other noncurrent assets and liabilities	61	11	(36)	15
Changes in other noncurrent assets and liabilities—affiliates	(130)	(53)	—	7
Other, net	9	33	7	(7)

Net cash provided by operating activities	2,774	2,201	869	3,235

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,266)	(1,036)	(341)	(1,240)
Changes in interest in investments managed by Qwest Services Corporation	—	—	4	(17)
Changes in advances to affiliates	(395)	(157)	—	—
Proceeds from sale of property	133	—	—	—
Other, net	—	2	2	1

Net cash used in investing activities	(1,528)	(1,191)	(335)	(1,256)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	896	2,126	—	—
Payments of long-term debt	(1,430)	(2,368)	(14)	(534)
Early retirement of debt costs	(178)	—	—	—
Dividends paid to Qwest Services Corporation	(1,150)	(900)	(530)	(2,260)
Changes in note payable—affiliate	701	—	—	—
Changes in advances to affiliates	(80)	—	—	—
Other, net	—	(66)	19	(7)

Net cash used in financing activities	(1,241)	(1,208)	(525)	(2,801)

Net increase (decrease) in cash and cash equivalents	5	(198)	9	(822)
Cash and cash equivalents at beginning of period	3	201	192	1,014

Cash and cash equivalents at end of period	$8	3	201	192

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(607)	(327)	116	(677)
Interest (paid) (net of capitalized interest of $18, $8, $3 and $12)	(513)	(464)	(149)	(603)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$9,950	9,951	11,425	11,346
Asset transfers	—	(1)	—	79
Tax benefit of pension deduction	100	—	—	—

Balance at end of period	10,050	9,950	11,425	11,425

ACCUMULATED DEFICIT
Balance at beginning of period	(85)	—	(12,256)	(11,034)
Net income	849	543	299	1,082
Dividends declared to Qwest Services Corporation	(840)	(628)	(1,000)	(2,300)
Change in other comprehensive income	—	—	1	(4)

Balance at end of period	(76)	(85)	(12,956)	(12,256)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$9,974	9,865	(1,531)	(831)

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

(1)   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), broadband, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.

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

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. In the normal course of business, we transfer assets and liabilities to and from our ultimate parent, CenturyLink, and its affiliates based on their respective carrying values. Dividends declared are reflected on our consolidated statements of stockholder's equity.

        Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our direct parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. This change resulting from systems integration activities did not have a significant impact to our consolidated net income for the successor year ended December 31, 2012.

        During the first quarter of 2012, we reclassified certain operating expenses from our selling, general and administrative expenses to our cost of services and products (exclusive of depreciation and amortization) to better reflect our expenses related to providing services to our affiliates. As a result, we reclassified previously reported amounts to conform to the current period presentation. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, this reclassification resulted in a reduction of selling, general and administrative expenses of $338 million and $116 million, respectively.

        During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $52 million for the successor year ended December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $32 million for the successor year ended December 31, 2012.

        During the first quarter of 2012, we recognized a $100 million equity contribution for the tax benefit associated with a deduction for pension funding. Since we are the employer of a significant percentage of the participants and none of the 2011 QCII pension funding was allocated to us, a tax deduction will be recognized on our separate company tax return and, therefore, we recognized an equity contribution for the tax benefits associated with this deduction.

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

Summary of Significant Accounting Policies

  Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments and Contingencies for additional information.

        For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

        For matters related to income taxes, if we determine that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

        For all of these and other matters, actual results could differ from our estimates.

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer procurement costs related to customer activation and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred for such items. Costs in excess of deferred revenue are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We have periodically transferred the rights to use optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets during all periods presented in these financial statements.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership or act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

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

        In the normal course of business, we transfer assets to and from our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values. We recorded $28 million of noncash dividends associated with asset transfers to QSC during the successor nine months ended December 31, 2011.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including Universal Service Fund ("USF") charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products.

        In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

  Advertising Costs

        Costs related to advertising are expensed as incurred. Our advertising expense was $90 million for the successor year ended December 31, 2012, $174 million for the successor nine months ended December 31, 2011, $65 million for the predecessor three months ended March 31, 2011 and $292 million for the predecessor year ended December 31, 2010. This expense is included in selling, general and administrative expenses in our consolidated statements of operations.

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        Effective April 1, 2011, our results are included in the CenturyLink consolidated federal income tax return and certain combined state income tax returns. CenturyLink allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Note 12—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. Our current expectation is that the vast majority of deferred tax assets and liabilities will be settled through our general intercompany obligation based upon the current CenturyLink policy. CenturyLink does have the right to change their policy regarding settlement of these assets and liabilities at any time.

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

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. As of the successor date of December 31, 2012, we established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized. See Note 12—Income Taxes for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Subsequent to CenturyLink's indirect acquisition of us, our cash collections are transferred to CenturyLink on a daily basis and our ultimate parent funds our cash disbursement needs. The net cash transferred to CenturyLink has been reflected as short-term affiliate loans in our consolidated balance sheets. As a result, cash and cash equivalents in the successor period are comprised of demand deposits with financial institutions. During the predecessor periods, in evaluating investments for classification as cash equivalents, we required that individual securities have original maturities of ninety days or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

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

        Property, plant and equipment acquired since the acquisition date is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

        We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred. As a result of CenturyLink's acquisition of us, our asset retirement obligations were adjusted to fair value as of the acquisition date. The asset retirement obligation was $21 million and $22 million as of December 31, 2012 and 2011.

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

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our trademark and trade name assets using the sum-of-the-years digits method over an estimated life of four years. In the predecessor period, we amortized capitalized software using the straight-line group method. In the predecessor period, trade names and trademarks were not amortized as they had an indefinite life. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

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

        We test customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of the our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        We are required to test goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. The impairment testing is at the reporting unit level, and in reviewing the criteria for reporting units when allocating the goodwill resulting from CenturyLink's indirect acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

  Pension and Post-Retirement Benefits

        A substantial portion of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in QCII's post-retirement health care and life insurance benefit plans. QCII allocates the expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to us and determines our cash contribution. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. Historically, QCII has only required us to pay our portion of its required pension contribution. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants. However, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the affiliate receivable or payable that is allocated to us.

        For further information on QCII pension, non-qualified pension, post-retirement and other post-employment benefit plans, see QCII's Annual Report on Form 10-K for the year ended December 31, 2012.

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

        The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.369 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

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

        During the first quarter of 2012, we retrospectively adjusted our reported assignment of the aggregate consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions of our estimates, (i) property, plant and equipment decreased by $36 million primarily from a revision to our valuation of our buildings and (ii) deferred credits and other liabilities increased by $89 million primarily from a revision to one of our lease valuations and changes in tax liabilities. Among other minor revisions, goodwill decreased by $84 million as an offset to the above-mentioned changes. The depreciation impact of the adjustments to property, plant and equipment valuations did not result in a material change to previously-reported amounts.

Acquisition-Related Expenses

        We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor		Predecessor	Combined
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011
Acquisition-related expenses	$39	146	2	148

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

		Successor
	Weighted Average of Remaining Lives	December 31, 2012	December 31, 2011
Goodwill	N/A	$9,369	9,369

Customer relationships, less accumulated amortization of $1,320 and $598	8.3 years	$4,379	5,101

Other intangible assets subject to amortization Capitalized software, less accumulated amortization of $704 and $354	3.1 years	$1,212	1,460

        As of the successor date of December 31, 2012, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $16.984 billion. These assets were recorded at fair value on April 1, 2011 as a result of CenturyLink's indirect acquisition of us.

        Total amortization expense for intangible assets was as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Amortization expense for intangible assets	$1,114	952	58	221

        We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)
Year ending December 31,
2013	$988
2014	917
2015	827
2016	737
2017	652
2018 and thereafter	1,470

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews.

        We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $9.369 billion, which has been recognized as goodwill. The impairment testing is done at the reporting unit level; in reviewing the criteria for reporting units when allocating the goodwill resulting from our acquisition by CenturyLink, we have determined that we are one reporting unit. We are required to test goodwill recorded in business combinations for impairment at least annually, or more frequently if events or circumstances indicate there may be impairment. Our annual measurement date for testing goodwill impairment is September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.

        We adopted the provisions of ASU 2011-08 in the third quarter of 2011, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's estimated fair value is less than its carrying amount before applying the two step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of changes in our estimate of future cash flows we did not perform a qualitative assessment. Therefore, we determined the estimated fair value of Qwest using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of Qwest beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). Based on our analysis performed with respect to our reporting unit described above, we concluded that our goodwill was not impaired.

(4)   Long-Term Debt and Revolving Promissory Note

        Long-term debt, including unamortized discounts and premiums, is as follows:

			Successor
	Interest Rates	Maturities	December 31, 2012	December 31, 2011
			(Dollars in millions)
Senior notes(1)	3.558 - 8.375%	2013 - 2052	$7,386	7,829
Capital lease and other obligations	Various	Various	112	176
Unamortized premiums, net			127	320

Total long-term debt			7,625	8,325
Less current maturities			(804)	(64)

Long-term debt, excluding current maturities			$6,821	8,261

(1)
Our $750 million Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of December 17, 2012, the rate for these notes was 3.558%.

New Issuances

  2012

        On June 25, 2012, we issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        In connection with consummating the April 18, 2012 tender offer described below under "Repayments", we borrowed from a CenturyLink affiliate approximately $580 million under a revolving promissory note, payable upon demand. The promissory note is unsecured and ranked equally to our senior notes.

        On April 2, 2012, we issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

  2011

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

        CenturyLink has a revolving credit facility (the "Credit Facility") maturing April 2017 that allows CenturyLink to borrow up to $2 billion for the general corporate purposes of itself and its subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink's then-current senior unsecured long-term debt rating. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of the successor date of December 31, 2012, CenturyLink had approximately $820 million and $120 million outstanding under the Credit Facility and the separate letter of credit arrangement, respectively. CenturyLink also had approximately $277 million and $129 million outstanding under the Credit Facility and the separate letter of credit arrangement, respectively, for the successor date of December 31, 2011. We are not guarantors of the Credit Facility or any other debt obligations of our affiliates.

Repayments

  2012

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

2011

        In October 2011, we used the net proceeds of $927 million from the October 4, 2011 debt issuance, together with the $557 million of net proceeds received from the September 21, 2011 debt issuance described above and available cash, to redeem the $1.5 billion aggregate principal amount of our 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in a loss of $6 million.

        In June 2011, we used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of our 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other):

(Dollars in millions)
2013	$804
2014	634
2015	112
2016	236
2017	500
2018 and thereafter	5,212

Total long-term debt	$7,498

Revolving Promissory Note

        On April 18, 2012, we entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022, of which $701 million was outstanding as of the successor date of December 31, 2012. The revolving promissory note is payable on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31, 2012, the weighted average interest rate was 6.706%. The accrued interest and outstanding principle balance are payable on demand, or no later than June 30, 2022. This revolving promissory note is reflected on our consolidated balance sheets under "Note payable—affiliate".

Interest Expense

        Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense (income)—affiliates:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Interest expense:
Gross interest expense	$461	305	153	627
Capitalized interest	(18)	(5)	(3)	(12)

Total interest expense	$443	300	150	615

Interest expense (income)—affiliates	$24	(1)	—	—

Covenants

        The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. As of the successor date of December 31, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

(5)   Accounts Receivable

        The following table presents details of our accounts receivable balances:

	Successor
	December 31, 2012	December 31, 2011(1)
	(Dollars in millions)
Trade and purchased receivables	$661	660
Earned and unbilled receivables	82	81
Other	12	8

Total accounts receivable	755	749
Less: allowance for doubtful accounts	(46)	(42)

Accounts receivable, less allowance	$709	707

(1)
We have reclassified prior period amounts of purchased receivables from other to trade and purchased receivables to conform to the current period presentation.

        We are exposed to concentrations of credit risk from residential and business customers within our local service area and from other telecommunications service providers. No customers individually represented more than 10% of our accounts receivable for all periods presented herein. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

        The following table presents details of our allowance for doubtful accounts:

Allowance for Doubtful Accounts
(Dollars in millions)
Balance at January 1, 2010 (Predecessor)	$53
Charged to expense—net	70
Deductions	(75)

Balance at December 31, 2010 (Predecessor)	48
Charged to expense—net	17
Deductions	(18)

Balance at March 31, 2011(Predecessor)	$47

Fair value adjustment	(47)

Balance at April 1, 2011 (Successor)	$—
Charged to expense—net	44
Deductions	(2)

Balance at December 31, 2011 (Successor)	42
Charged to expense—net	74
Deductions	(70)

Balance at December 31, 2012 (Successor)	$46

        As a result of CenturyLink's indirect acquisition of us, the allowance for doubtful accounts as of the acquisition date of $47 million was reduced to zero and our gross accounts receivable were reduced by $47 million to reflect its estimated acquisition date fair value.

(6)   Property, Plant and Equipment

        CenturyLink accounted for its indirect acquisition of us under the acquisition method of accounting, which requires the assignment of the purchase price to the assets acquired based on their fair values at the acquisition date.

        Net property, plant and equipment is composed of the following:

		Successor
	Depreciable Lives	December 31, 2012	December 31, 2011
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$356	368
Fiber, conduit and other outside plant(1)	15-45 years	3,475	3,247
Central office and other network electronics(2)	5-10 years	2,611	2,155
Support assets(3)	5-30 years	2,428	2,449
Construction in progress(4)	N/A	372	201

Gross property, plant and equipment		9,242	8,420

Accumulated depreciation		(2,011)	(914)

Net property, plant and equipment		$7,231	7,506

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain legacy systems to the historical systems of our ultimate parent, CenturyLink. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if we had continued to use our legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the successor year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million for the successor year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives of certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $52 million for the successor year ended December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $32 million for the successor year ended December 31, 2012.

        During the first quarter of 2012, we retrospectively adjusted our previously reported assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of buildings at the acquisition date. This retrospective adjustment decreased the previously reported December 31, 2011 support assets by $36 million. Also, we reclassified certain prior period amounts of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $38 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $30 million, respectively.

        We recorded depreciation expense of $1.176 billion, $914 million, $393 million and $1.652 billion for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

(7)   Severance

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

        Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$28
Accrued to expense	3
Payments, net	(11)
Reversals and adjustments	(1)
Balance at March 31, 2011 (Predecessor)	$19

Fair value adjustment	(2)

Balance at April 1, 2011 (Successor)	$17
Accrued to expense	118
Payments, net	(97)
Reversals and adjustments	(9)

Balance at December 31, 2011 (Successor)	29
Accrued to expense	64
Payments, net	(85)
Reversals and adjustments	(1)

Balance at December 31, 2012 (Successor)	$7

        Our severance expenses for the successor nine months ended December 31, 2011 also included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink's indirect acquisition of us.

(8)   Employee Benefits

Pension and Post-Retirement Benefits

        We are required to disclose the amount of our contributions to QCII relative to the QCII pension and post-retirement benefit plans. QCII was not required and did not make contributions to the pension plan trust in 2012. Based on current laws and circumstances, (i) QCII will not be required to make a cash contribution to this plan in 2013 and (ii) QCII does not expect it will be required to make a contribution in 2014. The amount of required contributions to the plan in 2014 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. No contributions were made to the post-retirement occupational health care trust in 2012 or 2011 and QCII does not expect to make a contribution in 2013.

        The unfunded status of QCII's pension plan for accounting purposes was $948 million and $627 million as of the successor dates of December 31, 2012 and December 31, 2011, respectively. The unfunded status of its post-retirement benefit plans for accounting purposes was $2.866 billion and $2.706 billion as of the successor dates of December 31, 2012 and December 31, 2011, respectively. QCII allocates its pension, non-qualified pension and post-retirement benefit obligations to us using the amount of its funded or unfunded status and its related accumulated other comprehensive income balance. Therefore, significant year over year changes in QCII's funded status affecting accumulated other comprehensive income may not have a significant initial impact on the assets or obligations that are allocated to us.

        We recognized an allocated $117 million in pension income during the successor year ended December 31, 2012 and $51 million for the successor nine months ended December 31, 2011, as well as $11 million and $53 million in pension expense for the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. Our allocated post-retirement benefit expense for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010 was $106 million, $84 million, $16 million and $72 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII's total pension and post-retirement benefit expenses were 91%, 96%, 102% and 101% for the successor year ended December, 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. QCII allocates the expenses of these plans to us and its other affiliates. The allocation of expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in cost of services and products and selling, general and administrative expenses.

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

        QCII maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The benefit obligation for QCII's occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII's written benefit plans. In calculating this obligation, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In October 2012, our current four-year collective bargaining agreements expired which covered approximately 100% of our unionized employees as of the successor date of December 31, 2012. In 2008, the plan was amended to reflect changes affecting eligible post-1990 retirees who are former represented employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1, 2009 and (ii) a provision that such post-1990 retirees will pay increased out-of-pocket costs through plan design changes starting January 1, 2009, including the elimination of Medicare Part B premium reimbursements for post-1990 retirees who are former represented employees. These changes have been considered in calculating the benefit obligation under QCII's occupational health care plan.

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

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $221 million, $167 million, $57 million, and $224 million for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. Represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Our group life insurance plan is fully insured and the premiums are paid by us.

        No contributions were made to the post-retirement occupational health care trust in 2012, 2011 or 2010 and we do not expect to make a contribution in 2013.

  401(k) Plan

        CenturyLink sponsors a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, QCII, on our behalf, matches a percentage of our employees' contributions in cash. We recognized $46 million, $36 million, $12 million and $51 million in expense related to this plan for the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

  Deferred Compensation Plans

        QCII sponsored a non-qualified unfunded deferred compensation plan for various groups that include certain of our current and former highly compensated employees. The plan is frozen and participants can no longer defer compensation to the plan. The value of the assets and liabilities related to this plan is not significant.

(9)   Stock-Based Compensation

        During the predecessor year ended December 31, 2010, our employees participated in QCII's Equity Incentive Plan ("EIP") and Employee Stock Purchase Plan ("ESPP"). Due to CenturyLink's acquisition of QCII and the purchasing of its outstanding stock, QCII no longer offers these plans.

Stock-Based Compensation Expense

        Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor years, we recognized compensation expense relating to awards granted to our employees under the EIP using the straight-line method over the applicable vesting periods. We also recognized compensation expense when our employees purchased QCII's common stock under the ESPP for the difference between the employees' purchase price and the fair value of QCII's stock.

        For the successor year ended December 31, 2012, we were allocated a stock based compensation expense of $18.3 million from CenturyLink. For the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, our total stock-based compensation expense was approximately $19 million, $3 million and $121 million, respectively. We recognized an income tax benefit of $7 million, $7 million, $1 million and $30 million associated with our stock compensation expense during the successor year ended December 31, 2012, the successor nine months ended December 31, 2011, the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively.

        On December 21, 2010, QCII accelerated the vesting of certain restricted stock and performance share awards issued under our previous Equity Incentive Plan in order to preserve certain economic benefits to employees that otherwise would have been lost in connection with CenturyLink's acquisition of QCII. As the vast majority of affected employees are employed by us, QCII allocated substantially all of the $63 million expense associated with this accelerated vesting to us.

        Due to CenturyLink's acquisition of QCII, we now record the stock-based compensation expense that is allocated to us from CenturyLink which is included in operating expenses-affiliates in our consolidated statements of operations. Based on many factors that affect the allocation, the amount of stock-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We cash settle the stock-based compensation expense allocated to us from CenturyLink.

(10) Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local and long-distance, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of USF revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

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

        Operating revenues for our products and services are summarized below:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Strategic services	$3,265	2,406	792	3,059
Legacy services	3,471	2,796	1,003	4,323
Affiliates and other services	2,112	1,433	473	1,889

Total operating revenues	$8,848	6,635	2,268	9,271

        We do not have any single customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	$171	122	43	186

(11) Related Party Transactions

        We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services and network support and technical services.

        Below are details of the services we provided to our affiliates:

  •
  Telecommunications services.  Data, Internet and voice services in support of our affiliates service offerings;

  •
  Computer system development and support services.  Information technology services primarily include the labor cost of developing, testing and implementing the system changes necessary to support order entry, provisioning, billing, network and financial systems, as well as the cost of improving, maintaining and operating our operations support systems and shared internal communications networks; and

  •
  Network support and technical services.  Network support and technical services relate to forecasting demand volumes and developing plans around network utilization and optimization, developing and implementing plans for overall product development, provisioning and customer care.

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

(12) Income Taxes

        We were included in the consolidated federal income tax returns and the combined state income tax returns of QCII until CenturyLink's April 1, 2011 acquisition of QCII and the consolidated federal income tax returns and certain combined state income tax returns of CenturyLink subsequent to the acquisition. Both CenturyLink and QCII treat our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink (and previously with QCII), any tax audits involving CenturyLink or QCII will also involve us. The IRS previously examined all of QCII's federal income tax returns prior to 2008 because they were included in its coordinated industry case program and now examines all of QCII's federal income tax returns as included in the consolidated federal return of the ultimate parent company, CenturyLink.

        In years prior to 2011, QCII filed amended federal income tax returns for 2002-2007 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. The examination of those amended federal income tax returns by the IRS was completed in 2012. In 2012, QCII filed an amended 2008 federal income tax return primarily to report the carryforward impact of prior year settlements. Such amended filing is subject to adjustment by the IRS.

        QCII also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns filed since 1996 are still open for state specific adjustments.

        As of the successor dates of December 31, 2012 and December 31, 2011, we had no amounts accrued for unrecognized tax benefits for each aforementioned year.

        Effective on April 1, 2011 in conjunction with CenturyLink's indirect acquisition of us, we changed our accounting policy to recognize interest expense and penalties related to income taxes as income tax expense. Prior to April 1, 2011, interest expense and penalties related to income taxes were included in the other income (expense) line of our consolidated statements of operations. As of the successor dates of December 31, 2012 and December 31, 2011, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $5 million for each aforementioned year. We made no accrual for penalties related to income tax positions.

Income Tax Expense

        The components of the income tax expense from continuing operations are as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal	$638	173	104	470
State and local	105	26	11	80

Total current tax provision	743	199	115	550
Deferred tax expense (benefit):
Federal	(175)	128	61	208
State and local	(26)	22	15	33

Total deferred tax expense (benefit)	(201)	150	76	241

Income tax expense	$542	349	191	791

        The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.7	3.5	3.4	3.9
Medicare subsidiary	—	—	—	2.7
Excess compensation	—	—	—	1.0
Other	0.3	0.6	0.6	(0.4)

Effective income tax rate	39.0%	39.1%	39.0%	42.2%

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	Successor
	December 31, 2012	December 31, 2011
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,046)	(1,279)
Intangibles assets	(2,226)	(2,274)
Receivable from an affiliate due to pension plan participation	(398)	(359)
Other	(39)	(148)

Total deferred tax liabilities	(3,709)	(4,060)

Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	932	920
Debt premiums	70	164
Other	239	304

Total deferred tax assets	1,241	1,388

Valuation allowance on deferred tax assets	(12)	(8)

Net deferred tax assets	1,229	1,380

Net deferred tax liabilities	$(2,480)	(2,680)

        At December 31, 2012, we have established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized.

Other Income Tax Information

        We paid $607 million, $211 million and $677 million to QSC related to income taxes in the successor years ended 2012 and 2011 and the predecessor year ended 2010, respectively. As of the successor date of December 31, 2011, we had an approximate $19 million receivable from QSC relating to income taxes reflected in advances to affiliates on our consolidated balance sheets.

        Income tax expense for the combined year ended December 31, 2011, as compared to the predecessor year ended December 31, 2010, decreased by $251 million as a result of the March 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Income tax expense also decreased due to the 2010 tax treatments of the expenses allocated to us when QCII accelerated the vesting of certain stock-based compensation and certain expenses associated with CenturyLink's acquisition of us.

        In the predecessor year ended December 31, 2010, we increased our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $2 million state deferred tax expense, net of federal effect.

        We had unamortized investment tax credits of $1 million, $2 million and $61 million as of the successor dates of December 31, 2012 and December 31, 2011 and the predecessor date of December 31, 2010, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment credits are amortized over the lives of the related assets. Amortization of investment tax credits was immaterial in 2012 and 2011. Amortization of investment tax credits of $8 million is included in the provision for income taxes for the predecessor year ended December 31, 2010.

(13)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, note payable—affiliate and long-term debt excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates and note payable—affiliate approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		December 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt excluding capital lease obligations	2	$7,513	8,019	8,149	8,352

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

(14)   Stockholder's Equity

Common Stock

        We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.

Other Net Asset Transfers

        During 2012, we recognized a $100 million equity contribution for the tax benefit associated with a deduction for pension funding. Since we are the employer of a significant percentage of the participants and none of the 2011 QCII pension funding was allocated to us, a tax deduction will be recognized on our separate company tax return and, therefore, we recognized an equity contribution for the tax benefits associated with this deduction.

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

Dividends

        We declared the following cash and non-cash dividends to QSC:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31 2010
	(Dollars in millions)
Non-cash dividend to QSC(1)	$—	28	—	—
Cash dividend declared to QSC	840	600	1,000	2,300
Cash dividend paid to QSC	1,150	900	530	2,260

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

(15)   Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months Total
	(Dollars in millions)
2012
Operating revenues	$2,260	2,195	2,183	2,210	8,848
Operating income	466	455	459	525	1,905
Income tax expense (benefit)	136	113	133	160	542
Net income (loss)	218	178	212	241	849

	Quarterly Financial Data
	Predecessor	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Nine Months Total
	(Dollars in millions)
2011
Operating revenues	$2,268	2,231	2,190	2,214	6,635
Operating income	638	370	412	417	1,199
Income tax expense (benefit)	191	116	118	115	349
Net income (loss)	299	165	199	179	543

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

(16)   Commitments and Contingencies

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

        The tables below summarize our capital lease activity:

	Successor		Predecessor
	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Assets acquired through capital leases	$—	2	16	116
Depreciation expense	50	41	11	28
Cash payments towards capital leases	41	35	11	25

	Successor
	December 31, 2012	December 31, 2011
Assets included in property, plant and equipment	$188	192
Accumulated depreciation	85	41

        The future annual minimum payments under capital lease arrangements as of December 31, 2012 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2013	$46
2014	35
2015	21
2016	2
2017	1
2018 and thereafter	6

Total minimum payments	111
Less: amount representing interest and executory costs	(14)

Present value of minimum payments	97
Less: current portion	(40)

Long-term portion	$57

Operating Leases

        We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the successor year ended December 31, 2012 and the successor nine months ended December 31, 2011, our gross rental expense was $93 million and $125 million, respectively. Also, gross rental expense was $58 million and $200 million for the predecessor three months ended March 31, 2011 and the predecessor year ended December 31, 2010, respectively. We also received sublease rental income for the same periods of $8 million, $10 million, $4 million and $15 million, respectively.

        At December 31, 2012, our future minimum payments under operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2013	$55
2014	36
2015	30
2016	25
2017	20
2018 and thereafter	39

Total future minimum payments(1)	$205

(1)
Minimum payments have not been reduced by minimum sublease rentals of $32 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $179 million as of December 31, 2012. Of this amount, we expect to purchase $47 million in 2013, $63 million in 2014 through 2015, $56 million in 2016 through 2017 and $13 million in 2018 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17)   Other Financial Information

Other Current Assets

        Other current assets reflected on our balance sheets consisted of the following:

	Other Current Assets
	December 31, 2012	December 31, 2011
	(Dollars in millions)
Prepaid expenses	$64	57
Other	50	41

Total other current assets	$114	98

(18)   Labor Union Contracts

        Approximately 56% or 12,000 of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. These employees are subject to collective bargaining agreements that expired October 6, 2012. Our parent company, CenturyLink, is currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least a twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

        None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have omitted this information pursuant to General Instruction I.

ITEM 11. EXECUTIVE COMPENSATION

        We have omitted this information pursuant to General Instruction I.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We have omitted this information pursuant to General Instruction I.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        We have omitted this information pursuant to General Instruction I.

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

Fees Paid to the Independent Registered Public Accounting Firm

        QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2012 and 2011 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Audit fees	$2,970	3,281
Audit-related fees	88	137

Total fees	$3,058	3,418

        KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2012 or 2011.

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

1
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
12*	Calculation of Ratio of Earnings to Fixed Charges.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2013.

QWEST CORPORATION
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