Form 10-Q
period 2013-03-31
QWEST CORP
filed 2013-05-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03040

Q W E S T  C O R P O R A T I O N
 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)

(318) 388-9000
(Registrant's telephone number, including area code)

           THE REGISTRANT, A WHOLLY OWNED INDIRECT SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

           On May 13, 2013, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,723	1,786
Operating revenues—affiliates	436	474

Total operating revenues	2,159	2,260

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	645	743
Selling, general and administrative	269	339
Operating expenses—affiliates	162	144
Depreciation and amortization	530	568

Total operating expenses	1,606	1,794

OPERATING INCOME	553	466
OTHER INCOME (EXPENSE)
Interest expense	(108)	(113)
Interest expense—affiliates	(16)	—
Other income	1	1

Total other income (expense)	(123)	(112)

INCOME BEFORE INCOME TAX EXPENSE	430	354
Income tax expense	166	136

NET INCOME	$264	218

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
NET INCOME	$264	218

OTHER COMPREHENSIVE INCOME:	—	—

COMPREHENSIVE INCOME	$264	218

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11	8
Accounts receivable, less allowance of $41 and $46	725	709
Advances to affiliates	770	593
Deferred income taxes, net	147	149
Other	118	114

Total current assets	1,771	1,573
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,461	9,242
Accumulated depreciation	(2,270)	(2,011)

Net property, plant and equipment	7,191	7,231
GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, less accumulated amortization of $1,497 and $1,320	4,202	4,379
Other intangible assets, less accumulated amortization of $752 and $704	1,159	1,212
Other	182	181

Total goodwill and other assets	14,912	15,141

TOTAL ASSETS	$23,874	23,945

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$791	804
Accounts payable	504	456
Note payable—affiliates	717	701
Accrued expenses and other liabilities
Salaries and benefits	196	253
Income and other taxes	249	215
Other	158	102
Advance billings and customer deposits	305	301

Total current liabilities	2,920	2,832

LONG-TERM DEBT	6,796	6,821

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	136	130
Deferred income taxes, net	2,578	2,629
Affiliates obligations, net	1,401	1,442
Other	105	117

Total deferred credits and other liabilities	4,220	4,318

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(112)	(76)

Total stockholder's equity	9,938	9,974

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,874	23,945

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$264	218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	530	568
Deferred income taxes	(49)	(62)
Provision for uncollectible accounts	13	20
Long-term debt (premium) discount amortization	(15)	(22)
Changes in current assets and current liabilities:
Accounts receivable	(29)	(11)
Accounts payable	49	(82)
Accrued income and other taxes	34	42
Other current assets and other current liabilities, net	(1)	71
Changes in other noncurrent assets and liabilities	(7)	(7)
Changes in other noncurrent assets and liabilities—affiliates	(41)	(37)
Other, net	2	5

Net cash provided by operating activities	750	703

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(262)	(341)
Changes in advances to affiliates	(177)	(278)

Net cash used in investing activities	(439)	(619)

FINANCING ACTIVITIES
Payments of long-term debt	(24)	(26)
Dividends paid to Qwest Services Corporation	(300)	—
Changes in advances from affiliates	16	(61)

Net cash used in financing activities	(308)	(87)

Net increase (decrease) in cash and cash equivalents	3	(3)
Cash and cash equivalents at beginning of period	8	3

Cash and cash equivalents at end of period	$11	—

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(215)	(51)
Interest (paid) (net of capitalized interest of $4 and $3)	$(87)	(80)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	9,950
Tax benefit of pension deduction	—	119

Balance at end of period	10,050	10,069

(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	(76)	(85)
Net income	264	218
Dividends declared to Qwest Services Corporation	(300)	—

Balance at end of period	(112)	133

TOTAL STOCKHOLDER'S EQUITY	$9,938	10,202

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.

(1)   Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local voice, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We are an indirect subsidiary of Qwest Communications International Inc. ("QCII").

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended March 31, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the three months ended March 31, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$1,029	(326)	703
Net cash used in investing activities	(1,006)	387	(619)
Net cash used in financing activities	(26)	(61)	(87)

(2)   Long-Term Debt and Revolving Promissory Note

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	March 31, 2013	December 31, 2012
			(Dollars in millions)
Senior notes(1)	3.530% – 8.375%	2013 – 2052	$7,386	7,386
Capital lease and other obligations	Various	Various	89	112
Unamortized premiums, net			112	127

Total long-term debt			7,587	7,625

Less current maturities			(791)	(804)

Long-term debt, excluding current maturities			$6,796	6,821

(1)
Our $750 million Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of March 15, 2013, the rate for these notes was 3.530%, which is included in the range of rates stated above.

Revolving Promissory Note

        We have a revolving promissory note with an affiliate of our ultimate parent, CenturyLink, Inc. ("CenturyLink"), that provides us with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $707 million was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under Note payable—affiliates.

Covenants

        As of March 31, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.

(3)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates, note payable—affiliates and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, accounts payable—affiliates and note payable—affiliates approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		March 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$7,498	7,950	7,513	8,019

(4)   Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services revenues into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional Wide Area Network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of Universal Service Funds ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, and network support and technical services.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2013	2012
Strategic services	$829	812
Legacy services	825	900
Affiliates and other services	505	548

Total operating revenues	$2,159	2,260

        We do not have any single external customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.

        Affiliates and other services revenues include revenues from Universal Service Funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs.

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$40	44

        Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

(5)   Commitments and Contingencies

        CenturyLink and Qwest Communications International Inc. ("QCII") are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

(6)   Labor Union Contracts

        Approximately 57% or 12,000 of our employees are members of bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. These employees are subject to collective bargaining agreements that expired October 6, 2012. Since then, our parent company, CenturyLink, has been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

(7)   Dividends

        During the three months ended March 31, 2013, we paid dividends to Qwest Services Corporation ("QSC") of $300 million, all of which was declared during the three months ended March 31, 2013. Dividends paid are reflected on our consolidated statement of cash flows as financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries.

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are an indirect subsidiary of Qwest Communications International Inc. ("QCII").

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local voice, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

        We currently categorize our products, services and revenues among the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local voice, integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of Universal Service Funds ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates: computer system development and support services, network support and technical services.

        As of March 31, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 8.0 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.

Business Trends

        Our financial results have been impacted by several significant trends, including those described below.

  •
  Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 38% and 36% of our total revenues for the three months ended March 31, 2013 and March 31, 2012, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services. Revenues from our legacy services represented 38% and 40% of our total revenues for the three months ended March 31, 2013 and March 31, 2012, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

  •
  Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video and wireless;

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions; and

  •
  Pension and post-retirement benefits expenses. Our indirect parent QCII is required to recognize in its consolidated financial statements certain expenses relating to its pension and post-retirement health care and life insurance benefits plans. These expenses are calculated based on several assumptions, including among other things interest rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits expenses QCII recognizes. QCII allocates the expenses of these plans to us and certain of its other affiliates. The allocation of expenses to us is based upon the demographics of our employees and retirees. Changes in QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits expenses we recognize.

        While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Operating revenues	$2,159	2,260
Operating expenses	1,606	1,794

Operating income	553	466
Other income (expense)	(123)	(112)
Income tax expense	166	136

Net income	$264	218

Employees (as of March 31)	21,095	24,300

        The following table summarizes certain of our selected operational metrics:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers	3,367	3,134	233	7%
Access lines	7,954	8,413	(459)	(5)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to better align with the methodology used by our ultimate parent company, CenturyLink. We have restated our previously reported amounts to reflect this change. For additional information on our counting methodologies, see "Overview" above.

Operating Revenues

        The following table summarizes our operating revenues:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$829	812	17	2%
Legacy services	825	900	(75)	(8)%
Affiliates and other services	505	548	(43)	(8)%

Total operating revenues	$2,159	2,260	(101)	(4)%

  Strategic Services

        Strategic services revenues increased primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration, product substitution and increased competition.

  Affiliates and Other Services

        Affiliates and other services revenues decreased primarily due to less demand for support services and lower USF revenues.

Operating Expenses

        The following table summarizes our operating expenses:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$645	743	(98)	(13)%
Selling, general and administrative	269	339	(70)	(21)%
Operating expenses—affiliates	162	144	18	13%
Depreciation and amortization	530	568	(38)	(7)%

Total operating expenses	$1,606	1,794	(188)	(10)%

  Cost of Services and Products (exclusive of depreciation and amortization)

        Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for USF (which reflect our contributions to certain federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things); and other expenses directly related to our network operations.

        Cost of services and products (exclusive of depreciation and amortization) expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased salaries and wages costs associated with the reduction in headcount, reduction in severance payments and decreases in employee benefit costs. The decrease was partially offset by an increase in network expenses.

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

        Selling, general and administrative expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased salaries and wages, employee benefit costs, professional fees and lower bad debt expense.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

        Operating expenses—affiliates increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to higher levels of services provided to us by affiliates.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$270	294	(24)	(8)%
Amortization	260	274	(14)	(5)%

Total depreciation and amortization	$530	568	(38)	(7)%

        Depreciation and amortization expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to depreciation and amortization rate changes of certain telecommunications equipment and capitalized software. The rate changes are the result of our aged investment in plant and capitalized software becoming fully depreciated or retired at a faster rate than the acquisition of new plant and software.

Other Consolidated Results

        The following table summarizes other income (expense) and income tax expense:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(108)	(113)	(5)	(4)%
Interest expense-affiliate	(16)	—	16	nm%
Other income	1	1	—	nm%

Total other income (expense)	$(123)	(112)	11	10%

Income tax expense	$166	136	30	22%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Interest Expense

        Interest expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a lower weighted average interest rate on the outstanding debt resulting from several debt financing transactions in the past fifteen months. The decrease was partially offset by a decrease in the amortization of debt premiums which resulted from the accounting for CenturyLink's indirect acquisition of us. See Note 2—Long-Term Debt and Revolving Promissory Note and "Liquidity and Capital Resources" below for additional information about our debt.

  Interest Expense—Affiliates

        Affiliate interest expense increased for the three months ended March 31, 2013 primarily due to increased loan balances that we owe to one of our affiliates under an intercompany promissory note.

  Income Tax Expense

        The effective tax rate for the three months ended March 31, 2013 was 38.6% compared to 38.4% for the comparative prior year period.

Liquidity and Capital Resources

Overview

        We are an indirectly wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

        CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate promissory notes, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany promissory notes vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink as advances to affiliates. From time to time we may declare and pay dividends to our stockholder, Qwest Service Corporation ("QSC"), in excess of our earnings to the extent permitted by applicable law using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

        At March 31, 2013, we had a working capital deficit of $1.1 billion, reflecting current liabilities of $2.9 billion and current assets of $1.8 billion, compared to a working capital deficit of $1.3 billion as of December 31, 2012. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions or advances from CenturyLink.

Revolving Promissory Note

        We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $707 million was outstanding as of March 31, 2013. As of March 31, 2013, the weighted average interest rate under this note was 6.553%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under Note payable—affiliates.

Debt and Other Financing Arrangements

        Approximately $750 million of our floating rate notes will mature on June 15, 2013. Subject to market conditions, we expect to continue to issue debt securities, from time to time, to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the credit ratings assigned us by the three major credit rating agencies, among other factors.

        Following CenturyLink's announcement on February 13, 2013 of changes in its capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings. As of the date of this report, the credit ratings for the senior unsecured debt of QC were as follows:

Agency	Qwest Corporation
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-

        Although we do not expect the downgrade of one of our ratings to have a material impact on our access to the capital markets, the recent downgrades of CenturyLink's ratings could, under certain circumstances, limit its access to the capital markets. Additional downgrades of our senior unsecured debt credit ratings would likely raise our borrowing costs and could, under certain circumstances, limit our access to the capital markets. Similarly, additional downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, increase the cost of CenturyLink's borrowing under the Credit Facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Our capital expenditures continue to be focused on our strategic services, such as video and broadband services.

        CenturyLink, our ultimate parent, has accepted approximately $35 million of the $90 million available to it from Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we received approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. CenturyLink has determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. CenturyLink has, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 56,000 more homes in high-cost unserved areas in our markets. We received approximately $28 million in CAF funds during 2012 and received the remaining $3 million in January 2013. The FCC is expected to offer a new round of Phase 2 CAF funding later this year.

Pension and Post-retirement Benefit Obligations

        QCII is subject to material obligations under its existing defined benefit pension and other post-retirement benefit plans. As of the most recent re-measurement date, December 31, 2012, the recognized liabilities for the accounting unfunded status of pension and post-retirement benefit obligations were $948 million and $2.866 billion, respectively. See Note 8—Employee Benefits to the consolidated financial statements in Item 8 of QCII's Annual Report Form 10-K for additional information about QCII's pension and other post-retirement benefit arrangements.

        A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates.

        Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by a variety of factors, including earnings on investments, interest rates, changes in plan benefits and funding laws and regulations. QCII currently does not expect to make a plan contribution in 2013 and 2014.

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years, based on current circumstances. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        QCII's estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)
	(Dollars in millions)
Net cash provided by operating activities	$750	703	47
Net cash used in investing activities	(439)	(619)	(180)
Net cash used in financing activities	(308)	(87)	221

        Net cash provided by operating activities increased primarily due to decreased payments on our accounts payable partially offset by changes in other current assets and liabilities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities decreased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to an increase in our advances to affiliates resulting from the majority of our cash balance being transferred on a daily basis to CenturyLink and less payments for property, plant and equipment.

        Net cash used in financing activities increased in the three months ended March 31, 2013 primarily due to an increase in the dividends paid to QSC compared to the three months ended March 31, 2012.

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended March 31, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the three months ended March 31, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$1,029	(326)	703
Net cash used in investing activities	(1,006)	387	(619)
Net cash used in financing activities	(26)	(61)	(87)

Certain Matters Related to CenturyLink's Indirect Acquisition of Us

        Effective after CenturyLink's indirect acquisition of us, we are included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. Until this agreement is finalized, we will continue to account for income tax expense on a separate return basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting applies.

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

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2013	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$15	201	216
Extinguished(1)	—	187	187

Total premiums recognized	$15	388	403

(1)
See "Debt and Other Financing Arrangements" for more information.

        The remaining premium of $127 million as of March 31, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

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

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16 to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, or (iii) discussed under the heading "Market Risk" below.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2013, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Certain of the industry and market data (such as the size of certain markets and our position within these markets) used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages, our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently acquired operations into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and QCII's ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving us or our affiliates; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or QCII's pension funding requirements or otherwise; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information contained in Note 5—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services which are described in detail in Item 2 of Part I of this report;

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

        At March 31, 2013, we had approximately 21,000 employees, of which approximately 12,000 or 57%, are members of various bargaining units represented by the International Brotherhood of Electrical Workers or the Communications Workers of America and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

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

  •
  require us to offer expensive incentives to retain existing customers or subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

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

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

Consolidation among other participants in the communications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications and cable industries have experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other communications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

Risks Relating to our Recent Acquisition

We may be unable to integrate successfully into CenturyLink and realize the anticipated benefits of its recent acquisition of control of us.

        CenturyLink's acquisition of control of us in 2011 involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

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

        At December 31, 2012, Qwest Communications International Inc. ("QCII") had approximately $5.3 billion of federal net operating losses, or NOLs. These NOLs can be used to offset their future federal taxable income.

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

        As described in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

        We can give no assurance as to the impacts on QCII's and our financial results or financial condition that may ultimately result from these matters. The ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII's financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, any such settlements or judgments could increase QCII's cash requirements, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.

        There are other material proceedings pending against CenturyLink and QCII, as described in the above-referenced Note 15. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long-distance providers are disputing amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Affecting our Liquidity and Capital Resources

CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2013, our consolidated debt was approximately $7.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.8 billion as of that date. Approximately $2.2 billion of CenturyLink's debt securities, which includes approximately $1.4 billion of our debt securities, come due over the next thirty-six months from the date of this report.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital as described further below in the next captioned risk factor, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors. The effects of each of these factors could be intensified if we increase our borrowings.

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink or QCII are required to contribute a material amount of cash to their pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 5—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

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

Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

        As noted above in Item 2 of Part I of this report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of our debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, or impair our business, financial condition and results of operations.

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

        The funded status of QCII's qualified pension plan is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of QCII's qualified pension plan was $948 million as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current circumstances, QCII was not required to make a cash contribution to this plan in 2012 and QCII does not expect it will be required to make a contribution in 2013 and 2014. The actual amount of required contributions to our plan in future periods will depend upon a variety of factors, including earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

CenturyLink and QC plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        CenturyLink has a significant amount of consolidated indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, QC or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's or our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on acceptable terms, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

Exhibit Number	Description

3.1*	Amended and Restated Articles of Incorporation of Qwest Corporation.
3.2
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

(1)
Certain of the items in Sections 4.1 through 4.3 (i) omit supplemental indentures or other instruments governing debt that has been retired or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

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
j.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2013.

QWEST CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)