Form 10-Q
period 2013-06-30
QWEST CORP
filed 2013-08-14
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

           On August 14, 2013, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,703	1,763	3,426	3,549
Operating revenues—affiliates	496	432	932	906

Total operating revenues	2,199	2,195	4,358	4,455

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	690	694	1,335	1,437
Selling, general and administrative	270	311	539	650
Operating expenses—affiliates	185	161	347	305
Depreciation and amortization	529	574	1,059	1,142

Total operating expenses	1,674	1,740	3,280	3,534

OPERATING INCOME	525	455	1,078	921
OTHER INCOME (EXPENSE)
Interest expense	(112)	(112)	(220)	(225)
Interest expense—affiliate	(12)	(4)	(28)	(4)
Net loss on early retirement of debt	—	(46)	—	(46)
Other income (expense)	—	(2)	1	(1)

Total other income (expense)	(124)	(164)	(247)	(276)

INCOME BEFORE INCOME TAX EXPENSE	401	291	831	645
Income tax expense	155	113	321	249

NET INCOME	$246	178	510	396

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET INCOME	$246	178	510	396
OTHER COMPREHENSIVE INCOME:
Unrealized gain on investments and other, net of $—, $—, $—and $—tax	—	—	—	—

COMPREHENSIVE INCOME	$246	178	510	396

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8	8
Accounts receivable, less allowance of $39 and $46	711	709
Advances to affiliates	530	593
Deferred income taxes, net	146	149
Other	124	114

Total current assets	1,519	1,573
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,756	9,242
Accumulated depreciation	(2,530)	(2,011)

Net property, plant and equipment	7,226	7,231
GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, less accumulated amortization of $1,672 and $1,320	4,027	4,379
Other intangible assets, less accumulated amortization of $829 and $704	1,119	1,212
Other	216	181

Total goodwill and other assets	14,731	15,141

TOTAL ASSETS	$23,476	23,945

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$45	804
Accounts payable	474	456
Note payable—affiliate	729	701
Accrued expenses and other liabilities
Salaries and benefits	186	253
Income and other taxes	194	215
Other	132	102
Advance billings and customer deposits	301	301

Total current liabilities	2,061	2,832

LONG-TERM DEBT	7,559	6,821

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	140	130
Deferred income taxes, net	2,510	2,629
Affiliates obligations, net	1,363	1,442
Other	109	117

Total deferred credits and other liabilities	4,122	4,318

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(316)	(76)

Total stockholder's equity	9,734	9,974

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,476	23,945

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$510	396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,059	1,142
Deferred income taxes	(112)	(103)
Provision for uncollectible accounts	28	43
Long-term debt premium amortization	(29)	(36)
Net loss on early retirement of debt	—	46
Changes in current assets and current liabilities:
Accounts receivable	(30)	30
Accounts payable	10	(46)
Accrued income and other taxes	(21)	(17)
Other current assets and other current liabilities, net	(38)	(47)
Changes in other noncurrent assets and liabilities	(1)	(30)
Changes in other noncurrent assets and liabilities—affiliates	(79)	(80)
Other, net	1	8

Net cash provided by operating activities	1,298	1,306

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(607)	(600)
Changes in advances to affiliates	63	(1,157)
Proceeds from sale of property	—	133

Net cash used in investing activities	(544)	(1,624)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	752	897
Payments of long-term debt	(784)	(923)
Early retirement of debt costs	—	(177)
Dividends paid to Qwest Services Corporation	(750)	—
Changes in notes payable—affiliates	28	583
Changes in advances from affiliates	—	(61)

Net cash (used in) provided by financing activities	(754)	319

Net increase in cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	8	3

Cash and cash equivalents at end of period	$8	4

Supplemental cash flow information:
Income taxes (paid), net	$(434)	(207)
Interest (paid) (net of capitalized interest of $8 and $8)	$(245)	(277)

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	9,950
Tax benefit of pension deduction	—	119

Balance at end of period	10,050	10,069

(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	(76)	(85)
Net income	510	396
Dividends declared to Qwest Services Corporation	(750)	(390)

Balance at end of period	(316)	(79)

TOTAL STOCKHOLDER'S EQUITY	$9,734	9,990

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

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first six months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended June 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the six months ended June 30, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$1,788	(482)	1,306
Net cash used in investing activities	(1,960)	336	(1,624)
Net cash provided by financing activities	173	146	319

(2)   Long-Term Debt and Revolving Promissory Note

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	June 30, 2013	December 31, 2012
			(Dollars in millions)
Senior notes	6.125% – 8.375%	2014 – 2053	7,411	7,386
Capital lease and other obligations	Various	Various	95	112
Unamortized premiums, net			98	127

Total long-term debt			7,604	7,625
Less current maturities			(45)	(804)

Long-term debt, excluding current maturities			$7,559	6,821

New Issuance

        On May 23, 2013, QC issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

Repayment

        On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

Revolving Promissory Note

        QC has a revolving promissory note with an affiliate of our ultimate parent, CenturyLink, Inc. ("CenturyLink") that provides us with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $729 million was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under note payable—affiliate.

Covenants

        As of June 30, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.

(3)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable—affiliate and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, and note payable—affiliate approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB").

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		June 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$7,509	7,789	7,513	8,019

(4)   Products and Services Revenues

        We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services revenues into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Ethernet, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of Universal Service Fund ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services as well as network support and technical services.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$831	811	1,660	1,623
Legacy services	806	874	1,630	1,775
Affiliates and other services	562	510	1,068	1,057

Total operating revenues	$2,199	2,195	4,358	4,455

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

        The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$38	43	78	87

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

(6)   Labor Union Contracts

        Approximately 12,000 or 52% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

(7)   Dividends

        During the six months ended June 30, 2013, we paid dividends to Qwest Services Corporation ("QSC") of $750 million, all of which were declared during the six months ended June 30, 2013. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

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

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are an indirect subsidiary of Qwest Communications International Inc. ("QCII").

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

        We currently categorize our products, services and revenues among the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, Ethernet, video (including resold satellite video services) and Verizon Wireless services;

  •
  Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

  •
  Affiliates and other services, which consist primarily of Universal Service Fund ("USF") revenues and surcharges and services we provide to our affiliates. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services as well as network support and technical services.

        As of June 30, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 7.8 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.

Business Trends

        Our financial results have been impacted by several significant trends, including those described below.

  •
  Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 38% and 37% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 38% and 36% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. We expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services. Revenues from our legacy services represented 37% and 40% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 37% and 40% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. We expect these percentages to continue to decline at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

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

Results of Operations

        The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Operating revenues	$2,199	2,195	4,358	4,455
Operating expenses	1,674	1,740	3,280	3,534

Operating income	525	455	1,078	921
Other income (expense)	(124)	(164)	(247)	(276)
Income tax expense	155	113	321	249

Net income	$246	178	510	396

        The following table summarizes certain of our selected operational metrics:

	As of June 30,
	2013	2012(1)	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	3,369	3,249	120	4%
Access lines(1)	7,825	8,280	(455)	(5)%
Employees	22.6	23.5	(0.9)	(4)%

(1)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to

  Broadband subscribers and Access lines attributable to El Paso County Telephone Company's inclusion is approximately 3 and 4 respectively.

  Operating Revenues

          The following tables summarize our operating revenues:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$831	811	20	2%
Legacy services	806	874	(68)	(8)%
Affiliates and other services	562	510	52	10%

Total operating revenues	$2,199	2,195	4	—%

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$1,660	1,623	37	2%
Legacy services	1,630	1,775	(145)	(8)%
Affiliates and other services	1,068	1,057	11	1%

Total operating revenues	$4,358	4,455	(97)	(2)%

  Strategic Services

        Strategic services revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet services. These increases were partially offset by declines in our private line services revenues.

  Legacy Services

        Legacy services revenues decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration to our strategic services, product substitution and increased competition.

  Affiliates and Other Services

        Affiliates and other services revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to an increase in the rates we charge for support services we provided to affiliates.

Operating Expenses

        The following tables summarize our operating expenses:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$690	694	(4)	(1)%
Selling, general and administrative	270	311	(41)	(13)%
Operating expenses—affiliates	185	161	24	15%
Depreciation and amortization	529	574	(45)	(8)%

Total operating expenses	$1,674	1,740	(66)	(4)%

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,335	1,437	(102)	(7)%
Selling, general and administrative	539	650	(111)	(17)%
Operating expenses—affiliates	347	305	42	14%
Depreciation and amortization	1,059	1,142	(83)	(7)%

Total operating expenses	$3,280	3,534	(254)	(7)%

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

        Cost of services and products (exclusive of depreciation and amortization) decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount, reductions in severance costs and equipment and maintenance costs. Cost of services and products (exclusive of depreciation and amortization) decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount, reductions in severance costs, customer premise equipment costs, access expense, and real estate and power costs, partially offset by increases in facility costs and network expense.

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

        Selling, general and administrative expenses decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with reductions in headcount, reductions in severance costs, and decreases in bad debt expense and marketing and advertising costs. The decreases were partially offset by increases in professional fees and external commissions.

  Operating Expenses—Affiliates

        Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

        Operating expenses—affiliates increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.

Depreciation and Amortization

        The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$271	287	(16)	(6)%
Amortization	258	287	(29)	(10)%

Total depreciation and amortization	$529	574	(45)	(8)%

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$541	581	(40)	(7)%
Amortization	518	561	(43)	(8)%

Total depreciation and amortization	$1,059	1,142	(83)	(7)%

        Depreciation expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes are the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software is lower due to investment becoming fully amortized faster than new software is acquired.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(112)	(112)	—	—%
Interest expense—affiliate	(12)	(4)	8	200%
Net loss on early retirement of debt	—	(46)	(46)	(100)%
Other income (expense)	—	(2)	(2)	(100)%

Total other income (expense)	$(124)	(164)	(40)	(24)%

Income tax expense	$155	113	42	37%

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(220)	(225)	(5)	(2)%
Interest expense—affiliate	(28)	(4)	24	600%
Net loss on early retirement of debt	—	(46)	(46)	(100)%
Other income (expense)	1	(1)	(2)	200%

Total other income (expense)	$(247)	(276)	(29)	(11)%

Income tax expense	$321	249	72	29%

  Interest Expense

        Interest expense remained unchanged for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to a reduction in both the weighted average interest rate and total principal amount outstanding resulting from several debt financing transactions in the past eighteen months offset by an increase in capitalized interest and a reduction in the amortization of debt premiums which resulted from the accounting for CenturyLink's indirect acquisition of us. Interest expense decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a lower weighted average interest rate on the outstanding debt resulting from several debt financing transactions in the past eighteen months. The decrease was partially offset by a reduction in the amortization of debt premiums which resulted from the accounting for CenturyLink's indirect acquisition of us. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and "Liquidity and Capital Resources" below for additional information about our debt.

  Interest Expense—Affiliate

        Affiliate interest expense increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to increased loan balances that we owe to one of our affiliates under the revolving promissory note.

  Income Tax Expense

        The effective tax rate for the six months ended June 30, 2013 was 38.6% as compared to 38.6% for the six months ended June 30, 2012.

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

        At June 30, 2013, we had a working capital deficit of $542 million, reflecting current liabilities of $2.1 billion and current assets of $1.5 billion, compared to a working capital deficit of $1.3 billion as of December 31, 2012. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions or advances from CenturyLink.

Revolving Promissory Note

        QC has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $729 million was outstanding as of June 30, 2013. As of June 30, 2013, the weighted average interest rate under this note was 6.665%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under note payable—affiliate.

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

        Following CenturyLink's announcement on February 13, 2013 of changes in its capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings. As of the date of this report, the credit ratings for the senior unsecured debt of QC were as follows:

Agency	Rating
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-

        Downgrades of our or QC's senior unsecured debt credit ratings would likely raise our borrowing costs and could, under certain circumstances, limit our access to the capital markets. Similarly, the recent downgrades of CenturyLink's senior unsecured debt ratings and additional downgrades of CenturyLink's ratings could, under certain circumstances, increase the cost of CenturyLink's borrowing under the Credit Facility, and could limit its access to the capital markets, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

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

        CenturyLink, our ultimate parent, has accepted approximately $35 million of the $90 million available to it from Round 1 of Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we received approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink is eligible to receive up to $90 million of additional funding under Round 2 of Phase 1 of CAF. CenturyLink is currently evaluating how much of this funding to accept.

Pension and Post-retirement Benefit Obligations

        QCII is subject to material obligations under its existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status of QCII's plans is measured annually at December 31. See Note 8—Employee Benefits to the consolidated financial statements in Item 8 of QCII's Annual Report Form 10-K for the year ended December 31, 2012, for additional information about QCII's pension and other post-retirement benefit arrangements.

        A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates.

        Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by a variety of factors, including earnings on plan investments, interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. QCII currently does not expect to make a plan contribution in 2013 or 2014.

        Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        QCII's estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2013	2012	Change
	(Dollars in millions)
Cash Flows Provided By (Used In)
Operating activities	$1,298	1,306	(8)
Investing activities	(544)	(1,624)	1,080
Financing activities	(754)	319	(1,073)

Increase (Decrease) in Cash and Cash Equivalents	$—	1	(1)

        Net cash provided by operating activities slightly decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a decrease in the amount of funds advanced to our affiliates partially offset by a decrease in the proceeds received from the sale of property.

        Net cash used in financing activities increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the payment of dividends and a decrease in the amount of funds borrowed from an affiliate under the revolving promissory note, which were partially offset by a reduction in the amount of costs incurred for the early retirement of debt.

        On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

        On May 23, 2013, QC issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

Out-of-Period Adjustment

        In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended June 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the six months ended June 30, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$1,788	(482)	1,306
Net cash used in investing activities	(1,960)	336	(1,624)
Net cash provided by financing activities	173	146	319

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

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2013	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$29	201	230
Extinguished	—	187	187

Total premiums recognized	$29	388	417

        The remaining premium of $113 million as of June 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters

        CenturyLink and QCII are involved in various legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's and QCII's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, or (iii) discussed under the heading "Market Risk" below.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2013, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, expressed or implied if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages, our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently acquired operations into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; CenturyLink's and QCII's ability to use net operating loss carryovers in projected amounts; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving us or our affiliates; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in CenturyLink or QCII's pension funding requirements or otherwise; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Glen F. Post, III, the Chief Executive Officer of CenturyLink and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which have adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

        Approximately 12,000 or 52% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers and are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

        We may be unable to reach new agreements acceptable to our unions and their membership, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospects of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risk Factors—Risks Relating to our Recent Acquisition."

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

        As described in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2012, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. QCII continues to defend against these matters vigorously and is currently unable to provide any estimate as to the timing of their resolution.

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

        Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

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

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations, which are currently on appeal to the federal circuit court, could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2013, our consolidated debt was approximately $7.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.7 billion of CenturyLink's debt securities, which includes approximately $0.9 billion of our debt securities, come due over the next thirty-six months.

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

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink or QCII are required to contribute a material amount of cash to their pension plans, if CenturyLink or QCII are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if CenturyLink or QCII become subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2012. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

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

        As noted above in Item 2 of Part I of this report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

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

        The funded status of QCII's qualified pension plan is the difference between the value of plan assets and the benefit obligation. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in QCII's benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require QCII to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. QCII determines our cash contribution and, historically, has only required us to pay our portion of its required pension contribution. Based on current laws and circumstances, QCII was not required to make a cash contribution to this plan in 2012 and QCII does not expect it will be required to make a contribution in 2013 or 2014. The actual amount of required contributions to our plan in future periods will depend upon a variety of factors, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on QCII's liquidity by reducing its cash flows, which in turn could affect our liquidity.

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

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.

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

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Qwest Corporation.
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

	k.	Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to our Consolidated Financial Statements.

*
Exhibit filed herewith.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2013.

QWEST CORPORATION
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)