Form 10-Q
period 2013-09-30
QWEST CORP
filed 2013-11-13
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 13, 2013, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,699	1,749	5,125	5,298
Operating revenues—affiliates	489	434	1,421	1,340
Total operating revenues	2,188	2,183	6,546	6,638
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	715	737	2,050	2,174
Selling, general and administrative	262	249	801	899
Operating expenses—affiliates	183	169	530	474
Depreciation and amortization	535	569	1,594	1,711
Total operating expenses	1,695	1,724	4,975	5,258
OPERATING INCOME	493	459	1,571	1,380
OTHER INCOME (EXPENSE)
Interest expense	(116)	(109)	(336)	(334)
Interest expense—affiliate	(20)	(4)	(48)	(8)
Net loss on early retirement of debt	—	(1)	—	(47)
Other income (expense)	—	—	1	(1)
Total other income (expense)	(136)	(114)	(383)	(390)
INCOME BEFORE INCOME TAX EXPENSE	357	345	1,188	990
Income tax expense	139	133	460	382
NET INCOME	$218	212	728	608
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET INCOME	$218	212	728	608
COMPREHENSIVE INCOME	$218	212	728	608

See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	8
Accounts receivable, less allowance of $42 and $46	740	709
Advances to affiliates	712	593
Deferred income taxes, net	145	149
Other	123	114
Total current assets	1,733	1,573
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,042	9,242
Accumulated depreciation	(2,788)	(2,011)
Net property, plant and equipment	7,254	7,231
GOODWILL AND OTHER ASSETS
Goodwill	9,369	9,369
Customer relationships, less accumulated amortization of $1,843 and $1,320	3,856	4,379
Other intangible assets, less accumulated amortization of $910 and $704	1,061	1,212
Other	214	181
Total goodwill and other assets	14,500	15,141
TOTAL ASSETS	$23,487	23,945

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$42	804
Accounts payable	475	456
Note payable—affiliate	741	701
Accrued expenses and other liabilities
Salaries and benefits	229	253
Income and other taxes	218	215
Interest	121	83
Other	41	19
Advance billings and customer deposits	328	301
Total current liabilities	2,195	2,832
LONG-TERM DEBT	7,540	6,821
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	143	130
Deferred income taxes, net	2,443	2,629
Affiliates obligations, net	1,314	1,442
Other	100	117
Total deferred credits and other liabilities	4,000	4,318
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER'S EQUITY
Common stock—one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(298)	(76)
Total stockholder's equity	9,752	9,974
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,487	23,945
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$728	608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,594	1,711
Deferred income taxes	(180)	(123)
Provision for uncollectible accounts	46	59
Long-term debt premium amortization	(40)	(50)
Net loss on early retirement of debt	—	47
Changes in current assets and current liabilities:
Accounts receivable	(77)	(77)
Accounts payable	17	(53)
Accrued income and other taxes	3	5
Other current assets and other current liabilities, net	68	59
Changes in other noncurrent assets and liabilities, net	(6)	(11)
Changes in other noncurrent assets and liabilities—affiliates	(130)	(101)
Other, net	9	5
Net cash provided by operating activities	2,032	2,079
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(956)	(896)
Changes in advances to affiliates	(119)	(533)
Proceeds from sale of property	—	133
Net cash used in investing activities	(1,075)	(1,296)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	752	896
Payments of long-term debt	(794)	(1,419)
Early retirement of debt costs	—	(178)
Dividends paid to Qwest Services Corporation	(950)	(700)
Changes in notes payable—affiliates	40	685
Changes in advances from affiliates	—	(61)
Net cash used in financing activities	(952)	(777)
Net increase in cash and cash equivalents	5	6
Cash and cash equivalents at beginning of period	8	3
Cash and cash equivalents at end of period	$13	9
Supplemental cash flow information:
Income taxes (paid), net	$(636)	(359)
Interest (paid) (net of capitalized interest of $12 and $14)	$(344)	(355)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	9,950
Tax benefit of pension deduction	—	119
Balance at end of period	10,050	10,069
(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	(76)	(85)
Net income	728	608
Dividends declared to Qwest Services Corporation	(950)	(390)
Balance at end of period	(298)	133
TOTAL STOCKHOLDER'S EQUITY	$9,752	10,202
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.
(1) Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local voice, network access, private line (including special access), broadband, Ethernet, data, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We are an indirect subsidiary of Qwest Communications International Inc. ("QCII"), which was acquired by CenturyLink, Inc. ("CenturyLink") on April 1, 2011.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.
Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
Out-of-Period Adjustment
In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended September 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the nine months ended September 30, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$2,713	(634)	2,079
Net cash used in investing activities	(1,784)	488	(1,296)
Net cash used in financing activities	(923)	146	(777)
(2)   Goodwill
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30, at which date we test our one reporting unit, Qwest.
We compare Qwest’s estimated fair value to the carrying value of equity. If the estimated fair value of Qwest is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the Qwest is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than its carrying value of goodwill, goodwill must be written down to its implied fair value.

At September 30, 2013, as a result of changes in our forecasted cash flows since our previous quantitative assessment, we did not have a baseline valuation upon which to perform a qualitative assessment. Therefore, we are in the process of completing our goodwill impairment testing by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period.
Our ultimate parent, CenturyLink, has not completed its goodwill impairment test as of September 30, 2013, and as a result, we also have not completed our impairment test; however, based on our analysis performed thus far, we do not anticipate an impairment of our goodwill. We expect to complete our impairment analysis prior to reporting our financial results for the fourth quarter of 2013.
(3)   Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	September 30, 2013	December 31, 2012
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2014 - 2053	$7,411	7,386
Capital lease and other obligations	Various	Various	85	112
Unamortized premiums, net			86	127
Total long-term debt			7,582	7,625
Less current maturities			(42)	(804)
Long-term debt, excluding current maturities			$7,540	6,821
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
Revolving Promissory Note
QC has a revolving promissory note with an affiliate of our ultimate parent, CenturyLink, Inc. ("CenturyLink") that provides us with a funding commitment with an aggregate principal amount available of $1.0 billion through June 30, 2022, of which $741 million was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under note payable—affiliate.
Covenants
As of September 30, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.
(4)   Fair Value Disclosure
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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value, and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB").
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		September 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$7,497	7,450	7,513	8,019
(5)   Products and Services Revenues
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

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$835	819	2,495	2,442
Legacy services	797	860	2,427	2,634
Affiliates and other services	556	504	1,624	1,562
Total operating revenues	$2,188	2,183	6,546	6,638
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
The table below presents the aggregate USF surcharges recognized on a gross basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
USF and surcharges included in operating revenues and expenses	$39	42	116	129
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
(6)   Commitments and Contingencies
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
(7)   Labor Union Contracts
Approximately 12,000 or 53% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW") and are subject to collective bargaining agreements that expired October 6, 2012. Since the expirations, we have been negotiating the terms of new agreements. Recently, we reached conditional agreements with CWA District 7 and IBEW Local 206 for a four-year collective bargaining agreement covering approximately 12,000 of our employees. After rejecting the initial agreements, the CWA and IBEW members approved the second agreements and they became effective on October 25, 2013. The new agreements will expire on October 7, 2017.

(8)   Dividends
During the nine months ended September 30, 2013, we paid dividends to Qwest Services Corporation ("QSC") of $950 million, all of which were declared during the nine months ended September 30, 2013. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries.
        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. We are an indirect subsidiary of Qwest Communications International Inc. ("QCII"), which was acquired by CenturyLink, Inc. ("CenturyLink") on April 1, 2011.
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

As of September 30, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 7.7 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business.
Business Trends
Our financial results have been impacted by several significant trends, including those described below.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 38% and 38% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 38% and 37% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

•
Legacy services. Revenues from our legacy services represented 36% and 39% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 37% and 40% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We expect these percentages to continue to decline at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins;

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

Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Operating revenues	$2,188	2,183	6,546	6,638
Operating expenses	1,695	1,724	4,975	5,258
Operating income	493	459	1,571	1,380
Other income (expense)	(136)	(114)	(383)	(390)
Income tax expense	139	133	460	382
Net income	$218	212	728	608
The following table summarizes certain of our selected operational metrics:

	As of September 30,
	2013	2012(1)	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	3,393	3,285	108	3%
Access lines(1)	7,720	8,171	(451)	(6)%
Employees	22.7	22.7	—	—%
_______________________________________________________________________________

(1)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to Broadband subscribers and Access lines attributable to El Paso County Telephone Company's inclusion is approximately 3 and 4, respectively.

Operating Revenues
The following tables summarize our operating revenues under our current revenue categorization:

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$835	819	16	2%
Legacy services	797	860	(63)	(7)%
Affiliates and other services	556	504	52	10%
Total operating revenues	$2,188	2,183	5	—%

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Strategic services	$2,495	2,442	53	2%
Legacy services	2,427	2,634	(207)	(8)%
Affiliates and other services	1,624	1,562	62	4%
Total operating revenues	$6,546	6,638	(92)	(1)%

Strategic Services
Strategic services revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to volume increases in the number of broadband subscribers as well as volume increases in our Ethernet services. These increases were partially offset by declines in our private line services revenues.
Legacy Services
Legacy services revenues decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 as a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased due to lower traditional WAN services caused by customer migration to our strategic services, product substitution and increased competition.
Affiliates and Other Services
Affiliates and other services revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to an increase in the rates we charge for support services we provided to affiliates.
Operating Expenses
The following tables summarize our operating expenses:

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$715	737	(22)	(3)%
Selling, general and administrative	262	249	13	5%
Operating expenses—affiliates	183	169	14	8%
Depreciation and amortization	535	569	(34)	(6)%
Total operating expenses	$1,695	1,724	(29)	(2)%

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,050	2,174	(124)	(6)%
Selling, general and administrative	801	899	(98)	(11)%
Operating expenses—affiliates	530	474	56	12%
Depreciation and amortization	1,594	1,711	(117)	(7)%
Total operating expenses	$4,975	5,258	(283)	(5)%
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

Cost of services and products (exclusive of depreciation and amortization) decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount in the third quarter of 2012, reductions in severance costs, and facility cost, which were partially offset by increases in real estate and power and network expense. Cost of services and products (exclusive of depreciation and amortization) decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount in the first nine months of 2012, reductions in severance costs, access expense, and facility costs, partially offset by increases in consulting fees, professional fees, and network expense.
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
Selling, general and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to increases in consulting fees, external commissions and property taxes. The increases were partially offset by decreases in professional fees and insurance costs. Selling, general and administrative expenses decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries, wages and employee benefits costs associated with the reductions in headcount in the first nine months of 2012, decreases in bad debt expense and marketing and advertising costs. The decreases were partially offset by increases in consulting fees, external commissions and property taxes.
Operating Expenses—Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses—affiliates increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.
Depreciation and Amortization
The following tables provide detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$279	295	(16)	(5)%
Amortization	256	274	(18)	(7)%
Total depreciation and amortization	$535	569	(34)	(6)%

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation	$820	876	(56)	(6)%
Amortization	774	835	(61)	(7)%
Total depreciation and amortization	$1,594	1,711	(117)	(7)%

Depreciation expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(116)	(109)	7	6%
Interest expense—affiliate	(20)	(4)	16	400%
Net loss on early retirement of debt	—	(1)	(1)	(100)%
Total other income (expense)	$(136)	(114)	22	19%
Income tax expense	$139	133	6	5%

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(336)	(334)	2	1%
Interest expense—affiliate	(48)	(8)	40	500%
Net loss on early retirement of debt	—	(47)	(47)	(100)%
Other income (expense)	1	(1)	2	200%
Total other income (expense)	$(383)	(390)	(7)	(2)%
Income tax expense	$460	382	78	20%
Interest Expense
Interest expense increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due to a higher weighted-average coupon rate on our outstanding debt, partially offset by a reduction in the amortization of debt premiums. See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and "Liquidity and Capital Resources" below for additional information about our debt.
Interest Expense—Affiliate
Affiliate interest expense increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to increased loan balances that we owe to one of our affiliates under the revolving promissory note.
Income Tax Expense
The effective tax rate for the nine months ended September 30, 2013 was 38.7% compared to 38.6% for the comparative prior year period.

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
At September 30, 2013, we had a working capital deficit of $462 million, reflecting current liabilities of $2.2 billion and current assets of $1.7 billion, compared to a working capital deficit of $1.3 billion as of December 31, 2012. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions or advances from CenturyLink.
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
CenturyLink, our ultimate parent, has accepted approximately $35 million of the $90 million available to it from Round 1 of Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we received approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink is eligible to receive up to $90 million of additional funding under Round 2 of Phase 1 of CAF. CenturyLink is currently evaluating how much of this funding to accept. In August 2013, CenturyLink agreed to accept $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92,000 rural homes and business in unserved high-cost areas. Of the $54 million, we will receive approximately $23 million to bring broadband services to more than 38,000 rural homes and businesses in unserved high-cost areas.
Revolving Promissory Note
QC has a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available of $1.0 billion through June 30, 2022, of which $741 million was outstanding as of September 30, 2013. As of September 30, 2013, the weighted average interest rate under this note was 6.783%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets under note payable—affiliate.
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
Pension and Post-retirement Benefit Obligations
QCII is subject to material obligations under its existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status of QCII's plans is measured annually at December 31. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of QCII's Annual Report Form 10-K for the year ended December 31, 2012, for additional information about QCII's pension and other post-retirement benefit arrangements.
A substantial portion of our employees participate in the QCII pension plan. Historically, QCII has only required us to pay our portion of its pension contribution. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates.
Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. QCII currently does not expect to make a plan contribution in 2013 or 2014.
Certain of QCII's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $572 million; however, a portion of these assets is comprised of investments with restricted liquidity. QCII estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by QCII or from the trust as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on multiple factors, including changes in projected health care costs, returns on plan assets, total volume of claims, the timing of maturities of illiquid plan assets, and future changes in benefits.
QCII's estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2013	2012	Change
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$2,032	2,079	(47)
Net cash used in investing activities	(1,075)	(1,296)	221
Net cash used in financing activities	(952)	(777)	(175)
Increase (Decrease) in Cash and Cash Equivalents	$5	6	(1)
Net cash provided by operating activities slightly decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to adjustments in net income for non-cash items and a decrease in the loss from early retirement of debt, which were partially offset by an increase in earnings and an increase in the change to accounts payable. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a decrease in the amount of funds advanced to our affiliates partially offset by a decrease in the proceeds received from the sale of property.
Net cash used in financing activities increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due an increase in dividend payments and a decrease in the amount of funds borrowed from an affiliate under the revolving promissory note, which were partially offset by a decrease of payments on debt and a reduction in the amount of costs incurred for the early retirement of debt.
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
Out-of-Period Adjustment
In conjunction with finalizing our 2012 Annual Report on Form 10-K, we discovered that certain transactions with affiliates had been presented incorrectly in our consolidated statement of cash flows for the period ended September 30, 2012. We considered both quantitative and qualitative factors in reaching the conclusion that the correction of the error was immaterial to our previously issued consolidated financial statements. Correcting this error only affected our consolidated statement of cash flows, with the impact for the nine months ended September 30, 2012 presented herein, being as follows (in millions):

	As Reported	Error Correction	Restated
Net cash provided by operating activities	$2,713	(634)	2,079
Net cash used in investing activities	(1,784)	488	(1,296)
Net cash provided by financing activities	(923)	146	(777)
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30,	April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$41	201	242
Extinguished	—	187	187
Total premiums recognized	$41	388	429
The remaining premium of $101 million as of September 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.
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
From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2013, we had no such instruments outstanding.
There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Glen F. Post, III, the Chief Executive Officer of CenturyLink, Inc. and us, and R. Stewart Ewing, Jr., the Chief Financial Officer of CenturyLink, Inc. and us, have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 6—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
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
Approximately 12,000 or 53% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with our unions expire and we typically negotiate these new bargaining agreements. We may be unable to reach new agreements acceptable to our unions and their membership, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
As described in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2012, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. These matters include certain KPNQwest matters, which present material and significant risks to QCII and us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. QCII, Koninklijke KPN N.V., and the trustees reached a tentative oral agreement on the principal financial terms of a potential settlement in the 2010 KPNQwest trustees suit described in the above - referenced Note 15. The 2006 suit referred to in such Note, brought by Cargill Financial Markets, Plc and Citibank, N.A., remains on appeal. QCII continues to defend, vigorously, against the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A., and, in the event that a settlement of the 2010 matter brought by the KPNQwest trustees is not finalized, QCII will continue to defend against that matter vigorously as well. QCII is currently unable to provide an estimate as to the timing of their resolution.
We can give no assurance as to the impacts on QCII's and our financial results or financial condition that may ultimately result from the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A. The same is true of the 2010 matter brought by the KPNQwest trustees in the event that the tentative settlement is not finalized. The ultimate outcomes of these matters remain uncertain, and substantial settlements or judgments in these matters could have a significant impact on QCII and us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect QCII's financial condition and ability to meet its debt obligations, potentially impacting its credit ratings, its ability to access capital markets and its compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause QCII to draw down significantly on its cash balances, which might force it to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets. As a wholly owned subsidiary of QCII, our business operations and financial condition could be similarly affected.
There are other material proceedings pending against CenturyLink and QCII, as described in the above - referenced Note 15. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2013, our consolidated debt was approximately $7.6 billion, which was included in CenturyLink's consolidated debt of approximately $20.6 billion as of that date. Approximately $2.6 billion of CenturyLink's debt securities, which includes approximately $0.9 billion of our debt securities, come due over the next thirty-six months.

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

___________________________________________________________

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to our Consolidated Financial Statements.

_______________________________________________________________________________
* Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2013.

QWEST CORPORATION
/s/ DAVID D. COLE
By:	David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)