Form 10-K
period 2013-12-31
QWEST CORP
filed 2014-03-07
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040
QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
6.5% Notes Due 2017	New York Stock Exchange
7.375% Notes Due 2051	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On March 7, 2014, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless the context requires otherwise, references in this annual report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc. and its consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
We were incorporated under the laws of the State of Colorado in 1911. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.
On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we continued as a surviving corporation and legal entity after the acquisition, the accompanying consolidated financial information is presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this annual report.
For certain products and services we provide and for a variety of internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic. Likewise, CenturyLink uses our telecommunications network to transport data and voice traffic in order to fulfill services to its customers and a variety of internal communications functions.
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of this annual report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Statements of operations summary data:
Operating revenues	$8,753	8,848	6,635	2,268
Operating expenses	6,675	6,943	5,436	1,630
Operating income	$2,078	1,905	1,199	638
Net income	$964	849	543	299
The following table summarizes certain selected financial information from our consolidated balance sheets as of the following dates:

	Successor
	December 31, 2013	December 31, 2012
	(Dollars in millions)
Balance sheets summary data:
Total assets	$23,218	23,947
Total long-term debt(1)	7,558	7,625
Total stockholder's equity	9,613	9,974
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate) on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Contractual Obligations" in Item 7 of this annual report.

The following table summarizes certain of our operational metrics as of the following dates:

	Successor
	December 31, 2013	December 31, 2012(2)	December 31, 2011(2)
	(in thousands)
Operational metrics:
Total broadband subscribers(1)	3,429	3,318	3,185
Total access lines(1)	7,641	8,058	8,536
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 2 and 3, respectively.

Operations
We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section "Products and Services". The following table provides a summary of our operating revenues by category:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$3,342	3,265	2,406	792
Legacy services	3,208	3,471	2,796	1,003
Affiliates and other services	2,203	2,112	1,433	473
Total operating revenues	$8,753	8,848	6,635	2,268
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
Products and Services
Our products and services include local, broadband, private line (including special access, which we market to our business and wholesale customers), network access, Ethernet, information technology ("IT"), video and other communications services. We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV through CenturyLink's strategic partnership), voice and Verizon Wireless (through CenturyLink's strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 7.6 million access lines in 14 states and forms a portion of the public switched telephone network. For more information on our network, see "Business—Network Architecture" below.
Described below are our key products and services.
Strategic Services
Our customers use our "strategic" services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

•
Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private line. Private line (including special access, which we market to our business and wholesale customers) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line transmission services to wireless service providers that use our fiber-optic cables connected to their towers, commonly referred to as fiber to the tower or wireless backhaul services, to support their next generation wireless networks;

•
Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•	Video. Our video services include primarily satellite digital television under CenturyLink's arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name; and

•
Wireless services. Our wireless services are offered under CenturyLink's agency arrangement with Verizon Wireless that allows us, as a subsidiary of CenturyLink, to market, sell and bill for its services under its brand name, primarily to our residential customers who buy these services as part of a bundle with one or more of our other products and services. CenturyLink's arrangement allows us to sell the full complement of Verizon Wireless services. CenturyLink's current five-year arrangement with Verizon Wireless runs through 2015 and is terminable by either party thereafter.

Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation.

For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers;

•	ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

•	WAN. We offer wide area network ("WAN") services, which allows a local communications network to link to networks in remote locations; and

•
Switched access services. As part of our wholesale operations, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

Affiliates and Other Services
We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates IT support and services, which includes computer system development and support services, network support and technical services. We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in the local service area of our wireline operations.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Impacting our Business” in Item 1A of this annual report and Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report.
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

We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. The wireless service that we offer under CenturyLink's agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.
Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.
Our approach to our business and governmental customers includes a commitment to deliver communications and network products and services that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive communications solution for our small office, mid-sized and select enterprise business and governmental customers. We market our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper and television advertising, website promotions, telemarketing and third parties.
Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. As of December 31, 2013, we maintained over 434 thousand miles of copper plant and approximately 78 thousand miles of fiber optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages, either of which could adversely impact our results of operation and financial condition. For additional information, see "Risk Factors", generally, in Item 1A of this annual report, and, in particular, "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers."
Similarly, we continue to take steps to simplify and modernize our network, which is comprised of our legacy network combined with the network of our indirect parent, CenturyLink, and its affiliates. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete.
For more information on our properties, see Item 2 of this annual report.
Regulation
We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic, and (iii) have traditionally established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many acquisitions and divestitures require approval by the FCC and some state commissions.

Historically, incumbent local exchange carriers ("ILECs") operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of this annual report.
Federal Regulation
General
We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural healthcare providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.
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
Intercarrier Compensation
For decades, the FCC has regularly (i) considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic and (ii) administrated the federal USF.
In October, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. The CAF order provides for a multi-year transition over the next decade as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are gradually increased. We anticipate that these changes will substantially increase the pace of reductions in the amount of switched access revenues in our wholesale business, while creating opportunities for increases in federal USF and retail revenue streams.

In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the CAF order. In January 2012, CenturyLink joined more than two dozen parties in challenging certain aspects of the CAF order by filing a separate appeal that was heard by the United States Tenth Circuit Court of Appeals in November 2013, and we are awaiting the Court's decision. Future judicial challenges to the CAF order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the CAF order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
We received approximately $141 million, $145 million, and $142 million of revenue from federal and state universal service programs for the successor years ended December 31, 2013 and 2012, and the combined year ended December 31, 2011, respectively. Such amounts represented approximately 1.6% of our 2013, 2012 and 2011 total operating revenues.
Broadband Deployment
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
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. In all of our states, we are regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services, other than stand-alone basic consumer voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
Under state law, we are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets, (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.
Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. In addition, strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.
We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. On October 27, 2011, the FCC adopted an order that, among other things, preempted state regulatory commissions' jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Excluding the rate implications contemplated on a prospective basis by this FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenue subject to outstanding disputes. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery particularly from residential customers, is not assured.

Competition
General
We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver services that meet these increasing bandwidth and speed requirements. We plan to continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the enterprise business.
Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
Some of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates to our competitors, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and broadband service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.
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
Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among consumer customers, which comprise 61% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.
Improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers frequently offer features that cannot readily be provided by traditional ILECs and may price their services at or below those prices currently charged for traditional local and long-distance telephone services for several reasons, including lower operating costs and regulatory advantages. Although over the past several years the FCC has increasingly subjected portions of VoIP operations to federal regulation, VoIP services currently operate under fewer regulatory constraints than local exchange carriers services. For all these reasons, we cannot assure that VoIP providers will not successfully compete for our customers.
In providing other legacy services, such as traditional services and ISDN, we compete primarily with national telecommunications providers and cable companies. Competition for these other legacy services is based primarily on price and bundled offerings.
Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality
Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.
Employees
At December 31, 2013, we had approximately 22,800 employees, of which approximately 12,000 are members of either the International Brotherhood of Electrical Workers or the Communications Workers of America. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this annual report.
Over the past couple of years, we have reduced our workforce primarily due to (i) integration efforts from CenturyLink's indirect acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.
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
We have adopted CenturyLink's written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that CenturyLink makes any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of its code of conduct applicable to our directors or executive officers, CenturyLink intends to disclose these events on our website or in a report on Form 8-K filed with the SEC. These codes of conduct, as well as copies of CenturyLink's guidelines on significant governance issues and the charters of their audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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
Special Note Regarding Forward-Looking Statements and Related Matters
This annual report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements include, among others:

•	statements concerning the benefits that we expect will result from our operations, investments, transactions and other activities, such as increased revenue or decreased expenditures;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the timing, success and overall effects of competition from a wide variety of competitive providers;

•	the risks inherent in rapid technological change, including product displacement;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry and changes in our markets, product mix and network caused by our recent acquisition;

•
our ability to successfully integrate our acquired operations into CenturyLink's operations, including the possibility that the anticipated benefits from their recent acquisition of us cannot be fully realized in a timely manner or at all, or that integrating our acquired operations will be more difficult, disruptive or costly than anticipated;

•	our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	our continued access to credit markets on favorable terms;

•	our ability to collect our receivables from financially troubled communications companies;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	any adverse developments in legal or regulatory proceedings involving us;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise;

•	the effects of adverse weather;

•	other risks referenced in this annual report or other of our filings with the SEC; and

•
the effects of more general factors such as changes in interest rates, in tax laws, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.

These and other uncertainties related to our business are described in greater detail in Item 1A of this annual report, which is subject to updating and supplementing by our subsequent SEC reports.

These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional factors or risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
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
Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed below in Item 1A of this annual report.
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Regulatory and other developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, information technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iv) own larger or more diverse networks with greater transmission capacity or other advantages, (v) conduct operations or raise capital at a lower cost than us, (vi) are subject to less regulation, (vii) offer services nationally or internationally to a larger geographic area or larger base of customers, (viii) offer greater online content or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service.

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
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.
Rapid technological changes could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being developed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
We may not be able to accurately predict technological trends or the success of newly-offered services. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits.
For additional information on the risks of increased expenditures, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow."
Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
In recent years, the telephone industry has experienced a decline in access lines, long distance revenues and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this annual report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
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
The above-described changes in our industry have placed a higher premium on technological, engineering, marketing and provisioning skills. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Given the current competitive market for personnel with these skills; we cannot assure you that these recruitment efforts will be successful.
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with a high-capacity, reliable and secure network. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications and information technology company, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, malware, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we have been subject to a variety of security breaches and cyber attacks, although to date none of these have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configurance limitations;

•	software and hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.

Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

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
Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our failure to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.
We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or we may need to seek third-party licenses to expand our product offerings.
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims. Like other communications companies, we have received an increasing number of these notices and claims in the past several years, and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments or, in the case of litigation, to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business practices, results of operations, and financial condition.
Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. We rely on reseller and sales agency arrangements with other communications companies to provide some of the services that we sell to our customers, including video services and wireless products and services. If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations to us or our customers, we may have difficulty finding alternative arrangements and our customers may experience disruptions to their services. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell their products and services, our business plans and goals and our reputation could be negatively impacted. If these reseller and sales agency arrangements are unsuccessful due to one or more of these risks, our business and operating results may be adversely affected.
To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Similar to the risks summarized in the prior paragraph, our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that the other carrier may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues.
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	go bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contract arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.
Reliance on other key suppliers, vendors and landlords. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs or our service contracts with federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
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
Approximately 53% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
Over 60% of our total consolidated assets reflected on the balance sheet included in this annual report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, we may be required or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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
Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent acquisition, please see the risks described below under the heading "Risk Factors—Risks Relating to our Recent Acquisition."
Risks Relating to our Recent Acquisition
We may be unable to integrate successfully into CenturyLink's operations and realize the anticipated benefits of the recent acquisition.
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

•
delays or limitations in connection with offering new products or providing current ones arising out of the multiplicity of different legacy systems, network and processes used by each of the companies;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

•	the complexities of combining two companies with different histories, regulatory restrictions, cost structures, products, sales forces, markets, marketing strategies, and customer bases;

•	the failure to retain key employees, some of whom could be critical to integrating , operating or expanding the companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by integrating the companies' operations.
As discussed further under "Business—Network Architecture," we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which is an amalgam of our legacy network combined with the network of our indirect parent CenturyLink and its affiliates.
For all these reasons, you should be aware that our remaining efforts to integrate these companies and businesses could distract our management, disrupt our ongoing business or create inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.
Risks Relating to Legal and Regulatory Matters
An adverse outcome in any material litigation of CenturyLink or QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
As described in Item 8 of CenturyLink’s Annual Report on Form 10-K, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition, including the KPNQwest lawsuit brought against QCII by Cargill Financial Markets, Plc and Citibank, N.A. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected.
There are other material proceedings pending against CenturyLink, as described in Item 8 of CenturyLink's Annual Report on Form 10-K. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long-distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) new "network neutrality" rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Risks of higher costs. Regulations continue to create significant costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.
In addition, increased regulation of our suppliers could increase our costs. For instance, if enhanced regulation of greenhouse gas emissions increase our energy costs, the profitability of our data hosting and other operations could be adversely affected.
Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. In 2010, the FCC adopted "net neutrality" regulations that curtailed our operational flexibility. Although a federal appeals court vacated these rules in January 2014, the FCC or Congress could adopt similar measures in the future. Any such measures could adversely impact our ability to operate our high-speed data network profitably and to implement the upgrades and network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information carried on, stored or disseminated through our networks is limited, the law relating to the liability of private network operators, such as us, is not entirely clear. As such, we could be exposed to legal claims relating to third party content disseminated on our networks. Claims could challenge the accuracy of materials on our network, or could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of this annual report.
Risks Affecting our Liquidity and Capital Resources
CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2013, our consolidated debt was approximately $7.6 billion (excluding note payable-affiliate), which was included in CenturyLink's consolidated debt of approximately $21.0 billion as of that date. Approximately $2.6 billion of CenturyLink's consolidated debt securities, which includes approximately $927 million of our debt securities, come due over the next thirty-six months following the date of this annual report. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting our ability to access the capital markets;

•	exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, acquisitions, dividends, or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell assets, possibly on unfavorable terms, to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
The effects of each of these factors could be intensified if we increase our borrowings. We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report or in Item 8 of CenturyLink's Annual Report on Form 10-K. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.
Certain of CenturyLink's debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of Part II of this annual report for additional information about CenturyLink's credit facility.
Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
As noted above in Item 7 of Part II of this annual report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.
Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this annual report.
The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this annual report.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands, we may be required to make substantial capital expenditures, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.
Adverse changes in the value of assets or obligations associated with CenturyLink's and QCII's qualified pension plans could negatively impact CenturyLink's and QCII's liquidity, which may in turn affect our business and liquidity.

A substantial amount of our employees participate in a qualified pension plan sponsored by QCII.

The funded status of CenturyLink's and QCII's qualified pension plans are the difference between the value of the plans' assets and the benefit obligations. The accounting unfunded status of CenturyLink's qualified pension plans was $995 million, which includes the unfunded status of QCII's qualified pension plan of $159 million, as of December 31, 2013. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's and QCII's benefit obligations or a significant decrease in the value of the plans' assets. These adverse changes could require CenturyLink and QCII to contribute a material amount of cash to their pension plans or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. Based on current laws and circumstances, (i) QCII was not required to make a cash contribution to this plan in 2013 and (ii) QCII does not expect it will be required to make a contribution in 2014. CenturyLink expects to make required contributions of $123 million to its qualified pension plans in 2014. The actual amount of required contributions to their plans in 2015 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's and QCII's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, us or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
We believe that we have adequately provided for tax contingencies. However, CenturyLink's or QCII's tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components as of the following dates:

	Successor
	December 31, 2013	December 31, 2012
Land	3%	4%
Fiber, conduit and other outside plant(1)	40%	38%
Central office and other network electronics(2)	30%	28%
Support assets(3)	24%	26%
Construction in progress(4)	3%	4%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities, plant, equipment and software under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.
We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration.
As of the successor dates of December 31, 2013 and 2012, our total net property, plant and equipment was approximately $7.2 billion for both fiscal years. For additional information, see Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this annual report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable.
ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected financial data should be read in conjunction with and are qualified by reference to our consolidated financial statements and notes thereto in Item 8 of this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.
The comparability of the following selected financial data below is significantly impacted by CenturyLink's April 1, 2011 indirect acquisition of us and the resulting revaluation of our assets and liabilities. As a result of the acquisition, the following tables presents certain selected financial data for two periods: predecessor and successor, which relate to the periods preceding the acquisition and the period succeeding the acquisition, respectively. The selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
Selected financial information from the consolidated statements of operations data is as follows:

	Successor(1)			Predecessor(1)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Operating revenues	$8,753	8,848	6,635	2,268	9,271	9,731
Operating expenses	6,675	6,943	5,436	1,630	6,788	7,169
Operating income	$2,078	1,905	1,199	638	2,483	2,562
Income before income tax expense	$1,566	1,391	892	490	1,873	1,921
Net income	964	849	543	299	1,082	1,197
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this annual report for a discussion of unusual items affecting the results for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011, and the predecessor three months ended March 31, 2011.

Selected financial information from the consolidated balance sheets is as follows as of the following dates:

	Successor			Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(Dollars in millions)
Goodwill(1)	$9,354	9,354	9,354	—	—
Total assets	23,218	23,947	24,811	12,570	13,997
Total long-term debt(2)	7,558	7,625	8,325	8,012	8,386
Total stockholder's equity (deficit)	9,613	9,974	9,865	(831)	312
_______________________________________________________________________________

(1)
During the year ended December 31, 2013, we recorded a correction of an error related to an understatement of our current deferred tax asset, an understatement of our deferred tax liabilities and an overstatement of goodwill recorded in connection with the purchase accounting of us in 2011. Therefore, we recognized a $17 million increase to current deferred income tax asset, a $2 million increase to noncurrent deferred income tax liability and a $15 million reduction to goodwill on our consolidated balance sheets as of December 31, 2012 and 2011. The correction of the error did not have an effect on our consolidated statements of operations or on our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

(2)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate) on our consolidated balance sheets. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this annual report.

Selected financial information from the consolidated statements of cash flows is as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,713	2,774	2,201	869	3,235	3,167
Net cash used in investing activities	(1,381)	(1,528)	(1,191)	(335)	(1,256)	(1,100)
Net cash used in financing activities	(1,326)	(1,241)	(1,208)	(525)	(2,801)	(1,286)
Payments for property, plant and equipment and capitalized software	(1,264)	(1,266)	(1,036)	(341)	(1,240)	(1,106)
The following table presents certain selected of our operational metrics as of the following dates:

	Successor
	December 31, 2013	December 31, 2012(2)	December 31, 2011(2)
	(in thousands)
Broadband subscribers(1)	3,429	3,318	3,185
Access lines(1)	7,641	8,058	8,536
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables. and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 2 and 3, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report. Certain statements in this annual report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of this annual report for factors relating to these statements and "Risk Factors" in Item 1A of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
As discussed in Note 2—Acquisition of QCII by CenturyLink to our consolidated financial statements in Item 8 of this annual report, on April 1, 2011, our indirect parent, QCII, became a wholly owned subsidiary of CenturyLink.
Since April 1, 2011, our consolidated results of operations have been included in the consolidated results of operations of our ultimate parent, CenturyLink. CenturyLink has accounted for its acquisition of QCII and us under the acquisition method of accounting, which resulted in the assignment of the purchase price to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.354 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect CenturyLink and its consolidated subsidiaries, including us, to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The recognition of assets and liabilities at fair value is reflected in our consolidated financial statements and therefore has resulted in a new basis of accounting for the "successor period" beginning on April 1, 2011. This new basis of accounting means that our consolidated financial statements for the successor periods will not be comparable to our previously reported consolidated financial statements, including the predecessor period consolidated financial statements in this annual report.
We have incurred certain non-recurring operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor	Combined
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$24	39	146	2	148
The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.

Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such we have one reportable segment.
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

As of the successor date of December 31, 2013, we served approximately 3.4 million broadband subscribers. We also operated approximately 7.6 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.
Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on a combined basis for the successor nine months ended December 31, 2011, with the predecessor three months ended March 31, 2011. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations for the twelve months ended December 31, 2011 to be analyzed to the annual period in 2012. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this annual report.

Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as private line (including special access), broadband and video services, from legacy services, such as local and access services. Revenues from our strategic services represented 38%, 37%, and 36% of our total revenues for the successor years ended December 31, 2013 and 2012 and the combined year ended December 31, 2011, respectively, and we expect that this percentage will continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. As of the successor date of December 31, 2013, we reached approximately 3.4 million broadband subscribers compared to approximately 3.3 million as of the successor date of December 31, 2012 and 3.2 million as of the successor date of December 31, 2011. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires. In addition to our broadband network, we continue to expand our product offerings, including Ethernet, and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber based broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will, ultimately, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

•
Legacy services. Revenues from our legacy services represented 37%, 39%, and 43% of our total revenues for the successor years ended December 31, 2013 and 2012 and the combined year ended December 31, 2011, respectively, and we expect that this percentage will continue to decline. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses, which declined 5% and 6% in 2013 and 2012, respectively. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

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

•
Pension and post-retirement benefits expenses. Our indirect parent QCII is required to recognize in its consolidated financial statements certain income and expenses relating to its pension and CenturyLink's post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in these assumptions can cause significant changes in the combined net periodic benefits income and expenses QCII recognizes. CenturyLink and QCII allocate the income and expenses of these plans to us and certain of their other affiliates. The allocation of income and expenses to us is based upon the demographics of our employees and retirees. Changes in CenturyLink's and QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits income and expenses we recognize; and

•
Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of this annual report may also materially impact our business operations and financial results.
Results of Operations
The following table summarizes our results of operations:

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Operating revenues	$8,753	8,848	6,635	2,268	8,903	(1)%	(1)%
Operating expenses	6,675	6,943	5,436	1,630	7,066	(4)%	(2)%
Operating income	2,078	1,905	1,199	638	1,837	9%	4%
Other (expense) income	(512)	(514)	(307)	(148)	(455)	—%	13%
Income tax expense	602	542	349	191	540	11%	—%
Net income	$964	849	543	299	842	14%	1%
The following table summarizes certain of our operational metrics as of the following dates:

	Successor			% Change
	December 31, 2013	December 31, 2012(2)	December 31, 2011(2)	Successor 2013 v Successor 2012	Successor 2012 v Successor 2011
	(in thousands)
Operational metrics:
Broadband subscribers(1)	3,429	3,318	3,185	3%	4%
Access lines(1)	7,641	8,058	8,536	(5)%	(6)%
Employees	22.8	22.7	24.7	—%	(8)%
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 2 and 3, respectively.

Operating Revenues

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Strategic services	$3,342	3,265	2,406	792	3,198	2%	2%
Legacy services	3,208	3,471	2,796	1,003	3,799	(8)%	(9)%
Affiliates and other services	2,203	2,112	1,433	473	1,906	4%	11%
Total operating revenues	$8,753	8,848	6,635	2,268	8,903	(1)%	(1)%

Strategic Services
Strategic services revenues increased by $77 million, or 2%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 and strategic services revenues increased by $67 million, or 2%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011. The increases for both periods were principally due to increases in the number of broadband subscribers as well as volume increases in our Ethernet services. These increases were partially offset by a decline in our private line services revenues.
Legacy Services
Legacy services revenues decreased by $263 million, or 8%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 and legacy services revenues decreased by $328 million, or 9%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011. The declines in revenues for both comparative periods is a result of lower local services revenues due to access line loss and reduced access services usage related to competitive pressures and product substitution. Legacy services revenues also decreased in both of the comparative periods due to lower revenues from our traditional WAN services caused by customer migration, product substitution and increased competition. Part of the decrease in legacy services revenues for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 is attributable to lower amortization of deferred revenue due to predecessor deferred installation and activation revenue being assigned no value at the acquisition date.
Affiliates and Other Services
Affiliates and other services revenues increased by $91 million, or 4%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to increases in volume and in the rates we charge for support services we provided to affiliates. Affiliates and other services revenues increased by $206 million, or 11%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due a change in methodology effective January 1, 2012 that resulted in both higher affiliate revenues and expenses for us. See Note 1—Basis of Presentation to our consolidated financial statements in Item 8 of this annual report. A portion of the increase in affiliates and other services revenues for the successor year ended December 31, 2012 compared to the combined year ended December 31, 2011 is attributable to telecommunications services we provided to affiliates since CenturyLink's April 1, 2011 indirect acquisition of us.
Operating Expenses
The following table summarizes our operating expenses:

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,790	2,868	2,171	742	2,913	(3)%	(2)%
Selling, general and administrative	1,062	1,166	1,161	385	1,546	(9)%	(25)%
Operating expenses-affiliates	695	619	238	52	290	12%	113%
Depreciation and amortization	2,128	2,290	1,866	451	2,317	(7)%	(1)%
Total operating expenses	$6,675	6,943	5,436	1,630	7,066	(4)%	(2)%
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

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); costs for USF (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things and to which we are often required to contribute); litigation expenses associated with our operations; and other expenses directly related to our network.
Cost of services and products (exclusive of depreciation and amortization) decreased by $78 million or 3%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to decreases in active and retiree benefits costs related to lower pension benefits expense and lower active and retiree healthcare benefits as a result of better than expected returns on plan assets and from favorable change to discount rates, due to a reduction in severance expenses and due to lower access expense. These decreases were offset partially by increases in professional fees, network expenses and real estate and power costs. Costs of services and products (exclusive of depreciation and amortization) decreased by $45 million, or 2%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to decreases in salaries and wages and employee benefits related to employee headcount reductions, which resulted from reevaluations of our workforce requirements, and decreases in marketing and advertising expenses and acquisition-related integration costs. These decreases were offset partially by increases in facility costs and an increase in USF contribution rates.
Selling, General and Administrative
Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.
Selling, general and administrative expenses decreased by $104 million, or 9%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to decreases in active and retiree benefits costs, as further described above in costs of services and products, due to a reduction in severance expenses, decreases in bad debt expenses and property and other operating taxes. Higher external commissions partially offset these decreases. Selling, general and administrative expenses decreased by $380 million, or 25%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to decreases in salaries and wages and employee benefits related to employee headcount reductions and decreases in marketing and advertising expenses and acquisition-related integration costs. Higher insurance premiums and fees, external commissions and professional fees partially offset these decreases.
CenturyLink and QCII allocate the expense and income of their pension and post-retirement benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense and income are a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. We recorded combined net periodic benefits income of $88 million and $11 million in 2013 and 2012, respectively, and combined net periodic benefits expense of $61 million in 2011. The decrease in combined net periodic benefits expense in 2011 is primarily due to acquisition accounting. We expect to record combined net periodic income of approximately $56 million in 2014. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this annual report.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our parent. This methodology results in certain overhead costs incurred by us and by our direct parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. We believe this change, resulting from systems integration activities, did not have a significant impact to our net income for the successor years ended December 31, 2013 and 2012.
Depreciation and Amortization
The following table provides detail regarding depreciation and amortization expense:

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Depreciation	$1,099	1,175	914	393	1,307	(6)%	(10)%
Amortization	1,029	1,115	952	58	1,010	(8)%	10%
Total depreciation and amortization	$2,128	2,290	1,866	451	2,317	(7)%	(1)%
Depreciation expense decreased by $76 million, or 6%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012. This decrease in depreciation expense is primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the addition of new plant. As of April 1, 2011, our property, plant and equipment was recorded at fair value and as a result net property, plant and equipment decreased $2.535 billion due to CenturyLink's acquisition of us. The decrease in asset value from the acquisition resulted in $100 million lower depreciation expense for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011. Effective January 1, 2012, we also changed our estimates of the economic lives of certain telecommunications equipment. These changes resulted in an additional decrease to depreciation expense of approximately $52 million, and net of tax, had the effect of increasing net income by approximately $32 million for the successor year ended December 31, 2012.
Amortization expense decreased by $86 million, or 8%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012. The decrease in amortization expense is primarily due to the use of accelerated amortization for a portion of the customer relationship assets and due to our software investments becoming fully amortized faster than new software was acquired. The accounting for CenturyLink's indirect acquisition of us also resulted in an additional $5.699 billion in amortizable intangible customer relationship assets, which resulted in an additional $172 million of amortization expense for the successor year ended December 31, 2012, as compared to the combined year ended December 31, 2011. In addition, at the acquisition date our capitalized software was also recorded at fair value of $1.702 billion, an increase of $815 million, which increased amortization expense by $59 million for the successor year ended December 31, 2012 as compared to the previous period. Excluding the effects of CenturyLink's acquisition of us, amortization expense decreased for both comparative periods reflected in the table above due to annual updates of our amortization rates for capitalized software, partially offset by net growth in amortizable intangible assets.

Other Consolidated Results
The following table summarizes our total other income (expense) and income tax expense:

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Interest expense	$(450)	(443)	(300)	(150)	(450)	2%	(2)%
Interest (expense) income-affiliates	(64)	(24)	1	—	1	167%	nm
Net loss on early retirement of debt	—	(47)	(8)	—	(8)	nm	nm
Other income	2	—	—	2	2	nm	nm
Total other income (expense)	$(512)	(514)	(307)	(148)	(455)	—%	13%
Income tax expense	$602	542	349	191	540	11%	—%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $7 million, or 2%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to a reduction in the amortization of debt premiums partially offset by slightly lower average debt outstanding. Interest expense decreased by $7 million, or 2%, for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to a substantial reduction in the amount of net premium amortization recorded at acquisition primarily due to the retirement of several issuances of debt during the affected periods. This was substantially offset by a significant decrease in bond coupon interest due to the retirement of several debt issuances and in some cases replaced with lower coupon debt. See Note 4—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of this annual report and Liquidity and Capital Resources below for additional information about our debt.
Interest (Expense) Income-Affiliates
Affiliate interest expense increased by $40 million, or 167%, for the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to an increase in our note payable-affiliate. Affiliate interest expense increased by $25 million for the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to the establishment of a note payable-affiliate in 2012.
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
Income Tax Expense
Income tax expense for the successor year ended December 31, 2013, was $602 million, or an effective tax rate of 38.4%, compared to $542 million, or an effective tax rate of 39.0%, for the successor year ended December 31, 2012. The decrease in the 2013 effective tax rate is primarily due to a decrease in the state deferred rate.
Income tax expense for the combined year ended December 31, 2011 was $540 million, or an effective tax rate of 39.1%.
For additional information on income taxes, see Note 12—Income Taxes to our consolidated financial statements in Item 8 of this annual report.

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
Business Combinations
We have accounted for CenturyLink's indirect acquisition of us under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The estimates of fair value and resulting assignment of the purchase price related to CenturyLink's indirect acquisition of us involved significant estimates and judgments by our management. In arriving at the fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends.
Our acquisition resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $9.354 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The aggregate consideration assignment is based on our final analysis of enterprise value of $18.639 billion
Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over estimated lives of ten years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
We are required to assess goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our annual assessment date for testing goodwill impairment was September 30. The impairment assessment is done at the reporting unit level; in reviewing the criteria for reporting units when assigning the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reporting unit.
During the fourth quarter of 2013, we completed our annual impairment assessment and concluded that our goodwill was not impaired and the estimated fair value of our equity is substantially in excess of our carrying value of equity.

During the fourth quarter 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31 and concluded that our goodwill was not impaired as of either date.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2014 under certain circumstances, including any failure of our future operating results to meet forecasted expectations or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessment or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting unit. For additional information, see "Risk Factors" in Item 1A of this annual report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2014.
Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment was recorded based on its estimated fair value as of the acquisition date. Purchased and constructed property, plant and equipment is recorded at cost. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $160 million or increased depreciation by approximately $220 million, respectively.
Pension and Post-Retirement Benefits
A substantial amount of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in CenturyLink's post-retirement health care and life insurance benefit plans. CenturyLink and QCII allocate the income and expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits to us. The amounts contributed by us through QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of QCII's affiliates. The allocation of income and expense to us is based upon demographics of our employees and retirees compared to all the remaining participants.
In computing the periodic pension and post-retirement benefits income and expense, the most significant assumptions CenturyLink and QCII make are the discount rate and the expected rate of return on plan assets. Changes in either of these assumptions could significantly impact general, administrative and other operating expenses. For further discussion of the pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013.
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
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this annual report for additional information.
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
As of the successor date of December 31, 2013, we had a working capital deficit of $0.9 billion, reflecting current liabilities of $2.7 billion and current assets of $1.8 billion, compared to a working capital deficit of $1.2 billion as of the successor date of December 31, 2012. The increase in our working capital position is primarily due to a decrease in the current maturities of long-term debt of $167 million and an increase in our advances to affiliates, which were partially offset by an increase in our note payable-affiliate. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that any future liquidity needs not met through our cash provided by operating activities and amounts due to us from CenturyLink could be met through capital contributions or advances from CenturyLink if and to the extent CenturyLink has available funds that it is willing and able to contribute or advance.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impacts on revenue growth, productivity expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.
Our capital expenditures continue to be focused on our strategic services primarily our broadband services. In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and on software development. For more information on capital spending, see Items 1 and 1A of this annual report.
CenturyLink, our ultimate parent, has accepted approximately $35 million of the $90 million available to it from Round 1 of Phase 1 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we received approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink initially agreed to accept approximately $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92,000 rural homes and business in unserved high-cost areas. Of the $54 million, we will receive approximately $23 million to bring broadband services to more than 38,000 rural homes and businesses in unserved high-cost areas. Due to challenges from other competing telecommunications carriers on the unserved rural areas, the final amount offered to CenturyLink by the FCC, which CenturyLink accepted in late 2013, was approximately $40 million. Of the $40 million, we will receive approximately $15 million.
Debt and Other Financing Arrangements
CenturyLink has a revolving credit facility (the "Credit Facility") maturing April 2017 that allows CenturyLink to borrow up to $2 billion including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of the successor date of December 31, 2013, CenturyLink had approximately $1.3 billion and $28 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report or in Item 8 of CenturyLink's Annual Report on Form 10-K, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
As of the successor date of December 31, 2013, our long-term debt (including current maturities and excluding note payable to affiliate discussed in "Revolving Promissory Note") totaled $7.558 billion, compared to $7.625 billion outstanding as of the successor date of December 31, 2012.
Subject to market conditions, from time to time we expect to continue to issue debt securities to refinance our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned us by the three major credit rating agencies, among other factors.
We determined we were in compliance with all provisions and covenants of our debt agreements as of the successor date of December 31, 2013. See Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this annual report for additional information about our long-term debt.

As of the date of this annual report, the credit ratings for our senior unsecured debt were as follows:

Agency	QC
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-
Following CenturyLink's announcement on February 13, 2013 of changes in their capital allocation plans, two rating agencies downgraded CenturyLink's and our debt credit ratings. Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of CenturyLink's borrowing under the Credit Facility, which could indirectly impact us. In addition, the recent actions of the credit agencies, and any additional downgrades in the future, could impact CenturyLink's and our access to debt capital or further raise CenturyLink's and our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this annual report.
Revolving Promissory Note
During 2012, we entered into a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022, of which $754 million was outstanding as of the successor date of December 31, 2013. The revolving promissory note is due on demand and ranked equally to our Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of the successor date of December 31, 2013, the weighted average interest rate was 6.765%. This revolving promissory note is reflected on our consolidated balance sheets under "Note payable-affiliate".
Pension and Post-retirement Benefit Obligations
CenturyLink and QCII are subject to material obligations under its existing defined benefit pension and post-retirement benefit plans. The accounting unfunded status as of December 31, 2013 of CenturyLink's qualified and non qualified defined benefit pension plans and post-retirement benefits obligations were $1.055 billion and $3.153 billion, respectively. The accounting unfunded status as of December 31, 2013 of QCII's qualified and non-qualified defined benefit pension plans was $179 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this annual report and Note 8—Employee Benefits to the consolidated financial statements in Item 8 of CenturyLink's annual report on Form 10-K for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.
A substantial portion of our active and retired employees participate in the QCII pension plan and CenturyLink post-retirement benefit plans. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates.
Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. QCII was not required and did not make contributions to the trust in 2012 or 2013 and QCII currently does not expect to make a plan contribution in 2014.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of the successor date of December 31, 2013, the fair value of the trust assets was $535 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately three years. Thereafter, covered benefits will be paid either directly by CenturyLink or from the trust as the remaining assets become liquid. This projected three year period could be substantially shorter or longer depending on changes in projected healthcare costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of the successor date of December 31, 2013:

	2014	2015	2016	2017	2018	2019 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations (1)	$637	122	237	500	—	5,987	7,483
Interest on long-term debt and capital leases(2)	511	474	457	431	417	9,088	11,378
Note payable-affiliate	754	—	—	—	—	—	754
Interest on note payable-affiliate	51	—	—	—	—	—	51
Operating leases	59	51	46	41	34	61	292
Purchase commitments(3)	100	90	44	38	8	4	284
Non-qualified pension obligations (4)	2	2	2	2	2	6	16
Other	2	2	1	2	2	28	37
Total future contractual obligations(5)	$2,116	741	787	1,014	463	15,174	20,295
_______________________________________________________________________________

(1)	Long-term debt, including current maturities and capital lease obligation (excluding unamortized premiums, discounts and other , net and excluding note payable-affiliate).

(2)	Actual principal and interest paid in all years may differ due to future refinancing of attributing debt or issuance of new debt.

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

(4)	Reflects only the portion of total obligation that is contractual in nature, see Note 5 below.

(5)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of the successor date of December 31, 2012. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees allocated to us by QCII. Benefits paid by QCII’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as QCII is not able to reliably estimate required contributions to the trust. QCII’s cash funding projections are discussed further below;

•
affiliate post-retirement benefits payable to certain eligible current and future retirees. Not all of CenturyLink’s post-retirement benefit obligation amount is a contractual obligation and are not contractual obligations of ours and therefore are not reported in the table. See additional information on CenturyLink’s benefits plans in Note 8—Employee Benefits to the consolidated financial statements in Item 8 of CenturyLink’s annual report on Form 10-K;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase goods and services. Assuming we terminate these contracts in 2014, termination fees for these contracts to purchase goods and services would be $160 million. In the normal course of business, we do not believe payment of these fees is likely; and

•
potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Historical Information
The following table summarizes cash flow activities:

	Successor			Predecessor	Combined	% Change
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2011	Successor 2013 v Successor 2012	Successor 2012 v Combined 2011
	(Dollars in millions)
Net cash provided by operating activities	$2,713	2,774	2,201	869	3,070	(2)%	(10)%
Net cash used in investing activities	(1,381)	(1,528)	(1,191)	(335)	(1,526)	(10)%	—%
Net cash used in financing activities	(1,326)	(1,241)	(1,208)	(525)	(1,733)	7%	(28)%
Net cash provided by operating activities decreased by $61 million in the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to changes in other noncurrent assets and liabilities and other noncurrent assets and liabilities-affiliates, which were partially offset by increase in earnings, changes in current assets and liabilities, net. Net cash provided by operating activities decreased by $296 million in the successor year ended December 31, 2012 compared to the combined year December 31, 2011 primarily due to a decrease in net income adjusted for non-cash items. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $147 million in the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to a decrease in the amount of funds advanced to our affiliate and a decrease in the proceeds received from the sale of property. Net cash used in investing activities increased by $2 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to increases in short-term affiliate loans resulting from the majority of our cash balance being transferred on a daily basis to our ultimate parent company, CenturyLink. This increase was offset by slightly less payments for purchases of property, plant and equipment and proceeds received from the sale of property and equipment in 2012.
Net cash used in financing activities increased by $85 million in the successor year ended December 31, 2013 as compared to the successor year ended December 31, 2012 primarily due to an increase in dividend payments and a decrease in the amount of funds borrowed from an affiliate under the revolving promissory note, which were partially offset by a decrease of payments on debt and a reduction in the amount of costs incurred for early retirement of debt. Net cash used in financing activities decreased by $492 million in the successor year ended December 31, 2012 as compared to the combined year ended December 31, 2011 primarily due to proceeds from an affiliate note payable and a reduction in dividends paid partially offset by an increase in net debt paydowns, payments of accounts payable affiliates and payment of early debt retirement costs. For additional information regarding our financing activities, see Note 4—Long-Term Debt to our consolidated financial statements in Item 8 of this annual report.
On June 17, 2013, we paid at maturity the $750 million principal amount of our floating rate Notes.
On May 23, 2013, we issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
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
Through the successor date of December 31, 2013, we have paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.

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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Successor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$53	66	135	254
Extinguished(1)	—	128	59	187
Total premiums recognized	$53	194	194	441
_______________________________________________________________________________

(1)	See "Debt and Other Financing Arrangements" for more information.
The remaining premium of $89 million as of the successor date of December 31, 2013 will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
CenturyLink is involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of the successor date of December 31, 2013.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of December 31, 2013, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
As of the successor date of December 31, 2013, we had approximately $7.4 billion (excluding capital lease and other obligations) of long-term debt outstanding, which bears interest at fixed rates and is therefore not exposed to interest rate risk.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of the successor date of December 31, 2013.

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this annual report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Qwest Corporation:
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012 (Successor dates), and the related consolidated statements of operations, comprehensive income, cash flows, and stockholder's equity (deficit) for the years ended December 31, 2013 and 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 (Predecessor period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 (Successor dates), and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, the period from April 1, 2011 to December 31, 2011 (Successor periods), and the period from January 1, 2011 to March 31, 2011 (Predecessor period), in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Shreveport, Louisiana
March 7, 2014

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$6,818	7,031	5,419	1,870
Operating revenues-affiliates	1,935	1,817	1,216	398
Total operating revenues	8,753	8,848	6,635	2,268
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,790	2,868	2,171	742
Selling, general and administrative	1,062	1,166	1,161	385
Operating expenses-affiliates	695	619	238	52
Depreciation and amortization	2,128	2,290	1,866	451
Total operating expenses	6,675	6,943	5,436	1,630
OPERATING INCOME	2,078	1,905	1,199	638
OTHER INCOME (EXPENSE)
Interest expense	(450)	(443)	(300)	(150)
Interest (expense) income-affiliates	(64)	(24)	1	—
Net loss on early retirement of debt	—	(47)	(8)	—
Other income	2	—	—	2
Total other income (expense)	(512)	(514)	(307)	(148)
INCOME BEFORE INCOME TAX EXPENSE	1,566	1,391	892	490
Income tax expense	602	542	349	191
NET INCOME	$964	849	543	299
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
NET INCOME	$964	849	543	299
OTHER COMPREHENSIVE INCOME
Unrealized gain on investments and other, net of tax	—	—	—	1
Other comprehensive income	—	—	—	1
COMPREHENSIVE INCOME	$964	849	543	300
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31, 2013	December 31, 2012
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14	8
Accounts receivable, less allowance of $43 and $46	738	709
Advances to affiliates	712	593
Deferred income taxes, net	161	166
Other	126	114
Total current assets	1,751	1,590
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,193	9,242
Accumulated depreciation	(2,985)	(2,011)
Net property, plant and equipment	7,208	7,231
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, net	3,687	4,379
Other intangible assets, net	1,008	1,212
Other	210	181
Total goodwill and other assets	14,259	15,126
TOTAL ASSETS	$23,218	23,947
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$637	804
Accounts payable	440	456
Note payable-affiliate	754	701
Accrued expenses and other liabilities
Salaries and benefits	217	253
Income and other taxes	206	215
Other	126	102
Advance billings and customer deposits	320	301
Total current liabilities	2,700	2,832
LONG-TERM DEBT	6,921	6,821
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	161	130
Deferred income taxes, net	2,473	2,631
Affiliates obligations, net	1,263	1,442
Other	87	117
Total deferred credits and other liabilities	3,984	4,320
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDER'S EQUITY
Common stock-one share without par value, owned by Qwest Services Corporation	10,050	10,050
Retained earnings (Accumulated deficit)	(437)	(76)
Total stockholder's equity	9,613	9,974
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,218	23,947
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$964	849	543	299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,128	2,290	1,866	451
Deferred income taxes (benefits)	(152)	(201)	150	76
Provision for uncollectible accounts	65	74	44	17
Long-term debt (premium) discount amortization	(52)	(65)	(133)	3
Net loss on early retirement of debt	—	47	8	—
Changes in current assets and liabilities:
Accounts receivable	(94)	(76)	(71)	18
Accounts payable	(1)	(58)	(47)	(20)
Accounts receivable and payable-affiliates, net	—	—	(108)	93
Accrued income and other taxes	(9)	(9)	(36)	50
Other current assets and other current liabilities, net	34	(17)	(6)	(89)
Changes in other noncurrent assets and liabilities	—	61	11	(36)
Changes in other noncurrent assets and liabilities-affiliates	(179)	(130)	(53)	—
Other, net	9	9	33	7
Net cash provided by operating activities	2,713	2,774	2,201	869
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,264)	(1,266)	(1,036)	(341)
Changes in interest in investments managed by Qwest Services Corporation	—	—	—	4
Changes in advances to affiliates	(119)	(395)	(157)	—
Proceeds from sale of property	2	133	—	—
Other, net	—	—	2	2
Net cash used in investing activities	(1,381)	(1,528)	(1,191)	(335)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	752	896	2,126	—
Payments of long-term debt	(806)	(1,430)	(2,368)	(14)
Early retirement of debt costs	—	(178)	—	—
Dividends paid to Qwest Services Corporation	(1,325)	(1,150)	(900)	(530)
Changes in note payable-affiliate	53	701	—	—
Changes in advances to affiliates	—	(80)	—	—
Other, net	—	—	(66)	19
Net cash used in financing activities	(1,326)	(1,241)	(1,208)	(525)
Net increase (decrease) in cash and cash equivalents	6	5	(198)	9
Cash and cash equivalents at beginning of period	8	3	201	192
Cash and cash equivalents at end of period	$14	8	3	201
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(750)	(607)	(327)	116
Interest (paid) (net of capitalized interest of $17, $18, $8, and $3)	$(513)	(513)	(464)	(149)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	9,950	9,951	11,425
Asset transfers	—	—	(1)	—
Tax benefit of pension deduction	—	100	—	—
Balance at end of period	10,050	10,050	9,950	11,425
ACCUMULATED DEFICIT
Balance at beginning of period	(76)	(85)	—	(12,256)
Net income	964	849	543	299
Dividends declared to Qwest Services Corporation	(1,325)	(840)	(628)	(1,000)
Change in other comprehensive income	—	—	—	1
Balance at end of period	(437)	(76)	(85)	(12,956)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$9,613	9,974	9,865	(1,531)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context requires otherwise, references in this annual report to "QC" refer to Qwest Corporation, references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries, references to "QSC" refer to our direct parent company, Qwest Services Corporation, and its consolidated subsidiaries, references to "QCII" refer to QSC's direct parent company and our indirect parent company, Qwest Communications International Inc., and its consolidated subsidiaries, and references to "CenturyLink" refer to QCII's direct parent company and our ultimate parent company, CenturyLink, Inc,. and its consolidated subsidiaries.

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
On April 1, 2011, our indirect parent QCII became a wholly owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. Although we have continued as a surviving corporation and legal entity since the acquisition, the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholder's equity (deficit) are presented for two periods: predecessor and successor, which relate to the period preceding the acquisition and the period succeeding the acquisition, respectively. On the date of the acquisition, April 1, 2011, our assets and liabilities were recognized at their fair value. This revaluation has been reflected in our consolidated financial statements and, therefore, has resulted in a new basis of accounting for the "successor period". This new basis of accounting means that our consolidated financial statements for the successor periods are not comparable to our consolidated financial statements relating to periods prior to the acquisition, including the predecessor period consolidated financial statements in this annual report.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
Effective January 1, 2012, in connection with post-acquisition systems integration activities, we adopted the affiliate expense allocation methodology used by our ultimate parent. This methodology results in certain overhead costs incurred by us and by our direct parent that were previously assessed to us on a net basis now being assessed on a gross basis both to and from our ultimate parent, resulting in both higher affiliate revenues and expenses for us. This change resulting from systems integration activities did not have a significant impact to our consolidated net income for the successor years ended December 31, 2013 and 2012.
During the year ended December 31, 2013, we recorded a correction of an error related to an understatement of our current deferred tax asset, an understatement of our deferred tax liabilities and an overstatement of goodwill recorded in connection with the purchase accounting of us in 2011. Therefore, we recognized a $17 million increase to current deferred income tax asset, a $2 million increase to noncurrent deferred income tax liability and a $15 million reduction to goodwill on our consolidated balance sheet as of December 31, 2012. The correction of the error did not have an effect on our consolidated statements of operations or on our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.
During the first quarter of 2012, in connection with post-acquisition systems integration activities, CenturyLink changed certain cash management processes applicable to us. Therefore, we now present the balances related to these cash management transactions on a net basis with our other affiliate transactions.
During the first quarter of 2012, we recognized a $100 million equity contribution for the tax benefit associated with a deduction for pension funding. Since we are the employer of a significant percentage of the participants and none of the 2011 QCII pension funding was allocated to us, a tax deduction was recognized on our separate company tax return and, therefore, we recognized an equity contribution for the tax benefits associated with this deduction.

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
Effective January 1, 2012, we changed our estimates of the remaining useful lives and net salvage value for certain telecommunications equipment. These changes resulted in a decrease to depreciation expense of approximately $52 million for the successor year ended December 31, 2012. This decrease in depreciation expense, net of tax, had the effect of increasing net income by approximately $32 million for the successor year ended December 31, 2012.
Effective January 2014, we will change the estimates of the remaining economic lives of certain switch and circuit network equipment. We estimate this will result in a net increase in depreciation expense in our consolidated statements of operations of $19 million for the year ended December 31, 2014.
We also reclassified certain other prior period amounts to conform to the current period presentation. These changes had no impact on total operating expenses or net income for any period.
Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments and Contingencies for additional information.
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
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination.

Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with the customer arrangement is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.
We periodically transfer optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
In connection with offering products and services provided by third-party vendors, we review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership or act as an agent or broker. Based on CenturyLink's agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.
Affiliate Transactions
We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. Services provided by us to our affiliates are recognized as operating revenue-affiliates on our consolidated statements of operations. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. Services provided to us from our affiliates are recognized as operating expenses-affiliates on our consolidated statements of operations. Because of the significance of the services we provide to our affiliates and our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.
We record intercompany charges at the amounts billed to us by our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, an affiliate provides lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink and most affiliate transactions are deemed to be settled at the time the transactions are recorded in our accounting records, with the resulting net balance at the end of each period reflected as advances to affiliates on the accompanying consolidated balance sheets. From time to time we declare and pay dividends to our parent, QSC, which are settled through the advances to affiliates, which has the net effect of reducing the amount of these advances. Dividends declared are reflected on our consolidated statements of stockholder's equity (deficit) and the consolidated statements of cash flows reflects the changes in advances to affiliates as investing activities and changes in advances from affiliates as financing activities. Interest is assessed on the advances to/from affiliates on either the three-month U.S T-bill rate (for advances to affiliates) or CenturyLink’s weighted average borrowing rate (for advances from affiliates).
The affiliate obligations, net in noncurrent liabilities on the consolidated balance sheets represents the cumulative allocation of expense associated with QCII’s pension plans and CenturyLink’s post-retirement benefits plans. Changes in the affiliate obligation, net are reflected in operating activities on our consolidated statements of cash flows.
In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values. We recorded $28 million of noncash dividends associated with asset transfers to QSC during the successor nine months ended December 31, 2011.

USF, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to government authorities, including Universal Service Fund ("USF") charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products.
In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and is included in selling general and administrative expenses in our consolidated statements of operations. Our advertising expense was $88 million for the successor year ended December 31, 2013, $90 million for the successor year ended December 31, 2012, $174 million for the successor nine months ended December 31, 2011, and $65 million for the predecessor three months ended March 31, 2011.
Legal Costs
In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.
Income Taxes
Effective April 1, 2011, our results are included in the CenturyLink consolidated federal income tax return and certain combined state income tax returns. CenturyLink allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Note 12—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. Our current expectation is that the vast majority of deferred tax assets and liabilities will be settled through our general intercompany obligation based upon the current CenturyLink policy. CenturyLink has the right to change their policy regarding settlement of these assets and liabilities at any time.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. Subsequent to CenturyLink's indirect acquisition of us, our cash collections are transferred to CenturyLink on a daily basis and our ultimate parent funds our cash disbursement needs. The net cash transferred to CenturyLink has been reflected as advances to affiliates in our consolidated balance sheets.

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
Purchased and constructed property, plant and equipment is stated at original cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.
We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived tangible assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.
Goodwill, Customer Relationships and Other Intangible Assets
Intangible assets arising from business combinations, such as goodwill, customer relationships and capitalized software are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of ten years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. Other intangible assets not arising from business combinations are initially recorded at cost. We review long-lived intangible assets, other than goodwill, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable.

As a result of CenturyLink's indirect acquisition of us, the software used by us for internal use was adjusted to fair value as of the acquisition date. During the predecessor and successor periods internally used software, whether purchased or developed by us is capitalized. We capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.
We assess customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of the our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using the discounted cash flows method.
We are required to assess goodwill for impairment at least annually, or more frequently, if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our annual assessment date for assessing goodwill impairment was September 30. The impairment assessment is at the reporting unit level, and in reviewing the criteria for reporting units when assigning the goodwill resulting from CenturyLink's indirect acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.
During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31 and concluded that our goodwill was not impaired as of either date.
Pension and Post-Retirement Benefits
A substantial portion of our employees participate in the QCII pension plan. QCII also maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in CenturyLink's post-retirement health care and life insurance benefit plans. CenturyLink and QCII allocate income and expenses relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits . The amounts contributed by us through CenturyLink and QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of CenturyLink and QCII's affiliates. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants.
For further information on pension, non-qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013.

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
The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $9.354 billion, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, product and market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

The following was our assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$1,108
Property, plant and equipment	7,460
Identifiable intangible assets:
Customer relationships	5,699
Capitalized software	1,702
Other noncurrent assets	209
Current liabilities, excluding current maturities of long-term debt	(2,446)
Current maturities of long-term debt	(2,378)
Long-term debt	(6,310)
Deferred credits and other liabilities	(4,447)
Goodwill	9,354
Aggregate consideration	$9,951
_______________________________________________________________________________

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

Acquisition-Related Expenses
We have incurred operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Successor			Predecessor	Combined
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2011
	(Dollars in millions)
Acquisition-related expenses	$24	39	146	2	148
The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

(3)	Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

		Successor
	Weighted Average of Remaining Lives	December 31, 2013	December 31, 2012
		(Dollars in millions)
Goodwill	N/A	$9,354	9,354
Customer relationships, less accumulated amortization of $2,012 and $1,320	7.3 years	3,687	4,379
Other intangible assets subject to amortization Capitalized software, less accumulated amortization of $994 and $704	3.0 years	1,008	1,212
As of the successor date of December 31, 2013, the gross carrying amounts of goodwill, customer relationships and other intangible assets were $17.055 billion.

Total amortization expense for intangible assets was as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Amortization expense for intangible assets	$1,029	1,115	952	58
We amortize customer relationships primarily over an estimated life of ten years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. The estimated future amortization expense for intangible assets is as follows:

(Dollars in millions)
Year ending December 31,
2014	$894
2015	821
2016	743
2017	667
2018	581
2019 and thereafter	989
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.
We have accounted for CenturyLink's acquisition of us under the acquisition method of accounting, which resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets, and assumed liabilities by $9.354 billion, which has been recognized as goodwill. The impairment assessment is done at the reporting unit level; in reviewing the criteria for reporting units when assigning the goodwill resulting from our acquisition by CenturyLink, we have determined that we are one reporting unit. We are required to assess goodwill recorded in business combinations for impairment at least annually, or more frequently, if events or circumstances indicate there may be impairment. Our annual goodwill impairment assessment date was September 30. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.
We compare Qwest’s estimated fair value to the carrying value of equity. If the estimated fair value of Qwest is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of Qwest is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than its carrying value of goodwill, goodwill must be written down to its implied fair value.
At September 30, 2013, as a result of changes in our forecasted cash flows since our previous quantitative assessment, we did not have a baseline valuation upon which to perform a qualitative assessment. Therefore, we estimated the fair value of Qwest by considering both a market approach method and a discounted cash flow method, which resulted in a Level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period. We discounted the estimated cash flows using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 3.4% and a cost of equity of 8.3%). Based on our assessment performed with respect to our reporting unit described above, we concluded that our goodwill was not impaired.

(4)	Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, and note payable-affiliate is as follows:

			Successor
	Interest Rates	Maturities	December 31, 2013	December 31, 2012
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2014 - 2053	$7,411	7,386
Capital lease and other obligations	Various	Various	72	112
Unamortized premiums, net			75	127
Total long-term debt			7,558	7,625
Less current maturities			(637)	(804)
Long-term debt, excluding current maturities			$6,921	6,821
Note payable-affiliate	6.765%	2022	$754	701
New Issuances
2013
On May 23, 2013, we issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
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
Repayments
2013
On June 17, 2013, we paid at maturity the $750 million principal amount of our floating rate Notes.
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

Aggregate Maturities of Long-Term Debt
Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other and excluding note payable-affiliate):

(Dollars in millions)
2014	$637
2015	122
2016	237
2017	500
2018	—
2019 and thereafter	5,987
Total long-term debt	$7,483
Revolving Promissory Note
We have a revolving promissory note with an affiliate of CenturyLink that provides us with a funding commitment with an aggregate principle amount available to $1.0 billion through June 30, 2022, of which $754 million was outstanding as of the successor date of December 31, 2013. As of the successor date of December 31, 2013, the weighted average interest rate was 6.765%. This revolving promissory note and accrued interest thereon is reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”.
Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense (income)-affiliates:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Interest expense:
Gross interest expense	$467	461	305	153
Capitalized interest	(17)	(18)	(5)	(3)
Total interest expense	$450	443	300	150
Interest expense (income)-affiliates	$64	24	(1)	—
Covenants
The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. As of the successor date of December 31, 2013, we believe we were in compliance with the provisions and covenants of our debt agreements.

(5)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	Successor
	December 31, 2013	December 31, 2012
	(Dollars in millions)
Trade and purchased receivables	$697	661
Earned and unbilled receivables	73	82
Other	11	12
Total accounts receivable	781	755
Less: allowance for doubtful accounts	(43)	(46)
Accounts receivable, less allowance	$738	709
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
The following table presents details of our allowance for doubtful accounts:

Allowance for Doubtful Accounts
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$48
Charged to expense-net	17
Deductions	(18)
Balance at March 31, 2011(Predecessor)	$47
Fair value adjustment	(47)
Balance at April 1, 2011 (Successor)	$—
Charged to expense-net	44
Deductions	(2)
Balance at December 31, 2011 (Successor)	$42
Charged to expense-net	74
Deductions	(70)
Balance at December 31, 2012 (Successor)	$46
Charged to expense-net	65
Deductions	(68)
Balance at December 31, 2013 (Successor)	$43
As a result of CenturyLink's indirect acquisition of us, the allowance for doubtful accounts as of the April 1, 2011 acquisition date of $47 million was reduced to zero and our gross accounts receivable were reduced by $47 million to reflect its estimated acquisition date fair value.

(6)	Property, Plant and Equipment
CenturyLink accounted for its indirect acquisition of us under the acquisition method of accounting, which requires the assignment of the purchase price to the assets acquired based on their fair values at the acquisition date.

Net property, plant and equipment is composed of the following:

		Successor
	Depreciable Lives	December 31, 2013	December 31, 2012
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$356	356
Fiber, conduit and other outside plant(1)	15-45 years	4,033	3,475
Central office and other network electronics(2)	4-10 years	3,026	2,611
Support assets(3)	5-30 years	2,470	2,428
Construction in progress(4)	N/A	308	372
Gross property, plant and equipment		10,193	9,242
Accumulated depreciation		(2,985)	(2,011)
Net property, plant and equipment		$7,208	7,231
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $1.099 billion, $1.175 billion, $914 million, and $393 million for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011, and the predecessor three months ended March 31, 2011, respectively.
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

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2010 (Predecessor)	$28
Accrued to expense	3
Payments, net	(11)
Reversals and adjustments	(1)
Balance at March 31, 2011 (Predecessor)	$19
Fair value adjustment	(2)
Balance at April 1, 2011 (Successor)	$17
Accrued to expense	118
Payments, net	(97)
Reversals and adjustments	(9)
Balance at December 31, 2011 (Successor)	$29
Accrued to expense	64
Payments, net	(85)
Reversals and adjustments	(1)
Balance at December 31, 2012 (Successor)	$7
Accrued to expense	10
Payments, net	(12)
Reversals and adjustments	—
Balance at December 31, 2013 (Successor)	$5
Our severance expenses for the successor nine months ended December 31, 2011 also included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to CenturyLink's indirect acquisition of us.

(8)	Employee Benefits
Pension and Post-Retirement Benefits
We are required to disclose the amount of our contributions to CenturyLink and QCII relative to the QCII pension plans and CenturyLink post-retirement benefit plans. QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. QCII was not required and did not make contributions to the pension plan trust in 2013. Based on current laws and circumstances, (i) QCII will not be required to make a cash contribution to this plan in 2014 and (ii) QCII does not expect it will be required to make a contribution in 2015. The amount of required contributions to the plan in 2015 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. No contributions were made to the post-retirement occupational health care trust in 2013 or 2012 and CenturyLink does not expect to make a contribution in 2014.
The unfunded status of QCII's qualified pension plan for accounting purposes was $159 million and $948 million as of the successor dates of December 31, 2013 and 2012, respectively. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.153 billion and $3.448 billion as of the successor dates of December 31, 2013 and 2012, respectively. CenturyLink and QCII allocate income and expenses to us based upon the demographics of our employee and retirees compared to all the remaining participants.

We were allocated $178 million and $117 million in pension income during the successor years ended December 31, 2013 and 2012 and $51 million for the successor nine months ended December 31, 2011, as well as $11 million in pension expense for the predecessor three months ended March 31, 2011. Our allocated post-retirement benefit expense for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011, and the predecessor three months ended March 31, 2011 was $88 million, $106 million, $84 million, $16 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII's total pension and CenturyLink's post-retirement benefit income and expenses were 91%, 91%, 96%, and 102% for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011, and the predecessor three months ended March 31, 2011, respectively. CenturyLink and QCII allocate the income and expenses of these plans to us and their other affiliates. The allocation of income and expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in cost of services and products and selling, general and administrative expenses.
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
QCII maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees, which were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for QCII's occupational health care and life insurance post-retirement plans is estimated based on the terms of QCII's written benefit plans. In calculating this obligation, QCII considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In October 2013, we renewed a four-year collective bargaining agreement which covers approximately 12,000 of our unionized employees. Effective January 1, 2014, the approximately 12,000 active employees and eligible post-1990 retirees who are former represented employees, have changes to their health and welfare benefits including: (i) changes to align the coverage and benefits for these active employees and non-Medicare eligible post-1990 retirees with the health and welfare coverage and benefits offered to all other CenturyLink employees and other CenturyLink retirees (with some exceptions) (ii) increased out-of-pocket health care costs through plan design changes effective January 1, 2014 and the elimination of Class II dependent coverage and (iii) elimination of the group medical plan coverage and benefits for Medicare-eligible post-1990 retirees and the establishment of a health reimbursement account and assistance to this population with their transition effective May 1, 2014 to their own purchase of individual policies through the Medicare Exchange market place using the health reimbursement account. In order to maintain their eligibility, post-1990 retirees continue to be obligated to contribute to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as the "caps"), as they have since January 1, 2009.
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
Medicare Prescription Drug, Improvement and Modernization Act of 2003
CenturyLink (formerly QCII) sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits that CenturyLink deems actuarially equivalent to or exceeding Medicare Part D. CenturyLink recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its post-retirement benefit obligation and net periodic post-retirement benefit expense.

Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $223 million, $221 million, $167 million, and $57 million for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, respectively. Represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Our group life insurance plan is fully insured and the premiums are paid by us.
401(k) Plan
CenturyLink sponsors a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $49 million, $46 million, $36 million, and $12 million in expense related to this plan for the successor years ended December 31, 2013 and 2012, the successor nine months ended December 31, 2011, and the predecessor three months ended March 31, 2011, respectively.
Deferred Compensation Plans
QCII sponsored a non-qualified unfunded deferred compensation plan for various groups that include certain of our current and former highly compensated employees. The plan is frozen and participants can no longer defer compensation to the plan. The value of the assets and liabilities related to this plan is not significant.

(9)	Stock-Based Compensation
Stock-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. During our predecessor years, we recognized compensation expense relating to awards granted to our employees under the Equity Incentive Program or EIP using the straight-line method over the applicable vesting periods. We also recognized compensation expense when our employees purchased QCII's common stock under the Employee Stock Purchase Plan or ESPP for the difference between the employees' purchase price and the fair value of QCII's stock.
For the successor years ended December 31, 2013 and 2012, we were allocated a stock based compensation expense of approximately $17 million and $18 million, respectively. For the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011, total stock-based compensation expense allocated was approximately $19 million and $3 million, respectively. We recognized an income tax benefit from our stock compensation expense of approximately $7 million and $7 million, respectively, during the successor years ended December 31, 2013 and 2012. We recognized an income tax benefit from our stock compensation expense of approximately $7 million and $1 million, respectively, for the successor nine months ended December 31, 2011 and the predecessor three months ended March 31, 2011.
Due to CenturyLink's acquisition of QCII, we now record the stock-based compensation expense that is allocated to us from CenturyLink which is included in operating expenses-affiliates in our consolidated statements of operations. Based on many factors that affect the allocation, the amount of stock-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We settle the stock-based compensation expense allocated to us from CenturyLink through affiliate transactions.

(10)	Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local, broadband, private line (including special access, which we market to our business and wholesale customers), network access, Ethernet, information technology, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services into the following three categories:

•
Strategic services, which include primarily broadband, private line (including special access, which we market to our business and wholesale customers), Ethernet, video (including resold satellite video services) and Verizon Wireless services;

•
Legacy services, which include primarily local, integrated services digital network (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network services (which allows a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of USF revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we have one reportable segment.
Operating revenues for our products and services are summarized below:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Strategic services	$3,342	3,265	2,406	792
Legacy services	3,208	3,471	2,796	1,003
Affiliates and other services	2,203	2,112	1,433	473
Total operating revenues	$8,753	8,848	6,635	2,268
We do not have any single customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.
The table below presents the aggregate USF surcharges recognized on a gross basis:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Taxes and surcharges included in operating revenues and expenses	$154	171	122	43

(11)	Affiliate Transactions
We provide to our affiliates, telecommunications services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services and network support and technical services.
Below are details of the services we provide to our affiliates:

•	Telecommunications services. Data, Internet and voice services in support of our affiliates' service offerings;

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

We charge our affiliates for services based on market price or fully distributed cost ("FDC"). We charge our affiliates market price for services that we also provide to external customers, while other services that we provide only to our affiliates are priced by applying an FDC methodology. FDC rates include salaries and wages, payroll taxes, employee related benefits, miscellaneous expenses, and charges for the use of our buildings, computing and software assets. Whenever possible, costs are directly assigned to our affiliates for the services they use. If costs cannot be directly assigned, they are allocated among all affiliates based upon cost causative measures; or if no cost causative measure is available, these costs are allocated based on a general allocator. These cost allocation methodologies are reasonable. From time to time, we adjust the basis for allocating the costs of a shared service among affiliates. Such changes in allocation methodologies are generally billed prospectively.
We also purchase services from our affiliates including telecommunication services, insurance, flight services and other support services such as legal, regulatory, finance and accounting, tax, human resources and executive support. Our affiliates charge us for these services based on market price or FDC.

(12)	Income Taxes
We were included in the consolidated federal income tax returns and the combined state income tax returns of QCII until CenturyLink's April 1, 2011 acquisition of QCII and the consolidated federal income tax returns and certain combined state income tax returns of CenturyLink subsequent to the acquisition. Both CenturyLink and QCII treat our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income, which is reflected in advances to affiliates on our consolidated balance sheets and the changes in advances to affiliates are reflected as investing activities on our consolidated statements of cash flows. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink (and previously with QCII), any tax audits involving CenturyLink or QCII will also involve us. The IRS previously examined all of QCII's federal income tax returns prior to 2008 because they were included in its coordinated industry case program and now examines all of QCII's federal income tax returns as included in the consolidated federal return of the ultimate parent company, CenturyLink.
In years prior to 2011, QCII filed amended federal income tax returns for 2002-2007 to make protective claims with respect to items reserved in our audit settlements and to correct items not addressed in prior audits. The examination of those amended federal income tax returns by the IRS was completed in 2012. In 2012, QCII filed an amended 2008 federal income tax return primarily to report the carryforward impact of prior year settlements and in 2013, QCII filed an amended return for 2009. Such amended filings are subject to adjustment by the IRS.
CenturyLink also files combined income tax returns in many states, and these combined returns remain open for adjustments to its federal income tax returns. In addition, certain combined state income tax returns filed by CenturyLink and QCII since 1999 are still open for state specific adjustments.
Effective on April 1, 2011 in conjunction with CenturyLink's indirect acquisition of us, we changed our accounting policy to recognize interest expense and penalties related to income taxes as income tax expense. Prior to April 1, 2011, interest expense and penalties related to income taxes were included in the other income (expense) line of our consolidated statements of operations. As of the successor date of December 31, 2013, we had no liability for interest related to uncertain tax positions. As of the successor date of December 31, 2012, we had a recorded liability for interest related to uncertain tax positions in the amounts of $5 million. We did not record a liability for interest related to uncertain tax positions for the successor year ended December 31, 2013. We made no accrual for penalties related to income tax positions.

Income Tax Expense
The components of the income tax expense from continuing operations are as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal and foreign	$653	638	173	104
State and local	101	105	26	11
Total current tax provision	754	743	199	115
Deferred tax expense (benefit):
Federal and foreign	(125)	(175)	128	61
State and local	(27)	(26)	22	15
Total deferred tax expense (benefit)	(152)	(201)	150	76
Income tax expense	$602	542	349	191
The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes-net of federal effect	3.1	3.7	3.5	3.4
Other	0.3	0.3	0.6	0.6
Effective income tax rate	38.4%	39.0%	39.1%	39.0%

Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities are as follows:

	Successor
	December 31, 2013	December 31, 2012
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,281)	(1,179)
Intangibles assets	(1,772)	(2,118)
Receivable from an affiliate due to pension plan participation	(462)	(397)
Other	(52)	(61)
Total deferred tax liabilities	(3,567)	(3,755)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	983	982
Debt premiums	55	67
Other	229	253
Total deferred tax assets	1,267	1,302
Valuation allowance on deferred tax assets	(12)	(12)
Net deferred tax assets	1,255	1,290
Net deferred tax liabilities	$(2,312)	(2,465)
At December 31, 2013, we have established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized.
Other Income Tax Information
We paid $750 million, $607 million, and $211 million to QSC related to income taxes in the successor years ended December 31, 2013, 2012 and 2011, respectively.

(13)	Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable and note payable-affiliate approximate their fair values.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		Successor
		December 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt excluding capital lease obligations	2	$7,486	7,226	7,513	8,019
For the assets and liabilities measured at fair value on our acquisition date, we employed a variety of methods to determine these fair values, including quoted market price, observable market values of comparable assets, current replacement costs and discounted cash flow analysis. The factors that most significantly impact our estimate of fair value included forecasted cash flows and a market participant discount rate. The applicable market participant discount rate is impacted by the market risk free rate of return and risk premium associated with a group of peer telecommunication companies which have been deemed to be market participants for determining the fair value. The discount rates used in our valuations ranged from 7.5% to 9.5% depending upon the asset or liability valued and relative risk associated with the cash flows.

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
Dividends
We declared the following cash and non-cash dividends to QSC:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Non-cash dividend to QSC(1)	$—	—	28	—
Cash dividend declared to QSC	1,325	840	600	1,000
Cash dividend paid to QSC	1,325	1,150	900	530
_______________________________________________________________________________

(1)	This was a non-cash transaction whereby we transferred assets via dividends to our parent company, QSC.
The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

(15)	Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months Total
	(Dollars in millions)
2013
Operating revenues	$2,159	2,199	2,188	2,207	8,753
Operating income	553	525	493	507	2,078
Income tax expense	166	155	139	142	602
Net income	264	246	218	236	964

	Quarterly Financial Data
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months Total
	(Dollars in millions)
2012
Operating revenues	$2,260	2,195	2,183	2,210	8,848
Operating income	466	455	459	525	1,905
Income tax expense	136	113	133	160	542
Net income	218	178	212	241	849

(16)	Commitments and Contingencies
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.
CenturyLink and QCII are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.

The tables below summarize our capital lease activity:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Assets acquired through capital leases	$—	—	2	16
Depreciation expense	42	50	41	11
Cash payments towards capital leases	40	41	35	11

	Successor
	December 31, 2013	December 31, 2012
	(Dollars in millions)
Assets included in property, plant and equipment	$168	188
Accumulated depreciation	109	85
The future annual minimum payments under capital lease arrangements as of December 31, 2013 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2014	$33
2015	23
2016	2
2017	1
2018	1
2019 and thereafter	5
Total minimum payments	65
Less: amount representing interest and executory costs	(10)
Present value of minimum payments	55
Less: current portion	(31)
Long-term portion	$24
Operating Leases
We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the successor years ended December 31, 2013 and 2012 and the successor nine months ended December 31, 2011, our gross rental expense was $83 million, $93 million, and $125 million, respectively. Also, gross rental expense was $58 million for the predecessor three months ended March 31, 2011. We also received sublease rental income for the same periods of $4 million, $8 million, $10 million, and $4 million, respectively.

At December 31, 2013, our future minimum payments under operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2014	$59
2015	51
2016	46
2017	41
2018	34
2019 and thereafter	61
Total future minimum payments(1)	$292
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $32 million due in the future under non-cancelable subleases.
Purchase Obligations
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $284 million as of December 31, 2013. Of this amount, we expect to purchase $100 million in 2014, $134 million in 2015 through 2016, $46 million in 2017 through 2018 and $4 million in 2019 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17)	Other Financial Information
Other Current Assets
Other current assets reflected in our consolidated balance sheets consisted of the following:

	Other Current Assets
	December 31, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$47	64
Other	79	50
Total other current assets	$126	114
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable as follows:

	December 31, 2013	December 31, 2012
	(Dollars in millions)
Accounts payable	$440	456
Included in accounts payable at December 31, 2013 and 2012 were $11 million and $27 million, respectively, associated with capital expenditures.

(18)	Labor Union Contracts
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Fees Paid to the Independent Registered Public Accounting Firm
QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2013 and 2012 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Dollars in thousands)
Audit fees	$2,700	2,970
Audit-related fees	32	88
Total fees	$2,732	3,058
KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2013 or 2012.
For purposes of the preceding table, the professional fees are classified as follows:
Audit fees-These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

Audit-related fees-These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include regulatory filings. Audit-related fees for each year shown include amounts that have been billed through the date of this filing.
The Audit Committee of CenturyLink, Inc. approved in advance all of the services performed by KPMG described above.

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

_______________________________________________________________________________

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

12*		Calculation of Ratio of Earnings to Fixed Charges.
18*		Preferability Letter of Independent Registered Public Accounting Firm.
23*		Independent Registered Public Accounting Firm Consent.
31.1*		Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2014.

QWEST CORPORATION
By:	/s/ David D. Cole
David D. Cole
Executive Vice President-Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Glen F. Post, III	Chief Executive Officer and President (Principal Executive Officer)
Glen F. Post, III

/s/ R. Stewart Ewing, Jr.	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Stewart Ewing, Jr.

/s/ Stacey W. Goff	Director
Stacey W. Goff