Form 10-Q
period 2014-03-31
QWEST CORP
filed 2014-05-15
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 14, 2014, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,690	1,723
Operating revenues-affiliates	521	436
Total operating revenues	2,211	2,159
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	698	645
Selling, general and administrative	285	269
Operating expenses-affiliates	188	162
Depreciation and amortization	498	530
Total operating expenses	1,669	1,606
OPERATING INCOME	542	553
OTHER INCOME (EXPENSE)
Interest expense	(116)	(108)
Interest expense-affiliate	(13)	(16)
Other income	—	1
Total other income (expense)	(129)	(123)
INCOME BEFORE INCOME TAX EXPENSE	413	430
Income tax expense	160	166
NET INCOME	$253	264
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	14
Accounts receivable, less allowance of $39 and $43	688	738
Advances to affiliates	993	712
Deferred income taxes, net	159	161
Other	153	126
Total current assets	2,002	1,751
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,394	10,193
Accumulated depreciation	(3,254)	(2,985)
Net property, plant and equipment	7,140	7,208
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $2,179 and $2,012	3,520	3,687
Other intangible assets, less accumulated amortization of $1,043 and $994	961	1,008
Other	207	210
Total goodwill and other assets	14,042	14,259
TOTAL ASSETS	$23,184	23,218
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$635	637
Accounts payable	506	440
Note payable-affiliate	754	754
Accrued expenses and other liabilities
Salaries and benefits	198	217
Income and other taxes	246	206
Other	180	126
Advance billings and customer deposits	323	320
Total current liabilities	2,842	2,700
LONG-TERM DEBT	6,898	6,921
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	159	161
Deferred income taxes, net	2,384	2,473
Affiliates obligations, net	1,250	1,263
Other	85	87
Total deferred credits and other liabilities	3,878	3,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(484)	(437)
Total stockholder's equity	9,566	9,613
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,184	23,218
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$253	264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	530
Deferred income taxes	(87)	(49)
Provision for uncollectible accounts	11	13
Long-term debt premium amortization	(11)	(15)
Changes in current assets and current liabilities:
Accounts receivable	39	(29)
Accounts payable	64	49
Accrued income and other taxes	40	34
Other current assets and other current liabilities, net	8	(1)
Other current assets and other current liabilities - affiliate	13	—
Changes in other noncurrent assets and liabilities, net	(1)	(7)
Changes in affiliates obligations, net	(13)	(41)
Other, net	2	2
Net cash provided by operating activities	816	750
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(226)	(262)
Changes in advances to affiliates	(281)	(177)
Net cash used in investing activities	(507)	(439)
FINANCING ACTIVITIES
Payments of long-term debt	(14)	(24)
Dividends paid to Qwest Services Corporation	(300)	(300)
Changes in note payable-affiliate	—	16
Net cash used in financing activities	(314)	(308)
Net (decrease) increase in cash and cash equivalents	(5)	3
Cash and cash equivalents at beginning of period	14	8
Cash and cash equivalents at end of period	$9	11
Supplemental cash flow information:
Income taxes (paid), net	$(248)	(215)
Interest (paid) (net of capitalized interest of $4 and $4)	$(92)	(87)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(437)	(76)
Net income	253	264
Dividends declared to Qwest Services Corporation	(300)	(300)
Balance at end of period	(484)	(112)
TOTAL STOCKHOLDER'S EQUITY	$9,566	9,938
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.
(1) Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
Our consolidated balance sheet as of December 31, 2013, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
Effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $5 million during the first quarter of 2014 and are expected to result in a net increase in depreciation expense of approximately $20 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $3 million for the three months ended March 31, 2014 and is expected to reduce consolidated net income by approximately $12 million for the year ending December 31, 2014.
(2) Long-Term Debt and Revolving Promissory Note
As of the following dates indicated, our long-term debt, including unamortized discounts and premiums and note payable-affiliate, was as follows:

	Interest Rates	Maturities	March 31, 2014	December 31, 2013
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2014 - 2053	$7,411	7,411
Capital lease and other obligations	Various	Various	58	72
Unamortized premiums (discounts), net			64	75
Total long-term debt			7,533	7,558
Less current maturities			(635)	(637)
Long-term debt, excluding current maturities			$6,898	6,921
Note payable-affiliate	6.619%	2022	$754	754

Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $754 million was outstanding as of March 31, 2014. For the three months ended March 31, 2014, the weighted average interest rate was 6.619%. As of March 31, 2014 and 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of March 31, 2014, $13 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Covenants
As of March 31, 2014, we believe we were in compliance with the provisions and covenants of our debt agreements.
(3) Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable-affiliate and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, and note payable-affiliate approximate their fair values.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values as of the following dates:

		March 31, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease obligations	2	$7,475	7,656	7,486	7,226
(4) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local, broadband, private line (including special access), network access, Ethernet, information technology, wireless and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products and services related to revenues into the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet, video (including resold satellite video services) and Verizon Wireless services;

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

Our operating revenues for our products and services consisted of the following revenue categorization for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Strategic services	$856	829
Legacy services	767	825
Affiliates and other services	588	505
Total operating revenues	$2,211	2,159
We do not have any single external customer that provides more than 10% of our total revenue. Substantially all of our revenue comes from customers located in the United States.
Affiliates and other services revenues include revenues from universal service funds, which allow us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs.
USF surcharges and transaction taxes included in billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $39 million and $40 million for the three months ended March 31, 2014 and 2013, respectively. The USF surcharges are included in affiliates and other services and transaction taxes are included in legacy revenues.
Our operations are integrated into and reported as part of the consolidated segment data of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we have one reportable segment.
(5) Commitments and Contingencies
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared both to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
We are aware of disputes and litigation within the industry, including disputes involving us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As a local exchange carrier, we assess the charges in question. The outcome of these disputes is currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.
(6) Dividends
During the three months ended March 31, 2014, we declared and paid dividends to our direct parent company, Qwest Services Corporation ("QSC"), of $300 million. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of our other current assets in our consolidated balance sheets as of the following dates:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$66	47
Other	87	79
Total other current assets	$153	126
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable as of the following dates:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$506	440
Included in accounts payable at March 31, 2014 and December 31, 2013 were $13 million and $11 million, respectively, associated with capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries.
All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2013, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
Our operations are integrated into and reported as part of the consolidated segment data of our ultimate parent company, CenturyLink, Inc. ("CenturyLink"). CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we believe we have one reportable segment.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet, video (including resold satellite video services) and Verizon Wireless services;

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

As of March 31, 2014, we served approximately 3.5 million broadband subscribers. We also operated approximately 7.6 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.

Our analysis presented below is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, including those described below.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to strategic services, such as broadband and video services, from legacy services. Revenues from our strategic services represented 39% and 38% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Although we are experiencing price compression due to competition, we expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors providing services at higher broadband speed than ours or using advanced wireless data technologies. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

•
Legacy services. Revenues from our legacy services represented 35% and 38% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. We expect these percentages to continue to decline at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

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

•
Pension and post-retirement benefits expenses. Our controlling parent companies, Qwest Communications International Inc. ("QCII") and CenturyLink, are required to recognize in their consolidated financial statements certain income and expenses relating to their pension and post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including among other things, discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in QCII's and CenturyLink's assumptions can cause significant changes in the net periodic pension and post-retirement benefits income and expenses we recognize. QCII and CenturyLink allocate the income and expenses of these plans to us and certain of their other affiliates. The allocation of income and expenses to us is based upon the demographics of our employees and retirees; and

•
Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.
Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Operating revenues	$2,211	2,159
Operating expenses	1,669	1,606
Operating income	542	553
Other income (expense), net	(129)	(123)
Income tax expense	160	166
Net income	$253	264
The following table summarizes certain of our selected operational metrics as of the following dates:

	March 31,		Increase/ (Decrease)
	2014	2013 (2)		% Change
	(in thousands)
Broadband subscribers (1)	3,483	3,368	115	3%
Access lines (1)	7,586	7,958	(372)	(5)%
Employees	22.8	22.6	0.2	1%
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 1 and 4, respectively.

Operating Revenues
The following table summarizes our operating revenues under the following revenue categorization for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Strategic services	$856	829	27	3%
Legacy services	767	825	(58)	(7)%
Affiliates and other services	588	505	83	16%
Total operating revenues	$2,211	2,159	52	2%
Strategic Services
Strategic services revenues increased by $27 million, or 3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase was principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services as well as price increases for various services. The increase was partially offset by a decline in our private line services revenues.

Legacy Services
Legacy services revenues decreased by $58 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decline in revenues is a result of lower local services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $83 million, or 16%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in volume and in the rates we charge for support services we provided to affiliates.
Operating Expenses
The following table summarizes our operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$698	645	53	8%
Selling, general and administrative	285	269	16	6%
Operating expenses-affiliates	188	162	26	16%
Depreciation and amortization	498	530	(32)	(6)%
Total operating expenses	$1,669	1,606	63	4%
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
Cost of services and products (exclusive of depreciation and amortization) increased by $53 million or 8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in access expense, network expense, real estate and power costs, and allocated corporate costs from affiliates. These increases were offset partially by decreases in miscellaneous employee expenses.
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
Selling, general and administrative expenses increased by $16 million, or 6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in employee related expenses, external commissions, professional fees and property and other taxes. These increases were partially offset by decreases in bad debt expense and marketing and advertising expenses.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Operating expenses-affiliates increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.
Depreciation and Amortization
The following table provides detail regarding depreciation and amortization expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Depreciation	$255	270	(15)	(6)%
Amortization	243	260	(17)	(7)%
Total depreciation and amortization	$498	530	(32)	(6)%
Depreciation expense decreased by $15 million, or 6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease in depreciation expense is primarily due to depreciation rate changes which was partially offset by changes in our estimates of the remaining economic lives of certain switch and circuit network equipment. The rate changes were the result of our plant aging and becoming fully depreciated or retired at a faster rate than the addition of new plant. We expect that the impact of the depreciation rate changes will be increasingly offset over the remaining nine months of 2014 as we upgrade or build additional plant. For more information about the changes in our estimates of the remaining economic lives, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of this report.
Amortization expense decreased by $17 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in amortization expense is primarily due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Other Consolidated Results
The following table summarizes our total other income (expense) and income tax expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Interest expense	$(116)	(108)	8	7%
Interest expense-affiliate	(13)	(16)	(3)	(19)%
Other income	—	1	1	(100)%
Total other income (expense)	$(129)	(123)	6	5%
Income tax expense	$160	166	(6)	(4)%
Interest Expense
Interest expense increased by $8 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a higher weighted average coupon rate on our outstanding debt and a reduction in the amortization of debt premiums. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliate
Affiliate interest expense decreased by $3 million, or 19%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Income Tax Expense
Income tax expense for the three months ended March 31, 2014, was $160 million, or an effective tax rate of 38.7%, compared to $166 million, or an effective tax rate of 38.6%, for the three months ended March 31, 2013.
Liquidity and Capital Resources
Overview
We are an indirectly wholly owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to our stockholder, Qwest Service Corporation ("QSC"), in excess of our earnings to the extent permitted by applicable law using cash repaid to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.
At March 31, 2014, we had a working capital deficit of $0.8 billion, reflecting current liabilities of $2.8 billion and current assets of $2.0 billion, compared to a working capital deficit of $0.9 billion as of December 31, 2013. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions or advances from CenturyLink if and to the extent CenturyLink has available funds that it is willing and able to contribute or advance.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.
Our capital expenditures continue to be focused on our strategic services primarily our broadband services. In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and on software development. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Debt and Other Financing Arrangements
We have $600 million 7.5% senior notes that mature on October 1, 2014. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by the credit rating agencies, among other factors.
As of the date of this report, the credit ratings for our senior unsecured debt were as follows:

Agency	Rating
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-

Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and future downgrades could impact CenturyLink's and our access to debt capital or further raise CenturyLink's and our borrowing costs. Any such future downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink's borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors-Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $754 million was outstanding as of March 31, 2014. The revolving promissory note is due on demand and ranked equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. For the three months ended March 31, 2014, the weighted average interest rate was 6.619%. As of March 31, 2014 and 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of March 31, 2014, $13 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink and QCII are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. The accounting unfunded status or benefit obligations as of December 31, 2013 of CenturyLink's qualified and non qualified defined benefit pension plans and post-retirement benefit plans were $1.055 billion and $3.153 billion, respectively. The accounting unfunded status or benefit obligations as of December 31, 2013 of QCII's qualified and non-qualified defined benefit pension plans was $179 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. For additional information about QCII's and CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013 and see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
A substantial portion of our active and retired employees participate in the QCII pension plan and CenturyLink's post-retirement benefit plans. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates.
Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. QCII was not required and did not make contributions to the trust in 2013 and QCII currently does not expect to make a plan contribution in 2014.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2013, the fair value of the trust assets was $535 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately three years. Thereafter, covered benefits will be paid either directly by CenturyLink or from the trust as the remaining assets become liquid. This projected three year period could be substantially shorter or longer depending on changes in healthcare cost trends, actual returns on plan assets, the timing of maturities of illiquid plan assets, the actual timing of reimbursement payments and future changes in benefits.
QCII's estimated annual long-term rate of return on the pension plans trust assets is 7.5% and CenturyLink's estimated annual long-term rate of return on the post-retirement plans trust assets is 7.3% based on the assets currently held; however, actual returns could be substantially different.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Historical Information
The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$816	750	66
Net cash used in investing activities	(507)	(439)	68
Net cash used in financing activities	(314)	(308)	6
Net cash provided by operating activities increased by $66 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to positive variances in the changes in accounts receivable, accounts payable and in other noncurrent assets and liabilities-affiliates, which were partially offset by a negative variance in net income adjusted for non-cash items. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $68 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in the amount of funds advanced to our affiliate, which was partially offset by decreased payments for purchases of property, plant and equipment.
Net cash used in financing activities increased by $6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a decrease in the change in note payable-affiliate. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
Certain Matters Related to CenturyLink's Indirect Acquisition of Us
Since CenturyLink's 2011 indirect acquisition of us, we have been included in the consolidated federal income tax return of CenturyLink. CenturyLink is in the process of developing a post-acquisition intercompany agreement for allocation of consolidated income tax liabilities. Until that agreement is finalized, we will continue to account for income tax expense on a stand-alone basis. We are also included in certain combined state tax returns filed by CenturyLink and the same accounting will apply.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2014	From April 1, 2011 through December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$12	254	266
Extinguished	—	187	187
Total premiums recognized	$12	441	453
The remaining premium of $77 million as of March 31, 2014 will reduce interest expense in future periods, unless otherwise extinguished.

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
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, or (iii) discussed under the heading "Market Risk" below.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change, including product displacement; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by CenturyLink's recent acquisitions; CenturyLink's ability to successfully integrate recently acquired operations into its operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to use our net operating loss carryforwards in projected amounts; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to maintain favorable relations with our key business partners, suppliers, vendors and landlords; any adverse developments in legal or regulatory proceedings involving us or our affiliates; changes in our operating plans, strategies or spending plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, pension funding payments, cash flows, or financial position, or other similar changes; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 5—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Various developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, information technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
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
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
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
As of March 31, 2014, approximately 53% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of March 31, 2014, approximately 60% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, we may be required or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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
As discussed further under "Business—Network Architecture," in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which is an amalgam of our legacy network combined with the network of our indirect parent CenturyLink and its affiliates.
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
As described in Item 8 of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2013, CenturyLink and QCII are involved in several legal proceedings that, if resolved against them, could have a material adverse effect on their business and financial condition, including the KPNQwest lawsuit brought against QCII by Cargill Financial Markets, Plc and Citibank, N.A. As a wholly owned subsidiary of CenturyLink and QCII, our business and financial condition could be similarly affected.
There are other material proceedings pending against CenturyLink and its affiliates, as described in Item 8 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. In the past, the FCC adopted "net neutrality" regulations that curtailed our operational flexibility. Although the FCC has recently proposed new regulations affording greater flexibility, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation or that the courts will not mandate service conditions on terms that hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve allegations of defamation, invasion of privacy or copyright infringement, among other things. If we decide to implement additional measures to reduce our exposure to these risks in light of changing technological or legal developments, or if we are required to defend ourselves against these kinds of claims, our financial results could be negatively affected.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.
Risks Affecting our Liquidity and Capital Resources
CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2014, our consolidated debt was approximately $7.5 billion (excluding note payable-affiliate), which was included in CenturyLink's consolidated debt of approximately $20.9 billion as of that date. Approximately $2.6 billion of CenturyLink's consolidated debt securities, which includes approximately $927 million of our debt securities, come due over the next thirty-six months following the date of this report. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
The effects of each of these factors could be intensified if we increase our borrowings. We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.
Certain of CenturyLink's debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about CenturyLink's credit facility.
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
CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, us or both. CenturyLink's ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce debt obligations.

Other Risks
We regularly transfer our cash to CenturyLink, which exposes us to certain risks.
Under our cash management arrangement with CenturyLink, we regularly transfer our cash to CenturyLink, which we recognize on our consolidated balance sheets as advances to affiliates. Although CenturyLink periodically repays these advances to fund our cash requirements throughout the year, at any given point in time CenturyLink may owe us a substantial sum under this arrangement. Accordingly, developments that adversely impact CenturyLink could adversely impact our ability to collect these advances.
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
Tax sharing agreements have been executed between QCII and previous affiliates, and QCII believes the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided reserves for liabilities attributable to former affiliated companies or for claims they have asserted or may assert against us.
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
3.1
Amended and Restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Exhibit 3.1) of Qwest Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-03040) filed with the Securities and Exchange Commission on May 13, 2013).

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

j.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

k.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2014.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)