Form 10-Q
period 2014-06-30
QWEST CORP
filed 2014-08-08
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 8, 2014, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,682	1,703	3,372	3,426
Operating revenues-affiliates	524	496	1,045	932
Total operating revenues	2,206	2,199	4,417	4,358
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	698	690	1,396	1,335
Selling, general and administrative	274	270	559	539
Operating expenses-affiliates	188	185	376	347
Depreciation and amortization	500	529	998	1,059
Total operating expenses	1,660	1,674	3,329	3,280
OPERATING INCOME	546	525	1,088	1,078
OTHER INCOME (EXPENSE)
Interest expense	(116)	(112)	(232)	(220)
Interest expense-affiliate	(12)	(12)	(25)	(28)
Other income	—	—	—	1
Total other income (expense)	(128)	(124)	(257)	(247)
INCOME BEFORE INCOME TAX EXPENSE	418	401	831	831
Income tax expense	162	155	322	321
NET INCOME	$256	246	509	510
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10	14
Accounts receivable, less allowance of $37 and $43	740	738
Advances to affiliates	566	712
Deferred income taxes, net	165	161
Other	141	126
Total current assets	1,622	1,751
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,602	10,193
Accumulated depreciation	(3,481)	(2,985)
Net property, plant and equipment	7,121	7,208
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $2,342 and $2,012	3,357	3,687
Other intangible assets, less accumulated amortization of $1,103 and $994	912	1,008
Other	203	210
Total goodwill and other assets	13,826	14,259
TOTAL ASSETS	$22,569	23,218
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$724	637
Accounts payable	457	440
Note payable-affiliate	775	754
Accrued expenses and other liabilities
Salaries and benefits	182	217
Income and other taxes	188	206
Other	129	126
Advance billings and customer deposits	325	320
Total current liabilities	2,780	2,700
LONG-TERM DEBT	6,788	6,921
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenue	158	161
Deferred income taxes, net	2,297	2,473
Affiliates obligations, net	1,241	1,263
Other	83	87
Total deferred credits and other liabilities	3,779	3,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(828)	(437)
Total stockholder's equity	9,222	9,613
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,569	23,218
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$509	510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	998	1,059
Deferred income taxes	(180)	(112)
Provision for uncollectible accounts	25	28
Net long-term debt premium amortization	(23)	(29)
Impairment of asset	16	—
Changes in current assets and current liabilities:
Accounts receivable	(27)	(30)
Accounts payable	5	10
Accrued income and other taxes	(18)	(21)
Other current assets and other current liabilities, net	(30)	(38)
Other current assets and other current liabilities-affiliate	21	—
Changes in other noncurrent assets and liabilities, net	(1)	(1)
Changes in affiliates obligations, net	(22)	(79)
Other, net	4	1
Net cash provided by operating activities	1,277	1,298
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(503)	(607)
Changes in advances to affiliates	146	63
Net cash used in investing activities	(357)	(544)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	752
Payments of long-term debt	(24)	(784)
Dividends paid to Qwest Services Corporation	(900)	(750)
Changes in note payable-affiliate	—	28
Net cash used in financing activities	(924)	(754)
Net (decrease) increase in cash and cash equivalents	(4)	—
Cash and cash equivalents at beginning of period	14	8
Cash and cash equivalents at end of period	$10	8
Supplemental cash flow information:
Income taxes (paid) refund, net	$(502)	(434)
Interest (paid) (net of capitalized interest of $8 and $8)	$(253)	(245)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(437)	(76)
Net income	509	510
Dividends declared to Qwest Services Corporation	(900)	(750)
Balance at end of period	(828)	(316)
TOTAL STOCKHOLDER'S EQUITY	$9,222	9,734
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.
(1) Basis of Presentation
General
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
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates have not been eliminated.
During the second quarter of 2014, we began negotiations of a sale-leaseback transaction of an office building and as a result of the indicated offer price we recorded an impairment charge of $16 million, which is included in selling, general and administrative expense in our consolidated statements of operations for the three and six months ended June 30, 2014. We evaluated the indicated offer price using market conditions and determined that it represented a level 3 estimate of the fair value of the building. The negotiations on the sale of the office building are not final and the sales price could still change.
Change in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $5 million and $10 million for the three and six months ended June 30, 2014, respectively, and are expected to result in a net increase in depreciation expense of approximately $20 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $3 million and $6 million for the three and six months ended June 30, 2014, respectively, and is expected to reduce consolidated net income by approximately $12 million for the year ending December 31, 2014.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt.

The new standard replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs and defer contract fulfillment costs only up to the extent of any revenue deferred.
We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements and the amount of contract related costs that will be deferred. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.
(2) Long-Term Debt and Revolving Promissory Note
As of the dates indicated below, our long-term debt, including unamortized discounts and premiums and note payable-affiliate, was as follows:

	Interest Rates	Maturities	June 30, 2014	December 31, 2013
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2014 - 2053	$7,411	7,411
Capital lease and other obligations	Various	Various	49	72
Unamortized premiums, net			52	75
Total long-term debt			7,512	7,558
Less current maturities			(724)	(637)
Long-term debt, excluding current maturities			$6,788	6,921
Note payable-affiliate	6.677%	2022	$775	754
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $775 million was outstanding as of June 30, 2014. For the three months ended June 30, 2014, the weighted average interest rate was 6.677%. As of June 30, 2014 and December 31, 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of June 30, 2014, $4 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Covenants
As of June 30, 2014, we believe we were in compliance with the provisions and covenants of our debt agreements.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values as of the dates indicated below:

		June 30, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$7,463	7,763	7,486	7,226
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

Operating revenues for our products and services consisted of the following revenue categorization for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Strategic services	$860	831	1,716	1,660
Legacy services	757	806	1,524	1,630
Affiliates and other services	589	562	1,177	1,068
Total operating revenues	$2,206	2,199	4,417	4,358
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
We recognize revenue in our statement of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our statement of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenue aggregated approximately $39 million and $38 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $78 million for both the six months ended

June 30, 2014 and 2013. Those USF surcharges where we record revenue are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(5) Commitments and Contingencies
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
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
We are aware of disputes and litigation within the industry, including litigation against us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As a local exchange carrier, we assess significant amounts of the charges in question. The outcome of these disputes and litigation are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of these matters, we have not accrued any liabilities for these matters.
(6) Dividends
During the six months ended June 30, 2014, we declared and paid dividends of $900 million to our direct parent company, Qwest Services Corporation ("QSC"). Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets as of the dates indicated below:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$63	47
Other	78	79
Total other current assets	$141	126

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable as of the dates indicated below:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$457	440
Included in accounts payable at June 30, 2014 and December 31, 2013 were $23 million and $11 million, respectively, associated with capital expenditures.

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
For the reasons noted in Note 4—Products and Services Revenues, we believe we have one reportable segment. We categorize our products, services and revenues into the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet, video (including resold satellite video services) and Verizon Wireless services;

•
Legacy services, which include primarily local, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") revenues and surcharges and services we provide to our non-consolidated affiliates. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.

As of June 30, 2014, we served approximately 3.5 million broadband subscribers. We also operated approximately 7.5 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting our broadband subscribers and access lines may not be comparable to those of other companies.
Our analysis presented below is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Business Trends
Our financial results have been impacted by several significant trends, including those described below.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from high margin legacy services. Revenues from our strategic services represented 39% and 38% of our total revenues for both the three and six months ended June 30, 2014 and 2013, respectively. Although we are experiencing price compression due to competition, we expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing our broadband network's scope and connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speed than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

•
Legacy services. Revenues from our legacy services represented 34% and 37% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 35% and 37% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. We expect these percentages to continue to decline, but at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

•
Pension and post-retirement benefits expenses. Our controlling parent companies, Qwest Communications International Inc. ("QCII") and CenturyLink, are required to recognize in their consolidated financial statements certain income and expenses relating to their pension and post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including, among other things, discount rates and expected rates of return on plan assets that are generally set at December 31 of each year. Changes in QCII's and CenturyLink's assumptions can cause significant changes in the net periodic pension and post-retirement benefits income and expenses we recognize. QCII and CenturyLink allocate the income and expenses of these plans to us and certain of their other affiliates. The allocation of income and expenses to us is based upon the demographics of our employees and retirees; and

•
Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Operating revenues	$2,206	2,199	4,417	4,358
Operating expenses	1,660	1,674	3,329	3,280
Operating income	546	525	1,088	1,078
Other income (expense), net	(128)	(124)	(257)	(247)
Income tax expense	162	155	322	321
Net income	$256	246	509	510
The following table summarizes our broadband subscribers, access lines and number of employees as of June 30, 2014 and 2013:

	As of June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(in thousands)
Broadband subscribers (1)	3,490	3,369	121	4%
Access lines (1)	7,494	7,825	(331)	(4)%
Employees	22.3	22.6	(0.3)	(1)%
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

Operating Revenues
The following tables summarize our operating revenues under the following revenue categorization for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Strategic services	$860	831	29	3%
Legacy services	757	806	(49)	(6)%
Affiliates and other services	589	562	27	5%
Total operating revenues	$2,206	2,199	7	—%

	Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Strategic services	$1,716	1,660	56	3%
Legacy services	1,524	1,630	(106)	(7)%
Affiliates and other services	1,177	1,068	109	10%
Total operating revenues	$4,417	4,358	59	1%

Strategic Services
Strategic services revenues increased by $29 million, or 3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $56 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in revenue for both periods was principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services as well as price increases for various services. These increases were partially offset by volume decreases in our special access services.
Legacy Services
Legacy services revenues decreased by $49 million, or 6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $106 million, or 7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decline in revenue for both periods was a result of lower local services revenue due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $27 million, or 5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $109 million, or 10%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in revenue for both periods was primarily due to increases in volume and in the rates we charge for support services we provided to affiliates.
Operating Expenses
The following tables summarize our operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$698	690	8	1%
Selling, general and administrative	274	270	4	1%
Operating expenses-affiliates	188	185	3	2%
Depreciation and amortization	500	529	(29)	(5)%
Total operating expenses	$1,660	1,674	(14)	(1)%

	Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,396	1,335	61	5%
Selling, general and administrative	559	539	20	4%
Operating expenses-affiliates	376	347	29	8%
Depreciation and amortization	998	1,059	(61)	(6)%
Total operating expenses	$3,329	3,280	49	1%
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

Cost of services and products (exclusive of depreciation and amortization) increased by $8 million, or 1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increases in network expense and allocated corporate costs from affiliates. These increases were offset partially by decreases in employee-related expenses. Cost of services and products (exclusive of depreciation and amortization) increased by $61 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in access expense, network expense and allocated corporate costs from affiliates. These increases were partially offset by decreases in employee-related expenses.
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
Selling, general and administrative expenses increased by $4 million, or 1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $20 million, or 4%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in employee-related expenses and an impairment charge related to an office building, the sale of which is pending under a sale-leaseback arrangement. These increases were partially offset by decreases in marketing and advertising expenses and lower property and other operating taxes and fees.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates increased by $3 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $29 million, or 8%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in both periods was primarily due to increases in the rates we are charged for support services and higher levels of services provided to us by affiliates.
Depreciation and Amortization
The following tables provide detail regarding depreciation and amortization expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Depreciation	$260	271	(11)	(4)%
Amortization	240	258	(18)	(7)%
Total depreciation and amortization	$500	529	(29)	(5)%

	Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Depreciation	$515	541	(26)	(5)%
Amortization	483	518	(35)	(7)%
Total depreciation and amortization	$998	1,059	(61)	(6)%

Depreciation expense decreased by $11 million, or 4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $26 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Annual depreciation expense is impacted by changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. The 2014 depreciation expense related to our plant placed in service prior to 2014 is expected to be lower than the 2013 depreciation expense due to our plant aging and becoming fully depreciated or retired at a faster rate than the addition of new plant during the same period. During January, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which we expect to result in increased 2014 annual depreciation expense. We expect depreciation expense will increase in the second half of 2014 compared to the first half of 2014 due to the timing of net additions of plant during 2014. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Amortization expense decreased by $18 million, or 7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $35 million, or 7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Interest expense	$(116)	(112)	4	4%
Interest expense-affiliate	(12)	(12)	—	—%
Total other income (expense)	$(128)	(124)	4	3%
Income tax expense	$162	155	7	5%

	Six Months Ended June 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Interest expense	$(232)	(220)	12	5%
Interest expense-affiliate	(25)	(28)	(3)	(11)%
Other income	—	1	(1)	(100)%
Total other income (expense)	$(257)	(247)	10	4%
Income tax expense	$322	321	1	—%
Interest Expense
Interest expense increased by $4 million, or 4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $12 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a reduction in the amortization of debt premiums. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliate
Affiliate interest expense remained unchanged for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Affiliate interest expense decreased by $3 million, or 11%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Income Tax Expense
Income tax expense for the three months ended June 30, 2014, was $162 million, or an effective tax rate of 38.8%, compared to $155 million, or an effective tax rate of 38.7%, for the three months ended June 30, 2013. Income tax expense for the six months ended June 30, 2014, was $322 million, or an effective tax rate of 38.7%, compared to $321 million, or an effective tax rate of 38.6%, for the six months ended June 30, 2013.
Liquidity and Capital Resources
Overview
We are an indirectly wholly-owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.
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
At June 30, 2014, we had a working capital deficit of $1.2 billion, reflecting current liabilities of $2.8 billion and current assets of $1.6 billion, compared to a working capital deficit of $0.9 billion as of December 31, 2013. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions or advances from CenturyLink if and to the extent CenturyLink has available funds that it is willing and able to contribute or advance.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on the type and volume of services we provide, approximately 40% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. For information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services, primarily our broadband services. In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and on software development. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt (including our $600 million of 7.5% senior notes maturing on October 1, 2014). The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by the credit rating agencies, among other factors.

As of the date of this report, the credit ratings for our senior unsecured debt were as follows:

Agency	Rating
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink's and our access to debt capital or further raise CenturyLink's and our borrowing costs. Any such downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink's borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $775 million was outstanding as of June 30, 2014. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. For the three months ended June 30, 2014, the weighted average interest rate was 6.677%. As of June 30, 2014 and December 31, 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of June 30, 2014, $4 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink and QCII are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. The accounting unfunded status or benefit obligations as of December 31, 2013 of CenturyLink's qualified and non-qualified defined benefit pension and post-retirement benefit plans were $1.055 billion and $3.153 billion, respectively. The accounting unfunded status or benefit obligations as of December 31, 2013 of QCII's qualified and non-qualified defined benefit pension plans was $179 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. For additional information about QCII's and CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013, and see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
A substantial portion of our active and retired employees participate in QCII's pension plans and CenturyLink's post-retirement benefit plans. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to employees of our affiliates.
Benefits paid by QCII's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and changes in funding laws and regulations. QCII is not required and has not made contributions to the trust in 2014 and QCII currently does not expect to make a plan contribution in 2015.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2013, the fair value of these trust assets was $535 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately three years. Thereafter, covered benefits will be paid either directly by CenturyLink or from the trusts as the remaining assets become liquid. This projected three year period could be substantially shorter or longer depending on changes in healthcare cost trends, actual returns on plan assets, the timing of maturities of illiquid plan assets, the actual timing of reimbursement payments and future changes in benefits.
QCII's estimated annual long-term rate of return on the pension plans trust assets is 7.5% and CenturyLink's estimated annual long-term rate of return on the post-retirement plans trust assets is 7.3% based on the assets currently held; however, actual returns could be substantially different.

For additional information, see “Risk Factors—Risks Affecting our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s and QCII’s qualified pensions plans could negatively impact CenturyLink’s and QCII’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part II of this report.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Historical Information
The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$1,277	1,298	(21)
Net cash used in investing activities	(357)	(544)	(187)
Net cash used in financing activities	(924)	(754)	170
Net cash provided by operating activities decreased by $21 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a negative variance in net income adjusted for non-cash items which was partially offset by positive variances in the changes in other noncurrent assets and liabilities-affiliates and changes in affiliate obligations, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $187 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a decrease in payments for purchases of property, plant and equipment and a larger change in the amount of funds advanced to our affiliate.
Net cash used in financing activities increased by $170 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in the amount of dividends paid. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
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

The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2014	From April 1, 2011 through December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$24	254	278
Extinguished (1)	—	187	187
Total	$24	441	465
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $65 million as of June 30, 2014 will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters.
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
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Various developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
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
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
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
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications and information technology company, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we are a target of cyber attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Although CenturyLink maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
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

•
require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel, notify customers of breaches or develop additional protective systems;

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
Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
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
The telecommunications, video and cable industries have recently experienced, and continue to experience, substantial consolidation, and some of our competitors have combined with other communications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of June 30, 2014, approximately 50% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of June 30, 2014, approximately 60% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined.
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

•
delays or limitations in connection with offering new products or providing current ones arising out of the multiplicity of different legacy systems, networks and processes used by each of the companies;

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
There are other material proceedings pending against CenturyLink and its affiliates, as described in Item 8 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013, as updated by CenturyLink’s subsequent quarterly reports on Form 10-Q. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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

Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long-distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic. Similarly, some carriers are refusing to pay access charges for certain calls between mobile and wireline devices routed through an interexchange carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, FCC proceedings relating to implementation of the Order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various "network neutrality" proposals. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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

"Open Internet" regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In the past, the FCC adopted "net neutrality" regulations that provided manageable operating guidelines to ensure an Open Internet. Because the FCC has recently proposed new regulations that could either afford greater flexibility or more regulations, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation to further address Open Internet issues that could hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve allegations of defamation, invasion of privacy or copyright infringement, among other things. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our financial results could be negatively affected.
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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2014, our consolidated debt was approximately $7.5 billion (excluding our note payable-affiliate), which was included in CenturyLink's consolidated debt of approximately $21.0 billion as of that date. Approximately $4.7 billion of CenturyLink's consolidated debt securities, which includes approximately $1.4 billion of our debt securities, mature over the next thirty-six months following the date of this report. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. See below “Risk Factors—Risks Affecting our Liquidity and Capital Resources—CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.”
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013, as updated by CenturyLink’s subsequent quarterly reports on Form 10-Q. For all the reasons mentioned above, we can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.
Certain of CenturyLink's debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in CenturyLink's quarterly and annual reports filed with the SEC for additional information about CenturyLink's indebtedness.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating to restructure our applicable debt. The indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
As noted above in Item 2 of Part I of this report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that a rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.
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
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced certain of our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.
Adverse changes in the value of assets or obligations associated with CenturyLink's and QCII's qualified pension plans could negatively impact CenturyLink's and QCII's liquidity, which may in turn affect our business and liquidity.
A substantial amount of our employees participate in a qualified pension plan sponsored by QCII.
The funded status of CenturyLink's and QCII's qualified pension plans are the difference between the value of the plans' assets and the benefit obligations. The accounting unfunded status of CenturyLink's qualified pension plans was $995 million, which includes the unfunded status of QCII's qualified pension plan of $159 million, as of December 31, 2013. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's and QCII's benefit obligations or a significant decrease in the value of the plans' assets. These adverse changes could require CenturyLink and QCII to contribute a material amount of cash to their pension plans or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. Based on current laws and circumstances, QCII does not expect it will be required to make a contribution to its plans in 2014. CenturyLink expects to make required contributions of $123 million to its qualified pension plans in 2014. The actual amount of required contributions to their plans in 2015 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's and QCII's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink has a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2014.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)