Form 10-Q
period 2014-09-30
QWEST CORP
filed 2014-11-07
CIK 68622

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 7, 2014, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,665	1,699	5,037	5,125
Operating revenues-affiliates	533	489	1,578	1,421
Total operating revenues	2,198	2,188	6,615	6,546
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	701	715	2,097	2,050
Selling, general and administrative	271	262	830	801
Operating expenses-affiliates	197	183	573	530
Depreciation and amortization	501	535	1,499	1,594
Total operating expenses	1,670	1,695	4,999	4,975
OPERATING INCOME	528	493	1,616	1,571
OTHER INCOME (EXPENSE)
Interest expense	(115)	(116)	(347)	(336)
Interest expense-affiliate	(13)	(20)	(38)	(48)
Other income	1	—	1	1
Total other income (expense)	(127)	(136)	(384)	(383)
INCOME BEFORE INCOME TAX EXPENSE	401	357	1,232	1,188
Income tax expense	156	139	478	460
NET INCOME	$245	218	754	728
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	14
Accounts receivable, less allowance of $38 and $43	746	738
Advances to affiliates	1,279	712
Deferred income taxes, net	165	161
Other	129	126
Total current assets	2,325	1,751
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	10,859	10,193
Accumulated depreciation	(3,731)	(2,985)
Net property, plant and equipment	7,128	7,208
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $2,503 and $2,012	3,196	3,687
Other intangible assets, less accumulated amortization of $1,177 and $994	864	1,008
Other	214	210
Total goodwill and other assets	13,628	14,259
TOTAL ASSETS	$23,081	23,218
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$721	637
Accounts payable	429	440
Note payable-affiliate	775	754
Accrued expenses and other liabilities
Salaries and benefits	232	217
Income and other taxes	206	206
Other	190	126
Advance billings and customer deposits	326	320
Total current liabilities	2,879	2,700
LONG-TERM DEBT	7,271	6,921
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	155	161
Deferred income taxes, net	2,217	2,473
Affiliates obligations, net	1,209	1,263
Other	83	87
Total deferred credits and other liabilities	3,664	3,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(783)	(437)
Total stockholder's equity	9,267	9,613
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$23,081	23,218
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$754	728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,499	1,594
Deferred income taxes	(260)	(180)
Provision for uncollectible accounts	44	46
Net long-term debt premium amortization	(34)	(40)
Accrued interest on affiliate note	21	—
Impairment of asset	16	—
Changes in current assets and current liabilities:
Accounts receivable	(52)	(77)
Accounts payable	(31)	17
Accrued income and other taxes	—	3
Other current assets and other current liabilities, net	79	68
Other current assets and other current liabilities-affiliate	17	—
Changes in other noncurrent assets and liabilities, net	1	(6)
Changes in affiliates obligations, net	(54)	(130)
Other, net	8	9
Net cash provided by operating activities	2,008	2,032
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(799)	(956)
Changes in advances to affiliates	(567)	(119)
Net cash used in investing activities	(1,366)	(1,075)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	483	752
Payments of long-term debt	(33)	(794)
Dividends paid to Qwest Services Corporation	(1,100)	(950)
Changes in note payable-affiliate	—	40
Net cash used in financing activities	(650)	(952)
Net (decrease) increase in cash and cash equivalents	(8)	5
Cash and cash equivalents at beginning of period	14	8
Cash and cash equivalents at end of period	$6	13
Supplemental cash flow information:
Income taxes (paid), net	$(738)	(636)
Interest (paid) (net of capitalized interest of $13 and $12)	$(343)	(344)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(437)	(76)
Net income	754	728
Dividends declared to Qwest Services Corporation	(1,100)	(950)
Balance at end of period	(783)	(298)
TOTAL STOCKHOLDER'S EQUITY	$9,267	9,752
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
In the second quarter of 2014, we recorded an impairment charge of $16 million in connection with negotiating a sale-leaseback transaction involving an office building. This impairment charge is included in selling, general and administrative expense in our consolidated statements of operations for the nine months ended September 30, 2014. In October 2014, we entered into an agreement to sell the above noted office building and no additional impairment charge is expected to be recorded upon completion of the sale, which is expected to close in the fourth quarter of 2014.
Change in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $5 million and $15 million for the three and nine months ended September 30, 2014, respectively, and are expected to result in a net increase in depreciation expense of approximately $20 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $3 million and $9 million for the three and nine months ended September 30, 2014, respectively, and is expected to reduce consolidated net income by approximately $12 million for the year ending December 31, 2014.
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
We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.
(2) Long-Term Debt and Revolving Promissory Note
As of the dates indicated below, our long-term debt, including unamortized discounts and premiums and note payable-affiliate, was as follows:

	Interest Rates	Maturities	September 30, 2014	December 31, 2013
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2014 - 2054	$7,911	7,411
Capital lease and other obligations	Various	Various	40	72
Unamortized premiums, net			41	75
Total long-term debt			7,992	7,558
Less current maturities			(721)	(637)
Long-term debt, excluding current maturities			$7,271	6,921
Note payable-affiliate	6.677%	2022	$775	754
New Issuances
On September 29, 2014, we issued $500 million aggregate principal amount of 6.875% Notes due 2054, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $483 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, on or after October 1, 2019, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $775 million was outstanding as of September 30, 2014. For the three months ended September 30, 2014, the weighted average interest rate was 6.677%. As of September 30, 2014 and December 31, 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of September 30, 2014, $17 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Covenants
As of September 30, 2014, we believe we were in compliance with the provisions and covenants of our debt agreements.
Subsequent Event
On October 1, 2014, we paid at maturity the $600 million principal amount of our 7.50% Notes.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values as of the dates indicated below:

		September 30, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$7,952	8,197	7,486	7,226
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

Our operating revenues for our products and services consisted of the following revenue categorization for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Strategic services	$858	835	2,574	2,495
Legacy services	740	797	2,264	2,427
Affiliates and other services	600	556	1,777	1,624
Total operating revenues	$2,198	2,188	6,615	6,546
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues comes from customers located in the United States.

Affiliates and other services revenues include revenues from universal service funds, which allow us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues, aggregated approximately $37 million and $39 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $114 million and $116 million for the nine months ended September 30, 2014 and 2013, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
We are aware of disputes and litigation within the industry, including litigation against us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As a local exchange carrier, we assess substantial amounts of the charges in question. The outcome of these disputes and litigation are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
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
(6) Dividends
During the nine months ended September 30, 2014, we declared and paid dividends of $1.1 billion to our direct parent company, Qwest Services Corporation ("QSC"). Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets as of the dates indicated below:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$57	47
Other	72	79
Total other current assets	$129	126
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable as of the dates indicated below:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$429	440
Included in accounts payable at September 30, 2014 and December 31, 2013, were $32 million and $11 million, respectively, associated with capital expenditures.

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

As of September 30, 2014, we operated approximately 7.4 million access lines and served approximately 3.5 million broadband subscribers. Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network and broadband subscribers are customers who purchase high-speed internet connection services through their existing telephone lines, stand-alone telephone lines, or fiber optic cables. Our methodology for counting our broadband subscribers and access lines, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Business Trends
Our financial results have been impacted by several significant trends, including those described below.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from high margin legacy services. Revenues from our strategic services represented 39% and 38% of our total revenues for both the three and nine months ended September 30, 2014 and 2013, respectively. Although we are experiencing price compression due to competition, we expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing our broadband network's scope and connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speed than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

•
Legacy services. Revenues from our legacy services represented 34% and 36% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 34% and 37% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. We expect these percentages to continue to decline, but at a slower pace than in the past. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Operating revenues	$2,198	2,188	6,615	6,546
Operating expenses	1,670	1,695	4,999	4,975
Operating income	528	493	1,616	1,571
Other income (expense), net	(127)	(136)	(384)	(383)
Income tax expense	156	139	478	460
Net income	$245	218	754	728
The following table summarizes our broadband subscribers, access lines and number of employees as of September 30, 2014 and 2013:

	As of September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,503	3,393	110	3%
Total access lines (1)	7,402	7,720	(318)	(4)%
Total employees	22.2	22.7	(0.5)	(2)%
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our broadband subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

Operating Revenues
The following tables summarize our operating revenues under the following revenue categorization for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Strategic services	$858	835	23	3%
Legacy services	740	797	(57)	(7)%
Affiliates and other services	600	556	44	8%
Total operating revenues	$2,198	2,188	10	—%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Strategic services	$2,574	2,495	79	3%
Legacy services	2,264	2,427	(163)	(7)%
Affiliates and other services	1,777	1,624	153	9%
Total operating revenues	$6,615	6,546	69	1%

Strategic Services
Strategic services revenues increased by $23 million, or 3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $79 million, or 3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in revenues for both periods was principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services and price increases for various services. These increases were partially offset by volume decreases in our special access services.
Legacy Services
Legacy services revenues decreased by $57 million, or 7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $163 million, or 7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decline in revenues for both periods was a result of lower local services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $44 million, or 8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $153 million, or 9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in revenues for both periods was primarily due to increases in volume and in the rates we charge for support services we provided to non-consolidated affiliates.
Operating Expenses
The following tables summarize our operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$701	715	(14)	(2)%
Selling, general and administrative	271	262	9	3%
Operating expenses-affiliates	197	183	14	8%
Depreciation and amortization	501	535	(34)	(6)%
Total operating expenses	$1,670	1,695	(25)	(1)%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,097	2,050	47	2%
Selling, general and administrative	830	801	29	4%
Operating expenses-affiliates	573	530	43	8%
Depreciation and amortization	1,499	1,594	(95)	(6)%
Total operating expenses	$4,999	4,975	24	—%
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

Cost of services and products (exclusive of depreciation and amortization) decreased by $14 million, or 2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a decrease in employee-related expenses. The decrease was offset partially by increases in network expense and allocated corporate costs from affiliates. Although allocated corporate costs were up from the prior year, the amount allocated during the most recent quarter were lower than the first six months of the year primarily due to lower amounts of allocated network, finance and billing support services. Cost of services and products (exclusive of depreciation and amortization) increased by $47 million, or 2%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in access expense, network expense and allocated corporate costs from affiliates. These increases were partially offset by decreases in employee-related expenses.
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
Selling, general and administrative expenses increased by $9 million, or 3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to an increase in employee-related expenses. Selling, general and administrative expenses increased by $29 million, or 4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in employee-related expenses and an impairment charge related to an office building, the sale of which is pending under a sale-leaseback arrangement. These increases were partially offset by decreases in marketing and advertising expenses and lower property and other operating taxes and fees.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates increased by $14 million, or 8%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $43 million, or 8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in both periods was primarily due to increases in the rates we are charged for support services and higher levels of services provided to us by affiliates.
Depreciation and Amortization
The following tables provide detail regarding depreciation and amortization expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Depreciation	$264	279	(15)	(5)%
Amortization	237	256	(19)	(7)%
Total depreciation and amortization	$501	535	(34)	(6)%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Depreciation	$778	820	(42)	(5)%
Amortization	721	774	(53)	(7)%
Total depreciation and amortization	$1,499	1,594	(95)	(6)%

Depreciation expense decreased by $15 million, or 5%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $42 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. The 2014 depreciation expense related to our plant placed in service prior to 2014 is expected to be lower than the 2013 depreciation expense due to our plant aging and becoming fully depreciated or retired. This decrease is partially offset by new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which we expect to result in increased 2014 annual depreciation expense. We further expect depreciation expense will increase in the fourth quarter of 2014 compared to the third quarter of 2014 due to the timing of net additions of plant during 2014. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Amortization expense decreased by $19 million, or 7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $53 million, or 7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization methods for a portion of our customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Interest expense	$(115)	(116)	(1)	(1)%
Interest expense-affiliate	(13)	(20)	(7)	(35)%
Other income	1	—	1	100%
Total other income (expense)	$(127)	(136)	(9)	(7)%
Income tax expense	$156	139	17	12%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2014	2013		% Change
	(Dollars in millions)
Interest expense	$(347)	(336)	11	3%
Interest expense-affiliate	(38)	(48)	(10)	(21)%
Other income	1	1	—	—%
Total other income (expense)	$(384)	(383)	1	—%
Income tax expense	$478	460	18	4%
Interest Expense
Interest expense remained largely unchanged for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Interest expense increased by $11 million, or 3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a reduction in the amortization of debt premiums and due to a slightly higher average interest rate. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report and "Liquidity and Capital Resources" below for additional information about our debt.

Interest Expense-Affiliate
Affiliate interest expense decreased by $7 million, or 35%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $10 million, or 21%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Income Tax Expense
Income tax expense for the three months ended September 30, 2014, was $156 million, or an effective tax rate of 38.9%, compared to $139 million, or an effective tax rate of 38.9%, for the three months ended September 30, 2013. Income tax expense for the nine months ended September 30, 2014, was $478 million, or an effective tax rate of 38.8%, compared to $460 million, or an effective tax rate of 38.7%, for the nine months ended September 30, 2013.
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
At September 30, 2014, we had a working capital deficit of $0.6 billion, reflecting current liabilities of $2.9 billion and current assets of $2.3 billion, compared to a working capital deficit of $0.9 billion as of December 31, 2013. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.
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
Our capital expenditures continue to be focused on our strategic services, primarily our broadband services. In particular, we expect to continue to focus on (i) expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and (ii) software development. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Debt and Other Financing Arrangements
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors.
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
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $775 million was outstanding as of September 30, 2014. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. For the three months ended September 30, 2014, the weighted average interest rate was 6.677%. As of September 30, 2014 and December 31, 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of September 30, 2014, $17 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
QCII and CenturyLink are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. The accounting unfunded status or benefit obligations as of December 31, 2013 of CenturyLink's qualified and non-qualified defined benefit pension and post-retirement benefit plans were $1.055 billion and $3.153 billion, respectively. The accounting unfunded status or benefit obligations as of December 31, 2013 of QCII's qualified and non-qualified defined benefit pension plans was $179 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. For additional information about QCII's and CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2013, and see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
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
QCII's estimated annual long-term rate of return is 7.5% and 7.3%, respectively, for the pension plan trust assets and post-retirement plan assets, in each case based on assets currently held. However, actual returns could be substantially different.
For additional information, see “Risk Factors—Risks Affecting our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s and QCII’s qualified pensions plans could negatively impact CenturyLink’s and QCII’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part II of this report.
Connect America Fund
On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“CAF order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. We expect the FCC to adopt detailed rules relating to this transition in late 2014 or early 2015.
Although we anticipate that the FCC’s CAF rules will materially increase the federal support funding available to us, we also expect that to the extent we choose to accept these funds, we will incur significant incremental costs to provide the requisite broadband services. To the extent that we choose not to accept CAF funds in any state, we expect that those funds will be awarded at auction, and that our federal universal service support for that state will be ended, or significantly reduced.
For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part II of this report.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Historical Information
The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$2,008	2,032	(24)
Net cash used in investing activities	(1,366)	(1,075)	(291)
Net cash used in financing activities	(650)	(952)	(302)
Net cash provided by operating activities decreased by $24 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a negative variance in net income adjusted for non-cash items which was partially offset by positive variance in the change in affiliate obligations, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $291 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a larger change in the amount of funds advanced to our affiliates, which includes the proceeds from the September 29, 2014 debt issuance, which was partially offset by a decrease in payments for purchases of property, plant and equipment.

Net cash used in financing activities decreased by $302 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to net borrowings in 2014 versus net paydowns in 2013, which was impacted by not paying off the $600 million principal amount of our 7.50% Notes until October 1, 2014. The decrease was partially offset by an increase in the amount of dividends paid. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On September 29, 2014, we issued $500 million aggregate principal amount of 6.875% Notes due 2054, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $483 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, on or after October 1, 2019 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On October 1, 2014, we paid at maturity the $600 million principal amount of our 7.50% Notes, which is not reflected in the table above as it occurred subsequent to the nine months ended September 30, 2014.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30, 2014	From April 1, 2011 through December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$36	254	290
Extinguished (1)	—	187	187
Total	$36	441	477
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $53 million as of September 30, 2014 will reduce interest expense in future periods, unless otherwise extinguished.
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
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers, including "long-term evolution" or "LTE" technologies, and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
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
The above-described changes in our industry have placed a higher premium on technological, engineering, product development, marketing and provisioning skills. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Given the current competitive market for personnel with these skills; we cannot assure you that these recruitment efforts will be successful.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
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
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other operators to the extent we rely on such other operations to deliver services to our customers. Similar to other large telecommunications companies, we are a target of cyber attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Although CenturyLink maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configuration limitations;

•	software and hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.

Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

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
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends" included in Item 2 of Part I of this report.
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
As of September 30, 2014, approximately 50% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of September 30, 2014, approximately 58% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined.
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
Risks Relating to Legal and Regulatory Matters
Any adverse outcome in any material litigation of CenturyLink or QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
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
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Although we anticipate that the FCC’s CAF rules will materially increase the federal support funding available to us, we also expect that to the extent we choose to accept these funds, we will incur significant incremental costs to provide the requisite broadband services. We expect that we will be granted 120 days from the effective date of the FCC’s upcoming release of implementation rules (which we anticipate will be issued in late 2014 or early 2015) to declare whether we will accept or reject the specified CAF support, on a state-by-state basis. To the extent that we choose not to accept CAF funds in any state, we expect that those funds will be awarded at auction, and that our federal universal service support for that state will be ended, or significantly reduced.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In the past, the FCC adopted "net neutrality" regulations that we believe provided manageable operating guidelines to ensure an Open Internet. Because the FCC has recently proposed new regulations that could either afford greater flexibility or more regulations, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation to further address Open Internet issues that could hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2014, our consolidated long-term debt was approximately $8.0 billion (excluding our note payable-affiliate), which was included in CenturyLink's consolidated long-term debt of approximately $21.2 billion as of that date. Approximately $4.5 billion of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $1.4 billion of our debt securities, matures over the next 36 months ending September 30, 2017. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
The funded status of CenturyLink's and QCII's qualified pension plans are the difference between the value of the plans' assets and the benefit obligations. The accounting unfunded status of CenturyLink's qualified pension plans was $995 million, which includes the unfunded status of QCII's qualified pension plan of $159 million, as of December 31, 2013. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's and QCII's benefit obligations or a significant decrease in the value of the plans' assets. These adverse changes could require CenturyLink and QCII to contribute a material amount of cash to their pension plans or could accelerate the timing of required cash payments. The amounts contributed by us through QCII are not segregated or restricted and may be used to provide benefits to employees of QCII's other subsidiaries. Based on current laws and circumstances, QCII does not expect it will be required to make a contribution to its plans in 2014. CenturyLink does not expect to be required to make any additional contributions to the qualified pension plans during the remaining three months of 2014. The actual amount of required contributions to their plans in 2015 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's and QCII's liquidity by reducing their cash flows, which in turn could affect our liquidity.
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

i.
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

j.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

k.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

l.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2014.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)