Form 10-K
period 2014-12-31
QWEST CORP
filed 2015-02-27
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040
QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
6.5% Notes Due 2017	New York Stock Exchange
7.375% Notes Due 2051	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
6.875% Notes Due 2054	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On February 27, 2015, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.

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
PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, video and wireless services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of Part I of this Annual Report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Consolidated statements of operations summary data:
Operating revenues	$8,838	8,753	8,848
Operating expenses	6,726	6,675	6,943
Operating income	$2,112	2,078	1,905
Net income	$970	964	849

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2014	2013
	(Dollars in millions)
Consolidated balance sheets summary data:
Total assets	$22,457	23,218
Total long-term debt(1)	7,379	7,558
Total stockholder's equity	9,183	9,613
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate of $796 million) on our consolidated balance sheets. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2014	2013	2012
	(in thousands)
Operational metrics:
Total broadband subscribers(1)	3,528	3,429	3,318
Total access lines(1)	7,334	7,641	8,058
_____________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our broadband subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

Our methodology for counting access lines and broadband subscribers may not be comparable to those of other companies.
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
Operations
We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section "Products and Services". The following table provides a summary of our operating revenues by category:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Strategic services	$3,429	3,342	3,265
Legacy services	2,987	3,208	3,471
Affiliates and other services	2,422	2,203	2,112
Total operating revenues	$8,838	8,753	8,848
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

Products and Services
Our products and services include local, broadband, private line (including special access), network access, Ethernet, information technology ("IT"), video and other communications services. We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV through CenturyLink's strategic partnership), voice and Verizon Wireless (through CenturyLink's strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 7.3 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see "Business—Network Architecture" below.
Described below are our key products and services.
Strategic Services
Our customers use our "strategic" services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

•
Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines or fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private Line. A private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including some wireless backhaul;

•
Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers; and

•	Video. Our video services include primarily satellite digital television under CenturyLink's arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.
Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local Voice Service. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers;

•	ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

•	WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations; and

•
Switched Access Services. As part of our wholesale services, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

Affiliates and Other Services
We provide to our affiliates, telecommunications services that we also provide to external customers. In addition, we provide to our non-consolidated affiliates (referred to herein as affiliates), IT support and services, which includes computer system development and support services, network support and technical services. We also generate other operating revenues from Universal Service Fund ("USF") support and USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in the local service area of our wireline operations.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Impacting Our Business” in Item 1A of Part I and Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Sales and Marketing
We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our sales by offering a comprehensive bundle of services and deploying new technologies to further enhance customer loyalty.
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
Similarly, our approach to our business, governmental and wholesale customers includes a commitment to provide comprehensive communications solutions for small office, mid-sized and select enterprise business and governmental customers. We market our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties. For our wholesale customers, our approach includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2014, we maintained approximately 453 thousand miles of copper plant and approximately 86 thousand miles of fiber-optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. In addition, if the Federal Communications Commission requires higher minimum transmission speeds to qualify as "broadband service", we may determine that additional capital spending is necessary. Any such additional expenditures could adversely impact our results of operations and financial condition.

Similarly, we continue to take steps to simplify and modernize our network, which is comprised of our legacy network combined with the network of our indirect parent, CenturyLink, and its affiliates. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems. Like other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks.
For additional information regarding our systems, network, cyber risks and capital expenditure requirements see "Risk Factors" , generally, in Item 1A of Part I of this Annual Report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see Item 2 of Part I of this Annual Report.
Regulation
We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic and (iii) have traditionally established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many acquisitions and divestitures require approval by the FCC and some state commissions.
Historically, incumbent local exchange carriers ("ILECs") operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of Part I of this Annual Report.
Federal Regulation
General
We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for deploying broadband and maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.
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

In December 2012, the FCC initiated a special access proceeding and has requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. As part of its evaluations, the FCC is reviewing special access rates, terms and conditions. The ultimate impact of this proceeding on the Company is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly (i) considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic, and (ii) administrated the federal USF.
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue funding.
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved rural areas utilizing the Connect America Fund or "CAF". Once implemented, the CAF will substantially replace legacy USF funding previously utilized to provide support for voice service in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1 is a one-time broadband grant program while CAF Phase 2 is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. In January 2012, we joined more than two dozen parties in challenging certain aspects of the 2011 order by filing a separate appeal that was heard by the United States Tenth Circuit Court of Appeals in November 2013. The Tenth Circuit subsequently issued a decision in May 2014 that largely upheld the 2011 order. Multiple other parties have further appealed to the United States Supreme Court. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In December 2014, the FCC issued an order specifying the broadband build-out standards and term of the CAF Phase 2 program. To the extent we accept funding under the program, we will be required to deploy broadband service with download speeds of 10 megabits per second (Mbps) and upload speeds of 1 Mbps in unserved rural markets selected by the FCC. The initial CAF Phase 2 term will begin in 2015 and is expected to conclude in 2021. In early 2015, the FCC plans to finalize the allocation of CAF Phase 2 funding. We anticipate that the total amount of CAF Phase 2 funding offered to us will exceed $150 million annually. Once the CAF Phase 2 funding order is released, we will have 120 days to determine whether to accept the CAF Phase 2 funding on a state-by-state basis. If we do not accept the funding and its associated obligation to build in a state, the CAF Phase 2 funding for that state will be auctioned, perhaps as early as 2016. We, as well as other parties, can participate in the auction process.
In states where we accept the CAF Phase 2 funding, the annual distributions will begin in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost loop support we have historically received will continue until the CAF Phase 2 auctions are completed. Our acceptance of CAF Phase 2 support payments could significantly increase our capital expense requirements in order to provide the requisite broadband services to end users.
As of the date of filing of this Annual Report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. Regardless of our decision, we expect the CAF Phase 2 program will impact us financially.
For additional information about the potential financial impact of the CAF Phase 2 program, see Item 7 of Part II of this Annual Report.
We received approximately $135 million, $141 million and $145 million of revenues from federal and state universal service support programs for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts represented approximately 1.5% of our 2014 and 1.6% of our 2013 and 2012 total operating revenues.

Broadband Regulation
The FCC adopted new rules in early 2015 that would introduce regulations on certain aspects of broadband and internet services. We anticipate that any such rules would be reviewed by both the courts and Congress. At this time, we cannot estimate the impact such rules would have on our business.
The FCC recently announced a new broadband definition standard of 25 Mbps download speed and 3 Mbps of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings.
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. We are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for stand-alone, basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a number of states, we have gained pricing freedom for the majority of retail services, other than stand-alone basic consumer voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
Under state law, we are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets, (v) regulate transactions between ILECs and their affiliates and (vi) impose various other service standards.
Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. In addition, strict adherence to carrier-of-last-resort requirements may force us to construct facilities with a low likelihood of attractive economic return.
We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. The FCC's 2011 order preempted state regulatory commissions' jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Excluding the rate implications contemplated on a prospective basis by this FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenues subject to outstanding disputes. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery particularly from residential customers, is not assured.
Competition
General
Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry over the past couple of decades. As a result, we currently compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.
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

Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We anticipate this trend will continue, particularly as wireless services providers continue to improve their service offerings and our older legacy customers are replaced over time with younger customers who are less accustomed to using traditional wireline voice services. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
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
Strategic Services
With respect to providing our strategic services, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. Private line services also compete on network reach and reliability, while broadband services compete on bandwidth and quality of service.
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
Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among consumer customers, which comprise 62% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.
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
Employees
At December 31, 2014, we had approximately 23,000 employees, of which approximately 11,000 are members of either the Communications Workers of America or the International Brotherhood of Electrical Workers. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Over the past couple of years, we have reduced our workforce primarily due to (i) integration efforts from CenturyLink's indirect acquisition of us; (ii) increased competitive pressures; and (iii) the loss of access lines and related legacy revenues over the last several years.

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
Investors may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, you are encouraged to call the SEC at 1-800-SEC-0330. For all of our electronic filings, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.
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
Special Note Regarding Forward-Looking Statements and Related Matters
This Annual Report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements include, among others:

•	statements concerning the benefits that we expect will result from our operations, investments, transactions and other activities, such as increased revenues or decreased expenditures;

•
statements about our anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, capital allocation plans, investment results, financing alternatives and sources and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

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

•	our ability to effectively adjust to changes in the communications industry and changes in our markets, product mix and network;

•	our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	our continued access to credit markets on favorable terms;

•	our ability to collect our receivables from financially troubled customers;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	any adverse developments in legal or regulatory proceedings involving CenturyLink or QCII;

•
changes in our operating plans, corporate strategies, or other capital allocation plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, cash flows, or financial position, or other similar changes;

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

These and other uncertainties related to our business are described in greater detail in Item 1A of Part I of this Annual Report, which is subject to updating and supplementing by our subsequent SEC reports.
These factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional factors or risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Unless otherwise indicated, information contained in this Annual Report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed below in Item 1A of Part I of this Annual Report.
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or our industry, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Various developments over the past decade have caused us to continue to lose access lines and to experience increased competitive pressures, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) own larger or more diverse networks with greater transmission capacity or other advantages, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem our continuing access line losses and our legacy revenue declines. If this occurred, our ability to pay our debt and other obligations and to re-invest in the business would also be adversely affected.

Rapid technological changes could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the information technology services industry. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including "long-term evolution" or "LTE" technologies, especially if these wireless providers continue to increase the service's broadband speed and decrease its cost. To enhance the competitiveness of our broadband services, we may be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.
We may not be able to accurately predict technological trends or the success of newly-offered services. Further technological change could require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
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
Our legacy services and private line services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have in recent years experienced a decline in access lines, long distance revenues and network access revenues, which continue to place downward pressure on our revenues generated from legacy services and our consolidated cash flows.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, or an inability to act as quickly as smaller, more nimble start-up competitors. Similarly, our ability to grow through acquisitions could be limited by several factors, including our leverage, risk tolerances, and inability to identify attractively-priced target companies. For these reasons, we cannot assure you that our new product or service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from aging equipment or other accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other operations to deliver services to our customers. Similar to other large telecommunications companies, we are a target of cyber attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly determined, highly sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber attacks. Any such future security breaches or disruptions could materially adversely affect our business, especially in light of the growing frequency, scope and well documented sophistication of cyber attacks and intrusions.
Although CenturyLink maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configuration limitations;

•	software or hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.
Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

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

•	require us to notify customers, regulatory agencies or the public of data breaches;

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
Likewise, our ability to expand and update our systems and information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. As discussed further under “Business—Network Architecture” in Item 1 of Part I of this Annual Report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.
Our future results will suffer if we do not effectively adjust to changes in our business.
The above-described changes in our industry have placed a higher premium on technological, engineering, product development, marketing and provisioning skills. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Given the current competitive market for personnel with these skills, we cannot assure you that these recruitment efforts will be successful.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
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
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all.

Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Trends" included in Item 7 of Part II of this Annual Report.
We also rely on reseller and sales agency arrangements with our affiliates and other communications companies to provide some of the services that we sell to our customers, [including video services and wireless products and services.] As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. Similar to the risks described above regarding our reliance upon other carriers, we could be adversely affected if these communication companies fail to maintain competitive products or services, or fail to continue to make them available to us on attractive terms, or at all.
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	become bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contract arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.
Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading "Risk Factors—Risks Relating to Legal and Regulatory Matters." Pending changes in the federal Universal Service support program will likely change the way we recognize and report future funds received from federal USF as the FCC's CAF Phase 2 program is implemented. We also provide products or services to various federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of December 31, 2014, approximately 48% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of global factors may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
For additional information about our business and operations, see Item 1 of Part I of this Annual Report.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business—Regulation" and " Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 1 of Part I and Item 7 of Part II of this Annual Report.
Several judicial challenges to the 2011 order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including "network neutrality" proposals, as discussed further below. The FCC is also, among other things, considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Risks of higher costs. Regulations continue to create significant costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband deployment, handling of broadband traffic, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection or storage, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations. In addition, increased regulation of our suppliers could increase our costs.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC plans to vote on proposed new regulations that will regulate the Internet as a public utility. The Chairman of the FCC has proposed rules that would regulate internet services under Title II of the Communications Act. Although it is not clear which provision of Title II would be applied to internet services, it is clear that the level of regulation of those services would increase significantly if the Chairman's proposal is adopted by the full commission. If adopted as proposed, we anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. Regardless of the outcome of the FCC's proceedings, it is possible that the Congress or the FCC could take further action in the future to modify regulations affecting the provision of broadband internet services.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Any adverse outcome in any material litigation of CenturyLink or QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 14—Commitments and Contingencies in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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

Changes in any of the above-described laws or regulations may limit our ability to plan, and could subject us to further costs or constraints.
From time to time, the laws or regulations governing us or our customers, or the government's policy of enforcing those laws or regulations, have changed frequently and materially. The variability of these laws could hamper the ability of us and our customers to plan for the future or establish long-term strategies. Moreover, future changes in these laws or regulations could further increase our operating or compliance costs, or further restrict our operational flexibility, any of which could have a material adverse effect on our results of operations, competitive position, financial condition or prospects.
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of this Annual Report.
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2014, our consolidated long-term debt was approximately $7.4 billion (excluding our note payable-affiliate of $796 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.7 billion as of that date. Approximately $3.4 billion of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $827 million of our debt securities, matures over the next 36 months ending December 31, 2017. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting our ability to access the capital markets;

•	exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, acquisitions, strategic initiatives, dividends, or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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

We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report and Note 14—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014. For all the reasons mentioned above, we can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.
Certain of CenturyLink's and our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in CenturyLink's quarterly and annual reports filed with the SEC for additional information about CenturyLink's indebtedness.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our term loan and other debt instruments. If we are unable to satisfy the financial covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
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
As noted above in Item 7 of Part II of this Annual Report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that any such rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or if the FCC requires higher minimum transmission speeds to qualify as "broadband service", we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity.
A substantial amount of our employees participate in a qualified pension plan sponsored by CenturyLink (formerly QCII). On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Combined Pension Plan.
The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.4 billion as of December 31, 2014. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2015. The actual amount of required contributions to its plan in 2015 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink and we have a significant amount of indebtedness that it intends to refinance over the next several years, principally it expects through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's and our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.

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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of December 31, 2014, approximately 59% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2014	2013
Land	3%	3%
Fiber, conduit and other outside plant(1)	42%	40%
Central office and other network electronics(2)	30%	30%
Support assets(3)	22%	24%
Construction in progress(4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration.
As of December 31, 2014 and 2013, our net property, plant and equipment was approximately $7.2 billion for both fiscal years. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
The information contained under subheading "Legal Matters" in Note 15—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this Annual Report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable.
ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with and are qualified by reference to our consolidated financial statements and notes thereto in Item 8 of Part II and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
The comparability of the following selected financial data below is significantly impacted by CenturyLink's April 1, 2011 indirect acquisition of us and the resulting revaluation of our assets and liabilities. As a result of the acquisition, the following tables present certain selected financial data for two periods: predecessor and successor, which relate to the periods preceding the acquisition and the period succeeding the acquisition, respectively. The selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
Selected financial information from our consolidated statements of operations is as follows:

	Successor(1)				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Operating revenues	$8,838	8,753	8,848	6,635	2,268	9,271
Operating expenses	6,726	6,675	6,943	5,436	1,630	6,788
Operating income	$2,112	2,078	1,905	1,199	638	2,483
Income before income tax expense	$1,609	1,566	1,391	892	490	1,873
Net income	$970	964	849	543	299	1,082
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this Annual Report for a discussion of unusual items affecting the results for the successor years ended December 31, 2014, 2013 and 2012.

Selected financial information from our consolidated balance sheets is as follows:

	Successor				Predecessor
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(Dollars in millions)
Net property, plant and equipment	$7,201	7,208	7,231	7,506	10,160
Goodwill	9,354	9,354	9,354	9,354	—
Total assets	22,457	23,218	23,947	24,811	12,570
Total long-term debt(1)	7,379	7,558	7,625	8,325	8,012
Total stockholder's equity (deficit)	9,183	9,613	9,974	9,865	(831)
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate of $796 million) on our consolidated balance sheets. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Successor				Predecessor
	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,801	2,713	2,774	2,201	869	3,235
Net cash used in investing activities	(1,251)	(1,381)	(1,528)	(1,191)	(335)	(1,256)
Net cash used in financing activities	(1,558)	(1,326)	(1,241)	(1,208)	(525)	(2,801)
Payments for property, plant and equipment and capitalized software	(1,165)	(1,264)	(1,266)	(1,036)	(341)	(1,240)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2014	2013	2012
	(in thousands)
Operational metrics:
Total broadband subscribers(1)	3,528	3,429	3,318
Total access lines(1)	7,334	7,641	8,058
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our broadband subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report. Certain statements in this Annual Report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1of Part I of this Annual Report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this Annual Report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, video and wireless services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
For the reasons noted in Note 9—Products and Services to our consolidated financial statements in Item 8 of Part II of this Annual Report, we believe we have one reportable segment. We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet, our commissions on satellite video services and Verizon Wireless services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amount that we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At December 31, 2014, we operated approximately 7.3 million access lines and served approximately 3.5 million broadband subscribers. Our methodology for counting broadband subscribers and access lines, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 39%, 38% and 37% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Although we are experiencing price compression due to competition, we expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing our broadband's scope and connection speeds is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part I of this Annual Report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireline and wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remain uncertain;

•
Legacy services. Revenues from our legacy services represented 34%, 37% and 39% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

•
Pension and post-retirement benefits expenses. Our controlling parent companies, CenturyLink and QCII, are required to recognize in their consolidated financial statements certain income and expenses relating to their pension and post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including among other things, discount rates and expected rates of return on plan assets that are generally reset at December 31 of each year. Changes in CenturyLink's and QCII's assumptions can cause significant changes in the net periodic pension and post-retirement benefits income and expenses we recognize. CenturyLink and QCII allocate the income and expenses of these plans to us and certain of their other affiliates. The allocation of income and expenses to us is based upon the demographics of our employees and retirees. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Combined Pension Plan; and

•
Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part I of this Annual Report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Operating revenues	$8,838	8,753	8,848
Operating expenses	6,726	6,675	6,943
Operating income	2,112	2,078	1,905
Other expense, net	503	512	514
Income tax expense	639	602	542
Net income	$970	964	849
The following table presents certain of our selected operational metrics:

	As of December 31,
	2014	2013	2012
	(in thousands)
Operational metrics:
Total broadband subscribers(1)	3,528	3,429	3,318
Total access lines(1)	7,334	7,641	8,058
Total employees	23.0	22.8	22.7
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our broadband subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under the following revenue categorization:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$3,429	3,342	87	3%
Legacy services	2,987	3,208	(221)	(7)%
Affiliates and other services	2,422	2,203	219	10%
Total operating revenues	$8,838	8,753	85	1%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$3,342	3,265	77	2%
Legacy services	3,208	3,471	(263)	(8)%
Affiliates and other services	2,203	2,112	91	4%
Total operating revenues	$8,753	8,848	(95)	(1)%

Strategic Services
Strategic services revenues increased by $87 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and increased by $77 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in strategic services revenues for both periods was principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services and price increases for various services. These increases were substantially offset by volume decreases in our special access services.
Legacy Services
Legacy services revenues decreased by $221 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and decreased by $263 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decline in legacy services revenues for both periods was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $219 million, or 10%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and increased by $91 million, or 4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in affiliates and other services revenues for both periods was primarily due to increases in volume and in the rates we charge for our support services we provided to affiliates.
Due to potential differences in the accounting treatment, our future federal USF support revenues could be materially impacted whether we elect to receive or reject any specific opportunities to construct additional broadband service plant in unserved portions of our service areas under Phase 2 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,879	2,790	89	3%
Selling, general and administrative	1,086	1,062	24	2%
Operating expenses-affiliates	756	695	61	9%
Depreciation and amortization	2,005	2,128	(123)	(6)%
Total operating expenses	$6,726	6,675	51	1%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,790	2,868	(78)	(3)%
Selling, general and administrative	1,062	1,166	(104)	(9)%
Operating expenses-affiliates	695	619	76	12%
Depreciation and amortization	2,128	2,290	(162)	(7)%
Total operating expenses	$6,675	6,943	(268)	(4)%

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); payments of universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); litigation expenses associated with our operations; and other expenses directly related to our operations.
Cost of services and products (exclusive of depreciation and amortization) increased by $89 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in network expense and allocated corporate costs from affiliates. The increase was offset partially by a decrease in employee-related expenses. Costs of services and products (exclusive of depreciation and amortization) decreased by $78 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in active and retiree benefits costs related to lower pension benefits expense and lower active and retiree healthcare benefits as a result of better than expected returns on plan assets and from favorable changes to discount rates, due to a reduction in severance expenses and due to lower access expense. These decreases were offset partially by increases in professional fees, network expenses, and real estate and power costs.
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
Selling, general and administrative expenses increased by $24 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in employee-related expenses and an impairment charge related to an office building, which was sold in the fourth quarter of 2014. These increases were partially offset by decreases in marketing and advertising expenses and lower property and other operating taxes. Selling, general and administrative expenses decreased by $104 million, or 9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in active and retiree benefit costs, as further described above in costs of services and products, due to a reduction in severance expenses, decreases in bad debt expenses and property and other operating taxes. Higher external commissions partially offset these decreases.
CenturyLink and QCII allocated the expense and income of their pension and post-retirement benefit plans to us based upon demographics of our employees compared to all the remaining participants. The expense and income are a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses. In 2014, we recorded combined net periodic benefit expense of $30 million for the qualified pension and post-retirement benefit plans; however, we recorded combined net periodic benefit income of $88 million and $11 million in 2013 and 2012, respectively. The 2014 net periodic benefit income of $28 million was more than offset by the $58 million of expense associated with the lump sum payments noted above under "Cost of Services and Products (exclusive of depreciation and amortization)." We expect to record combined net periodic income of approximately $40 million in 2015. For additional information on our pension and post-retirement benefit plans, see Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Non-recurring Operating Expenses Related to CenturyLink's Acquisition
We have incurred certain non-recurring operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Acquisition-related expenses	$13	24	39

The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates increased by $61 million, or 9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and increased by $76 million, or 12%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in operating expenses-affiliates for both periods was primarily due to increases in the rates we are charged for support services and higher levels of services provided to us by affiliates.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Depreciation	$1,048	1,099	(51)	(5)%
Amortization	957	1,029	(72)	(7)%
Total depreciation and amortization	$2,005	2,128	(123)	(6)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Depreciation	$1,099	1,175	(76)	(6)%
Amortization	1,029	1,115	(86)	(8)%
Total depreciation and amortization	$2,128	2,290	(162)	(7)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. Depreciation expense decreased by $51 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The 2014 depreciation expense was lower than the respective prior period depreciation expense due to our plant aging and becoming fully depreciated or retired which was partially offset by new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which resulted in increased 2014 annual depreciation expense. Depreciation expense decreased by $76 million, or 6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease in depreciation expense is primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the addition of new plant.
Amortization expense decreased by $72 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and decreased by $86 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(464)	(450)	14	3%
Interest expense-affiliates	(40)	(64)	(24)	(38)%
Other income	1	2	(1)	(50)%
Total other expense, net	$(503)	(512)	(9)	(2)%
Income tax expense	$639	602	37	6%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(450)	(443)	7	2%
Interest expense-affiliates	(64)	(24)	40	167%
Net loss on early retirement of debt	—	(47)	(47)	nm
Other income	2	—	2	nm
Total other expense, net	$(512)	(514)	(2)	—%
Income tax expense	$602	542	60	11%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $14 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a reduction in the amortization of debt premiums and to a slightly higher average interest rate. Interest expense increased by $7 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a reduction in the amortization of debt premiums partially offset by slightly lower average debt outstanding. See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliates, Net
Affiliate interest expense decreased by $24 million, or 38%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an accounting adjustment. Affiliate interest expense increased by $40 million, or 167%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in our note payable-affiliate.
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

Income Tax Expense
Income tax expense for the year ended December 31, 2014, was $639 million, or an effective tax rate of 39.7%, compared to $602 million, or an effective tax rate of 38.4%, for the year ended December 31, 2013. The increase in the 2014 effective tax rate is primarily due to a change in the deferred state rate due to changes in apportionment and statutory rate changes and a change in the uncertain tax position as a result of audit settlements. Income tax expense for the year ended December 31, 2012 was $542 million, or an effective tax rate of 39.0%. The decrease in the 2013 effective tax rate is primarily due to a decrease in the state deferred rate.
For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) affiliates transactions; and (v) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.
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
We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our annual assessment date for testing goodwill impairment is October 31. The impairment assessment is done at the reporting unit level; in reviewing the criteria for reporting units when assigning the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reporting unit.
As of October 31, 2014, we performed our annual impairment assessment and concluded that our goodwill was not impaired and the estimated fair value of our equity is substantially in excess of our carrying value of equity as of that date.
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

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2015 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in our legal affairs or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting unit. For additional information, see "Risk Factors" in Item 1A of Part I of this Annual Report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2015.
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
Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. We depreciate such property on the straight-line method over estimated service lives ranging from 4 to 45 years.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $150 million annually or increased depreciation expense by approximately $200 million annually, respectively.
Pension and Post-retirement Benefits
A substantial amount of our employees participate in the CenturyLink and QCII pension and post-retirement benefit plans. CenturyLink and QCII allocate the income and expense relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits to us. Any amounts contributed by us through CenturyLink and QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to employees of other CenturyLink affiliates. The allocation of income and expense to us is based upon demographics of our employees and retirees compared to all the remaining participants.
In computing the periodic pension and post-retirement benefits income and expense, the most significant assumptions CenturyLink and QCII make are the discount rate and the expected rate of return on plan assets. Changes in either of these assumptions could significantly impact our general, administrative and other operating expenses. For further discussion of the qualified pension, non-qualified pension and post-retirement benefit plans and the critical accounting estimates, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014.
Affiliate Transactions
We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. Regulatory rules require certain expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

Because of the significance of the services we provide to our affiliates and our other affiliates transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 10—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
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
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
Liquidity and Capital Resources
Overview
We are an indirectly wholly-owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to our stockholder, Qwest Service Corporation ("QSC"), in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.
As of December 31, 2014, we had a working capital deficit of $0.5 billion, reflecting current liabilities of $2.3 billion and current assets of $1.8 billion, compared to a working capital deficit of $0.9 billion as of December 31, 2013. The increase in our working capital position is primarily due to a decrease in the current maturities of long-term debt of $520 million. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on the type and volume of services we provide, approximately 40% to 43% of CenturyLink's annual consolidated capital expenditures have been attributed over the last couple of years to us in our operations. For more information on CenturyLink's total capital expenditures, please see its annual reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services primarily our broadband services, fiber to the tower and software development. For more information on capital spending, see Items 1 and 1A of Part I of this Annual Report.
Debt and Other Financing Arrangements
CenturyLink has a revolving credit facility (the "Credit Facility") maturing December 2019 that allows CenturyLink to borrow up to $2 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of December 31, 2014, CenturyLink had approximately $1.3 billion and $36 million available for future use under the Credit Facility and the separate letter of credit arrangement, respectively.
Under the Credit Facility, CenturyLink and we, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires CenturyLink to secure equally and ratably any advances under the Credit Facility if they pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report or in Item 8 of CenturyLink's Annual Report on Form 10-K, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
As of December 31, 2014, our long-term debt (including current maturities and excluding note payable to affiliate discussed in "Revolving Promissory Note") totaled $7.379 billion, compared to $7.558 billion outstanding as of December 31, 2013.
Approximately $92 million of our 7.625% senior notes will mature on June 15, 2015.
On February 20, 2015, we entered into a new credit agreement with several lenders that allows us to borrow up to $100 million under a term loan. Under this new credit agreement, we borrowed $100 million under a ten-year term note that expires on February 20, 2025.
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors. For further information on our debt maturities, see below "Future Contractual Obligations."
We believe we were in compliance with all provisions and covenants of our debt agreements as of December 31, 2014. See Note 3—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information about our long-term debt.
As of the date of this Annual Report, the credit ratings for our senior unsecured debt were as follows:

Agency	QC
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-

Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink's and our access to debt capital or further raise CenturyLink's and our borrowing costs. Any such downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink's borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this Annual Report.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion in aggregate principal amount through June 30, 2022, of which $796 million was outstanding as of December 31, 2014. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of December 31, 2014, the weighted average interest rate was 6.657%. As of December 31, 2014 and 2013, this revolving promissory note is reflected on our consolidated balance sheets under "Note payable-affiliate". As of December 31, 2014, $9 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 13—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations (1)	$117	237	500	—	—	6,489	7,343
Interest on long-term debt and capital leases(2)	508	491	465	452	452	9,865	12,233
Note payable-affiliate	796	—	—	—	—	—	796
Interest on note payable-affiliate	9	—	—	—	—	—	9
Operating leases	56	50	44	38	27	36	251
Purchase commitments(3)	50	43	29	10	6	1	139
Non-qualified pension obligations(4)	3	2	2	2	1	5	15
Other	2	1	2	2	1	13	21
Total future contractual obligations(5)	$1,541	824	1,042	504	487	16,409	20,807
_______________________________________________________________________________

(1)	Long-term debt, including current maturities and capital lease obligation (excluding unamortized premiums, discounts and other, net and excluding note payable-affiliate).

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

(3)
We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above, we estimated payments for these service contracts based on estimates of the level of services we expect to receive.

(4)	Reflects only the portion of total obligation that is contractual in nature. See Note 5 below.

(5)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2014. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees allocated to us by CenturyLink. Benefits paid by CenturyLink’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as CenturyLink is not able to reliably estimate required contributions to the trust. CenturyLink's cash funding projections are discussed further below;

•
affiliate post-retirement benefits payable to certain eligible current and future retirees. Not all of CenturyLink’s post-retirement benefit obligation amount is a contractual obligation and are not contractual obligations of ours and therefore are not reported in the table. See additional information on CenturyLink’s benefits plans in Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2014;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase other goods and services. Assuming we terminate these contracts in 2015, termination fees for these contracts to purchase goods and services would be approximately $111 million. In the normal course of business, we do not believe payment of these fees is likely; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
Pension and Post-retirement Benefit Obligations
CenturyLink and QCII are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. As of December 31, 2014, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and post-retirement benefit plans were $2.5 billion and $3.5 billion, respectively. As of December 31, 2014, the accounting unfunded status of QCII's non-qualified defined benefit pension plan was $21 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report and Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.
A substantial portion of our active and retired employees participate in the CenturyLink Combined Pension Plan, a qualified defined pension plan and the CenturyLink post-retirement benefit plans. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates.
Benefits paid by CenturyLink's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and changes in funding laws and regulations. CenturyLink was not required and did not make contributions to the trust in 2013 or 2014 and CenturyLink currently does not expect to make a contribution to the trust in 2015.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2014, the fair value of these trust assets was approximately $353 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately two years. Thereafter, covered benefits will be paid either directly by CenturyLink or from these trusts as the remaining assets become liquid. This projected two year period could be shorter or longer depending on changes in projected healthcare costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
CenturyLink's estimated annual long-term rate of return is 7.5% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this Annual Report.

Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order specifying the amount of funds to be offered under Phase 2 of the CAF program to price cap carriers, on a state by state basis, for the construction of high-speed broadband services to underserved areas. Under this order, we will have during 2015 a 120-day period in which to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved portions of our service areas. To the extent that we choose not to accept these opportunities and related CAF Phase 2 funds for any state under our right of first refusal, we expect that those opportunities and funds would be awarded at auction in 2016. We currently expect that we, as well as other communications companies, would be able to participate in these various state auctions in 2016.
The effects on us of accepting or rejecting CAF Phase 2 funding are both highly uncertain over the long term. In states where we accept the CAF Phase 2 funding, the annual distributions will begin in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost loop support we have historically received will continue until the CAF Phase 2 auctions are completed. If we elect in 2015 to receive all CAF Phase 2 funding available to us under the FCC’s December 2014 order, we project, based on certain assumptions, that we would receive support payments from the FCC of approximately $150 million per year for six years, which is approximately $86 million greater than the federal Universal Service Fund high-cost loop support subsidies the CAF Phase 2 opportunities would replace. However, we would likely be required to increase our planned capital expenditures in the unserved areas by over $150 million per year. Conversely, if we elect in 2015 to forego all available CAF Phase 2 funding, we will continue to receive approximately $64 million in federal USF high-cost loop support subsidies in 2015, but the program’s impact on us beyond 2015 would depend on the extent to which we would participate and prevail in the various auctions expected to be held in 2016. If we ultimately receive no CAF Phase 2 funding (either through elections not to participate in the program or failures to prevail at the 2016 auctions), we anticipate forfeiting beginning in 2016 approximately $64 million of USF high-cost loop support funds, which would materially adversely impact our cash flows.
Historically, we have recognized the full amount of our annual federal USF high-cost loop support as revenue in the year received. We are still in the process of determining how to recognize funds that may be received under CAF Phase 2, but because of differences inherent in the CAF Phase 2 process we will likely defer the recognition of CAF Phase 2 funding until specific CAF Phase 2 deployment projects are completed. This potential difference in accounting treatment could materially reduce our revenue beginning at the date we formally elect to receive any CAF Phase 2 funds. Although we anticipate that following the deployment of broadband in CAF Phase 2 markets, we will benefit from incremental broadband subscribers and funding in previously unserved rural markets, the funding will be delayed until we can complete constructing new network and obtain new customers in those areas.
As of the date of filing of this Annual Report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. We continue to evaluate our options with respect to the opportunities afforded to us under the FCC’s CAF Phase 2 program, including assessing whether our projected return on capital warrants pursuing these opportunities in our various markets. Although we cannot determine at this point the ultimate impact of the implementation of the FCC’s CAF Phase 2 program on us, it could have a material impact on our revenues, expenses and cash flows.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of broadband services in rural areas. The recently issued CAF Phase 2 program overlaps certain eligible areas of the second round funding, and, at this stage, CenturyLink is unable to determine how much of the $40 million in funding will be utilized or whether the funding will be returned to the FCC. The $15 million of CAF Phase 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of December 31, 2014.
For additional information, see "Business—Regulation" in Item 1 of Part I of this Annual Report.

Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$2,801	2,713	88
Net cash used in investing activities	(1,251)	(1,381)	(130)
Net cash used in financing activities	(1,558)	(1,326)	232

	Years Ended December 31,		Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$2,713	2,774	(61)
Net cash used in investing activities	(1,381)	(1,528)	(147)
Net cash used in financing activities	(1,326)	(1,241)	85
Net cash provided by operating activities increased by $88 million in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a positive change in affiliate obligations, net partially offset by less net income adjusted for noncash items. Net cash provided by operating activities decreased by $61 million in the year ended December 31, 2013 compared to the year December 31, 2012 primarily due to changes in other noncurrent assets and liabilities and affiliates obligations, net, which were partially offset by increases in earnings and changes in current assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $130 million in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a decrease in payments for property, plant and equipment and capitalized software. Net cash used in investing activities decreased by $147 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in the amount of funds advanced to our affiliate and a decrease in the proceeds received from the sale of property.
Net cash used in financing activities increased by $232 million in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in the amount of net paydown of long-term debt along with an increase in dividend payments. Net cash used in financing activities increased by $85 million in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in dividend payments and a decrease in the amount of funds borrowed from an affiliate under the revolving promissory note, which were partially offset by a decrease of payments on debt. For additional information regarding our financing activities, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report.
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
In 2012 and early 2013, CenturyLink, our ultimate parent, has accepted approximately $35 million from Round 1 of Phase 1 of the FCC's CAF established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. Of the $35 million, we received approximately $30 million and intend to use the funds to deploy broadband service for up to 39,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico and Washington. In 2013, the FCC announced another round of CAF funding and CenturyLink initially agreed to accept approximately $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92,000 rural homes and business in unserved high-cost areas. Of the $54 million, we would have received approximately $23 million to bring broadband services to more than 38,000 rural homes and businesses in unserved high-cost areas. Due to challenges from other competing telecommunications carriers on the unserved rural areas, the final amount offered to CenturyLink by the FCC, which CenturyLink accepted and received in late 2013, was approximately $40 million. Of the $40 million, we received approximately $15 million in December 2013, that was attributable to our service areas.

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
Through December 31, 2014, we have paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,		From April 1, 2011 through December 31, 2012	Total Since Acquisition
	2014	2013
	(Dollars in millions)
Amortized	$42	53	201	296
Extinguished(1)	—	—	187	187
Total	$42	53	388	483
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $47 million as of December 31, 2014, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2014.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2014, we had approximately $7.3 billion (excluding capital lease and other obligations) of long-term debt outstanding, which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2014, we had approximately $796 million in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2014.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report, or in the Future Contractual Obligations table included in this Item 7 of Part II above or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this Annual Report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
Qwest Corporation:
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and stockholder's equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Shreveport, Louisiana
February 27, 2015

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$6,676	6,818	7,031
Operating revenues-affiliates	2,162	1,935	1,817
Total operating revenues	8,838	8,753	8,848
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,879	2,790	2,868
Selling, general and administrative	1,086	1,062	1,166
Operating expenses-affiliates	756	695	619
Depreciation and amortization	2,005	2,128	2,290
Total operating expenses	6,726	6,675	6,943
OPERATING INCOME	2,112	2,078	1,905
OTHER (EXPENSE) INCOME
Interest expense	(464)	(450)	(443)
Interest expense-affiliates, net	(40)	(64)	(24)
Net loss on early retirement of debt	—	—	(47)
Other income	1	2	—
Total other (expense) income	(503)	(512)	(514)
INCOME BEFORE INCOME TAX EXPENSE	1,609	1,566	1,391
Income tax expense	639	602	542
NET INCOME	$970	964	849
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	14
Accounts receivable, less allowance of $38 and $43	740	738
Advances to affiliates	812	712
Deferred income taxes, net	163	161
Other	125	126
Total current assets	1,846	1,751
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,157	10,193
Accumulated depreciation	(3,956)	(2,985)
Net property, plant and equipment	7,201	7,208
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, net	3,039	3,687
Other intangible assets, net	808	1,008
Other, net	209	210
Total goodwill and other assets	13,410	14,259
TOTAL ASSETS	$22,457	23,218
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$117	637
Accounts payable	464	440
Note payable-affiliate	796	754
Accrued expenses and other liabilities
Salaries and benefits	220	217
Income and other taxes	197	206
Other	140	126
Advance billings and customer deposits	327	320
Total current liabilities	2,261	2,700
LONG-TERM DEBT	7,262	6,921
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	153	161
Deferred income taxes, net	2,247	2,473
Affiliates obligations, net	1,271	1,263
Other	80	87
Total deferred credits and other liabilities	3,751	3,984
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock-one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(867)	(437)
Total stockholder's equity	9,183	9,613
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,457	23,218
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$970	964	849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,005	2,128	2,290
Deferred income taxes	(228)	(152)	(201)
Provision for uncollectible accounts	64	65	74
Net long-term debt premium amortization	(39)	(52)	(65)
Accrued interest on affiliate note	42	—	—
Net loss on early retirement of debt	—	—	47
Impairment of asset	17	—	—
Changes in current assets and liabilities:
Accounts receivable	(66)	(94)	(76)
Accounts payable	(9)	(1)	(58)
Accrued income and other taxes	(9)	(9)	(9)
Other current assets and liabilities, net	34	34	(17)
Other current assets and liabilities-affiliates	9	—	—
Changes in other noncurrent assets and liabilities, net	1	—	61
Changes in affiliate obligations, net	8	(179)	(130)
Other, net	2	9	9
Net cash provided by operating activities	2,801	2,713	2,774
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,165)	(1,264)	(1,266)
Changes in advances to affiliates	(100)	(119)	(395)
Proceeds from sale of property	14	2	133
Net cash used in investing activities	(1,251)	(1,381)	(1,528)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	483	752	896
Payments of long-term debt	(641)	(806)	(1,430)
Early retirement of debt costs	—	—	(178)
Dividends paid to Qwest Services Corporation	(1,400)	(1,325)	(1,150)
Changes in note payable-affiliate	—	53	701
Changes in advances from affiliates	—	—	(80)
Net cash used in financing activities	(1,558)	(1,326)	(1,241)
Net (decrease) increase in cash and cash equivalents	(8)	6	5
Cash and cash equivalents at beginning of period	14	8	3
Cash and cash equivalents at end of period	$6	14	8
Supplemental cash flow information:
Income taxes paid, net	$(861)	(750)	(607)
Interest paid (net of capitalized interest of $17, $17 and $18)	$(505)	(513)	(513)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	9,950
Tax benefit of pension deduction	—	—	100
Balance at end of period	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(437)	(76)	(85)
Net income	970	964	849
Dividends declared to Qwest Services Corporation	(1,400)	(1,325)	(840)
Balance at end of period	(867)	(437)	(76)
TOTAL STOCKHOLDER'S EQUITY	$9,183	9,613	9,974
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
On April 1, 2011, our indirect parent QCII became a wholly-owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.
Changes in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in an increase in depreciation expense of approximately $20 million for the year ended December 31, 2014. This increase in depreciation expense, net of tax, reduced consolidated net income by approximately $12 million for the year ended December 31, 2014.
Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, rates used for affiliate cost allocations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 15—Commitments and Contingencies for additional information.
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
We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination.
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
We recognize intercompany charges at the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates. Regulatory rules require certain revenues and expenses to be recorded at market price or fully distributed cost. Our compliance with regulations is subject to review by regulators. Adjustments to intercompany charges that result from these reviews are recorded in the period they become known.

CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, an affiliate provides lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is transferred on a daily basis to CenturyLink and most affiliate transactions are deemed to be settled at the time the transactions are recorded in our accounting records, with the resulting net balance at the end of each period reflected as advances to affiliates on the accompanying consolidated balance sheets. From time to time we declare and pay dividends to our parent, QSC, which are settled through the advances to affiliates, which has the net effect of reducing the amount of these advances. Dividends declared are reflected on our consolidated statements of stockholder's equity and the consolidated statements of cash flows reflects the changes in advances to affiliates as investing activities and changes in advances from affiliates as financing activities. Interest is assessed on the advances to/from affiliates on either the three-month U.S T-bill rate (for advances to affiliates) or CenturyLink’s weighted average borrowing rate (for advances from affiliates).
The affiliates obligations, net in noncurrent liabilities on the consolidated balance sheets represents the cumulative allocation of expense associated with CenturyLink’s pension plans and post-retirement benefits plans. Changes in the affiliates obligations, net are reflected in operating activities on our consolidated statements of cash flows.
In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values.
USF, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including Universal Service Fund ("USF") charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products.
In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $83 million, $88 million and $90 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Legal Costs
In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.
Income Taxes
Our results are included in the CenturyLink consolidated federal income tax return and certain combined state income tax returns. CenturyLink allocates income tax expense to us based upon a separate return allocation method which results in income tax expense that approximates the expense that would result if we were a stand-alone entity. Our reported deferred tax assets and liabilities, as discussed below and in Note 11—Income Taxes, are primarily determined as a result of the application of the separate return allocation method and therefore the settlement of these amounts is dependent upon our parent, CenturyLink, rather than tax authorities. Our current expectation is that the vast majority of deferred tax assets and liabilities will be settled through our general intercompany obligation based upon the current CenturyLink policy. CenturyLink has the right to change their policy regarding settlement of these assets and liabilities at any time.
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

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 11—Income Taxes for additional information.
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
Property, Plant and Equipment
Purchased and constructed property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments anticipate the loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers leave the network. However, the asset is not retired until all customers no longer utilize the asset.
We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

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
Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.
We assess customer relationships for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount is not recoverable and exceeds its fair value. Recoverability of our customer relationships is measured by comparing the carrying amount to the estimated undiscounted future net cash flows expected to be generated by them. If the customer relationship's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount exceeds its fair value. We determine fair values by using the discounted cash flows method.
We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. The impairment assessment is at the reporting unit level, and in reviewing the criteria for reporting units when assigning the goodwill resulting from CenturyLink's indirect acquisition of us, we have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.
During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31, 2013 and concluded that our goodwill was not impaired as of that date.
Pension and Post-Retirement Benefits
A substantial portion of our employees participate in the CenturyLink Combined Pension Plan. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan. QCII maintains a non-qualified pension plan for certain of our eligible highly compensated employees. In addition, certain employees may become eligible to participate in CenturyLink's post-retirement health care and life insurance benefit plans. CenturyLink and QCII allocate income and expenses relating to pension, non-qualified pension, and post-retirement health care and life insurance benefits to us and their other affiliates. The amounts contributed by us through CenturyLink and QCII are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of CenturyLink and QCII's affiliates. The allocation of expense to us is based upon the demographics of our employees and retirees compared to all the remaining participants.
For further information on qualified pension, non-qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014.

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

(2)	Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2014	2013
	(Dollars in millions)
Goodwill	$9,354	9,354
Customer relationships, less accumulated amortization of $2,660 and $2,012	3,039	3,687
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,247 and $994	808	1,008
As of December 31, 2014, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.108 billion.
Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Amortization expense for intangible assets	$957	1,029	1,115
We estimate that total amortization expense for intangible assets for the years ending December 31, 2015 through 2019 will be as follows:

(Dollars in millions)
Year ending December 31,
2015	$808
2016	740
2017	669
2018	589
2019	503
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.

Our goodwill impairment assessment is done at the reporting unit level; in reviewing the criteria for reporting units when assigning the goodwill resulting from our acquisition by CenturyLink, we have determined that we are one reporting unit. We are required to assess goodwill recorded in business combinations for impairment at least annually, or more frequently such as when events or circumstances indicate there may be impairment. Our annual goodwill impairment assessment date is October 31. We are required to write-down the value of goodwill when our assessment determines the recorded amount of goodwill exceeds the fair value.
We compare our estimated fair value of equity to our carrying value of equity. If the estimated fair value of our equity is greater than the carrying value of our equity, we conclude that no impairment exists. If the estimated fair value of our equity is less than our carrying value of our equity, a second calculation is required in which the implied fair value of goodwill is compared to our carrying value of goodwill. If the implied fair value of goodwill is less than our carrying value of goodwill, goodwill must be written down to the implied fair value.
At October 31, 2014, we estimated the fair value of our equity by considering both a market approach method and a discounted cash flow method, which resulted in a Level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows beyond the cash flows from the discrete projection period. We discounted the estimated cash flows using a rate that represents our estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.9% and a cost of equity of 8.2%). Based on our assessment performed with respect to our reporting unit described above, we concluded that our goodwill was not impaired.

(3)	Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2014	2013
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2015 - 2054	$7,311	7,411
Capital lease and other obligations	Various	Various	32	72
Unamortized premiums, net			36	75
Total long-term debt			7,379	7,558
Less current maturities			(117)	(637)
Long-term debt, excluding current maturities			$7,262	6,921
Note payable-affiliate	6.657%	2022	$796	754
New Issuances
2014
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
2013
On May 23, 2013, we issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
2014
On October 1, 2014, we paid at maturity the $600 million principal amount of our 7.50% Notes.

2013
On June 17, 2013, we paid at maturity the $750 million principal amount of our floating rate Notes.
Aggregate Maturities of Long-Term Debt
Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other and excluding note payable-affiliate):

(Dollars in millions)(1)
2015	$117
2016	237
2017	500
2018	—
2019	—
2020 and thereafter	6,489
Total long-term debt	$7,343
_______________________________________________________________________________
(1) Actual principal paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $796 million was outstanding as of December 31, 2014. As of December 31, 2014, the weighted average interest rate was 6.657%. As of December 31, 2014 and 2013, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”. As of December 31, 2014, $9 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued and unpaid interest is capitalized to the unpaid principal balance on April 1 and November 1 of each year.
Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest expense:
Gross interest expense	$481	467	461
Capitalized interest	(17)	(17)	(18)
Total interest expense	$464	450	443
Interest expense-affiliates, net	$40	64	24
Covenants
The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions.
Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures do not contain any financial covenants, but do include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, transfer or lease all or substantially all of our assets to any other party.
As of December 31, 2014, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Event
On February 20, 2015, we entered into a new credit agreement with several lenders that allows us to borrow up to $100 million under a term loan. Under this new agreement, we borrowed $100 million under a ten-year term note that expires on February 20, 2025.

(4)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2014	2013
	(Dollars in millions)
Trade and purchased receivables	$649	697
Earned and unbilled receivables	120	73
Other	9	11
Total accounts receivable	778	781
Less: allowance for doubtful accounts	(38)	(43)
Accounts receivable, less allowance	$740	738
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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2014	$43	64	(69)	38
2013	$46	65	(68)	43
2012	$42	74	(70)	46

(5)	Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2014	2013
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$350	356
Fiber, conduit and other outside plant(1)	15-45 years	4,640	4,033
Central office and other network electronics(2)	4-10 years	3,362	3,026
Support assets(3)	5-30 years	2,496	2,470
Construction in progress(4)	N/A	309	308
Gross property, plant and equipment		11,157	10,193
Accumulated depreciation		(3,956)	(2,985)
Net property, plant and equipment		$7,201	7,208
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $1.048 billion, $1.099 billion and $1.175 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
On April 2, 2012, we sold an office building for net proceeds of $133 million. As part of the transaction, we agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building which closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2014.

(6)	Severance
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures, cost reduction initiatives and reduced workload demands due to the loss of customers purchasing certain legacy services.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2012	$7
Accrued to expense	10
Payments, net	(12)
Balance at December 31, 2013	$5
Accrued to expense	44
Payments, net	(39)
Balance at December 31, 2014	$10

(7)	Employee Benefits
Pension and Post-Retirement Benefits
We are required to disclose the amount of our contributions to CenturyLink and QCII relative to the CenturyLink qualified pension plans and post-retirement benefit plans and the QCII non-qualified pension plan. QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, the QCII qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Combined Pension Plan. QCII was not required and did not make contributions to the pension plan trust in 2014. Based on current laws and circumstances, (i) CenturyLink will not be required to make a cash contribution to this plan in 2015 and (ii) CenturyLink does not expect it will be required to make a contribution in 2016. The amount of required contributions to the plan in 2016 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. No contributions were made to the post-retirement occupational health care trust in 2014 or 2013 and CenturyLink does not expect to make a contribution in 2015.

The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $2.402 billion as of December 31, 2014, which includes the merged QCII qualified pension plan. The unfunded status of QCII's qualified pension plan for accounting purposes was $159 million as of December 31, 2013. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.477 billion and $3.153 billion as of December 31, 2014 and 2013, respectively. CenturyLink and, prior to the pension plan merger, QCII allocate income and expenses to us based upon the demographics of our employee and retirees compared to all the remaining participants.
We were allocated $98 million, $178 million and $117 million in pension income during the years ended December 31, 2014, 2013 and 2012, respectively. Our allocated post-retirement benefit expense for the years ended December 31, 2014, 2013 and 2012 was $128 million, $88 million and $106 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Our allocated portion of QCII's total pension and CenturyLink's total post-retirement benefit income and expenses were 92%, 91% and 91% for the years ended December 31, 2014, 2013 and 2012, respectively. CenturyLink and QCII allocate the income and expenses of these plans to us and their other affiliates. The allocation of income and expense to us is based upon demographics of our employees compared to all remaining participants. The combined net pension and post-retirement benefits (income) expenses is included in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
QCII sponsored a noncontributory qualified defined benefit pension plan (referred to as QCII's pension plan) for substantially all of our employees. As noted above, QCII's pension plan was merged into the CenturyLink Combined Pension Plan on December 31, 2014. In addition to this tax qualified pension plan, QCII also maintains a non-qualified pension plan for certain eligible highly compensated employees. These plans also provide survivor and disability benefits to certain employees. In November 2009, QCII amended the pension plan and the non-qualified pension plans to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from CenturyLink. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, QCII has eliminated this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010. QCII previously eliminated the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.
CenturyLink maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, CenturyLink considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In October 2013, we renewed a four-year collective bargaining agreement which covers approximately 11,000 of our unionized employees. Effective January 1, 2014, the approximately 11,000 active employees and eligible post-1990 retirees who are former represented employees, have changes to their health and welfare benefits including: (i) changes to align the coverage and benefits for these active employees and non-Medicare eligible post-1990 retirees with the health and welfare coverage and benefits offered to all other CenturyLink employees and other CenturyLink retirees (with some exceptions) (ii) increased out-of-pocket health care costs through plan design changes effective January 1, 2014 and the elimination of Class II dependent coverage and (iii) elimination of the group medical plan coverage and benefits for Medicare-eligible post-1990 retirees and the establishment of a health reimbursement account and assistance to this population with their transition effective May 1, 2014 to their own purchase of individual policies through the Medicare Exchange market place using the health reimbursement account. In order to maintain their eligibility, post-1990 retirees continue to be obligated to contribute to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as the "caps"), as they have since January 1, 2009.
The terms of the post-retirement health care and life insurance plans between CenturyLink and its eligible non-represented employees and its eligible post-1990 non-represented retirees are established by CenturyLink and are subject to change at its discretion. CenturyLink has a practice of sharing some of the cost of providing health care benefits with its non-represented employees and post-1990 non-represented retirees. The benefit obligation for the non-represented post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with non-represented employees and post-1990 non-represented retirees. However, CenturyLink's contribution under its post-1990 non-represented retirees' health care plan is capped at a specific dollar amount.

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
Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expenses for our current employees were $204 million, $223 million and $221 million for the years ended December 31, 2014, 2013 and 2012, respectively. Union represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. CenturyLink's group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.
401(k) Plan
CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation to the plans up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $47 million, $49 million and $46 million in expense related to these plans for the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred Compensation Plans
QCII sponsored a non-qualified unfunded deferred compensation plan for various groups that include certain of our current and former highly compensated employees. The plan is frozen and participants can no longer defer compensation to the plan. The value of the assets and liabilities related to this plan is not significant.

(8)	Share-based Compensation
Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations. We recognized compensation expense for options and awards granted to our employees under CenturyLink's equity incentive plans, including plans assumed in connection with us being indirectly acquired. We record share-based compensation expense that is allocated to us from CenturyLink, which is included in operating expenses-affiliates in our consolidated statements of operations. Based on many factors that affect the allocation, the amount of share-based compensation expense recorded at CenturyLink and ultimately allocated to us may fluctuate. We settle the share-based compensation expense allocated to us from CenturyLink through affiliate transactions.
For the years ended December 31, 2014, 2013 and 2012, we were allocated a share-based compensation expense of approximately $21 million, $17 million and $18 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $8 million, $7 million and $7 million, respectively, during the years ended December 31, 2014, 2013 and 2012, respectively.

(9)	Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and wireless services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet, video (including resold satellite video services) and Verizon Wireless services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amount that we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following revenue categorization:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Strategic services	$3,429	3,342	3,265
Legacy services	2,987	3,208	3,471
Affiliates and other services	2,422	2,203	2,112
Total operating revenues	$8,838	8,753	8,848
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
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues, aggregated approximately $151 million, $154 million and $171 million for the years ended December 31, 2014, 2013 and 2012, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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

(10)	Affiliate Transactions
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

(11)	Income Taxes
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
As of December 31, 2014 and 2013, we had no liability for interest related to uncertain tax positions. As of December 31, 2012, we had a recorded liability for interest related to uncertain tax positions in the amounts of $5 million. We did not record a liability for interest related to uncertain tax positions for the year ended December 31, 2014. We made no accrual for penalties related to income tax positions.

Income Tax Expense
The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal and foreign	$738	653	638
State and local	129	101	105
Total current tax provision	867	754	743
Deferred tax expense:
Federal and foreign	(209)	(125)	(175)
State and local	(19)	(27)	(26)
Total deferred tax expense	(228)	(152)	(201)
Income tax expense	$639	602	542
The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2014	2013	2012
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes-net of federal effect	4.0%	3.1%	3.7%
Other	0.7%	0.3%	0.3%
Effective income tax rate	39.7%	38.4%	39.0%
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,380)	(1,281)
Intangibles assets	(1,449)	(1,772)
Receivable from an affiliate due to pension plan participation	(500)	(462)
Other	(52)	(52)
Total deferred tax liabilities	(3,381)	(3,567)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	998	983
Debt premiums	36	55
Other	275	229
Total deferred tax assets	1,309	1,267
Valuation allowance on deferred tax assets	(12)	(12)
Net deferred tax assets	1,297	1,255
Net deferred tax liabilities	$(2,084)	(2,312)

At December 31, 2014, we have established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized.
Other Income Tax Information
We paid $861 million, $750 million and $607 million to QSC related to income taxes in the years ended December 31, 2014, 2013 and 2012, respectively.

(12)	Fair Value Disclosure
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input levels used to determine the fair values:

		As of December 31, 2014		As of December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt excluding capital lease and other obligations	2	$7,347	7,702	7,486	7,226

(13)	Stockholder's Equity
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

Dividends
We declared the following cash dividend to QSC:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cash dividend declared to QSC	$1,400	1,325	840
Cash dividend paid to QSC	1,400	1,325	1,150
The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

(14)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2014
Operating revenues	$2,211	2,206	2,198	2,223	8,838
Operating income	542	546	528	496	2,112
Income tax expense	160	162	156	161	639
Net income	253	256	245	216	970

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2013
Operating revenues	$2,159	2,199	2,188	2,207	8,753
Operating income	553	525	493	507	2,078
Income tax expense	166	155	139	142	602
Net income	264	246	218	236	964

(15)	Commitments and Contingencies
Legal Matters
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

We are among hundreds of defendants nationwide in dozens of lawsuits filed over the past year by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. Recently the lawsuits involving us and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. Some of the defendants, including us, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
The outcome of these disputes and suits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for the matters.
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Assets acquired through capital leases	$3	—	—
Depreciation expense	32	42	50
Cash payments towards capital leases	32	40	41

	As of December 31,
	2014	2013
	(Dollars in millions)
Assets included in property, plant and equipment	$137	168
Accumulated depreciation	108	109

The future annual minimum payments under capital lease arrangements as of December 31, 2014 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2015	$22
2016	2
2017	1
2018	1
2019	1
2020 and thereafter	7
Total minimum payments	34
Less: amount representing interest and executory costs	(8)
Present value of minimum payments	26
Less: current portion	(20)
Long-term portion	$6
Operating Leases
We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2014, 2013 and 2012, our gross rental expense was $79 million, $83 million and $93 million, respectively. We also received sublease rental income for the same periods of $4 million, $4 million and $8 million, respectively.
At December 31, 2014, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2015	$56
2016	50
2017	44
2018	38
2019	27
2020 and thereafter	36
Total future minimum payments(1)	$251
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $30 million due in the future under non-cancelable subleases.
Purchase Obligations
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $139 million at December 31, 2014. Of this amount, we expect to purchase $50 million in 2015, $72 million in 2016 through 2017, $16 million in 2018 through 2019 and $1 million in 2020 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2014.

Table of Contents

(16)	Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2014	2013
	(Dollars in millions)
Prepaid expenses	$45	47
Other	80	79
Total other current assets	$125	126
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of December 31,
	2014	2013
	(Dollars in millions)
Accounts payable	$464	440
Included in accounts payable at December 31, 2014 and 2013, were $44 million and $11 million, respectively associated with capital expenditures.

(17)	Labor Union Contracts
Approximately 11,000, or 48%, of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW") and are subject to collective bargaining agreements that expire in 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Fees Paid to the Independent Registered Public Accounting Firm
QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2014 and 2013 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Audit fees	$2,825	2,700
Audit-related fees	—	32
Total fees	$2,825	2,732
KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2014 or 2013.
For purposes of the preceding table, the professional fees are classified as follows:
Audit fees: These are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for each year shown include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.
Audit-related fees: These are fees billed for assurance and related services that were performed in the year shown and that are traditionally performed by our independent registered public accounting firm. More specifically, these services include regulatory filings. Audit-related fees for each year shown include amounts that have been billed through the date of this filing.
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

4.5*		Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.*
12*		Calculation of Ratio of Earnings to Fixed Charges.
23*		Independent Registered Public Accounting Firm Consent.
31.1*		Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity (Deficit) and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

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