Form 10-Q
period 2015-03-31
QWEST CORP
filed 2015-05-11
CIK 68622

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 11, 2015, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,636	1,690
Operating revenues - affiliates	581	521
Total operating revenues	2,217	2,211
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	692	698
Selling, general and administrative	270	285
Operating expenses - affiliates	248	188
Depreciation and amortization	462	498
Total operating expenses	1,672	1,669
OPERATING INCOME	545	542
OTHER (EXPENSE) INCOME
Interest expense	(118)	(116)
Interest expense - affiliates, net	(13)	(13)
Total other expense, net	(131)	(129)
INCOME BEFORE INCOME TAX EXPENSE	414	413
Income tax expense	167	160
NET INCOME	$247	253
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	6
Accounts receivable, less allowance of $41 and $38	709	740
Advances to affiliates	1,072	812
Deferred income taxes, net	172	163
Other	146	125
Total current assets	2,105	1,846
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,364	11,157
Accumulated depreciation	(4,183)	(3,956)
Net property, plant and equipment	7,181	7,201
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $2,815 and $2,660	2,884	3,039
Other intangible assets, less accumulated amortization of $1,301 and $1,247	760	808
Other, net	208	209
Total goodwill and other assets	13,206	13,410
TOTAL ASSETS	$22,492	22,457
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$112	117
Accounts payable	482	464
Note payable - affiliate	796	796
Accrued expenses and other liabilities
Salaries and benefits	195	220
Income and other taxes	230	197
Other	204	140
Advance billings and customer deposits	329	327
Total current liabilities	2,348	2,261
LONG-TERM DEBT	7,355	7,262
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	148	153
Deferred income taxes, net	2,163	2,247
Affiliates obligations, net	1,269	1,271
Other	79	80
Total deferred credits and other liabilities	3,659	3,751
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(920)	(867)
Total stockholder's equity	9,130	9,183
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,492	22,457
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$247	253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462	498
Deferred income taxes	(93)	(87)
Provision for uncollectible accounts	23	11
Net long-term debt premium amortization	(6)	(11)
Changes in current assets and liabilities:
Accounts receivable	8	39
Accounts payable	36	64
Accrued income and other taxes	33	40
Other current assets and liabilities, net	12	8
Other current assets and liabilities - affiliates	13	13
Changes in other noncurrent assets and liabilities, net	(6)	(1)
Changes in affiliates obligations, net	(2)	(13)
Other, net	—	2
Net cash provided by operating activities	727	816
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(260)	(226)
Changes in advances to affiliates	(260)	(281)
Net cash used in investing activities	(520)	(507)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	99	—
Payments of long-term debt	(6)	(14)
Dividends paid to Qwest Services Corporation	(300)	(300)
Net cash used in financing activities	(207)	(314)
Net increase (decrease) in cash and cash equivalents	—	(5)
Cash and cash equivalents at beginning of period	6	14
Cash and cash equivalents at end of period	$6	9
Supplemental cash flow information:
Income taxes paid, net	$(261)	(248)
Interest paid (net of capitalized interest of $5 and $4)	$(99)	(92)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(867)	(437)
Net income	247	253
Dividends declared to Qwest Services Corporation	(300)	(300)
Balance at end of period	(920)	(484)
TOTAL STOCKHOLDER'S EQUITY	$9,130	9,566
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
Our consolidated balance sheet as of December 31, 2014, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.
Effective January 1, 2015, CenturyLink changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees which are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process. The change in methodology resulted in an increase of less than $1 million to our net periodic benefit cost for the three months ended March 31, 2015.
Recent Accounting Pronouncements
Debt Issuance Costs
On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be adopted by retrospectively applying the new standard to all periods presented in the financial statements. ASU 2015-03 may be adopted early for any financial statements that have not been issued.
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the pattern of recognition for the deferred debt issuance costs. As of March 31, 2015, we have approximately $110 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified out of other assets and recognized as a reduction in the carrying value of our long-term debt.

Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. On April 1, 2015, the FASB proposed to defer the effective date of ASU 2014-09 by one year until January 1, 2018, but would allow early adoption as of the original January 1, 2017 effective date. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt.
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
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of March 31, 2015	As of December 31, 2014
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2015 - 2054	$7,311	7,311
Term loan	1.930%	2025	100	—
Capital lease and other obligations	Various	Various	26	32
Unamortized premiums, net			30	36
Total long-term debt			7,467	7,379
Less current maturities			(112)	(117)
Long-term debt, excluding current maturities			$7,355	7,262
Note payable - affiliate	6.657%	2022	$796	796
Term Loan
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of March 31, 2015, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $796 million was outstanding as of March 31, 2015. As of March 31, 2015, the weighted average interest rate was 6.657%. As of March 31, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2015, $22 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on April 1 and November 1 of each year.

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
As of March 31, 2015, we believe we were in compliance with the provisions and covenants of our debt agreements.
(3) Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable - affiliate and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, and note payable - affiliate approximate their fair values.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$7,441	7,821	7,347	7,702
(4) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and wireless services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet and Verizon Wireless services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amount that we collect based on specific items we list on our customers' invoices to fund the Federal Communication Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Strategic services	$857	856
Legacy services	712	767
Affiliates and other services	648	588
Total operating revenues	$2,217	2,211
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues comes from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues, aggregated approximately $37 million and $39 million for the three months ended March 31, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(6) Dividends
During the three months ended March 31, 2015, we declared and paid dividends of $300 million to our direct parent company, Qwest Services Corporation ("QSC"). Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$63	45
Other	83	80
Total other current assets	$146	125
Selected Current Liabilities
The following table presents selected current liabilities reflected in our consolidated balance sheets, which include accounts payable:

	As of March 31, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$482	464
Included in accounts payable at March 31, 2015 and December 31, 2014, were $26 million and $44 million, respectively, associated with capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us" and "our" refer to Qwest Corporation and its consolidated subsidiaries.
All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 of Part I and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2014, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.
For the reasons noted in Note 4—Products and Services Revenues to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, private line (including special access), Ethernet and Verizon Wireless services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amount that we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At March 31, 2015, we operated approximately 7.3 million access lines and served approximately 3.6 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 39% and 39% of our total revenues for both the three months ended March 31, 2015 and 2014, respectively. Although we are experiencing price compression due to competition, we expect these percentages to continue to grow. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireline and wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remain uncertain;

•
Legacy services. Revenues from our legacy services represented 32% and 35% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

Results of Operations
The following table summarizes the results of our consolidated operations:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Operating revenues	$2,217	2,211
Operating expenses	1,672	1,669
Operating income	545	542
Other expense, net	(131)	(129)
Income tax expense	167	160
Net income	$247	253
The following table summarizes our broadband subscribers, access lines and number of employees:

	As of March 31,		Increase/ (Decrease)
	2015	2014		% Change
	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,558	3,483	75	2%
Total access lines (1)	7,271	7,586	(315)	(4)%
Total employees	22.8	22.8	—	—%
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

Operating Revenues
The following table summarizes our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Strategic services	$857	856	1	—%
Legacy services	712	767	(55)	(7)%
Affiliates and other services	648	588	60	10%
Total operating revenues	$2,217	2,211	6	—%
Strategic Services
Strategic services revenues increased by $1 million, or less than 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in strategic services revenues was principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services as well as price increases for various services. The increase was substantially offset by volume decreases in our private line services revenues.
Legacy Services
Legacy services revenues decreased by $55 million, or 7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decline in legacy services revenues was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.

Affiliates and Other Services
Affiliates and other services revenues increased by $60 million, or 10%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increases in volume and in the rates we charge for our support services we provided to affiliates.
Our future federal USF support revenues could be materially impacted by our upcoming election to receive or reject any specific opportunities to construct additional broadband service plant in unserved portions of our service areas under Phase 2 of the FCC's Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$692	698	(6)	(1)%
Selling, general and administrative	270	285	(15)	(5)%
Operating expenses - affiliates	248	188	60	32%
Depreciation and amortization	462	498	(36)	(7)%
Total operating expenses	$1,672	1,669	3	—%
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
Cost of services and products (exclusive of depreciation and amortization) decreased by $6 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to decreases in employee-related expenses and real estate and power costs. These decreases were offset partially by increases in network expenses and allocated corporate costs from affiliates.
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
Selling, general and administrative expenses decreased by $15 million, or 5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to decreases in employee-related expenses, marketing and advertising expenses and property and other taxes. These decreases were partially offset by increases in bad debt expense and regulatory fines of $15 million associated with a 911 system outage.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.

Operating expenses - affiliates increased by $60 million, or 32%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Depreciation	$240	255	(15)	(6)%
Amortization	222	243	(21)	(9)%
Total depreciation and amortization	$462	498	(36)	(7)%
Depreciation expense decreased by $15 million, or 6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the additions of new plant. The depreciation expense related to our plant for the first quarter of 2015 was lower than the 2014 depreciation expense due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by an increase in depreciation expense of new plant placed in service in the first quarter of 2015.
Amortization expense decreased by $21 million, or 9%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in amortization expense is primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was internally developed or purchased.
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Interest expense	$(118)	(116)	2	2%
Interest expense - affiliate	(13)	(13)	—	—%
Total other expense, net	$(131)	(129)	2	2%
Income tax expense	$167	160	7	4%
Interest Expense
Interest expense increased by $2 million, or 2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a reduction in the amortization of debt premiums partially offset by a lower average interest rate. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense remained unchanged for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Income Tax Expense
Income tax expense for the three months ended March 31, 2015, was $167 million, or an effective tax rate of 40.3%, compared to $160 million, or an effective tax rate of 38.7%, for the three months ended March 31, 2014. The 2015 rate includes the effect of regulatory fines associated with a 911 systems outage and state tax rate changes.

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
At March 31, 2015, we had a working capital deficit of $0.2 billion, reflecting current liabilities of $2.3 billion and current assets of $2.1 billion, compared to a working capital deficit of approximately $0.5 billion as of December 31, 2014. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on the type and volume of services we provide, approximately 38% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us in our operations. For more information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused largely on our strategic services. For more information on capital spending, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Debt and Other Financing Arrangements
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
As of the date of this report, the credit ratings for our senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc.	Baa3
Fitch Ratings	BBB-
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

Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $796 million was outstanding as of March 31, 2015. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of March 31, 2015, the weighted average interest rate was 6.657%. As of March 31, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2015, $22 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink and QCII are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. As of December 31, 2014, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and post-retirement benefit plans were $2.5 billion and $3.5 billion, respectively. As of December 31, 2014, the accounting unfunded status of QCII's non-qualified defined benefit pension plan was $21 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014, and see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
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
Benefits paid by CenturyLink's qualified pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and changes in funding laws and regulations. CenturyLink was not required and has not made contributions to the trust in 2015 and CenturyLink currently does not expect to make a contribution to the trust in 2016.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2014, the fair value of these trust assets was $353 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately two years. Thereafter, covered benefits will be paid either directly by CenturyLink or from these trusts as the remaining assets become liquid. This projected two year period could be shorter or longer depending on changes in projected healthcare costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
CenturyLink's estimated annual long-term rate of return is 7.5% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see “Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink’s qualified pension plan could negatively impact CenturyLink’s liquidity, which may in turn affect our business and liquidity” in Item 1A of Part II of this report.

Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order finalizing requirements and conditions of the CAF phase 2 program in order to proceed with the offer of support to price cap carriers. On April 29, 2015 the FCC announced the official offer of support to price cap carriers, on a state by state basis, to build and operate a network capable of providing high-speed broadband services to underserved areas. We now have until August 27, 2015 to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved/underserved areas of our service territory. The FCC has offered CenturyLink companies approximately $514 million per year for the next six years to provide service to 1,190,016 locations in census blocks subject to the offer. Of these amounts, Qwest Corporation's offer is estimated to be $161 million to 333,762 locations, respectively. To the extent that we choose not to accept these opportunities and related CAF Phase 2 funds for any state under our right of first refusal, we expect that those opportunities and funds would be awarded at auction in either 2016 or 2017. We currently expect that we, as well as other communications companies, would be able to participate in these various future state auctions in either 2016 or 2017.
The effects on us of either accepting or rejecting CAF Phase 2 funding are highly uncertain over the long term. In states where we accept the CAF Phase 2 funding, the annual distributions will begin later in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost support, also referred to as “Frozen Support”, we have historically received will continue until the CAF Phase 2 auctions are completed. If we elect by August 27, 2015 to receive all of the estimated $161 million CAF Phase 2 funding available to us, the total support per year will be approximately $97 million greater than the federal Universal Service Fund high-cost support subsidies the CAF Phase 2 opportunities would replace. However, to obtain this additional $97 million of support, we will likely need to increase our planned capital expenditures significantly. Conversely, if we elect to forego all available CAF Phase 2 funding, we will continue to receive approximately $64 million in federal USF high-cost support subsidies in 2015 and at least a portion of 2016, but the program’s impact on us beyond 2016 would depend on the extent to which we would participate and prevail in the future auctions described above. If we ultimately receive no CAF Phase 2 funding (either through elections not to participate in the program or failures to prevail at the future auctions), we anticipate forfeiting following such future auctions a substantial portion of the approximately $64 million of USF high-cost support funds that we expect to receive in 2015. These forfeitures would have a material adverse impact on our cash flows.
Historically, we have recognized the full amount of our annual federal USF high-cost support payments as revenue in the year received. We are still in the process of determining how to recognize funds that may be received under CAF Phase 2, but because of differences inherent in the CAF Phase 2 process, we will likely defer the recognition of CAF Phase 2 funding until specific CAF Phase 2 deployment projects are completed. This potential difference in accounting treatment could materially reduce our revenue beginning at the date, on or before August 27, 2015, when we formally elect to receive any CAF Phase 2 funds. Participating in this CAF phase 2 program would likely generate incremental broadband subscribers and revenue which, however, would not occur until the network build is complete and service is available at the required broadband speeds.
As of the date of filing of this report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. We continue to evaluate our options with respect to the opportunities afforded to us under the FCC’s CAF Phase 2 program, including assessing whether our projected return on capital warrants pursuing these opportunities in our various markets. Although we cannot determine at this point the ultimate impact of the implementation of the FCC’s CAF Phase 2 program on us, it could have a material impact on our revenues, expenses and cash flows.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of broadband services in rural areas. The recently issued CAF Phase 2 program overlaps certain eligible areas of the second round funding, and CenturyLink is currently unable to determine how much of the $40 million in funding they will utilize or return to the FCC. The $15 million of CAF second round of the first phase funding is included in other noncurrent liabilities on our consolidated balance sheet as of March 31, 2015.
For additional information, see "Business-Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$727	816	(89)
Net cash used in investing activities	(520)	(507)	13
Net cash used in financing activities	(207)	(314)	(107)
Net cash provided by operating activities decreased by $89 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease in net income adjusted for non-cash items and negative variances in the changes in accounts receivable and accounts payable, which were slightly offset by a positive variance in the change in affiliate obligations, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $13 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in payments for purchases of property, plant and equipment, which was partially offset by a decrease in the change in the amount of funds advanced to our affiliates.
Net cash used in financing activities decreased by $107 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the proceeds received from the new term loan. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of March 31, 2015, the outstanding principal balance on this term loan was $100 million.
Certain Matters Related to CenturyLink's Indirect Acquisition of Us
In accounting for CenturyLink's indirect acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $8.498 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of our debt securities exceeded their stated principal balances on the acquisition date by $530 million, which we recorded as a premium.
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$6	296	302
Extinguished (1)	—	187	187
Total	$6	483	489
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $41 million as of March 31, 2015, will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters
In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors - Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2015.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2015.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 or (iii) discussed under the heading "Market Risk" above.
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

In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change, including product displacement; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix; CenturyLink's ability to effectively manage its expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to use our net operating loss carryforwards in projected amounts; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled companies; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; any adverse developments in legal or regulatory proceedings involving us or our affiliates; changes in our operating plans, corporate strategies or capital allocation plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, pension funding requirements, cash flows, or financial position, or other similar changes; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Affecting Our Business
We may not be able to compete successfully against current or future companies.
Various developments have caused us to continue to lose access lines, and and for each of our product and service offerings to experience increased competitive pressures. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) have larger operations than us, including larger or more diverse networks with greater transmission capacity or other advantages, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
However, most of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
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
Likewise, our ability to expand and update our systems and information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
As of March 31, 2015, approximately 48% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
For additional information about our business and operations, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business—Regulation" in Item 1 of Part I of our Annual Report for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
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
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including "network neutrality" regulations, as discussed further below. The FCC is also, among other things, considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. The new regulations are subject to pending judicial challenges. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband internet services.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 .
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2015, our consolidated long-term debt was approximately $7.5 billion (excluding our note payable - affiliate of $796 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.5 billion as of that date. Approximately $3.0 billion of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $827 million of our debt securities, matures over the next 36 months ending March 31, 2018. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report and Note 14—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014. For all the reasons mentioned above, we can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.
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
As noted above in Item 2 of Part I of this Quarterly Report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of our debt securities will remain in effect for any given period of time or that any such rating will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or to the extent the FCC requires higher minimum transmission speeds to qualify as "broadband service", we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.4 billion as of December 31, 2014. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2015. The actual amount of required contributions to its plan in 2016 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report for the year ended December 31, 2014, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of March 31, 2015, approximately 58% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

4.5
Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.5 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-03040) filed with the Securities and Exchange Commission on February 27, 2015).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2015.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)