Form 10-Q
period 2015-06-30
QWEST CORP
filed 2015-08-07
CIK 68622

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 6, 2015, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,618	1,682	3,254	3,372
Operating revenues - affiliates	604	524	1,185	1,045
Total operating revenues	2,222	2,206	4,439	4,417
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	743	698	1,435	1,396
Selling, general and administrative	256	274	526	559
Operating expenses - affiliates	238	188	486	376
Depreciation and amortization	464	500	926	998
Total operating expenses	1,701	1,660	3,373	3,329
OPERATING INCOME	521	546	1,066	1,088
OTHER (EXPENSE) INCOME
Interest expense	(119)	(116)	(237)	(232)
Interest expense - affiliates, net	(13)	(12)	(26)	(25)
Other income	1	—	1	—
Total other expense, net	(131)	(128)	(262)	(257)
INCOME BEFORE INCOME TAX EXPENSE	390	418	804	831
Income tax expense	152	162	319	322
NET INCOME	$238	256	485	509
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6	6
Accounts receivable, less allowance of $47 and $38	693	740
Advances to affiliates	1,195	812
Deferred income taxes, net	159	163
Other	143	125
Total current assets	2,196	1,846
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,623	11,157
Accumulated depreciation	(4,401)	(3,956)
Net property, plant and equipment	7,222	7,201
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $2,968 and $2,660	2,731	3,039
Other intangible assets, less accumulated amortization of $1,357 and $1,247	709	808
Other, net	205	209
Total goodwill and other assets	12,999	13,410
TOTAL ASSETS	$22,417	22,457
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$248	117
Accounts payable	478	464
Note payable - affiliate	827	796
Accrued expenses and other liabilities
Salaries and benefits	192	220
Income and other taxes	183	197
Other	148	140
Advance billings and customer deposits	321	327
Total current liabilities	2,397	2,261
LONG-TERM DEBT	7,114	7,262
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	141	153
Deferred income taxes, net	2,063	2,247
Affiliates obligations, net	1,267	1,271
Other	67	80
Total deferred credits and other liabilities	3,538	3,751
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(682)	(867)
Total stockholder's equity	9,368	9,183
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,417	22,457
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$485	509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926	998
Deferred income taxes	(180)	(180)
Provision for uncollectible accounts	39	25
Net long-term debt premium amortization	(11)	(23)
Accrued interest on affiliate note	31	21
Impairment of assets	—	16
Changes in current assets and liabilities:
Accounts receivable	8	(27)
Accounts payable	30	5
Accrued income and other taxes	(14)	(18)
Other current assets and liabilities, net	(34)	(30)
Other current assets and liabilities - affiliates, net	(4)	—
Changes in other noncurrent assets and liabilities, net	(23)	(1)
Changes in affiliates obligations, net	(4)	(22)
Other, net	5	4
Net cash provided by operating activities	1,254	1,277
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(564)	(503)
Changes in advances to affiliates	(383)	146
Net cash used in investing activities	(947)	(357)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	99	—
Payments of long-term debt	(106)	(24)
Dividends paid to Qwest Services Corporation	(300)	(900)
Net cash used in financing activities	(307)	(924)
Net decrease in cash and cash equivalents	—	(4)
Cash and cash equivalents at beginning of period	6	14
Cash and cash equivalents at end of period	$6	10
Supplemental cash flow information:
Income taxes paid, net	$(379)	(502)
Interest paid (net of capitalized interest of $9 and $8)	$(247)	(253)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(867)	(437)
Net income	485	509
Dividends declared to Qwest Services Corporation	(300)	(900)
Balance at end of period	(682)	(828)
TOTAL STOCKHOLDER'S EQUITY	$9,368	9,222
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
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
In the first quarter of 2015, CenturyLink changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees which are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process. The change in methodology resulted in an increase of less than $1 million and $2 million to our net periodic benefit cost for the three and six months ended June 30, 2015, respectively.
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
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the standards for recognizing deferred debt issuance costs. As of June 30, 2015, we had approximately $110 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified from other assets and recognized as a reduction in the carrying value of our long-term debt.

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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums and note payable - affiliate, is summarized as follows:

	Interest Rates	Maturities	As of June 30, 2015	As of December 31, 2014
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2016 - 2054	$7,219	7,311
Term loan	1.940%	2025	100	—
Capital lease and other obligations	Various	Various	18	32
Unamortized premiums, net			25	36
Total long-term debt			7,362	7,379
Less current maturities			(248)	(117)
Long-term debt, excluding current maturities			$7,114	7,262
Note payable - affiliate	6.658%	2022	$827	796
Repayments
On June 15, 2015, we paid at maturity the $92 million principal amount of our 7.625% Notes.
Term Loan
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of June 30, 2015, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $827 million was outstanding as of June 30, 2015. As of June 30, 2015, the weighted average interest rate was 6.658%. As of June 30, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2015, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.

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
As of June 30, 2015, we believe we were in compliance with the provisions and covenants of our debt agreements.
(3) Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, note payable - affiliate and long-term debt, excluding capital lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable, advances to affiliates, accounts payable, and note payable - affiliate approximate their fair values.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,344	7,587	7,347	7,702
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

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Strategic services	$859	860	1,717	1,716
Legacy services	695	757	1,407	1,524
Affiliates and other services	668	589	1,315	1,177
Total operating revenues	$2,222	2,206	4,439	4,417
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues comes from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $38 million and $39 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $75 million and $78 million for the six months ended June 30, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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
(6) Dividends
During the six months ended June 30, 2015, we declared and paid dividends of $300 million to our direct parent company, Qwest Services Corporation ("QSC"). Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$63	45
Other	80	80
Total other current assets	$143	125
Selected Current Liabilities
The following table presents selected current liabilities reflected in our consolidated balance sheets, which include accounts payable:

	As of June 30, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$478	464
Included in accounts payable at June 30, 2015 and December 31, 2014, were $28 million and $44 million, respectively, associated with capital expenditures.

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local, broadband, private line (including special access), network access, Ethernet, information technology, video and wireless services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Universal Service Fund ("USF") support and USF surcharges and services we provide to our affiliates. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At June 30, 2015, we operated approximately 7.2 million access lines and served approximately 3.6 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 39% and 39% of our total revenues for both the three and six months ended June 30, 2015 and 2014, respectively. Although we are experiencing price compression due to competition, which slowed the rate of growth of our strategic services over the first half of 2015, we expect improved contributions from strategic services over the second half of the year. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireline and wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

•
Legacy services. Revenues from our legacy services represented 31% and 34% of our total revenues for the three months ended June 30, 2015 and 2014, respectively, and 32% and 35% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

Results of Operations
The following table summarizes the results of our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Operating revenues	$2,222	2,206	4,439	4,417
Operating expenses	1,701	1,660	3,373	3,329
Operating income	521	546	1,066	1,088
Other expense, net	(131)	(128)	(262)	(257)
Income tax expense	152	162	319	322
Net income	$238	256	485	509
The following table summarizes our broadband subscribers, access lines and number of employees:

	As of June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(in thousands)
Operational metrics:
Total broadband subscribers (1)	3,556	3,490	66	2%
Total access lines (1)	7,184	7,494	(310)	(4)%
Total employees	22.5	22.3	0.2	1%
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

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Strategic services	$859	860	(1)	—%
Legacy services	695	757	(62)	(8)%
Affiliates and other services	668	589	79	13%
Total operating revenues	$2,222	2,206	16	1%

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Strategic services	$1,717	1,716	1	—%
Legacy services	1,407	1,524	(117)	(8)%
Affiliates and other services	1,315	1,177	138	12%
Total operating revenues	$4,439	4,417	22	—%
Strategic Services
Strategic services revenues remained flat for both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. While we experienced some increases in our strategic services revenues principally due to increases in the number of broadband subscribers, volume increases in our Ethernet services and price increases for various services, these increases were fully offset by volume decreases in our private line services revenues.

Legacy Services
Legacy services revenues decreased by $62 million, or 8%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $117 million, or 8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decline in legacy services revenues for both periods was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $79 million, or 13%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $138 million, or 12%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in revenue for both periods was primarily due to increases in volume and in the rates we charge for our support services we provided to affiliates.
Our future federal USF support revenues could be materially impacted by our upcoming election to receive or reject any specific opportunities to build and operate a network capable of providing high-speed broadband services in unserved portions of our service areas under Phase 2 of the FCC's Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$743	698	45	6%
Selling, general and administrative	256	274	(18)	(7)%
Operating expenses - affiliates	238	188	50	27%
Depreciation and amortization	464	500	(36)	(7)%
Total operating expenses	$1,701	1,660	41	2%

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,435	1,396	39	3%
Selling, general and administrative	526	559	(33)	(6)%
Operating expenses - affiliates	486	376	110	29%
Depreciation and amortization	926	998	(72)	(7)%
Total operating expenses	$3,373	3,329	44	1%
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

Cost of services and products (exclusive of depreciation and amortization) increased by $45 million, or 6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $39 million, or 3%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to increases in benefits expense, network expense and allocated corporate costs from affiliates, which were partially offset by decreases in salaries and wages, professional fees, contractual services costs and real estate and power costs.
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
Selling, general and administrative expenses decreased by $18 million, or 7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to decreases in salaries, wages and benefits expense, external commissions and impairments on assets. These decreases were partially offset by increases in bad debt expense and marketing and advertising expense. Selling, general and administrative expenses decreased by $33 million, or 6%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to decreases in salaries, wages and benefits expense, external commissions and impairments on assets. These decreases were partially offset by increases in bad debt expense and regulatory fines of $15 million associated with a 911 system outage.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates increased by $50 million, or 27%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $110 million, or 29%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in operating expense - affiliates for both periods was primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Depreciation	$244	260	(16)	(6)%
Amortization	220	240	(20)	(8)%
Total depreciation and amortization	$464	500	(36)	(7)%

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Depreciation	$484	515	(31)	(6)%
Amortization	442	483	(41)	(8)%
Total depreciation and amortization	$926	998	(72)	(7)%
Depreciation expense decreased by $16 million, or 6%, and decreased by $31 million, or 6%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the first six months of 2015 was lower than the depreciation expense for the first six months of 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service in the first six months of 2015.

Amortization expense decreased by $20 million, or 8%, and decreased by $41 million, or 8%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014. The decrease in amortization expense is primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was internally developed or purchased.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Interest expense	$(119)	(116)	3	3%
Interest expense - affiliate	(13)	(12)	1	8%
Other income	1	—	1	nm
Total other expense, net	$(131)	(128)	3	2%
Income tax expense	$152	162	(10)	(6)%

	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Interest expense	$(237)	(232)	5	2%
Interest expense - affiliate	(26)	(25)	1	4%
Other income	1	—	1	nm
Total other expense, net	$(262)	(257)	5	2%
Income tax expense	$319	322	(3)	(1)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $3 million, or 3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $5 million, or 2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in interest expense for both periods was primarily due to a reduction in the amortization of debt premiums, which was partially offset by lower bond coupon rates. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense remained substantially unchanged for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014.
Income Tax Expense
Income tax expense for the three months ended June 30, 2015, was $152 million, or an effective tax rate of 39.0%, compared to $162 million, or an effective tax rate of 38.8%, for the three months ended June 30, 2014. Income tax expense for the six months ended June 30, 2015, was $319 million, or an effective tax rate of 39.7%, compared to $322 million, or an effective tax rate of 38.7%, for the six months ended June 30, 2014. The 2015 rates include the effect of regulatory fines associated with a 911 systems outage and state tax rate changes.

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
At June 30, 2015, we had a working capital deficit of $0.2 billion, reflecting current liabilities of $2.4 billion and current assets of $2.2 billion, compared to a working capital deficit of approximately $0.5 billion as of December 31, 2014. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.
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
Our capital expenditures continue to be focused largely on our strategic services. For more information on our capital spending, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Debt and Other Financing Arrangements
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors. We have no debt maturities due during the remainder of 2015.
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

Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $827 million was outstanding as of June 30, 2015. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of June 30, 2015, the weighted average interest rate was 6.658%. As of June 30, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2015, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink and Qwest Communications International Inc. ("QCII") are subject to material obligations under their existing defined benefit pension and post-retirement benefit plans. As of December 31, 2014, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and post-retirement benefit plans were $2.5 billion and $3.5 billion, respectively. At December 31, 2014, the accounting unfunded status of QCII's non-qualified defined benefit pension plan was $21 million, which is included in the CenturyLink defined benefit pension plans' balance noted above. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014, and see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
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
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to partially cover the health care costs of certain retirees. As of December 31, 2014, the fair value of these trust assets was approximately $353 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately two years. Thereafter, covered benefits will be paid either directly by CenturyLink or from these trusts as the remaining assets become liquid. This projected two year period could be shorter or longer depending on changes in projected healthcare costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
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

Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is targeted in part for the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order finalizing requirements and conditions of the CAF Phase 2 program in order to proceed with the offer of support to price cap carriers. For additional information, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
On April 29, 2015 the FCC announced the official offer of support to price cap carriers, on a state by state basis, to build and operate a network capable of providing high-speed broadband services to underserved areas. We have until August 27, 2015 to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved/underserved areas of our service territory. The FCC has offered CenturyLink companies up to $514 million per year for the next six years to provide service to 1,190,016 locations in census blocks subject to the offer. Of these amounts, Qwest Corporation's offer is estimated to be approximately $161 million to provide service to 333,762 locations, respectively. As of the date of filing this report, CenturyLink intends to accept more than $300 million of the total offered in at least two dozen states, including states that Qwest Corporation serves. CenturyLink continues to evaluate the remaining funding of approximately $200 million, which is primarily for the other remaining states, including states that Qwest Corporation serves.
In states where we accept the CAF Phase 2 funding, we anticipate the cash distributions will begin in September or October 2015. In any states where we do not accept CAF Phase 2 support, the legacy USF high-cost support, also referred to as “Frozen Support”, which we have historically received will continue until the CAF Phase 2 auctions are completed. Depending on our ultimate elections, the total support we expect to receive will be greater than the legacy federal Universal Service Fund high-cost support subsidies the CAF Phase 2 opportunities would replace. To the extent that CenturyLink chooses not to accept these markets and related CAF Phase 2 funds for any state under the right of first refusal, we expect that those markets and funds would be awarded at auction in either 2016 or 2017. We currently expect that we, as well as other communications companies, would be able to participate in the auctions. We also expect that if we elect to forego the CAF Phase 2 funding in the remaining Qwest Corporation states still being evaluated, we will continue to receive approximately $3 million per month in federal USF high-cost support subsidies until these future auctions occur, but the impact on us beyond the date of the auctions would depend on the extent to which we would participate and prevail in the auctions.
Historically, we have recognized the full amount of our annual federal USF high-cost support payments as other revenue in the year received. We will likely recognize the full amount of CAF Phase 2 support payments as other revenue in the year received. At this stage, we anticipate the amounts we receive in our next few quarters will be equal to or greater than the amount we would have received under the legacy federal Universal Service Fund high-cost support subsidies.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of broadband services in rural areas. The CAF Phase 2 program overlaps certain eligible areas of the second round funding, and CenturyLink is continuing to evaluate how much of the $40 million in funding they will utilize or return to the FCC. The $15 million of CAF second round of the first phase funding is included in other noncurrent liabilities on our consolidated balance sheet as of June 30, 2015.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$1,254	1,277	(23)
Net cash used in investing activities	(947)	(357)	590
Net cash used in financing activities	(307)	(924)	(617)

Net cash provided by operating activities decreased by $23 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a decrease in net income adjusted for non-cash items and negative variances in the changes in other noncurrent assets and liabilities, net, which were partially offset by a positive variance in the change in accounts receivable, accounts payable and affiliate obligations, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $590 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due an increase in payments for purchases of property, plant and equipment and an increase in the change in the amount of funds advanced to our affiliates.
Net cash used in financing activities decreased by $617 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a reduction in the amount of dividends paid to our direct parent company. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On June 15, 2015, we paid at maturity the $92 million principal amount of our 7.625% Notes.
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of June 30, 2015, the outstanding principal balance on this term loan was $100 million.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$11	296	307
Extinguished (1)	—	187	187
Total	$11	483	494
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $36 million as of June 30, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2015.

Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2015.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Various developments have caused us to continue to lose access lines, and for each of our product and service offerings to experience increased competitive pressures. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
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
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from aging equipment or other accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other operations to deliver services to our customers.
Similar to other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
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
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading "Risk Factors—Risks Relating to Legal and Regulatory Matters." We also provide products or services to various federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of June 30, 2015, approximately 48% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
In addition, we rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases.
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
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2015, our consolidated long-term debt was approximately $7.4 billion (excluding our note payable - affiliate of $827 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.4 billion as of that date. Approximately $2.9 billion of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $735 million of our debt securities, matures over the next 36 months ending June 30, 2018. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of June 30, 2015, approximately 57% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)