Form 10-Q
period 2015-09-30
QWEST CORP
filed 2015-11-12
CIK 68622

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 12, 2015, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,670	1,665	4,924	5,037
Operating revenues - affiliates	617	533	1,802	1,578
Total operating revenues	2,287	2,198	6,726	6,615
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	734	701	2,169	2,097
Selling, general and administrative	266	271	792	830
Operating expenses - affiliates	249	197	735	573
Depreciation and amortization	466	501	1,392	1,499
Total operating expenses	1,715	1,670	5,088	4,999
OPERATING INCOME	572	528	1,638	1,616
OTHER (EXPENSE) INCOME
Interest expense	(119)	(115)	(356)	(347)
Interest expense - affiliates, net	(13)	(13)	(39)	(38)
Other (expense) income	(1)	1	—	1
Total other expense, net	(133)	(127)	(395)	(384)
INCOME BEFORE INCOME TAX EXPENSE	439	401	1,243	1,232
Income tax expense	171	156	490	478
NET INCOME	$268	245	753	754
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9	6
Accounts receivable, less allowance of $49 and $38	706	740
Advances to affiliates	1,383	812
Deferred income taxes, net	161	163
Other	129	125
Total current assets	2,388	1,846
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	11,918	11,157
Accumulated depreciation	(4,624)	(3,956)
Net property, plant and equipment	7,294	7,201
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $3,117 and $2,660	2,582	3,039
Other intangible assets, less accumulated amortization of $1,384 and $1,247	663	808
Other, net	215	209
Total goodwill and other assets	12,814	13,410
TOTAL ASSETS	$22,496	22,457
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$644	117
Accounts payable	491	464
Note payable - affiliate	827	796
Accrued expenses and other liabilities
Salaries and benefits	249	220
Income and other taxes	210	197
Other	178	140
Advance billings and customer deposits	321	327
Total current liabilities	2,920	2,261
LONG-TERM DEBT	7,120	7,262
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	140	153
Deferred income taxes, net	2,003	2,247
Affiliates obligations, net	1,266	1,271
Other	61	80
Total deferred credits and other liabilities	3,470	3,751
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,064)	(867)
Total stockholder's equity	8,986	9,183
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$22,496	22,457
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$753	754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,392	1,499
Deferred income taxes	(242)	(260)
Provision for uncollectible accounts	59	44
Net long-term debt premium amortization	(15)	(34)
Accrued interest on affiliate note	31	21
Impairment of assets	—	16
Changes in current assets and liabilities:
Accounts receivable	(25)	(52)
Accounts payable	34	(31)
Accrued income and other taxes	13	—
Other current assets and liabilities, net	57	79
Other current assets and liabilities - affiliates, net	9	17
Changes in other noncurrent assets and liabilities, net	(26)	1
Changes in affiliates obligations, net	(5)	(54)
Other, net	5	8
Net cash provided by operating activities	2,040	2,008
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(899)	(799)
Changes in advances to affiliates	(571)	(567)
Net cash used in investing activities	(1,470)	(1,366)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	495	483
Payments of long-term debt	(112)	(33)
Dividends paid to Qwest Services Corporation	(950)	(1,100)
Net cash used in financing activities	(567)	(650)
Net increase (decrease) in cash and cash equivalents	3	(8)
Cash and cash equivalents at beginning of period	6	14
Cash and cash equivalents at end of period	$9	6
Supplemental cash flow information:
Income taxes paid, net	$(732)	(738)
Interest paid (net of capitalized interest of $14 and $13)	$(347)	(343)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(867)	(437)
Net income	753	754
Dividends declared to Qwest Services Corporation	(950)	(1,100)
Balance at end of period	(1,064)	(783)
TOTAL STOCKHOLDER'S EQUITY	$8,986	9,267
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "QC" refer to Qwest Corporation, and references to "Qwest," "we," "us," and "our" refer to Qwest Corporation and its consolidated subsidiaries.
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local, high-speed Internet, private line (including special access), network access, Ethernet, information technology, wireless, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
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
In the first quarter of 2015, our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees which are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process. The change in methodology resulted in an increase of less than $1 million and $3 million to our net periodic benefit cost for the three and nine months ended September 30, 2015, respectively.
Connect America Fund
On August 27, 2015, CenturyLink agreed to accept funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support ("CAF Phase 2 Support") program. The funding from the CAF Phase 2 Support program in these 33 states will substantially supplant funding from the legacy Universal Service Fund ("USF") high-cost support program that we previously utilized to provide support for voice services in high cost rural markets (collectively, the "Legacy USF Support"). Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $64 million more revenue than we would have otherwise recorded during the quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $23 million higher than amounts we would have otherwise recorded during the quarter under the Legacy USF Support program.

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
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the standards for recognizing deferred debt issuance costs. As of September 30, 2015, we had approximately $124 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified from other assets and recognized as a reduction in the carrying value of our long-term debt. We plan to adopt the new standard effective December 31, 2015.
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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting the new standard.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums and note payable - affiliate, is summarized as follows:

	Interest Rates	Maturities	As of September 30, 2015	As of December 31, 2014
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2016 - 2055	$7,629	7,311
Term loan	1.950%	2025	100	—
Capital lease and other obligations	Various	Various	14	32
Unamortized premiums, net			21	36
Total long-term debt			7,764	7,379
Less current maturities			(644)	(117)
Long-term debt, excluding current maturities			$7,120	7,262
Note payable - affiliate	6.658%	2022	$827	796

New Issuance
On September 21, 2015, we issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, we issued an additional $10 million aggregate principal amount of the 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by us, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayment
On June 15, 2015, we paid at maturity the $92 million principal amount of our 7.625% Notes.
Term Loan
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of September 30, 2015, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $827 million was outstanding as of September 30, 2015. As of September 30, 2015, the weighted average interest rate was 6.658%. As of September 30, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2015, $18 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
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
As of September 30, 2015, we believe we were in compliance with the provisions and covenants of our debt agreements.
Subsequent Events
On October 13, 2015, we redeemed all $250 million of our 7.200% Notes due 2026, which resulted in an immaterial gain.
On October 13, 2015, we redeemed $150 million of our 6.875% Notes due 2033, which resulted in an immaterial loss.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,750	7,856	7,347	7,702
(4) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology, wireless, video and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily high-speed Internet, private line (including special access), Ethernet, Verizon Wireless and other ancillary services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of CAF support, USF support, USF surcharges and services we provide to our affiliates. We receive federal support from both CAF Phase 1 and CAF Phase 2 programs, and support from both federal and state USF programs, which are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of voice and high-speed internet capable infrastructure and the costs of network deployment, maintenance and operations in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Strategic services	$852	858	2,569	2,574
Legacy services	689	740	2,096	2,264
Affiliates and other services	746	600	2,061	1,777
Total operating revenues	$2,287	2,198	6,726	6,615

We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $37 million for both the three months ended September 30, 2015 and 2014, and approximately $111 million and $114 million for the nine months ended September 30, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
We are among hundreds of defendants nationwide in dozens of lawsuits filed over the past year by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. These lawsuits involving us and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. Some of the defendants, including us, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
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
(6) Dividends
During the nine months ended September 30, 2015, we declared and paid dividends of $950 million to our direct parent company, Qwest Services Corporation ("QSC"). Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$57	45
Other	72	80
Total other current assets	$129	125
Selected Current Liabilities
The following table presents selected current liabilities reflected in our consolidated balance sheets, which include accounts payable:

	As of September 30, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$491	464
Included in accounts payable at September 30, 2015 and December 31, 2014, were $38 million and $44 million, respectively, associated with capital expenditures.

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local, high-speed Internet, private line (including special access), network access, Ethernet, information technology, wireless, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.
Our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to Qwest Services Corporation ("QSC"), our direct parent, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. We report the balance of these transfers on our consolidated balance sheet as advances to affiliates.
For the reasons noted in Note 4—Products and Services Revenues to our consolidated financial statements in Item 1 of Part I of this report, we believe we have one reportable segment. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily high-speed Internet, private line (including special access), Ethernet, Verizon Wireless and other ancillary services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support, Universal Service Fund ("USF") support, USF surcharges and services we provide to our affiliates. We receive federal support from both CAF Phase 1 and CAF Phase 2 programs, and support from both federal and state USF programs, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At September 30, 2015, we operated approximately 7.1 million access lines and served approximately 3.5 million high-speed Internet subscribers. Our methodology for counting access lines and high-speed Internet subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as high-speed Internet and video services, from higher margin legacy services. Revenues from our strategic services represented 37% and 39% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 38% and 39% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Thus far during 2015, we are experiencing price compression due to competition, which has negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our high-speed Internet services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our high-speed Internet services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our high-speed Internet services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Another trend impacting our strategic services is the deployment of fiber-based special access services provided to wireline and wireless carriers, which in many cases replaces existing copper-based special access services. We believe the growth in fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

•
Legacy services. Revenues from our legacy services represented 30% and 34% of our total revenues for the three months ended September 30, 2015 and 2014, respectively, and 31% and 34% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as high-speed Internet, video and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins;

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

Results of Operations
The following table summarizes the results of our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Operating revenues	$2,287	2,198	6,726	6,615
Operating expenses	1,715	1,670	5,088	4,999
Operating income	572	528	1,638	1,616
Other expense, net	(133)	(127)	(395)	(384)
Income tax expense	171	156	490	478
Net income	$268	245	753	754
The following table summarizes our high-speed Internet subscribers, access lines and number of employees:

	As of September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(in thousands)
Operational metrics:
Total high-speed Internet subscribers (1)	3,550	3,503	47	1%
Total access lines (1)	7,089	7,402	(313)	(4)%
Total employees	22.2	22.2	—	—%
_______________________________________________________________________________

(1)
High-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our high-speed Internet subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Strategic services	$852	858	(6)	(1)%
Legacy services	689	740	(51)	(7)%
Affiliates and other services	746	600	146	24%
Total operating revenues	$2,287	2,198	89	4%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Strategic services	$2,569	2,574	(5)	—%
Legacy services	2,096	2,264	(168)	(7)%
Affiliates and other services	2,061	1,777	284	16%
Total operating revenues	$6,726	6,615	111	2%

Strategic Services
Strategic services revenues decreased by $6 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $5 million, or less than 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decline in our strategic services revenues for both periods was primarily the result of volume decreases in our private line services revenues, which was substantially offset by increases in the number of high-speed Internet subscribers, volume increases in our Ethernet services and price increases for various services.
Legacy Services
Legacy services revenues decreased by $51 million, or 7%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $168 million, or 7%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decline in legacy services revenues for both periods was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $146 million, or 24%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $284 million, or 16%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in affiliates and other services revenues for both periods was primarily due to the additional revenue recorded under the FCC's CAF Phase 2 high-cost support ("CAF Phase 2 Support") program and increases in volume and in the rates we charge for our support services we provided to affiliates.
Recently, CenturyLink agreed to accept funding from the CAF Phase 2 Support program, which will substantially supplant funding we previously received from the legacy USF high-cost support program that we previously utilized to provide support for voice services in high cost rural markets (collectively, the "Legacy USF Support"). In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $64 million more revenue than we would have otherwise recorded during the quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $23 million higher than amounts we would have otherwise recorded during the quarter under the Legacy USF Support program. For additional information about the impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$734	701	33	5%
Selling, general and administrative	266	271	(5)	(2)%
Operating expenses - affiliates	249	197	52	26%
Depreciation and amortization	466	501	(35)	(7)%
Total operating expenses	$1,715	1,670	45	3%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,169	2,097	72	3%
Selling, general and administrative	792	830	(38)	(5)%
Operating expenses - affiliates	735	573	162	28%
Depreciation and amortization	1,392	1,499	(107)	(7)%
Total operating expenses	$5,088	4,999	89	2%
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
Cost of services and products (exclusive of depreciation and amortization) increased by $33 million, or 5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $72 million, or 3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in cost of services and products (exclusive of depreciation and amortization) for both periods was primarily due to increases in benefits expense and allocated corporate costs from affiliates, which were partially offset by decreases in salaries and wages, professional fees and contract labor costs.
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
Selling, general and administrative expenses decreased by $5 million, or 2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily due to decreases in marketing and advertising, insurance costs, property and other taxes and asset impairment charges. These decreases were partially offset by increases in severance expenses and contract labor. Selling, general and administrative expenses decreased by $38 million, or 5%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily due to decreases in salaries, wages and benefits expense, marketing and advertising, insurance costs, property and other taxes and asset impairment charges. These decreases were partially offset by increases in bad debt expense and regulatory fines of $15 million associated with a 911 system outage.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates increased by $52 million, or 26%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $162 million, or 28%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in operating expense - affiliates for both periods was primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates as a result of the continuing integration with CenturyLink.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Depreciation	$249	264	(15)	(6)%
Amortization	217	237	(20)	(8)%
Total depreciation and amortization	$466	501	(35)	(7)%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Depreciation	$734	778	(44)	(6)%
Amortization	658	721	(63)	(9)%
Total depreciation and amortization	$1,392	1,499	(107)	(7)%
Depreciation expense decreased by $15 million, or 6%, and decreased by $44 million, or 6%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the nine months ended September 30, 2015 was lower than the depreciation expense for the nine months ended September 30, 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service during the nine months ended September 30, 2015.
Amortization expense decreased by $20 million, or 8%, and decreased by $63 million, or 9%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. The decrease in amortization expense was primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was internally developed or purchased.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Interest expense	$(119)	(115)	4	3%
Interest expense - affiliate	(13)	(13)	—	—%
Other income	(1)	1	(2)	nm
Total other expense, net	$(133)	(127)	6	5%
Income tax expense	$171	156	15	10%

	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014		% Change
	(Dollars in millions)
Interest expense	$(356)	(347)	9	3%
Interest expense - affiliate	(39)	(38)	1	3%
Other income	—	1	(1)	(100)%
Total other expense, net	$(395)	(384)	11	3%
Income tax expense	$490	478	12	3%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $4 million, or 3%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $9 million, or 3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in interest expense for both periods was primarily due to a reduction in the amortization of debt premiums, which was partially offset by lower bond coupon rates. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense remained substantially unchanged for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014.
Income Tax Expense
Income tax expense for the three months ended September 30, 2015, was $171 million, or an effective tax rate of 39.0%, compared to $156 million, or an effective tax rate of 38.9%, for the three months ended September 30, 2014. Income tax expense for the nine months ended September 30, 2015, was $490 million, or an effective tax rate of 39.4%, compared to $478 million, or an effective tax rate of 38.8%, for the nine months ended September 30, 2014. The 2015 rates include the effect of regulatory fines associated with a 911 systems outage and state tax rate changes.
Liquidity and Capital Resources
Overview
We are an indirectly wholly-owned subsidiary of CenturyLink. As such, factors relating to, or affecting, CenturyLink's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to our stockholder, QSC, in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.

At September 30, 2015, we had a working capital deficit of $0.5 billion, reflecting current liabilities of $2.9 billion and current assets of $2.4 billion, compared to a working capital deficit of approximately $0.5 billion as of December 31, 2014. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.
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
Debt and Other Financing Arrangements
On October 13, 2015, we redeemed all $250 million of our 7.200% Notes due 2026, which resulted in an immaterial gain.
On October 13, 2015, we redeemed $150 million of our 6.875% Notes due 2033, which resulted in an immaterial loss.
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
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $827 million was outstanding as of September 30, 2015. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2015, the weighted average interest rate was 6.658%. As of September 30, 2015 and December 31, 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2015, $18 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
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
Benefits paid by CenturyLink's qualified pension plan are paid through a trust. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during the remainder of 2015 or in 2016. The amount of required contributions to CenturyLink's qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Centurylink occasionally makes voluntary contributions in addition to required contributions, and Centurylink made such a voluntary contribution of $100 million during September 2015.
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
Connect America Fund
As we have previously disclosed, on August 27, 2015, CenturyLink agreed to accept the CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 Support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 Support program will substantially supplant the funding we previously received from the Legacy USF Support program that we previously utilized to provide support for voice services in high cost rural markets in these 13 states. In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $64 million more revenue than we would have otherwise recorded during the third quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $23 million higher than amounts we would have otherwise recorded during the fourth quarter under the Legacy USF Support program.

We declined annual funding of approximately $8 million in one state, and we expect the funding from the CAF Phase 2 Support program for this one state will be auctioned by the FCC, perhaps as early as 2016. In this one state, the Legacy USF Support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support in 13 states, we will be obligated to make substantial capital expenditures to build infrastructure. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of broadband services in rural areas. The CAF Phase 2 Support program overlaps certain eligible areas of the second round of CAF 1 funding, and CenturyLink is continuing to evaluate how much of the $40 million in funding they will utilize or return to the FCC. This $15 million of CAF 1 Round 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of September 30, 2015.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$2,040	2,008	32
Net cash used in investing activities	(1,470)	(1,366)	104
Net cash used in financing activities	(567)	(650)	(83)
Net cash provided by operating activities increased by $32 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to positive variances in the changes in accounts payable, accounts receivable and affiliate obligations, net, which were partially offset by the decrease in net income adjusted for non-cash items. Our net cash provided by operating activities was also positively impacted by the cash received from the CAF Phase 2 Support program, which was $62 million greater than the cash we would have otherwise received under the Legacy USF Support program if we had not accepted the CAF Phase 2 offers. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $104 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due an increase in payments for purchases of property, plant and equipment.
Net cash used in financing activities decreased by $83 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a reduction in the amount of dividends paid to our direct parent company. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On September 21, 2015, we issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, we issued an additional $10 million aggregate principal amount of the 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by us, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On June 15, 2015, we paid at maturity the $92 million principal amount of our 7.625% Notes.

On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of September 30, 2015, the outstanding principal balance on this term loan was $100 million.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$16	296	312
Extinguished (1)	—	187	187
Total	$16	483	499
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $31 million as of September 30, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
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
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2015.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2015.

We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so, on a cost-effective basis, we could experience reduced profits.
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
Primarily as a result of the competitive and technological changes discussed above, we have in recent years experienced a decline in access lines, long distance revenues and network access revenues, which continue to place downward pressure on our revenues generated from legacy services and our consolidated cash flows. We have also experienced a decline in our private line services from our wholesale customers due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. The loss of private line services has also placed downward pressure on strategic revenues and our consolidated cash flows.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
However, for the reasons described elsewhere in this report, most of these strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

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
Additional risks to our network, infrastructure and related systems include:

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

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation and fines.
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
As of September 30, 2015, approximately 50% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide broadband infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. Moreover, we expect our participation in the FCC's CAF Phase 2 Support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
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
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including "network neutrality" regulations, as discussed further below. The FCC is also, among other things, investigating the special access tariffs of several carriers, including us, and considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband internet services.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2015, our consolidated long-term debt was approximately $7.8 billion (excluding our note payable - affiliate of $827 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.4 billion as of that date. Approximately $2.9 billion of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $735 million of our debt securities, matures over the next 36 months ending September 30, 2018. This amount excludes the $400 million of debt we redeemed on October 13, 2015. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of CenturyLink, the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting our ability to access the capital markets;

•	exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, capital expenditures, acquisitions, strategic initiatives, dividends, or other uses;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report and Note 14—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us or at all.
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
We could incur reduced support payments or a substantial penalty if we fail to meet the requirements under the FCC’s Connect American Fund (“CAF”) Phase 2 Support program, which could adversely affect our results of operations and financial condition.
As a result of accepting CAF Phase 2 Support in 13 states, if the timing of our buildout fails to attain the FCC's milestones, the FCC could withhold future CAF support until these shortcomings are rectified.
If we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have twelve months to attain full compliance. If we are not in full compliance after the additional twelve months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus 10% of the total CAF Phase 2 Support over the six-year term for the state. The amount of these penalties could be material.
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
As of September 30, 2015, approximately 56% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

m.
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2015.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)