Form 10-K
period 2015-12-31
QWEST CORP
filed 2016-03-01
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040
QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
6.5% Notes Due 2017	New York Stock Exchange
7.375% Notes Due 2051	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
6.875% Notes Due 2054	New York Stock Exchange
6.625% Notes Due 2055	New York Stock Exchange
7% Notes Due 2056	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 1, 2016, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
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
PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology, video, wireless and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLEC"). We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our total consolidated operating revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
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
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2015(1)	2014	2013
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$8,964	8,838	8,753
Operating expenses	6,704	6,726	6,675
Operating income	$2,260	2,112	2,078
Net income	$1,074	970	964
_______________________________________________________________________________

(1)
During 2015, we recognized an incremental $95 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2015	2014
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets(1)	$21,470	22,185
Total long-term debt(1)(2)	7,239	7,269
Total stockholder's equity	8,907	9,183
_______________________________________________________________________________

(1)
We adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. See further discussion in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate of $855 million) on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2015	2014	2013
	(in thousands)
Operational metrics:
Total access lines(1)	6,997	7,334	7,641
Total high-speed Internet subscribers(1)	3,546	3,528	3,429
_____________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

Our methodology for counting access lines and high-speed Internet subscribers may not be comparable to those of other companies.
Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenues are from customers located in the United States.

Operations
We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section "Products and Services". The following table provides a summary of our operating revenues by category:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Strategic services	$3,433	3,429	3,342
Legacy services	2,777	2,987	3,208
Affiliates and other services	2,754	2,422	2,203
Total operating revenues	$8,964	8,838	8,753
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
Products and Services
Our products and services include local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology ("IT"), video, wireless and other ancillary services. We offer our customers the ability to bundle together several products and services, such as high-speed Internet, video (including DIRECTV through CenturyLink's strategic partnership), voice and Verizon Wireless (through CenturyLink's strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 7.0 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see "Business—Network Architecture" below.
Described in greater detail below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand generally remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit and store data, and enhance the security, reliability and efficiency of our customers’ communications and data storage. Our strategic services are comprised of the following:

•
High-speed Internet. Our high-speed Internet services allow customers to connect to the Internet through their existing telephone lines or fiber-optic cables at high speeds. Substantially all of our high-speed Internet subscribers are located within the local service area of our wireline telephone operations;

•
Private Line. A private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•
Ethernet. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers; and

•	Video. Our video services include primarily satellite digital television under CenturyLink's arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local Voice Services. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers;

•
Switched Access Services. As part of our wholesale services, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions;

•	ISDN. We offer integrated services digital network ("ISDN") services, which use regular telephone lines to support voice, video and data applications; and

•	WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations.
Affiliates and Other Services
Affiliates and other services consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and affiliate services. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, IT support and services, which include computer system development and support services, network support and technical services.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our affiliates, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Impacting Our Business” in Item 1A of Part I of this Annual Report, and Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Sales and Marketing
We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. Our offerings include both stand-alone services and bundled services designed to meet the needs of different customer segments.
We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. The wireless service that we offer under CenturyLink's agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.

Our sales and marketing approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms. We support our distribution with digital marketing, direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications solutions for business, wholesale and governmental customers of all sizes, ranging from small offices to select enterprise customers. Our marketing plans include marketing our products and services primarily through digital advertising, direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2015, we maintained approximately 436 thousand miles of copper plant and approximately 89 thousand miles of fiber-optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The Federal Communications Commission has defined "broadband service" as Internet access service with a minimum transmission speed of 25 megabits per second, which could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditures could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems.
Like other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Although none of our resulting security breaches to date have materially adversely affected our business, results of operations or financial condition, we periodically notify our customers, our employees or the public of select breaches.
We rely on several other communications companies to provide our offerings. We lease a significant portion of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. All of our satellite television and wireless voice services are provided by other carriers under agency agreements, and some of our other services are reliant upon reselling arrangements with other carriers. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors", generally, in Item 1A of Part I of this Annual Report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see Item 2 of Part I of this Annual Report.

Regulation
Overview
As discussed further below, our operations are subject to significant local, state and federal laws and regulations.
We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic and (iii) have traditionally developed and administered support programs designed to subsidize the provision of services to high-cost rural areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities. Many acquisitions and divestitures require approval by the FCC and some state commissions. These agencies typically have the authority to withhold their approval, or to request or impose substantial conditions upon the transacting parties in connection with granting their approvals.
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
The laws and regulations governing our affairs are quite complex and occasionally in conflict with each other. From time to time, we are fined for failing to meet applicable regulations or service requirements.
Federal Regulation
General
We are required to comply with the Communications Act of 1934. Among other things, this law requires our ILECs to offer various of our legacy services at just and reasonable rates and on non-discriminatory terms. The Telecommunications Act of 1996 materially amended the Communications Act of 1934, primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and high-speed Internet service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on 911 reliability. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for 911 service. We are making investments to protect against future 911 outages as well as incurring compliance-related costs to meet the FCC's 911 reliability standards. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

In 2012, the FCC initiated a special access proceeding and requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. In late 2015, the FCC initiated a special access tariff investigation in order to review specific terms and conditions related to long-term special access contracts and discount plans. As part of its evaluations, the FCC is reviewing special access rates, terms and conditions. The ultimate impact of these proceedings on us is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.
In 2015, the FCC issued an order regulating the manner in which ILECs can discontinue or reduce certain copper-based services. This order requires ILECs to provide prior notice to certain customers of their proposed change in services, and in certain cases to provide replacement offerings on reasonably comparable terms and conditions. We expect that this order will limit our flexibility to react to changing conditions in the communications industry.
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. The FCC has also traditionally administered support programs designed to promote the deployment of voice and high-speed Internet services in high-cost rural areas of the country.
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and to re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue funding.
In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the 2011 order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved and underserved rural areas utilizing the Connect America Fund or "CAF". The CAF substantially replaces interstate USF funding previously utilized to support voice service in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1 is a one-time broadband grant program while CAF Phase 2 is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In August 2015, CenturyLink agreed to accept from the FCC CAF Phase 2 funding of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly payments at a higher rate than under the interstate USF support and (ii) a substantial one-time cumulative catch-up payment designed to address program transitioning issues.
CenturyLink and we declined annual funding of approximately $8 million in one state, and we expect the funding from the CAF Phase 2 support program for this one state will be auctioned by the FCC, perhaps in the latter part of 2016. In this one state, the interstate USF support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.

As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum transmission speed requirements (broadband service with download speeds of 10 megabits per second and upload speeds of 1 megabit per second). In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. For information on the risks associated with participating in this program, see Item 1A of Part I in this Annual Report.
For additional information about the potential financial impact of the CAF Phase 2 program, see Item 7 of Part II of this Annual Report.
We received approximately $223 million, $135 million and $141 million of revenues from federal and state universal service support programs for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts represented approximately 1.6% of our 2015, 1.5% of our 2014 and 1.6% of our 2013 total operating revenues.
Broadband Regulation
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act of 1934. We anticipate that these regulations and any related rules will be reviewed by both the courts and Congress. At this time, we cannot estimate the impact this may have on our business.
The FCC recently adopted a new broadband standard of 25 Mbps download speed and 3 Mbps of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings.
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. We are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for stand-alone, basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a number of states, we have gained pricing freedom for the majority of retail services other than stand-alone basic consumer voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
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

Competition
General
Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry over the past couple of decades. As a result, we currently compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, broadband providers, resellers and sales agents. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver competitive services that meet these increasing bandwidth and speed requirements. We plan to continue to invest in our network to be able to meet this future demand and to compete effectively. In addition, network reliability and security are increasingly important competitive factors in our business.
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our services.
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
Some of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, telecommunication providers are able to interconnect their networks with ours, resell our services or lease separate parts of our network in order to provide competitive services. Generally, we have been required to provide these functions and services at wholesale rates to our competitors, which allow our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In addition, wireless and high-speed Internet service providers generally are subject to fewer regulations, which may allow them to operate with lower costs than we are able to operate. For additional discussion of regulations affecting our business, see "Regulation" above.
As discussed below, competition for many of our services is based in part on bundled offerings. We believe our customers value the convenience of and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.
Strategic Services
With respect to providing our strategic services, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. In providing high-speed Internet services, we compete primarily with cable companies, wireless providers and other high-speed Internet service providers. Competition within our high-speed Internet services is based on price, bandwidth and service. We face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition here is based on price, content and quality.
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

Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see Item 1A of Part II of this Annual Report and Note—15 Commitments and Contingencies included in Item 8 of Part II of this Annual Report.
Seasonality
Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year.
Employees
At December 31, 2015, we had approximately 22,000 employees, of which approximately 11,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Over the last several years, we have reduced our workforce primarily due to (i) integration efforts from CenturyLink's indirect acquisition of us, (ii) increased competitive pressures and (iii) the loss of access lines and related legacy revenues.
Website Access and Important Investor Information
Our website is the same as that of our ultimate parent company, CenturyLink, which is www.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this Annual Report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC").
We have adopted CenturyLink's written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that CenturyLink makes any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of its code of conduct applicable to our directors or executive officers, CenturyLink intends to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of CenturyLink's guidelines on significant governance issues and the charters of their audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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
In connection with filing this Annual Report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations.
Special Note Regarding Forward-Looking Statements and Related Matters
This Annual Report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements constitute "forward-looking" statements as defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations or financial position;

•	statements concerning the impact of our transactions, investments and other initiatives, including our participation in government programs;

•
statements about our liquidity, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, business strategies, capital allocation plans, financing alternatives and sources and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network;

•	our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt payments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•
increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, could negatively impact CenturyLink, which may in turn affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving CenturyLink or QCII;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in Item 1A or elsewhere in this Annual Report or other of our filings with the SEC.
These factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
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
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this Annual Report and our subsequent filings with the SEC, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.

Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has limited the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of this Annual Report.
Some of our current and potential competitors (i) offer products or services that are substitutes for our wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) have larger or more diverse networks with greater transmission capacity or other advantages, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, (ix) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (x) have larger operations than ours, which may enable them to offer higher compensation packages in connection with recruiting and retaining top technological, managerial and operational talent. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of acquisition or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our wireline voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the information technology services industry. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including "long-term evolution" or "LTE" technologies, especially if these wireless providers continue to increase their broadband transmission speed and decrease their service rates. To enhance the competitiveness of our broadband services, we may be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
Even if we succeed in adapting to changes in technology or industry standards by developing new products or services, there is no assurance that the new products or services would have a positive impact on our profit margins or financial performance.
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
Our legacy and private line services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our access lines and network access revenues, which continue to decrease revenues generated from our legacy services. We have also experienced a decline in our private line revenues due to our customers' optimization of their networks, industry consolidation, price compression and technological migration to higher-speed services. The loss of private line services has placed downward pressure on our strategic revenues.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this Annual Report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
However, for the reasons described elsewhere in this Annual Report, most of these strategic services generate lower profit margins than our legacy and private line services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy and private line services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, or an inability to act as quickly as smaller, more nimble start-up competitors. Similarly, our ability to grow through acquisitions could be limited by several factors, including our leverage and inability to identify attractively-priced target companies. For these reasons, we cannot assure you that our new product or service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions.

We may not be able to successfully adjust to changes in our industry, our markets and our product mix.
Ongoing changes in the communications industry have fundamentally changed consumers’ communications expectations and requirements. In response to these changes, we have substantially altered our product and service offerings through acquisitions and internal product development. Many of these changes have placed a higher premium on sales, marketing and product development functions, and necessitated ongoing changes in our processes and operating protocols, as well as periodic reorganizations of our sales and leadership teams. In addition, we now offer a more complex range of products and services, operate larger and more complex networks and serve a much larger and more diverse set of customers. Consequently, we now face greater challenges in effectively managing and administering our operations and allocating capital and other resources to our various offerings. For all these reasons, we cannot assure you that our efforts to adjust to these changes will be timely or successful.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from aging equipment or other accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other operations to deliver services to our customers.
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
Although CenturyLink maintains insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network, infrastructure and related systems include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.
Due to these factors, we experience from time to time in the ordinary course of our business short disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operations or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

•
require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers' end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

•	require us to notify customers, regulatory agencies or the public of data breaches;

•	require us to provide credits for future service under certain service level commitments we have provided contractually to our customers or to offer expensive incentives to retain customers;

•
subject us to claims for damages, fines, penalties, termination or other remedies under our customer contracts or service standards set by state regulatory commissions, which in certain cases could exceed our insurance coverage; or

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to prolonged litigation.
We could experience difficulties in expanding and updating our technical infrastructure.
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of this Annual Report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, administrative and managerial skills. There is a shortage of qualified personnel in several of these fields nationally and in our headquarters city of Monroe, Louisiana, in particular. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims. Like other communications companies, we have received an increasing number of these notices and claims in the past several years, and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments or, in the case of litigation, to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
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
We also rely on reseller and sales agency arrangements with our affiliates and other communications companies to provide some of the services that we offer to our customers, including video services and wireless products and services. As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. Similar to the risks described above regarding our reliance upon other carriers, we could be adversely affected if these communication companies fail to maintain competitive products or services, or fail to continue to make them available to us on attractive terms, or at all.
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
Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of software vendors to support our business management systems and contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
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
As of December 31, 2015, approximately 50% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Our business customers may seek to shift risk to us.
We furnish to and receive from our business customers indemnities relating to damages caused or sustained by us in connection with certain of our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of global factors may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
For additional information about our business and operations, see Item 1 of Part I of this Annual Report.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic. Similarly, some carriers are refusing to pay access charges for certain calls between mobile and wireline devices routed through an interexchange carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide voice and high-speed Internet infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Several judicial challenges to the 2011 order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their rates and support programs. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and internet regulation initiatives including "network neutrality" regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. The FCC is also, among other things, investigating the special access tariffs of several carriers, including us, and considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC's regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Certain states have recently taken steps that could reduce the amount of their universal service support payments to incumbent local exchange companies. If these trends continue, we would suffer a reduction in our revenues from state support programs.
Risks of higher costs. Regulations continue to create significant operating and capital costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including (i) the Communications Assistance for Law Enforcement Act, which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance, and (ii) the USA Freedom Act, which requires communication companies to store records of communications of their customers. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations. In addition, increased regulation of our suppliers could increase our costs.
Increased risks of fines. We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. We believe that regulators are now pursuing higher fines than in the past for these types of incidents, and expect this trend to continue.
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

Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations in all material respects, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.
Our participation in the FCC's Connect America Fund ("CAF") Phase 2 support program poses certain risks.
Our participation in the CAF Phase 2 support programs subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. The amount of these penalties could be material. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
"Open Internet" regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Any adverse outcome in any material litigation of CenturyLink or QCII could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 14—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2015. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.
We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations, our competitive local exchange carrier operations, and our facilities-based video services. Some of these franchises may require us to pay franchise fees. Many of our franchise agreements have compliance obligations and failure to comply may result in fines or penalties. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.

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
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels expose us to a broad range of risks.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2015, our consolidated long-term debt was approximately $7.239 billion (excluding our note payable-affiliate of $855 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.225 billion as of that date. As of the date of this Annual Report, approximately $3.085 billion aggregate principal amount of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $735 million of our debt securities, is scheduled to mature prior to December 31, 2018. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
Our significant levels of debt can adversely affect us in several other respects, including:

•
limiting our ability to obtain additional financing for working capital, capital expenditures, refinancings or other general corporate purposes, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (ii) we seek capital during periods of turbulent or unsettled market conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, dividends;

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report and Note 14—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2014. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our term loan and other debt instruments. If we are unable to satisfy the covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness.
As noted above, if we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
Our debt agreements and the debt agreements of CenturyLink and its other subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this Annual Report.
The terms of our debt instruments and the debt instruments of CenturyLink and its other subsidiaries permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this Annual Report.
Any downgrade in our credit ratings could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
As noted above in Item 7 of Part II of this Annual Report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services; Baa3 by Moody's Investors Services; and BBB- by Fitch Ratings, all three of which are the lowest investment-grade ratings issued by each of these agencies. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As noted elsewhere in this Annual Report, we committed to spend substantial sums to construct infrastructure in connection with our participation in the FCC's CAF Phase 2 program. In addition, as discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses has placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or as needed to meet CAF Phase 2 infrastructure requirements, we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.215 billion as of December 31, 2015. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2016. The actual amount of required contributions to its plan in 2017 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink and we have a significant amount of indebtedness that we both intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and QC, as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's and our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.

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
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of December 31, 2015, approximately 58% of our total consolidated assets reflected on the consolidated balance sheet included in this Annual Report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2015	2014
Land	3%	3%
Fiber, conduit and other outside plant(1)	44%	42%
Central office and other network electronics(2)	30%	30%
Support assets(3)	21%	22%
Construction in progress(4)	2%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations primarily within our local service area. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.
Our net property, plant and equipment was approximately $7.4 billion and $7.2 billion at December 31, 2015 and 2014, respectively. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this Annual Report.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not Applicable.
ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
The comparability of the following selected financial data below is significantly impacted by CenturyLink's April 1, 2011 indirect acquisition of us and the resulting revaluation of our assets and liabilities. As a result of the acquisition, the following tables present certain selected financial data for two periods: predecessor and successor, which relate to the periods preceding the acquisition and the period succeeding the acquisition, respectively. The tables of selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
Selected financial information from our consolidated statements of operations is as follows:

	Successor(1)					Predecessor
	Year Ended December 31, 2015 (2)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Operating revenues	$8,964	8,838	8,753	8,848	6,635	2,268
Operating expenses	6,704	6,726	6,675	6,943	5,436	1,630
Operating income	$2,260	2,112	2,078	1,905	1,199	638
Income before income tax expense	$1,733	1,609	1,566	1,391	892	490
Net income	$1,074	970	964	849	543	299
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this Annual Report for a discussion of unusual items affecting the results for the successor years ended December 31, 2015, 2014 and 2013.

(2)
During 2015, we recognized an incremental $95 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Selected financial information from our consolidated balance sheets is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollars in millions)
Net property, plant and equipment	$7,374	7,201	7,208	7,231	7,506
Goodwill	9,354	9,354	9,354	9,354	9,354
Total assets(1)	21,470	22,185	22,965	23,710	24,588
Total long-term debt(1)(2)	7,239	7,269	7,464	7,553	8,281
Total stockholder's equity	8,907	9,183	9,613	9,974	9,865
_______________________________________________________________________________

(1)
We adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $272 million, $253 million, $237 million and $223 million in each year for the four years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $110 million, $94 million, $72 million and $44 million in each year for the four years ended December 31, 2014, respectively. See further discussion in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding the note payable-affiliate balance) on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Successor					Predecessor
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Nine Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,591	2,801	2,713	2,774	2,201	869
Net cash used in investing activities	(1,220)	(1,251)	(1,381)	(1,528)	(1,191)	(335)
Net cash used in financing activities	(1,374)	(1,558)	(1,326)	(1,241)	(1,208)	(525)
Payments for property, plant and equipment and capitalized software	(1,247)	(1,165)	(1,264)	(1,266)	(1,036)	(341)

The following table presents certain of our selected operational metrics:

	As of December 31,
	2015	2014	2013
	(in thousands)
Operational metrics:
Total access lines(1)	6,997	7,334	7,641
Total high-speed Internet subscribers(1)	3,546	3,528	3,429
_______________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

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
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology, video, wireless and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
We generate the majority of our total consolidated operating revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
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
For the reasons noted in Note 9—Products and Services Revenues to our consolidated financial statements in Item 8 of Part II of this Annual Report, we believe we have one reportable segment. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily high-speed Internet, private line (including special access), Ethernet, Verizon Wireless and other ancillary services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At December 31, 2015, we operated approximately 7.0 million access lines and served approximately 3.5 million high-speed Internet subscribers. Our methodology for counting access lines and high-speed Internet subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.

Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as high-speed Internet and video services, from higher margin legacy services. Revenues from our strategic services represented 38%, 39% and 38% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, we experienced price compression due to competition, which negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our high-speed Internet services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our high-speed Internet services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part I of this Annual Report, demand for our high-speed Internet services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Additionally, we face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers;

•
Legacy services. Revenues from our legacy services represented 31%, 34% and 37% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

•
Pension and post-retirement benefits expenses. Our controlling parent company, CenturyLink, is required to recognize in its consolidated financial statements certain income and expenses relating to its pension and post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including among other things, discount rates, mortality rates and expected rates of return on plan assets that are generally reset at December 31 of each year. Changes in CenturyLink's assumptions can cause significant changes in the net periodic pension and post-retirement benefits income and expenses we recognize. CenturyLink allocates the service costs of these plans to us and certain of its other affiliates. The allocation of service costs to us is based upon our employees who are currently earning benefits under the plans; and

•
Disciplined capital expenditures. Our capital expenditures continue to be focused on our strategic services such as broadband and the deployment of "fiber to the tower", which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part I of this Annual Report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015(1)	2014	2013
	(Dollars in millions)
Operating revenues	$8,964	8,838	8,753
Operating expenses	6,704	6,726	6,675
Operating income	2,260	2,112	2,078
Other expense, net	527	503	512
Income tax expense	659	639	602
Net income	$1,074	970	964
_______________________________________________________________________________

(1)
During 2015, we recognized an incremental $95 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

The following table summarizes our access lines, high-speed Internet subscribers and number of employees:

	As of December 31,
	2015	2014	2013
	(in thousands)
Operational metrics:
Total access lines(1)	6,997	7,334	7,641
Total high-speed Internet subscribers(1)	3,546	3,528	3,429
Total employees	22.0	23.0	22.8
_______________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$3,433	3,429	4	—%
Legacy services	2,777	2,987	(210)	(7)%
Affiliates and other services	2,754	2,422	332	14%
Total operating revenues	$8,964	8,838	126	1%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$3,429	3,342	87	3%
Legacy services	2,987	3,208	(221)	(7)%
Affiliates and other services	2,422	2,203	219	10%
Total operating revenues	$8,838	8,753	85	1%
Strategic Services
Strategic services revenues increased by $4 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and increased by $87 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in strategic services revenues for both periods was principally due to increases in the number of high-speed Internet subscribers, volume increases in our Ethernet services and from rate increases on various services. These increases were substantially offset by volume decreases in our private line services.
Legacy Services
Legacy services revenues decreased by $210 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and decreased by $221 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decline in legacy services revenues for both periods was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.
Affiliates and Other Services
Affiliates and other services revenues increased by $332 million, or 14%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and increased by $219 million, or 10%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in affiliates and other services revenues for the year ended December 31, 2015 was primarily due to the additional revenue recorded under the FCC's CAF Phase 2 high-cost support program and increases in volume and in the rates we charge for our support services we provided to affiliates. During 2015, we recorded $95 million more revenue than we would have otherwise recorded during the same period under the interstate USF support program. The increase in affiliates and other services revenues for the year ended December 31, 2014 was primarily due to increases in volume and in the rates we charge for our support services we provided to affiliates. For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."

Operating Expenses
The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,872	2,879	(7)	—%
Selling, general and administrative	1,015	1,086	(71)	(7)%
Operating expenses-affiliates	960	756	204	27%
Depreciation and amortization	1,857	2,005	(148)	(7)%
Total operating expenses	$6,704	6,726	(22)	—%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,879	2,790	89	3%
Selling, general and administrative	1,086	1,062	24	2%
Operating expenses-affiliates	756	695	61	9%
Depreciation and amortization	2,005	2,128	(123)	(6)%
Total operating expenses	$6,726	6,675	51	1%
These expense classifications may not be comparable to those of other companies.
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as modem expenses); payments to universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); certain litigation expenses associated with our operations; and other expenses directly related to our operations.
Cost of services and products (exclusive of depreciation and amortization) decreased by $7 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in salaries and wages from lower headcount, professional fees and contract labor. These decreases were substantially offset by an increase in allocated corporate costs from affiliates. Costs of services and products (exclusive of depreciation and amortization) increased by $89 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in network expense and allocated corporate costs from affiliates. The increase was partially offset by a decrease in employee-related expenses.
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

Selling, general and administrative expenses decreased by $71 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in salaries and wages from lower headcount, marketing and advertising, insurance and fees, and an impairment charge related to an office building, which was sold in the fourth quarter of 2014. These decreases were partially offset by increases in professional fees and bad debt expense. Selling, general and administrative expenses increased by $24 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in employee-related expenses and from the above-noted impairment charge. These increases were partially offset by decreases in marketing and advertising expenses and lower property and other operating taxes.
In 2015, CenturyLink changed its allocation methodology related to pension and post-retirement costs. In 2015, we recorded $74 million of service costs allocated to us from CenturyLink's centrally managed pension and post-retirement benefit plans based upon our employees who are currently earning benefits under the plans. In 2014, we recorded combined net periodic benefit expense of $30 million for the qualified pension and post-retirement plans. In 2013, we recorded combined net periodic benefit income of $88 million. We expect to record service costs, allocated from CenturyLink, of approximately $60 million in 2016. Pension expense is allocated to cost of services and products (exclusive of depreciation and amortization) and to selling, general and administrative in our consolidated statements of operations. For additional information on CenturyLink's change in allocation methodology, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements and for additional information on our participation in CenturyLink's pension and post-retirement benefit plans, see Note 7—Employee Benefits to our consolidated financial statements, both of which are in Item 8 of Part II of this Annual Report.
Non-recurring Operating Expenses Related to CenturyLink's Acquisition
We have incurred certain non-recurring operating expenses related to CenturyLink's indirect acquisition of us, which consist primarily of integration and severance expenses. The table below summarizes our acquisition-related expenses:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Acquisition-related expenses	$4	13	24
The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates increased by $204 million, or 27%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and increased by $61 million, or 9%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in operating expenses-affiliates for both periods was primarily due to increases in the rates we are charged for support services and higher levels of services provided to us by affiliates.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$986	1,048	(62)	(6)%
Amortization	871	957	(86)	(9)%
Total depreciation and amortization	$1,857	2,005	(148)	(7)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Depreciation	$1,048	1,099	(51)	(5)%
Amortization	957	1,029	(72)	(7)%
Total depreciation and amortization	$2,005	2,128	(123)	(6)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $62 million, or 6%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The depreciation expense related to our plant for the year ended December 31, 2015 was lower than the depreciation expense for the year ended December 31, 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service during the year ended December 31, 2015. Depreciation expense decreased by $51 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The 2014 depreciation expense was lower than the respective prior period depreciation expense due to our plant aging and becoming fully depreciated or retired which was partially offset by new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which resulted in increased 2014 annual depreciation expense.
Amortization expense decreased by $86 million, or 9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and amortization expense decreased by $72 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in amortization expense for both periods was primarily due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(473)	(464)	9	2%
Interest expense-affiliates	(53)	(40)	13	33%
Other (expense) income, net	(1)	1	(2)	nm
Total other expense, net	$(527)	(503)	24	5%
Income tax expense	$659	639	20	3%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(464)	(450)	14	3%
Interest expense-affiliates	(40)	(64)	(24)	(38)%
Other income, net	1	2	(1)	(50)%
Total other expense, net	$(503)	(512)	(9)	(2)%
Income tax expense	$639	602	37	6%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $9 million, or 2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and interest expense increased by $14 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense for both periods was primarily due to a reduction in the amortization of debt premiums, which was partially offset by lower bond coupon rates. See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliates, Net
Affiliate interest expense increased by $13 million, or 33%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 substantially due to an accounting adjustment in 2014. Affiliate interest expense decreased by $24 million, or 38%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 substantially due to the above-noted accounting adjustment.
Income Tax Expense
Income tax expense for the year ended December 31, 2015, was $659 million, or an effective tax rate of 38.0%, compared to $639 million, or an effective tax rate of 39.7%, for the year ended December 31, 2014. The decrease in the 2015 effective tax rate is primarily due to a benefit from research and development credits, a smaller tax on a dividend from a foreign subsidiary and a smaller change to state income taxes from changes in apportionment. Income tax expense for the year ended December 31, 2013 was $602 million, or an effective tax rate of 38.4%. The increase in the 2014 effective tax rate is primarily due to a change in the deferred state rate due to changes in apportionment and statutory rate changes and a change in the uncertain tax position as a result of audit settlements.
For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) affiliates transactions; (v) Connect America Fund support payments; and (vi) income taxes . These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
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
We amortize customer relationships primarily over estimated lives of ten years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years. We annually review the estimated lives and methods used to amortize our other intangible assets, primarily capitalized software. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our annual assessment date for testing goodwill impairment is October 31. The impairment assessment is done at the reporting unit level; in reviewing the criteria for reporting units when assigning the goodwill resulting from CenturyLink's acquisition of us, we determined that we are one reporting unit.
As of October 31, 2015, we performed our annual impairment assessment and concluded that our goodwill was not impaired and the estimated fair value of our equity was substantially in excess of our carrying value of equity as of that date.
We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2016 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; and (vi) a significant adverse change in our legal affairs or in the overall business climate. For additional information, see "Risk Factors" in Item 1A of Part I of this Annual Report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2016.

Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment owned at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment is recorded at cost. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $130 million annually or increased depreciation expense by approximately $170 million annually, respectively.
Pension and Post-retirement Benefits
A substantial amount of our employees participate in the CenturyLink pension and post-retirement benefit plans. CenturyLink allocates service costs relating to pension and post-retirement health care and life insurance benefits to us. Any amounts contributed by us through CenturyLink are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to employees of other CenturyLink affiliates. The allocation of service costs to us is based upon our employees who are currently earning benefits under the plans.
In computing the periodic pension and post-retirement benefits income and expense, the most significant assumptions CenturyLink makes are the discount rate and the expected rate of return on plan assets. Changes in either of these assumptions could significantly impact our general, administrative and other operating expenses. For further discussion of the qualified pension and post-retirement benefit plans and the critical accounting estimates, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2015.
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

Connect America Fund Support Payments
In 2015, CenturyLink accepted funding from the Connect America Fund ("CAF)" from the Federal Communications Commission ("FCC") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds; 1) recognize revenue when entitled to receive cash, 2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or 3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2015 was approximately $4 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and high-speed Internet capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can precisely determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned. The effect of a hypothetical 1% change in our estimate of living units we will not enable with voice and high-speed Internet capabilities under the CAF Phase 2 program would have increased or decreased our revenue up to $1 million or $3 million, respectively, in 2015.
For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
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
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.

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
As of December 31, 2015, we had a working capital deficit of $820 million, reflecting current liabilities of $2.422 billion and current assets of $1.602 billion, compared to a working capital deficit of $578 million as of December 31, 2014. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as the CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 38% to 43% of CenturyLink's annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. For more information on CenturyLink's total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on capital spending, see Items 1 and 1A of Part I of this Annual Report.
Debt and Other Financing Arrangements
CenturyLink has a revolving credit facility (the "Credit Facility") maturing December 2019 that allows CenturyLink to borrow up to $2 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of December 31, 2015, CenturyLink had approximately $1.670 billion available for future use under the Credit Facility.
Under the Credit Facility, CenturyLink and we, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires CenturyLink to secure equally and ratably any advances under the Credit Facility if they pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratios could be adversely affected by a wide variety of events, including unforeseen expenses or contingencies. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

As of December 31, 2015, our long-term debt (including current maturities and excluding note payable to affiliate discussed in "Revolving Promissory Note") totaled $7.239 billion, compared to $7.269 billion outstanding as of December 31, 2014.
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
We believe we were in compliance with all provisions and covenants of our debt agreements as of December 31, 2015. See Note 3—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information about our long-term debt.
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
In January 2016, we issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by us, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion in aggregate principal amount through June 30, 2022, of which $855 million was outstanding as of December 31, 2015. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of December 31, 2015, the weighted average interest rate was 6.758%. As of December 31, 2015 and 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of December 31, 2015, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 13—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)	$242	503	3	1	—	6,597	7,346
Interest on long-term debt and capital leases(2)	493	467	453	453	452	10,303	12,621
Note payable-affiliate	855	—	—	—	—	—	855
Interest on note payable-affiliate	5	—	—	—	—	—	5
Operating leases	56	50	45	37	32	52	272
Purchase commitments(3)	73	37	16	5	1	—	132
Non-qualified pension obligations(4)	2	2	1	1	1	5	12
Total future contractual obligations(5)	$1,726	1,059	518	497	486	16,957	21,243
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations but excludes unamortized discounts, net and unamortized debt issuance costs and excludes note payable-affiliate.

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

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

(4)	Reflects only the portion of total obligation that is contractual in nature. See Note 5 below.

(5)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2015. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
affiliate cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees allocated to us by CenturyLink. Benefits paid by CenturyLink’s qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as CenturyLink is not able to reliably estimate required contributions to this trust. CenturyLink's cash funding projections are discussed further below;

•
affiliate post-retirement benefits payable to certain eligible current and future retirees. Not all of CenturyLink’s post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on CenturyLink’s benefits plans in Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s Annual Report on Form 10-K for the year ended December 31, 2015;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase other goods and services. Assuming we terminate these contracts in 2015, termination fees for these contracts to purchase goods and services would be approximately $97 million. In the normal course of business, we do not believe payment of these fees is likely; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
Pension and Post-retirement Benefit Obligations
CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2015, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and post-retirement benefit plans were $2.277 billion and $3.374 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report and Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2015, for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.

A substantial portion of our active and retired employees participate in CenturyLink's qualified Combined Pension Plan and post-retirement benefit plans. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during 2016. The amount of required contributions to CenturyLink's qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions.
Certain of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2015, the fair value of these trust assets was approximately $193 million; however, a portion of these assets is comprised of investments with restricted liquidity. CenturyLink estimates that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately one year. Thereafter, covered benefits will be paid either directly by CenturyLink or from these trusts as the remaining assets become liquid. This projected one year period could be shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
The affiliates obligations, net in current and noncurrent liabilities on our consolidated balance sheets represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the year ended December 31, 2015, we made a settlement payment of $105 million to QCII on our affiliate obligations, net balance. Changes in the affiliates obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended December 31, 2016, we expect to make a settlement payment of $97 million to QCII on our affiliate obligations, net balance.
For 2016, CenturyLink's estimated annual long-term rate of return is 7.0% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this Annual Report.
Connect America Fund
In August of 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program will substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In September of 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a one-time cumulative catch-up payment representing the higher funding under the CAF Phase 2 support program over the interstate USF support program for the first seven months of 2015. During 2015, we received $92 million more cash than we would have otherwise received during the same period under the interstate USF support program.
CenturyLink and we declined annual funding of approximately $8 million in one state, and we expect the funding from the CAF Phase 2 support program for this one state will be auctioned by the FCC, perhaps in the latter part of 2016. In this one state, the interstate USF support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support payments in 13 states, we will be obligated to make substantial capital expenditures to build infrastructure. See "Capital Expenditures" above.

In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of high-speed Internet services in rural areas. The CAF Phase 2 support program overlaps certain eligible areas of the second round of CAF 1 funding, and CenturyLink is continuing to evaluate how much of the $40 million in funding they will utilize or return to the FCC. As of the date of this Annual Report, CenturyLink and we are past one of the benchmark deadlines for completing a portion of the broadband deployment. Due to the delays CenturyLink and we encountered in evaluating the eligible areas, we have requested relief and an extension of the deadline with the FCC. If the FCC does not grant us relief, we will be requested to refund a substantial portion of the $15 million in funding we received. This $15 million of CAF 1 Round 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of December 31, 2015.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this Annual Report.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$2,591	2,801	(210)
Net cash used in investing activities	(1,220)	(1,251)	(31)
Net cash used in financing activities	(1,374)	(1,558)	(184)

	Years Ended December 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$2,801	2,713	88
Net cash used in investing activities	(1,251)	(1,381)	(130)
Net cash used in financing activities	(1,558)	(1,326)	232
Net cash provided by operating activities decreased by $210 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to negative variances in the changes in affiliate obligations, net and accounts payable. During the year ended December 31, 2015, we made a settlement payment of $105 million to QCII on our affiliate obligations, net balance. Our net cash provided by operating activities in 2015 was also positively impacted by the cash received from the CAF Phase 2 support program, which was $92 million greater than the cash we would have otherwise received during the same period under the interstate USF support program. Net cash provided by operating activities increased by $88 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a positive change in affiliate obligations, net, which was partially offset by less net income adjusted for non-cash items. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $31 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a positive variance in the change in the amount of funds advanced to our affiliates, which was substantially offset by an increase in payments for property, plant and equipment. Net cash used in investing activities decreased by $130 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a decrease in payments for property, plant and equipment and capitalized software.
Net cash used in financing activities decreased by $184 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in the amount of net debt paydowns on long-term debt and dividend payments. Net cash used in financing activities increased by $232 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to an increase in the amount of net paydowns of long-term debt along with an increase in dividend payments. For additional information regarding our financing activities, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this Annual Report.
On October 13, 2015, we redeemed all $250 million of our 7.20% Notes due 2026, which resulted in an immaterial gain, and redeemed $150 million of our 6.875% Notes due 2033, which resulted in an immaterial loss.

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
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of December 31, 2015, the outstanding principal balance on this term loan was $100 million.
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
Through December 31, 2015, we have paid certain costs that were associated with CenturyLink's indirect acquisition of us. These costs include compensation costs comprised of retention bonuses and severance. The final amounts and timing of the compensation costs to be paid is partially dependent upon personnel decisions that continue to be made as part of the continuing integration. These amounts may be material.
In accounting for CenturyLink's indirect acquisition of us, we recorded our debt securities at their estimated fair values, which totaled $8.498 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. We determined that the fair value of our debt securities exceeded their stated principal balances on the acquisition date by $530 million, which we recorded as a premium.
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,		From April 1, 2011 through December 31, 2013	Total Since Acquisition
	2015	2014
	(Dollars in millions)
Amortized	$21	42	254	317
Extinguished(1)	1	—	187	188
Total	$22	42	441	505
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $25 million as of December 31, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part I of this Annual Report.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2015.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2015, we had approximately $7.229 billion (excluding capital lease and other obligations) of long-term debt outstanding, which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2015, we had $100 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $1 million. At December 31, 2015, we had approximately $855 million in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2015.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.
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
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and stockholder's equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP

Shreveport, Louisiana
March 1, 2016

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$6,557	6,676	6,818
Operating revenues - affiliates	2,407	2,162	1,935
Total operating revenues	8,964	8,838	8,753
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,872	2,879	2,790
Selling, general and administrative	1,015	1,086	1,062
Operating expenses - affiliates	960	756	695
Depreciation and amortization	1,857	2,005	2,128
Total operating expenses	6,704	6,726	6,675
OPERATING INCOME	2,260	2,112	2,078
OTHER (EXPENSE) INCOME
Interest expense	(473)	(464)	(450)
Interest expense - affiliates, net	(53)	(40)	(64)
Other (expense) income, net	(1)	1	2
Total other expense, net	(527)	(503)	(512)
INCOME BEFORE INCOME TAX EXPENSE	1,733	1,609	1,566
Income tax expense	659	639	602
NET INCOME	$1,074	970	964
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	6
Accounts receivable, less allowance of $47 and $38	688	740
Advances to affiliates	788	812
Other	123	125
Total current assets	1,602	1,683
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,182	11,157
Accumulated depreciation	(4,808)	(3,956)
Net property, plant and equipment	7,374	7,201
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, net	2,435	3,039
Other intangible assets, net	613	808
Other, net	92	100
Total goodwill and other assets	12,494	13,301
TOTAL ASSETS	$21,470	22,185
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$242	117
Accounts payable	369	464
Note payable - affiliate	855	796
Accrued expenses and other liabilities
Salaries and benefits	211	220
Income and other taxes	189	197
Other	135	140
Current affiliates obligations, net	97	—
Advance billings and customer deposits	324	327
Total current liabilities	2,422	2,261
LONG-TERM DEBT	6,997	7,152
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	137	153
Deferred income taxes, net	1,896	2,085
Affiliates obligations, net	1,051	1,271
Other	60	80
Total deferred credits and other liabilities	3,144	3,589
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,143)	(867)
Total stockholder's equity	8,907	9,183
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,470	22,185
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,074	970	964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,857	2,005	2,128
Deferred income taxes	(189)	(228)	(152)
Provision for uncollectible accounts	78	64	65
Net long-term debt issuance costs and premium amortization	(18)	(38)	(51)
Accrued interest on affiliate note	59	42	—
Impairment of asset	—	17	—
Changes in current assets and liabilities:
Accounts receivable	(26)	(66)	(94)
Accounts payable	(79)	(9)	(1)
Accrued income and other taxes	(8)	(9)	(9)
Other current assets and liabilities, net	1	34	34
Other current assets and liabilities - affiliates	(4)	9	—
Changes in other noncurrent assets and liabilities, net	(30)	1	—
Changes in affiliate obligations, net	(123)	8	(179)
Other, net	(1)	1	8
Net cash provided by operating activities	2,591	2,801	2,713
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,247)	(1,165)	(1,264)
Changes in advances to affiliates	24	(100)	(119)
Proceeds from sale of property	3	14	2
Net cash used in investing activities	(1,220)	(1,251)	(1,381)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	495	483	752
Payments of long-term debt	(517)	(641)	(806)
Early retirement of debt costs	(2)	—	—
Dividends paid to Qwest Services Corporation	(1,350)	(1,400)	(1,325)
Changes in note payable - affiliate	—	—	53
Net cash used in financing activities	(1,374)	(1,558)	(1,326)
Net (decrease) increase in cash and cash equivalents	(3)	(8)	6
Cash and cash equivalents at beginning of period	6	14	8
Cash and cash equivalents at end of period	$3	6	14
Supplemental cash flow information:
Income taxes paid, net	$(848)	(861)	(750)
Interest paid (net of capitalized interest of $18, $17 and $17)	$(497)	(505)	(513)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(867)	(437)	(76)
Net income	1,074	970	964
Dividends declared to Qwest Services Corporation	(1,350)	(1,400)	(1,325)
Balance at end of period	(1,143)	(867)	(437)
TOTAL STOCKHOLDER'S EQUITY	$8,907	9,183	9,613
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

(1)	Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology, wireless, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
We generate the majority of our total consolidated operating revenues from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington, and Wyoming. We refer to this region as our local service area.
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
In 2015, our ultimate parent company, CenturyLink, Inc. ("CenturyLink"), changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees which are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process. The change in methodology resulted in a decrease of $7 million to our net periodic benefit cost for the year ended December 31, 2015.
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
Connect America Fund
In August of 2015, CenturyLink accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In September of 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 support program over the interstate USF support program for the first seven months of 2015. During 2015, we recorded $95 million more revenue than we would have otherwise recorded during the same period under the interstate USF support program.

Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, rates used for affiliate cost allocations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity or deficit as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 15—Commitments and Contingencies for additional information.
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
For all of these and other matters, actual results could differ materially from our estimates.
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
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
Affiliate Transactions
We provide to our affiliates telecommunications services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services. Services provided by us to our affiliates are recognized as operating revenue-affiliates in our consolidated statements of operations. We also purchase services from our affiliates including telecommunications services, marketing and employee-related support services. Services provided to us from our affiliates are recognized as operating expenses-affiliates on our consolidated statements of operations. Because of the significance of the services we provide to our affiliates and our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented.
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
The affiliates obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the year ended December 31, 2015, we made a settlement payment of $105 million to QCII on our affiliate obligations, net balance. Changes in the affiliates obligations, net are reflected in operating activities on our consolidated statements of cash flows.
In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values.
USF, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products.
In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $84 million, $83 million and $88 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
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

Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments anticipate the loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers leave the network. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.
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
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. The impairment assessment is performed annually at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Pension and Post-Retirement Benefits
A substantial portion of our active and retired employees participate in the CenturyLink Combined Pension Plan. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan. In addition, certain employees may become eligible to participate in CenturyLink's post-retirement health care and life insurance benefit plans. CenturyLink allocates service costs relating to pension and post-retirement health care and life insurance benefits to us and its other affiliates. The amounts contributed by us through CenturyLink are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of CenturyLink. The allocation of the service costs to us is based upon our employees who are currently earning benefits under the plans.
For further information on qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Pronouncements
In 2015, we adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). Both ASUs are intended to simplify the presentation of financial information. ASU 2015-03 requires that debt issuance costs be presented as a reduction in the associated debt rather than as an other asset, net. ASU 2015-17 requires that deferred taxes be presented on a net basis by jurisdiction as either a net noncurrent asset or liability. The ASUs affect neither the timing of expense recognition related to the debt issuance costs nor the timing of income and expense recognition related to deferred income taxes.
We adopted both ASU 2015-03 and 2015-17 by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The retrospective application had no impact on our net income for the years ended December 31, 2014 and 2013, but resulted in the following changes in our previously reported consolidated balance sheet as of December 31, 2014:

•	A decrease of $163 million in Total current assets;

•	A decrease of $109 million in Other assets, net;

•	A decrease of $110 million in Long-term debt; and

•	A decrease of $162 million in Deferred income taxes, net.
The adoption of the ASUs had no impact on our net cash provided by operating activities but did change the presentation of the adjustments to reconcile net income and changes in other noncurrent assets and liabilities, net for the years ended December 31, 2014 and 2013.
Recent Accounting Pronouncements
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We have not yet decided when we will adopt ASU 2016-02 or which practical expedient options we will elect. We are currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this Annual Report, we cannot provide any estimate of the impact of adopting ASU 2016-02.

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

(2)	Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2015	2014
	(Dollars in millions)
Goodwill	$9,354	9,354
Customer relationships, less accumulated amortization of $3,264 and $2,660	2,435	3,039
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,383 and $1,247	613	808
As of December 31, 2015, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.049 billion.
Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Amortization expense for intangible assets	$871	957	1,029
We estimate that total amortization expense for intangible assets for the years ending December 31, 2016 through 2020 will be as follows:

(Dollars in millions)
Year ending December 31,
2016	$725
2017	661
2018	587
2019	507
2020	435
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.
Our goodwill is derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write-down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting units. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.
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
At October 31, 2015, we estimated the fair value of our equity by considering both a market approach and a discounted cash flow method, which resulted in a Level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. We discounted the estimated cash flows using a rate that represents our estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 3.3% and a cost of equity of 7.6%). Based on our assessment performed with respect to our reporting unit as described above, we concluded that our goodwill was not impaired as of that date.

(3)	Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2015	2014
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2016 - 2055	$7,229	7,311
Term loan	2.180%	2025	100	—
Capital lease and other obligations	Various	Various	17	32
Unamortized premiums, net			16	36
Unamortized debt issuance costs			(123)	(110)
Total long-term debt			7,239	7,269
Less current maturities			(242)	(117)
Long-term debt, excluding current maturities			$6,997	7,152
Note payable-affiliate	6.758%	2022	$855	796
New Issuances
2015
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

Repayments
2015
On October 13, 2015, we redeemed all $250 million of our 7.20% Notes due 2026, which resulted in an immaterial gain, and redeemed $150 million of our 6.875% Notes due 2033, which resulted in an immaterial loss.
On June 15, 2015, we paid at maturity the $92 million principal amount of our 7.625% Notes.
2014
On October 1, 2014, we paid at maturity the $600 million principal amount of our 7.50% Notes.
Term Loan
On February 20, 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At December 31, 2015, the outstanding principal balance on this term loan was $100 million.
Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts, net and unamortized debt issuance costs and other and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)(1)
2016	$242
2017	503
2018	3
2019	1
2020	—
2021 and thereafter	6,597
Total long-term debt	$7,346
_______________________________________________________________________________
(1) Actual principal paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $855 million was outstanding as of December 31, 2015. As of December 31, 2015, the weighted average interest rate was 6.758%. As of December 31, 2015 and 2014, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”. As of December 31, 2015, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.

Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Interest expense:
Gross interest expense	$491	481	467
Capitalized interest	(18)	(17)	(17)
Total interest expense	$473	464	450
Interest expense-affiliates, net	$53	40	64
Covenants
The indentures governing our notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions.
Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures restrict our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party.
At December 31, 2015, we believe we were in compliance with all of the provisions and covenants contained in our debt agreements.
Subsequent Event
In January 2016, we issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by us, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

(4)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2015	2014
	(Dollars in millions)
Trade and purchased receivables	$620	649
Earned and unbilled receivables	111	120
Other	4	9
Total accounts receivable	735	778
Less: allowance for doubtful accounts	(47)	(38)
Accounts receivable, less allowance	$688	740
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

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2015	$38	78	(69)	47
2014	$43	64	(69)	38
2013	$46	65	(68)	43

(5)	Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2015	2014
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$349	350
Fiber, conduit and other outside plant(1)	15-45 years	5,362	4,640
Central office and other network electronics(2)	4-10 years	3,614	3,362
Support assets(3)	5-30 years	2,584	2,496
Construction in progress(4)	N/A	273	309
Gross property, plant and equipment		12,182	11,157
Accumulated depreciation		(4,808)	(3,956)
Net property, plant and equipment		$7,374	7,201
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $986 million, $1.048 billion and $1.099 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building which closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2014.

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

Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2013	$5
Accrued to expense	44
Payments, net	(39)
Balance at December 31, 2014	$10
Accrued to expense	51
Payments, net	(55)
Balance at December 31, 2015	$6

(7)	Employee Benefits
Pension and Post-Retirement Benefits
We are required to disclose the amount of our contributions to CenturyLink relative to the CenturyLink qualified pension plans and post-retirement benefit plans and the amount of income or expense from these plans allocated by CenturyLink to us and their other affiliates. QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Prior to the plan mergers, a substantial portion of our active and retired employees participated in QCII's pension and post-retirement plans. Based on current laws and circumstances, (i) CenturyLink was not required to make a cash contribution to the CenturyLink Combined Pension Plan in 2015 and (ii) CenturyLink does not expect it will be required to make a contribution in 2016. The amount of required contributions to the CenturyLink Combined Pension Plan in 2017 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, and CenturyLink made such a voluntary cash contribution of $100 million to the CenturyLink Combined Pension Plan during the third quarter of 2015. No contributions were made to the post-retirement occupational health care trust in 2015 or 2014 and CenturyLink does not expect to make a contribution in 2016.
The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $2.207 billion and $2.402 billion as of December 31, 2015 and 2014, respectively, which includes the merged QCII qualified pension plan. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.374 billion and $3.477 billion as of December 31, 2015 and 2014, respectively.
In 2015, our ultimate parent company, CenturyLink, changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees which are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process. The change in methodology resulted in a decrease of $7 million to our net periodic benefit cost for the year ended December 31, 2015.
The affiliates obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the year ended December 31, 2015, we made a settlement payment of $105 million to QCII on our affiliate obligations, net balance. Changes in the affiliates obligations, net are reflected in operating activities on our consolidated statements of cash flows.
We were allocated $57 million of pension service costs and $17 million of post-retirement service costs during the year ended December 31, 2015, which represented 69% of CenturyLink's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2015.

We were allocated $98 million and $178 million in pension income during the years ended December 31, 2014 and 2013, respectively. Our allocated post-retirement benefit expense for the years ended December 31, 2014 and 2013 was $128 million and $88 million, respectively. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Prior to the plan mergers, our allocated portion of QCII's pension and post-retirement benefit income and expense was 92% and 91% for the years ended December 31, 2014 and 2013, respectively. The combined net pension and post-retirement benefits (income) expenses is included in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations for the years ended December 31, 2014 and 2013.
CenturyLink sponsors a noncontributory qualified defined benefit pension plan that covers substantially all of our employees. As noted above, on December 31, 2014, QCII's pension plan was merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. The plan also provides survivor and disability benefits to certain employees. In November 2009, and prior to the plan merger, the pension plan was amended to no longer provide pension benefit accruals for active non-represented employees after December 31, 2009. In addition, non-represented employees hired after January 1, 2009 are not eligible to participate in the plans. Active non-represented employees who participate in these plans retain their accrued pension benefit earned as of December 31, 2009 and certain participants will continue to earn interest credits on their benefit after December 31, 2009. Employees are eligible to receive their vested accrued benefit when they separate from CenturyLink. The plans also provided a death benefit for eligible beneficiaries of certain retirees; however, the plan was amended to eliminate this benefit effective March 1, 2010 for retirees who retired prior to January 1, 2004 and whose deaths occur after February 28, 2010 and eliminate the death benefit for eligible beneficiaries of certain retirees who retired after December 31, 2003.
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
Medicare Prescription Drug, Improvement and Modernization Act of 2003
CenturyLink sponsors post-retirement health care plans with several benefit options that provide prescription drug benefits that CenturyLink deems actuarially equivalent to or exceeding Medicare Part D. CenturyLink recognizes the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of its post-retirement benefit obligation and net periodic post-retirement benefit expense.

Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $217 million, $204 million and $223 million for the years ended December 31, 2015, 2014 and 2013, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees' group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.
401(k) Plan
CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $43 million, $47 million and $49 million in expense related to these plans for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred Compensation Plans
CenturyLink sponsors non-qualified unfunded deferred compensation plans for various groups that includes certain of our current and former highly compensated employees. The plans are frozen and participants can no longer defer compensation to these plans. The value of the assets and liabilities related to these plans is not significant.

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
For the years ended December 31, 2015, 2014 and 2013, we were allocated a share-based compensation expense of approximately $21 million, $21 million and $17 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $8 million, $8 million and $7 million, respectively, during the years ended December 31, 2015, 2014 and 2013, respectively.

(9)	Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of communications services, including local voice, high-speed Internet, private line (including special access), network access, Ethernet, information technology, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily high-speed Internet, private line (including special access), Ethernet, Verizon Wireless and other ancillary services;

•
Legacy services, which include primarily local voice, Integrated Services Digital Network ("ISDN") services (which use regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of CAF support payments, USF support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Strategic services	$3,433	3,429	3,342
Legacy services	2,777	2,987	3,208
Affiliates and other services	2,754	2,422	2,203
Total operating revenues	$8,964	8,838	8,753
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues, aggregated approximately $147 million, $151 million and $154 million for the years ended December 31, 2015, 2014 and 2013, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
In 2013, CenturyLink filed an amended 2009 consolidated federal income tax return primarily to report the carryforward impact of prior year settlements. The refund for the 2009 amended return filed in 2013 was received in 2014. In 2014, CenturyLink filed an amended consolidated federal income tax return for 2010. The refund claim filed for 2010 was accepted by the IRS, and the refund was received in 2015. The 2010 amended return released certain general business credits that were required to be carried back to 2009. As a result, a subsequent 2009 federal amended return was filed in 2014 to reflect the carrybacks from 2010. The 2009 refund claim filed in 2014 was accepted by the IRS and the refund was received in 2015. Beginning with the 2012 tax year, CenturyLink's federal consolidated returns are subject to annual examination by the IRS.
Our open income tax years by major jurisdiction are as follows at December 31, 2015:

Jurisdiction	Open Tax Years
Federal	2012—current
State
Arizona	2010—current
Florida	2010—current
Other states	2011—current
Since the period for assessing additional liability typically begins upon the filing of a return, it is possible that certain jurisdictions could assess tax for years prior to the open tax years disclosed above. Additionally, it is possible that certain jurisdictions in which we do not believe we have an income tax filing responsibility, and accordingly did not file a return, may attempt to assess a liability, or other jurisdictions to which we pay taxes may attempt to assert that we owe additional taxes.
As of December 31, 2015, 2014, and 2013, we had no liability for interest related to uncertain tax positions. We did not record a liability for interest related to uncertain tax positions for the year ended December 31, 2015. We made no accrual for penalties related to income tax positions.
Income Tax Expense
The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income tax expense:
Current tax provision:
Federal and foreign	$734	738	653
State and local	114	129	101
Total current tax provision	848	867	754
Deferred tax expense:
Federal and foreign	(170)	(209)	(125)
State and local	(19)	(19)	(27)
Total deferred tax expense	(189)	(228)	(152)
Income tax expense	$659	639	602

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2015	2014	2013
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes-net of federal effect	3.6%	4.0%	3.1%
Other	(0.6)%	0.7%	0.3%
Effective income tax rate	38.0%	39.7%	38.4%
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,431)	(1,380)
Intangibles assets	(1,153)	(1,449)
Receivable from an affiliate due to pension plan participation	(460)	(500)
Other	(59)	(52)
Total deferred tax liabilities	(3,103)	(3,381)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	921	998
Debt premiums	21	36
Other	277	274
Total deferred tax assets	1,219	1,308
Valuation allowance on deferred tax assets	(12)	(12)
Net deferred tax assets	1,207	1,296
Net deferred tax liabilities	$(1,896)	(2,085)
At December 31, 2015, we have established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized.
Other Income Tax Information
We paid $848 million, $861 million and $750 million to QSC related to income taxes in the years ended December 31, 2015, 2014 and 2013, respectively.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations and unamortized debt issuance costs, as well as the input levels used to determine the fair values:

		As of December 31, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding capital lease and other obligations)	2	$7,222	7,456	7,237	7,702

(13)	Stockholder's Equity
Common Stock
We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.
In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.
Dividends
We declared the following cash dividend to QSC:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cash dividend declared to QSC	$1,350	1,400	1,325
Cash dividend paid to QSC	1,350	1,400	1,325
The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

(14)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2015
Operating revenues	$2,217	2,222	2,287	2,238	8,964
Operating income	545	521	572	622	2,260
Income tax expense	167	152	171	169	659
Net income	247	238	268	321	1,074

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2014
Operating revenues	$2,211	2,206	2,198	2,223	8,838
Operating income	542	546	528	496	2,112
Income tax expense	160	162	156	161	639
Net income	253	256	245	216	970
During the third quarter of 2015, we recognized an incremental $64 million of revenue associated with the FCC's CAF Phase 2 support program, and an additional incremental $31 million in the fourth quarter of 2015.

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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of whom are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, we are prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
We are among hundreds of defendants nationwide in dozens of lawsuits filed by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. These lawsuits involving us and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. In November 2015, the Court dismissed the plaintiffs' federal law claims and granted them leave to file state law claims, if any. Some of the defendants, including us, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
The outcome of these disputes and suits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the Securities and Exchange Commission. Because we are not a party to any of the matters, we have not accrued any liabilities for the matters.
We are subject to various federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $100,000 in fines and penalties.
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
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Assets acquired through capital leases	$10	3	—
Depreciation expense	19	32	42
Cash payments towards capital leases	20	32	40

	As of December 31,
	2015	2014
	(Dollars in millions)
Assets included in property, plant and equipment	$66	137
Accumulated depreciation	55	108
The future annual minimum payments under capital lease arrangements as of December 31, 2015 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2016	$8
2017	4
2018	4
2019	2
2020	—
2021 and thereafter	5
Total minimum payments	23
Less: amount representing interest and executory costs	(7)
Present value of minimum payments	16
Less: current portion	(6)
Long-term portion	$10

Operating Leases
We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2015, 2014 and 2013, our gross rental expense was $75 million, $79 million and $83 million, respectively. We also received sublease rental income for the years ended December 31, 2015, 2014 and 2013 of $4 million, $4 million and $4 million, respectively.
At December 31, 2015, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2016	$56
2017	50
2018	45
2019	37
2020	32
2021 and thereafter	52
Total future minimum payments(1)	$272
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $30 million due in the future under non-cancelable subleases.
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $132 million at December 31, 2015. Of this amount, we expect to purchase $73 million in 2016, $53 million in 2017 through 2018, $6 million in 2019 through 2020 and none in 2021 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2015.

(16)	Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2015	2014
	(Dollars in millions)
Prepaid expenses	$46	45
Other	77	80
Total other current assets	$123	125
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of December 31,
	2015	2014
	(Dollars in millions)
Accounts payable	$369	464
Included in accounts payable at December 31, 2015 and 2014, were $29 million and $44 million, respectively, associated with capital expenditures.

(17)	Labor Union Contracts
Approximately 11,000, or 50%, of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW") and are subject to collective bargaining agreements that expire in 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.
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
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2015.
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
Fees Paid to the Independent Registered Public Accounting Firm
QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2015 and 2014 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Audit fees	$2,910	2,825
Audit-related fees	—	—
Total fees	$2,910	2,825
KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2015 or 2014.
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

b.
Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on April 13, 2009).

c.
Seventh Supplemental Indenture, dated as of June 8, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 7, 2011).

d.
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).

e.
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

f.
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

g.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

h.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

i.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

j.
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
k.
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2016.

QWEST CORPORATION
By:	/s/ David D. Cole
David D. Cole
Executive Vice President, Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ Glen F. Post, III	Chief Executive Officer and President (Principal Executive Officer)
Glen F. Post, III

/s/ R. Stewart Ewing, Jr.	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
R. Stewart Ewing, Jr.

/s/ Stacey W. Goff	Director
Stacey W. Goff