Form 10-Q
period 2016-03-31
QWEST CORP
filed 2016-05-09
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 9, 2016, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,599	1,636
Operating revenues - affiliates	654	581
Total operating revenues	2,253	2,217
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	708	692
Selling, general and administrative	250	270
Operating expenses - affiliates	251	248
Depreciation and amortization	419	462
Total operating expenses	1,628	1,672
OPERATING INCOME	625	545
OTHER (EXPENSE) INCOME
Interest expense	(121)	(118)
Interest expense - affiliates, net	(14)	(13)
Other income, net	2	—
Total other expense, net	(133)	(131)
INCOME BEFORE INCOME TAX EXPENSE	492	414
Income tax expense	188	167
NET INCOME	$304	247
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
NET INCOME	$304	247
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment, net of $— and $— tax	(3)	—
Other comprehensive loss	(3)	—
COMPREHENSIVE INCOME	$301	247
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	3
Accounts receivable, less allowance of $49 and $47	676	688
Advances to affiliates	1,186	788
Other	146	123
Total current assets	2,012	1,602
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,379	12,182
Accumulated depreciation	(4,974)	(4,808)
Net property, plant and equipment	7,405	7,374
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $3,408 and $3,264	2,291	2,435
Other intangible assets, less accumulated amortization of $1,432 and $1,383	577	613
Other, net	92	92
Total goodwill and other assets	12,314	12,494
TOTAL ASSETS	$21,731	21,470
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$243	242
Accounts payable	445	369
Note payable - affiliate	855	855
Accrued expenses and other liabilities
Salaries and benefits	145	211
Income and other taxes	220	189
Other	187	135
Current affiliate obligations, net	96	97
Advance billings and customer deposits	326	324
Total current liabilities	2,517	2,422
LONG-TERM DEBT	7,218	6,997
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	124	137
Deferred income taxes, net	1,878	1,896
Affiliate obligations, net	1,030	1,051
Other	56	60
Total deferred credits and other liabilities	3,088	3,144
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(1,139)	(1,143)
Total stockholder's equity	8,908	8,907
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,731	21,470
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$304	247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	462
Deferred income taxes	(18)	(93)
Provision for uncollectible accounts	23	23
Net long-term debt issuance costs and premium amortization	(4)	(6)
Changes in current assets and liabilities:
Accounts receivable	(11)	8
Accounts payable	78	36
Accrued income and other taxes	31	33
Other current assets and liabilities, net	(55)	12
Other current assets and liabilities - affiliates, net	14	13
Changes in other noncurrent assets and liabilities, net	(17)	(6)
Changes in affiliate obligations, net	(22)	(2)
Other, net	5	—
Net cash provided by operating activities	747	727
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(271)	(260)
Changes in advances to affiliates	(398)	(260)
Net cash used in investing activities	(669)	(520)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	227	99
Payments of long-term debt	(4)	(6)
Dividends paid to Qwest Services Corporation	(300)	(300)
Net cash used in financing activities	(77)	(207)
Net increase in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	3	6
Cash and cash equivalents at end of period	$4	6
Supplemental cash flow information:
Income taxes paid, net	$(206)	(261)
Interest paid (net of capitalized interest of $4 and $5)	$(101)	(99)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	—	—
Other comprehensive loss	(3)	—
Balance at end of period	(3)	—
ACCUMULATED DEFICIT
Balance at beginning of period	(1,143)	(867)
Net income	304	247
Dividends declared to Qwest Services Corporation	(300)	(300)
Balance at end of period	(1,139)	(920)
TOTAL STOCKHOLDER'S EQUITY	$8,908	9,130
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
Our consolidated balance sheet as of December 31, 2015, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. Transactions with our non-consolidated affiliates (referred to herein as affiliates) have not been eliminated.
Connect America Fund
In 2015, CenturyLink accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. During the first quarter of 2016, we recorded $24 million more revenue than in the first quarter of 2015 for the 13 states. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Share-based Compensation
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective for us as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We have not determined when we will implement this standard or if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payment and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. These provisions would not have had a material impact on our previously issued financial statements; however, this is not necessarily representative of future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We have not yet decided when we will adopt ASU 2016-02 or which practical expedient options we will elect. We are currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we cannot provide any estimate of the impact of adopting ASU 2016-02.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs and we defer contract fulfillment costs only up to the extent of any revenue deferred.
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying ASU 2014-09 and are assessing the impact this standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting ASU 2014-09.

(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of March 31, 2016	As of December 31, 2015
			(Dollars in millions)
Senior notes	6.125% - 8.375%	2016 - 2056	$7,464	7,229
Term loan	2.190%	2025	100	100
Capital lease and other obligations	Various	Various	17	17
Unamortized premiums, net			11	16
Unamortized debt issuance costs			(131)	(123)
Total long-term debt			7,461	7,239
Less current maturities			(243)	(242)
Long-term debt, excluding current maturities			$7,218	6,997
Note payable - affiliate	6.758%	2022	$855	855
New Issuance
In January 2016, QC issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $855 million was outstanding as of March 31, 2016. As of March 31, 2016, the weighted average interest rate was 6.758%. As of March 31, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2016, $19 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
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
As of March 31, 2016, we believe we were in compliance with the provisions and covenants of our debt agreements.
Subsequent Events
On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,444	7,704	7,222	7,456
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

From time to time, we may change the categorization of our products and services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Strategic services	$859	857
Legacy services	655	712
Affiliates and other services	739	648
Total operating revenues	$2,253	2,217
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated approximately $38 million and $37 million for the three months ended March 31, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
Pending Matters
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
Other Proceedings and Disputes
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of whom are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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
(6) Dividends
During the three months ended March 31, 2016, we declared and paid dividends of $300 million to our direct parent company, Qwest Services Corporation. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$62	46
Other	84	77
Total other current assets	$146	123
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$445	369
Included in accounts payable at March 31, 2016 and December 31, 2015, were $26 million and $29 million, respectively, associated with capital expenditures.

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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

From time to time, we may change the categorization of our products and services.

At March 31, 2016, we operated approximately 6.9 million access lines and served approximately 3.6 million high-speed Internet subscribers. Our methodology for counting access lines and high-speed Internet subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as high-speed Internet and video services, from higher margin legacy services. Revenues from our strategic services represented 38% and 39% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. During 2015, we experienced price compression due to competition, which negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our high-speed Internet services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our high-speed Internet services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our high-speed Internet services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Additionally, we face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers;

•
Legacy services. Revenues from our legacy services represented 29% and 32% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as high-speed Internet, video and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Operating revenues	$2,253	2,217
Operating expenses	1,628	1,672
Operating income	625	545
Other expense, net	(133)	(131)
Income tax expense	188	167
Net income	$304	247
The following table summarizes our access lines, high-speed Internet subscribers and number of employees:

	As of March 31,		Increase/ (Decrease)	% Change
	2016	2015
	(in thousands)
Operational metrics:
Total access lines (1)	6,924	7,271	(347)	(5)%
Total high-speed Internet subscribers (1)	3,556	3,558	(2)	—%
Total employees	22.8	22.8	—	—%
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
Operating Revenues
The following table summarizes our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$859	857	2	—%
Legacy services	655	712	(57)	(8)%
Affiliates and other services	739	648	91	14%
Total operating revenues	$2,253	2,217	36	2%
Strategic Services
Strategic services revenues increased by $2 million, or less than 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in our strategic services revenue was primarily due to price increases for high-speed Internet services, volume increases in Ethernet services and price increases for other services, which were substantially offset by volume decreases in our private line services revenues.
Legacy Services
Legacy services revenues decreased by $57 million, or 8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decline in our legacy services revenues was the result of lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution.

Affiliates and Other Services
Affiliates and other services revenues increased by $91 million, or 14%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in our affiliates and other services revenues was primarily due to the additional revenue recorded under the FCC's CAF Phase 2 high-cost support program and increases in volume and in the rates we charge for our support services we provided to affiliates. For additional information about the impact of the CAF Phase 2 program, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$708	692	16	2%
Selling, general and administrative	250	270	(20)	(7)%
Operating expenses - affiliates	251	248	3	1%
Depreciation and amortization	419	462	(43)	(9)%
Total operating expenses	$1,628	1,672	(44)	(3)%
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
Cost of services and products (exclusive of depreciation and amortization) increased by $16 million, or 2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in our cost of services and products (exclusive of depreciation and amortization) was primarily due to increases in facility cost and allocated corporate costs from affiliates, which were partially offset by reductions in salaries and wages and professional fees.
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
Selling, general and administrative expenses decreased by $20 million, or 7%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages, employee benefits expense and professional fees.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates increased by $3 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in operating expense - affiliates was primarily due to an increase in the rates we are charged for support services and higher levels of services provided to us by affiliates.

Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$222	240	(18)	(8)%
Amortization	197	222	(25)	(11)%
Total depreciation and amortization	$419	462	(43)	(9)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $18 million, or 8%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The depreciation expense related to our plant for the three months ended March 31, 2016 was lower than the depreciation expense for the three months ended March 31, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since March 31, 2015.
Amortization expense decreased by $25 million, or 11%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in amortization expense was primarily due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(121)	(118)	3	3%
Interest expense - affiliate	(14)	(13)	1	8%
Other income, net	2	—	2	100%
Total other expense, net	$(133)	(131)	2	2%
Income tax expense	$188	167	21	13%
Interest Expense
Interest expense increased by $3 million, or 3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase in interest expense was primarily due to slightly higher average debt outstanding. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense remained substantially unchanged for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Income Tax Expense
Income tax expense for the three months ended March 31, 2016 was $188 million, or an effective tax rate of 38.2%, compared to $167 million, or an effective tax rate of 40.3%, for the three months ended March 31, 2015. The 2016 rate includes the effect of changes in state apportionment factors. The 2015 rate includes the effect of regulatory fines associated with a 911 system outage and state tax rate changes.

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
At March 31, 2016, we had a working capital deficit of $505 million, reflecting current liabilities of $2.517 billion and current assets of $2.012 billion, compared to a working capital deficit of approximately $820 million as of December 31, 2015. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink’s consolidated capital investment is influenced by, among other things, demand for CenturyLink’s services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements discussed below). Based on the type and volume of services we provide, approximately 38% to 43% of CenturyLink’s annual consolidated capital expenditures have been attributed over the last couple of years to us for use in our operations. For more information on CenturyLink’s total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
Debt and Other Financing Arrangements
Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors. We have no debt maturities due during the remainder of 2016.
As of the date of this report, the credit ratings for our senior unsecured debt were as follows:

Agency	Credit Ratings
Standard & Poor's	BBB-
Moody's Investors Service, Inc. (1)	Ba1
Fitch Ratings	BBB-
____________________________________________________________________________

(1)	On March 15, 2016, Moody's Investors Service, Inc. downgraded CenturyLink's rating from Ba2 to Ba3 and downgraded Qwest Corporation's rating from Baa3 to Ba1.

Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink's and our access to debt capital or further raise CenturyLink's and our borrowing costs. Additional downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink's borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of March 31, 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $855 million was outstanding as of March 31, 2016. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of March 31, 2016, the weighted average interest rate was 6.758%. As of March 31, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of March 31, 2016, $19 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
Dividends
We periodically pay dividends to our direct parent company. See Note 6—Dividends and the discussion above under the heading "Overview".
Pension and Post-retirement Benefit Obligations
CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2015, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and post-retirement benefit plans was $2.277 billion and $3.374 billion, respectively. For additional information about CenturyLink's pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of CenturyLink's Annual Report on Form 10-K for the year ended December 31, 2015, and see Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of the same report.
A substantial portion of our active and retired employees participate in CenturyLink's qualified Combined Pension Plan and post-retirement benefit plans. On December 31, 2014, the Qwest Communications International Inc. ("QCII") pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the three months ended March 31, 2016, we made a settlement payment of $24 million to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ending December 31, 2016, we expect to make a settlement payment of $97 million to QCII on our affiliate obligations, net balance.
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
Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect our funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.
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
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of high-speed Internet services in rural areas. For various reasons, we failed to meet certain broadband deployment requirements by specified deadlines, but we are currently engaged in discussions with the FCC on possible courses of action, which includes our request for relief and an extension of the deadlines. If the FCC does not grant us relief, we anticipate that we will be requested to refund a substantial portion of the $15 million in funding we received. As of March 31, 2016, we have included approximately $10 million of CAF 1 Round 2 funding in other current liabilities and the remaining approximately $5 million of funding in other noncurrent liabilities on our consolidated balance sheet.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$747	727	20
Net cash used in investing activities	(669)	(520)	149
Net cash used in financing activities	(77)	(207)	(130)
Net cash provided by operating activities increased by $20 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in net income (which was directly impacted by the cash received from the CAF Phase 2 support program, which was $24 million greater than the cash we received in the first quarter of 2015) adjusted for non-cash items and a positive variance in the change in accounts payable offset by a negative variance in the change in other current assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above.

Net cash used in investing activities increased by $149 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a negative variance in the change in the amount of funds advanced to our affiliates and a slight increase in payments for property, plant and equipment.
Net cash used in financing activities decreased by $130 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in the amount of proceeds from debt issuance. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
In January 2016, QC issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Other Matters
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. In light of pending litigation, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations; however, we currently expect that they will negatively impact our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"). Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of March 31, 2016.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2016.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 or (iii) discussed under the heading "Market Risk" above.

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

In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt payments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn affect our business and liquidity; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink); changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this Quarterly Report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this information pursuant to General Instruction H(2).
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 5—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this report and our subsequent filings with the SEC, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has limited the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and CenturyLink's networks. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
As of March 31, 2016, approximately 50% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
For additional information about our business and operations, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide voice and high-speed Internet infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
Although the primary judicial challenges to the 2011 order have been resolved in the FCC's favor, petitions asking that the FCC reconsider certain aspects of the 2011 order remain pending and, as a result, future judicial challenges on related issues remain possible. Such proceedings could still cause parts of the 2011 order to be altered or delayed. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their rates and support programs. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
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
Any adverse outcome in any material litigation of CenturyLink or its affiliates could have a material adverse impact on our financial condition and operating results, on the trading price of our debt securities and on our ability to access the capital markets.
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels expose us to a broad range of risks.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of March 31, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized premiums, net, and unamortized debt issuance costs, was approximately $7.581 billion (excluding our note payable - affiliate of $855 million), which was included in CenturyLink's consolidated long-term debt of approximately $20.338 billion as of that date. As of the date of this report, approximately $3.085 billion aggregate principal amount of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $735 million of our debt securities, is scheduled to mature prior to March 31, 2019. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 5—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 8—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
As noted above in Item 2 of Part I of this report, our long-term debt is currently rated BBB- by Standard and Poor's Ratings Services and BBB- by Fitch Ratings, (i) both of which are the lowest investment grade ratings issued by each of these agencies and (ii) rated Ba1 by Moody's Investors Services, which is a non-investment grade rating. If either Standard and Poor's Rating Services or Fitch Ratings assigned us a non-investment grade, we would no longer be viewed as an "investment grade" issuer and would lose the benefits attendant thereto. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As noted elsewhere in this report, we committed to spend substantial sums to construct infrastructure in connection with our participation in the FCC's CAF Phase 2 program. In addition, as discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses has placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or as needed to meet CAF Phase 2 infrastructure requirements, we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
A substantial amount of our employees participate in a qualified pension plan sponsored by CenturyLink that has assumed the obligations under QCII's predecessor pension plan.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
As of March 31, 2016, approximately 56% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
For information on risk faced by CenturyLink that could weaken its financial position (and thereby indirectly impact us), see the risk factor disclosures set forth in CenturyLink's annual and quarterly reports filed with the SEC.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.(1)

Exhibit Number		Description
3.1
Amended and restated Articles of Incorporation of Qwest Corporation (incorporated by reference to Exhibit 3.1 of Qwest Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-03040) filed with the Securities and Exchange Commission on May 13, 2013).

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

n.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity and (vi) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2016.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)