Form 10-Q
period 2016-06-30
QWEST CORP
filed 2016-08-05
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 5, 2016, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,573	1,618	3,172	3,254
Operating revenues - affiliates	650	604	1,304	1,185
Total operating revenues	2,223	2,222	4,476	4,439
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	731	743	1,439	1,435
Selling, general and administrative	235	256	485	526
Operating expenses - affiliates	231	238	482	486
Depreciation and amortization	424	464	843	926
Total operating expenses	1,621	1,701	3,249	3,373
OPERATING INCOME	602	521	1,227	1,066
OTHER (EXPENSE) INCOME
Interest expense	(120)	(119)	(241)	(237)
Interest expense - affiliates, net	(15)	(13)	(29)	(26)
Other income, net	—	1	2	1
Total other expense, net	(135)	(131)	(268)	(262)
INCOME BEFORE INCOME TAX EXPENSE	467	390	959	804
Income tax expense	179	152	367	319
NET INCOME	$288	238	592	485
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
NET INCOME	$288	238	592	485
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment, net of $—, $—, $— and $— tax	3	—	—	—
Other comprehensive income	3	—	—	—
COMPREHENSIVE INCOME	$291	238	592	485
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	3
Accounts receivable, less allowance of $48 and $47	688	688
Advances to affiliates	811	788
Other	148	123
Total current assets	1,651	1,602
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,619	12,182
Accumulated depreciation	(5,182)	(4,808)
Net property, plant and equipment	7,437	7,374
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $3,549 and $3,264	2,150	2,435
Other intangible assets, less accumulated amortization of $1,435 and $1,383	539	613
Other, net	98	92
Total goodwill and other assets	12,141	12,494
TOTAL ASSETS	$21,229	21,470
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$509	242
Accounts payable	350	369
Note payable - affiliate	884	855
Accrued expenses and other liabilities
Salaries and benefits	186	211
Income and other taxes	165	189
Other	146	135
Current affiliate obligations, net	94	97
Advance billings and customer deposits	322	324
Total current liabilities	2,656	2,422
LONG-TERM DEBT	6,726	6,997
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	123	137
Deferred income taxes, net	1,861	1,896
Affiliate obligations, net	1,003	1,051
Other	61	60
Total deferred credits and other liabilities	3,048	3,144
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,251)	(1,143)
Total stockholder's equity	8,799	8,907
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,229	21,470
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$592	485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843	926
Deferred income taxes	(35)	(180)
Provision for uncollectible accounts	40	39
Net long-term debt issuance costs and premium amortization	(7)	(11)
Accrued interest on affiliate note	29	31
Changes in current assets and liabilities:
Accounts receivable	(40)	8
Accounts payable	(20)	30
Accrued income and other taxes	(24)	(14)
Other current assets and liabilities, net	(40)	(34)
Other current assets and liabilities - affiliates, net	—	(4)
Changes in other noncurrent assets and liabilities, net	(11)	(23)
Changes in affiliate obligations, net	(51)	(4)
Other, net	8	5
Net cash provided by operating activities	1,284	1,254
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(546)	(564)
Changes in advances to affiliates	(23)	(383)
Net cash used in investing activities	(569)	(947)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	227	99
Payments of long-term debt	(241)	(106)
Dividends paid to Qwest Services Corporation	(700)	(300)
Net cash used in financing activities	(714)	(307)
Net increase in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	3	6
Cash and cash equivalents at end of period	$4	6
Supplemental cash flow information:
Income taxes paid, net	$(401)	(379)
Interest paid (net of capitalized interest of $8 and $9)	$(249)	(247)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,143)	(867)
Net income	592	485
Dividends declared to Qwest Services Corporation	(700)	(300)
Balance at end of period	(1,251)	(682)
TOTAL STOCKHOLDER'S EQUITY	$8,799	9,368
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
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues. See Note 4—Products and Services Revenues for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Connect America Fund
In 2015, CenturyLink accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. Of these amounts, approximately $150 million per year is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We recorded $24 million and $48 million more in revenue for the three and six months ended June 30, 2016, respectively, than in the comparable periods for 2015 with respect to our 13 states. We received a substantial one-time cumulative catch-up payment related to the first half of 2015 from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our "affiliate and other services" revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting" (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective for us as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We have not determined when we will implement this standard or if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. These provisions would not have had a material impact on our previously issued financial statements; however, this is not necessarily representative of future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
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

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying ASU 2014-09 and are assessing the impact this standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting ASU 2014-09.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of June 30, 2016	As of December 31, 2015
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2017 - 2056	$7,229	7,229
Term loan	2.220%	2025	100	100
Capital lease and other obligations	Various	Various	28	17
Unamortized premiums, net			8	16
Unamortized debt issuance costs			(130)	(123)
Total long-term debt			7,235	7,239
Less current maturities			(509)	(242)
Long-term debt, excluding current maturities			$6,726	6,997
Note payable - affiliate	6.795%	2022	$884	855
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
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $884 million was outstanding as of June 30, 2016. As of June 30, 2016, the weighted average interest rate was 6.795%. As of June 30, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2016, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
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
As of June 30, 2016, we believe we were in compliance with the provisions and covenants of our debt agreements.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,207	7,579	7,222	7,456
(4) Products and Services Revenues
We are an integrated communications company engaged primarily in providing an array of services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are now more closely aligned with our legacy services than with our strategic services. As a result, we now reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $209 million and $426 million (net of $1 million and $2 million of deferred revenue included in affiliate and other services) for the three and six months ended June 30, 2015, respectively.

We now categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of CAF support payments, USF support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Strategic services	$674	650	1,345	1,291
Legacy services	814	904	1,658	1,833
Affiliates and other services	735	668	1,473	1,315
Total operating revenues	$2,223	2,222	4,476	4,439
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated approximately $38 million for each of the three months ended June 30, 2016 and 2015, respectively, and approximately $76 million and $75 million for the six months ended June 30, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "affiliate and other services" revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(5) Commitments and Contingencies
Pending Matters
Subsidiaries of CenturyLink, Inc., including us, are among hundreds of companies in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the District of Northern Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, three IXCs, Sprint Communications Company L.P. ("Sprint"), affiliates of Verizon Communications Inc. ("Verizon") and affiliates of Level 3 Communications LLC ("Level 3"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges. In addition, Level 3 has ceased paying switched access charges on these calls.

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. Since then, many of the LECs and IXCs have filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants, including us, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
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
CenturyLink, Inc. and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As an indirect wholly-owned subsidiary of CenturyLink, Inc., our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink, Inc.'s quarterly and annual reports filed with the Securities and Exchange Commission. Because we are not a party to any of the matters, we have not accrued any liabilities for the matters.
(6) Dividends
During the six months ended June 30, 2016, we declared and paid dividends of $700 million to our direct parent company, Qwest Services Corporation. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.
(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$70	46
Other	78	77
Total other current assets	$148	123

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$350	369
Included in accounts payable at both June 30, 2016 and December 31, 2015, was $29 million associated with capital expenditures.

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
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
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
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are now more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 4—Products and Services Revenues, these operating revenues are now reflected as legacy services.
We now categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At June 30, 2016, we operated approximately 6.8 million access lines and served approximately 3.5 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 30% and 29% of our total revenues for both the three and six months ended June 30, 2016 and 2015, respectively. We continue to experienced price compression due to competition, which negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers;

•
Legacy services. Revenues from our legacy services represented 37% and 41% of our total revenues for the three and six months ended June 30, 2016 and 2015, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband and video. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins due to the related discounts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations
The following table summarizes the results of our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Operating revenues	$2,223	2,222	4,476	4,439
Operating expenses	1,621	1,701	3,249	3,373
Operating income	602	521	1,227	1,066
Other expense, net	(135)	(131)	(268)	(262)
Income tax expense	179	152	367	319
Net income	$288	238	592	485
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(in thousands)
Operational metrics:
Total access lines (1)	6,808	7,184	(376)	(5)%
Total broadband subscribers (1)	3,516	3,556	(40)	(1)%
Total employees	22.9	22.5	0.4	2%
_______________________________________________________________________________
(1) Access lines are lines reaching from the customers' premises to a connection with the public network and broadband subscribers are customers that purchase broadband connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.
Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$674	650	24	4%
Legacy services	814	904	(90)	(10)%
Affiliates and other services	735	668	67	10%
Total operating revenues	$2,223	2,222	1	—%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$1,345	1,291	54	4%
Legacy services	1,658	1,833	(175)	(10)%
Affiliates and other services	1,473	1,315	158	12%
Total operating revenues	$4,476	4,439	37	1%

Strategic Services
Strategic services revenues increased by $24 million, or 4%, and increased by $54 million, or 4%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The increase in our strategic services revenues for both periods was primarily due to price increases for broadband services, volume increases in Ethernet services and price increases for other services.
Legacy Services
Legacy services revenues decreased by $90 million, or 10%, and decreased by $175 million, or 10%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The decline in our legacy services revenues for both periods was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including special access) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $67 million, or 10%, and increased by $158 million, or 12%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The increase in our affiliates and other services revenues for both periods was primarily due to increases in the volume and in the rates we charge for the support services we provided to affiliates and to the additional revenue recorded under the FCC's CAF Phase 2 support program. We recorded $24 million and $48 million more in revenue for the three and six months ended June 30, 2016, respectively, than for the three and six months ended June 30, 2015, with respect to our 13 CAF Phase 2 states. We received a substantial one-time cumulative catch-up payment related to the first half of 2015 from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our other operating revenues for the full year 2016 when compared to the full year 2015.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$731	743	(12)	(2)%
Selling, general and administrative	235	256	(21)	(8)%
Operating expenses - affiliates	231	238	(7)	(3)%
Depreciation and amortization	424	464	(40)	(9)%
Total operating expenses	$1,621	1,701	(80)	(5)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,439	1,435	4	—%
Selling, general and administrative	485	526	(41)	(8)%
Operating expenses - affiliates	482	486	(4)	(1)%
Depreciation and amortization	843	926	(83)	(9)%
Total operating expenses	$3,249	3,373	(124)	(4)%

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
Cost of services and products (exclusive of depreciation and amortization) decreased by $12 million, or 2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in our cost of services and products was primarily due to decreases in employee benefits expense, professional fees and contract labor costs, which were partially offset by increases in facility costs and network expense. Cost of services and products (exclusive of depreciation and amortization) increased by $4 million, or less than 1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in our cost of services and products was primarily due to increases in facility costs and allocated corporate costs from affiliates, which were substantially offset by decreases in salaries and wages and related employee benefits expense (driven by increases in the amount of labor capitalized and allocated to our affiliates), professional fees and contract labor costs.
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
Selling, general and administrative expenses decreased by $21 million, or 8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in our selling, general and administrative expenses was primarily due to decreases in salaries and wages and related employee benefits expense (driven by increases in the amount of labor capitalized and allocated to our affiliates), contract labor costs and property and other taxes, which were partially offset by an increase in external commissions. Selling, general and administrative expenses decreased by $41 million, or 8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in our selling, general and administrative expenses was primarily due to decreases in salaries and wages and related employee benefits expense (driven by increases in the amount of labor capitalized and allocated to our affiliates), contract labor costs, property and other taxes and regulatory fines of $15 million associated with a 911 system outage in 2015, which were partially offset by an increase in external commissions.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates decreased by $7 million, or 3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $4 million, or 1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in operating expenses - affiliates for both periods was primarily due to decreases in level of services provided to us by our affiliates.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$230	244	(14)	(6)%
Amortization	194	220	(26)	(12)%
Total depreciation and amortization	$424	464	(40)	(9)%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$452	484	(32)	(7)%
Amortization	391	442	(51)	(12)%
Total depreciation and amortization	$843	926	(83)	(9)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $14 million, or 6%, and decreased by $32 million, or 7%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The depreciation expense related to our plant for the six months ended June 30, 2016 was lower than the depreciation expense for the six months ended June 30, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since June 30, 2015.
Amortization expense decreased by $26 million, or 12%, and decreased by $51 million, or 12%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The decrease in amortization expense for both periods was primarily due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(120)	(119)	1	1%
Interest expense - affiliate	(15)	(13)	2	15%
Other income, net	—	1	(1)	100%
Total other expense, net	$(135)	(131)	4	3%
Income tax expense	$179	152	27	18%

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(241)	(237)	4	2%
Interest expense - affiliate	(29)	(26)	3	12%
Other income, net	2	1	1	100%
Total other expense, net	$(268)	(262)	6	2%
Income tax expense	$367	319	48	15%
Interest Expense
Interest expense increased by $1 million, or 1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $4 million, or 2%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in interest expense for both periods was primarily due to a reduction in the amount of net premium amortization recorded at acquisition primarily due to the retirement of several issuances of debt during the period. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense increased by $2 million, or 15%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $3 million, or 12%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in affiliate interest expense for both periods was primarily due to the increase in the average amount outstanding on our intercompany revolving indebtedness.
Income Tax Expense
Income tax expense for the three months ended June 30, 2016 was $179 million, or an effective tax rate of 38.3%, compared to $152 million, or an effective tax rate of 39.0%, for the three months ended June 30, 2015. Income tax expense for the six months ended June 30, 2016 was $367 million, or an effective tax rate of 38.3%, compared to $319 million, or an effective tax rate of 39.7%, for the six months ended June 30, 2015. The 2016 rates include the effect of changes in state apportionment factors and research and development credits. The 2015 rates include the effect of regulatory fines associated with a 911 system outage and state tax rate changes.
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

At June 30, 2016, we had a working capital deficit of $1.005 billion, reflecting current liabilities of $2.656 billion and current assets of $1.651 billion, compared to a working capital deficit of approximately $820 million as of December 31, 2015. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
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
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of June 30, 2016, the outstanding principal balance on this term loan was $100 million.

Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $884 million was outstanding as of June 30, 2016. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of June 30, 2016, the weighted average interest rate was 6.795%. As of June 30, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of June 30, 2016, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
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
A substantial portion of our active and retired employees participate in CenturyLink's qualified Combined Pension Plan and post-retirement benefit plans. On December 31, 2014, the Qwest Communications International Inc. ("QCII") pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions to the trust are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the six months ended June 30, 2016, we made a settlement payment of $49 million to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ending December 31, 2016, we expect to make a settlement payment of $97 million to QCII on our affiliate obligations, net balance.
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
Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. Of these amounts, approximately $150 million per year is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect our funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.

As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, CenturyLink received $40 million in funding, $15 million attributed to our service areas, for deployment of broadband services in rural areas. For various reasons, we failed to meet certain broadband deployment requirements by specified deadlines, but we are currently developing alternate solutions, which may satisfy some or all of the requirements. If the FCC does not recognize our alternate deployment plans or grant us an extension of time to fulfill the deployment requirements, we anticipate that we will be requested to refund a substantial portion of the $15 million in funding we received. As of June 30, 2016, we have included approximately $8 million of CAF 1 Round 2 funding in other current liabilities and the remaining approximately $7 million of funding in other noncurrent liabilities on our consolidated balance sheet.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Cash Flows Provided By (Used In)
Net cash provided by operating activities	$1,284	1,254	30
Net cash used in investing activities	(569)	(947)	(378)
Net cash used in financing activities	(714)	(307)	407
Net cash provided by operating activities increased by $30 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase in net income (which was directly impacted by the cash received from the CAF Phase 2 support program, which was $50 million greater than the cash we received in the first six months of 2015) adjusted for non-cash items, which was partially offset by negative variances in the changes in accounts receivable, accounts payable and affiliate obligations, net. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $378 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to a positive variance in the change in the amount of funds advanced to our affiliates.
Net cash used in financing activities increased by $407 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase in the amount of dividends paid to our direct parent company. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
In January 2016, QC issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. For additional information on the terms of QC's 7% Notes due in 2056, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.

Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. In light of pending litigation, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations; however, we currently expect that they will negatively impact our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"). Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of June 30, 2016.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2016.
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
In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension contributions and debt payments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn affect our business and liquidity; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink); changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of terrorism, adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this Quarterly Report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this information pursuant to General Instruction H(2).
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Some of our current and potential competitors (i) offer products or services that are substitutes for our wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) offer shorter installation intervals, allowing customers to begin receiving services sooner after ordering, (v) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (vi) have larger or more diverse networks with greater transmission capacity or other advantages, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to offer higher compensation packages in connection with recruiting and retaining top technological, managerial and operational talent. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of acquisition or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our access lines and network access revenues. We have also experienced a decline in our private line revenues due to our customers' optimization of their networks, industry consolidation, price compression and technological migration to higher-speed services.
We have taken a variety of steps to counter these declines in our legacy services revenues, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
However, for the reasons described elsewhere in this report, most of our strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to our newer strategic product and service offerings. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

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
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
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
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
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
Due to these factors, from time to time in the ordinary course of our business we experience short disruptions in our service, and could experience more significant disruptions in the future.
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
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive broadband customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
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

We also rely on reseller and sales agency arrangements with our affiliates and other communications companies to provide some of the services that we offer to our customers, including video services. As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. Similar to the risks described above regarding our reliance upon other carriers, we could be adversely affected if these communication companies fail to maintain competitive products or services, or fail to continue to make them available to us on attractive terms, or at all.
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
As of June 30, 2016, approximately 49% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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

Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order") intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other broadband services, and re-direct federal universal service funding to foster nationwide voice and broadband infrastructure. The 2011 order provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
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
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In second quarter of 2016, the FCC concluded its special access tariff investigation and initiated a Notice of Proposed Rulemaking ("NPRM") to consider changes in Business Data Services ("BDS") regulation. The results of the special access tariff investigation should not have a material impact on us. Several rules changes are being evaluated in the Business Data Services NPRM that may or may not have a material adverse impact on our financial results. The FCC is considering redefining which markets are subject to BDS regulation, broadband speed thresholds that trigger BDS regulation and potential productivity factors that may be limited to specific services or geographies. Given the inextricably intertwined nature of the issues under review in the BDS rulemaking, we will be unable to determine the NPRM’s impact until a final FCC order is issued. The FCC has signaled its desire to issue a BDS order by year end 2016. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
Our participation in the CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. The amount of these penalties could be material. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
"Open Internet" regulation could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality broadband service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing our legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of June 30, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized premiums, net, and unamortized debt issuance costs, was approximately $7.357 billion (excluding our note payable - affiliate of $884 million), which was included in CenturyLink's consolidated long-term debt of approximately $19.940 billion as of that date. As of the date of this report, approximately $1.946 billion aggregate principal amount of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes approximately $500 million of our debt securities, is scheduled to mature prior to June 30, 2019. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 5—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 8—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
As noted above, if we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all.
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
As of June 30, 2016, approximately 57% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

c.
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).

d.
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

_______________________________________________________________________________

(1)
Certain of the items in Sections 4.1 through 4.3 (j) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this registration, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number		Description
e
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

f.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

g
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

h.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

i.
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

j.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder's Equity and (vi) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)