Form 10-Q
period 2016-09-30
QWEST CORP
filed 2016-11-09
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 9, 2016, there was one share of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$1,554	1,670	4,726	4,924
Operating revenues - affiliates	672	617	1,976	1,802
Total operating revenues	2,226	2,287	6,702	6,726
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	757	734	2,196	2,169
Selling, general and administrative	232	266	717	792
Operating expenses - affiliates	237	249	719	735
Depreciation and amortization	424	466	1,267	1,392
Total operating expenses	1,650	1,715	4,899	5,088
OPERATING INCOME	576	572	1,803	1,638
OTHER (EXPENSE) INCOME
Interest expense	(121)	(119)	(362)	(356)
Interest expense - affiliates, net	(15)	(13)	(44)	(39)
Other expense, net	(26)	(1)	(24)	—
Total other expense, net	(162)	(133)	(430)	(395)
INCOME BEFORE INCOME TAX EXPENSE	414	439	1,373	1,243
Income tax expense	159	171	526	490
NET INCOME	$255	268	847	753
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	3
Accounts receivable, less allowance of $49 and $47	679	688
Advances to affiliates	974	788
Other	135	123
Total current assets	1,795	1,602
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	12,902	12,182
Accumulated depreciation	(5,395)	(4,808)
Net property, plant and equipment	7,507	7,374
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, less accumulated amortization of $3,687 and $3,264	2,012	2,435
Other intangible assets, less accumulated amortization of $1,471 and $1,383	503	613
Other, net	100	92
Total goodwill and other assets	11,969	12,494
TOTAL ASSETS	$21,271	21,470
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$509	242
Accounts payable	377	369
Note payable - affiliate	884	855
Accrued expenses and other liabilities
Salaries and benefits	179	211
Income and other taxes	183	189
Other	175	135
Current affiliate obligations, net	93	97
Advance billings and customer deposits	315	324
Total current liabilities	2,715	2,422
LONG-TERM DEBT	6,749	6,997
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	121	137
Deferred income taxes, net	1,844	1,896
Affiliate obligations, net	983	1,051
Other	55	60
Total deferred credits and other liabilities	3,003	3,144
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,246)	(1,143)
Total stockholder's equity	8,804	8,907
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,271	21,470
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$847	753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,392
Deferred income taxes	(52)	(242)
Provision for uncollectible accounts	58	59
Net long-term debt issuance costs and premium amortization	(8)	(14)
Net loss on early retirement of debt	27	—
Accrued interest on affiliate note	29	31
Changes in current assets and liabilities:
Accounts receivable	(49)	(25)
Accounts payable	(3)	34
Accrued income and other taxes	(6)	13
Other current assets and liabilities, net	(25)	57
Other current assets and liabilities - affiliates, net	15	9
Changes in other noncurrent assets and liabilities, net	(21)	(26)
Changes in affiliate obligations, net	(72)	(5)
Other, net	3	4
Net cash provided by operating activities	2,010	2,040
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(860)	(899)
Changes in advances to affiliates	(186)	(571)
Proceeds from sale of property	7	—
Net cash used in investing activities	(1,039)	(1,470)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,173	495
Payments of long-term debt	(1,190)	(112)
Dividends paid to Qwest Services Corporation	(950)	(950)
Net cash used in financing activities	(967)	(567)
Net increase in cash and cash equivalents	4	3
Cash and cash equivalents at beginning of period	3	6
Cash and cash equivalents at end of period	$7	9
Supplemental cash flow information:
Income taxes paid, net	$(578)	(732)
Interest paid (net of capitalized interest of $13 and $14)	$(353)	(347)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050
Balance at end of period	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,143)	(867)
Net income	847	753
Dividends declared to Qwest Services Corporation	(950)	(950)
Balance at end of period	(1,246)	(1,064)
TOTAL STOCKHOLDER'S EQUITY	$8,804	8,986
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
Connect America Fund
In 2015, CenturyLink accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. Of these amounts, approximately $150 million per year is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time transitional payment of $50 million from the FCC in the third quarter of 2015, of which $42 million was attributable to the first six months of 2015. The transitional payment was designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. Consequently, we do not expect funding from the CAF Phase 2 support program (including the prior USF funding) to materially change our operating revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting" (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We will implement this new standard on its effective date, but we have not determined if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. Although these provisions would not have had a material impact on our previously-issued financial statements, we cannot provide any assurance regarding their future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
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
We are currently evaluating our existing lease accounting systems to determine whether our current systems will support the new accounting requirements or if upgrades or new systems will be required, and we are in the process of developing an implementation plan. We are also currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we cannot provide any estimate of the impact of adopting ASU 2016-02.

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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We have completed our initial assessment of our business and systems requirements and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. We continue to work on developing estimates of the impact of ASU 2014-09 on the timing of our revenue recognition but cannot currently provide a reasonably accurate estimate of its impact.
(2) Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized discounts and premiums, unamortized debt issuance costs and note payable - affiliate, were as follows:

	Interest Rates	Maturities	As of September 30, 2016	As of December 31, 2015
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2017 - 2056	$7,259	7,229
Term loan	2.280%	2025	100	100
Capital lease and other obligations	Various	Various	28	17
Unamortized premiums, net			6	16
Unamortized debt issuance costs			(135)	(123)
Total long-term debt			7,258	7,239
Less current maturities			(509)	(242)
Long-term debt, excluding current maturities			$6,749	6,997
Note payable - affiliate	6.795%	2022	$884	855
New Issuances
On August 22, 2016, QC issued $978 million aggregate principal amount of 6.5% Notes due 2056, including $128 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $946 million. All of the 6.5% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after September 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On January 29, 2016, QC issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
On September 15, 2016, QC redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, QC redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.

On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
Revolving Promissory Note
We are currently indebted to an affiliate of our ultimate parent company, CenturyLink, Inc., under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $884 million was outstanding as of September 30, 2016. As of September 30, 2016, the weighted-average interest rate was 6.795%. As of September 30, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2016, $20 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet. In accordance with the note agreement, all accrued interest and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
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
As of September 30, 2016, we believe we were in compliance with the provisions and covenants of our debt agreements.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$7,230	7,685	7,222	7,456

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
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $201 million and $627 million for the three and nine months ended September 30, 2015, respectively.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of CAF support payments, USF support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Strategic services	$674	651	2,018	1,942
Legacy services	796	890	2,455	2,723
Affiliates and other services	756	746	2,229	2,061
Total operating revenues	$2,226	2,287	6,702	6,726
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $37 million for each of the three months ended September 30, 2016 and 2015, and $113 million and $111 million for the nine months ended September 30, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "affiliates and other services" revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
(6) Dividends
During the nine months ended September 30, 2016, we declared and paid dividends of $950 million to our direct parent company, Qwest Services Corporation. Dividends paid are reflected on our consolidated statements of cash flows as financing activities.

(7) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$66	46
Other	69	77
Total other current assets	$135	123
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$377	369
Included in accounts payable at September 30, 2016 and December 31, 2015, was $39 million and $29 million, respectively, associated with capital expenditures.
(8) Labor Union Contracts
Over 48% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. Approximately 11,000, or 48%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.

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
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 4—Products and Services Revenues, these operating revenues are reflected as legacy services.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

At September 30, 2016, we operated approximately 6.7 million access lines and served approximately 3.5 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 30% and 28% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 30% and 29% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. We continue to experience price compression due to competition, which negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speeds than ours or expanding their advanced wireless data service offerings. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers;

•
Legacy services. Revenues from our legacy services represented 36% and 39% of our total revenues for the three months ended September 30, 2016 and 2015, respectively, and 37% and 40% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services;

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
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Operating revenues	$2,226	2,287	6,702	6,726
Operating expenses	1,650	1,715	4,899	5,088
Operating income	576	572	1,803	1,638
Other expense, net	(162)	(133)	(430)	(395)
Income tax expense	159	171	526	490
Net income	$255	268	847	753
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(in thousands)
Operational metrics:
Total access lines (1)	6,697	7,089	(392)	(6)%
Total broadband subscribers (1)	3,487	3,550	(63)	(2)%
Total employees	23.0	22.2	0.8	4%
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
Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$674	651	23	4%
Legacy services	796	890	(94)	(11)%
Affiliates and other services	756	746	10	1%
Total operating revenues	$2,226	2,287	(61)	(3)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,018	1,942	76	4%
Legacy services	2,455	2,723	(268)	(10)%
Affiliates and other services	2,229	2,061	168	8%
Total operating revenues	$6,702	6,726	(24)	—%

Strategic Services
Strategic services revenues increased by $23 million, or 4%, and increased by $76 million, or 4%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The increase in our strategic services revenues for both periods was primarily due to price increases for broadband services, volume increases in Ethernet services and price increases for other strategic services.
Legacy Services
Legacy services revenues decreased by $94 million, or 11%, and decreased by $268 million, or 10%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decline in our legacy services revenues for both periods was primarily due to lower local voice services revenues due to access line loss and reduced access services usage related to customer migration, competitive pressures and product substitution and to reductions in the volumes of our private line (including special access) services.
Affiliates and Other Services
Affiliates and other services revenues increased by $10 million, or 1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in affiliates and other services revenues was primarily due to increases in volume and in the rates we charge for our support services we provide to affiliates, which were substantially offset by a reduction in revenues associated with the FCC CAF Phase 2 one-time transitional payment received in the third quarter of 2015. See Note 1—Basis of Presentation for additional information on the CAF Phase 2 program. Affiliates and other services revenues increased by $168 million, or 8%, for the nine months ended September 30, 2016, respectively, as compared to the nine months ended September 30, 2015. The increase in affiliates and other services revenues was primarily due to increases in volume and in the rates we charge for our support services we provide to affiliates.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$757	734	23	3%
Selling, general and administrative	232	266	(34)	(13)%
Operating expenses - affiliates	237	249	(12)	(5)%
Depreciation and amortization	424	466	(42)	(9)%
Total operating expenses	$1,650	1,715	(65)	(4)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,196	2,169	27	1%
Selling, general and administrative	717	792	(75)	(9)%
Operating expenses - affiliates	719	735	(16)	(2)%
Depreciation and amortization	1,267	1,392	(125)	(9)%
Total operating expenses	$4,899	5,088	(189)	(4)%

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
Cost of services and products (exclusive of depreciation and amortization) increased by $23 million, or 3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in our cost of services and products was primarily due to increases in professional fees, network expense and allocated corporate costs from affiliates, which were partially offset by reductions in customer premises equipment costs and payment processing fees. Cost of services and products (exclusive of depreciation and amortization) increased by $27 million, or 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in our cost of services and products was primarily due to increases in facility costs, network expense and allocated corporate costs from affiliates, which were partially offset by reductions in professional fees, customer premises equipment costs and payment processing fees.
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
Selling, general and administrative expenses decreased by $34 million, or 13%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, professional fees and property and other taxes, which were partially offset by an increase in insurance costs. Selling, general and administrative expenses decreased by $75 million, or 9%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, professional fees and property and other taxes, which were partially offset by increases in insurance costs and external commissions.
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, in the third quarter of 2016 CenturyLink began planning to reduce its workforce. CenturyLink plans to reduce its workforce by approximately 3,000 employees, initially through voluntary severance packages and the balance through involuntary reductions. CenturyLink plans to recognize in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits that they currently estimate will be between $150 million to $200 million. The reduction in workforce is also expected to impact our headcount and we expect we will incur a significant portion of the severance expense.
Operating Expenses - Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliates expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses - affiliates decreased by $12 million, or 5%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $16 million, or 2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in operating expenses - affiliates for both periods was primarily due to decreases in level of services provided to us by our affiliates.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$233	249	(16)	(6)%
Amortization	191	217	(26)	(12)%
Total depreciation and amortization	$424	466	(42)	(9)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$686	734	(48)	(7)%
Amortization	581	658	(77)	(12)%
Total depreciation and amortization	$1,267	1,392	(125)	(9)%
Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $16 million, or 6%, and decreased by $48 million, or 7%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The depreciation expense related to our plant for the nine months ended September 30, 2016 was lower than the depreciation expense for the nine months ended September 30, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since September 30, 2015.
Amortization expense decreased by $26 million, or 12%, and decreased by $77 million, or 12%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software is lower due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(121)	(119)	2	2%
Interest expense - affiliate	(15)	(13)	2	15%
Other expense, net	(26)	(1)	25	nm
Total other expense, net	$(162)	(133)	29	22%
Income tax expense	$159	171	(12)	(7)%

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(362)	(356)	6	2%
Interest expense - affiliate	(44)	(39)	5	13%
Other expense, net	(24)	—	24	nm
Total other expense, net	$(430)	(395)	35	9%
Income tax expense	$526	490	36	7%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $2 million, or 2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased by $6 million, or 2%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in interest expense for both periods was primarily due to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during the period, which has the effect of increasing interest expense. See Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of Part I of this report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense - Affiliates, Net
Affiliate interest expense increased by $2 million, or 15%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased by $5 million, or 13%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in affiliate interest expense for both periods was primarily due to the increase in the average amount outstanding on our intercompany revolving indebtedness.
Other Expense, Net
Other expense, net increased by $25 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and increased by $24 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in the other expense, net for both periods was primarily due to losses on early retirement of debt.
Income Tax Expense
Income tax expense for the three months ended September 30, 2016 was $159 million, or an effective tax rate of 38.4%, compared to $171 million, or an effective tax rate of 39.0%, for the three months ended September 30, 2015. Income tax expense for the nine months ended September 30, 2016 was $526 million, or an effective tax rate of 38.3%, compared to $490 million, or an effective tax rate of 39.4%, for the nine months ended September 30, 2015. The 2016 rates include the effect of changes in state apportionment factors and research and development credits. The 2015 rates include the effect of regulatory fines associated with a 911 system outage and state tax rate changes.
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
At September 30, 2016, we had a working capital deficit of $920 million, reflecting current liabilities of $2.715 billion and current assets of $1.795 billion, compared to a working capital deficit of $820 million as of December 31, 2015. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink and (iii) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds or access to available funds that they are willing and able to contribute, advance or loan.
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
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink, Inc.'s and our access to debt capital or further raise CenturyLink, Inc.'s and our borrowing costs. Additional downgrades of CenturyLink, Inc.'s senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink, Inc.'s borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

Following the announcement of CenturyLink, Inc's pending acquisition of Level 3 Communications, Inc. (“Level 3”), Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investor Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investor Service, Inc. and Qwest Corporation's current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.
Term Loan
In 2015, we entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. As of September 30, 2016, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
We are currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides us with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $884 million was outstanding as of September 30, 2016. The revolving promissory note is due on demand and ranks equally to our outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of September 30, 2016, the weighted average interest rate was 6.795%. As of September 30, 2016 and December 31, 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable - affiliate. As of September 30, 2016, $20 million of accrued interest is reflected in other current liabilities on our consolidated balance sheet.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expenses, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the nine months ended September 30, 2016, we made settlement payments of $73 million to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ending December 31, 2016, we expect to make settlement payments of $97 million to QCII on our affiliate obligations, net balance.
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
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.
Workforce Reductions
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, in the third quarter of 2016 CenturyLink began planning to reduce its workforce. CenturyLink plans to reduce its workforce by approximately 3,000 employees, initially through voluntary severance packages and the balance through involuntary reductions. CenturyLink plans to recognize in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits that they currently estimate will be between $150 million to $200 million. The reduction in workforce is also expected to impact our headcount and we expect we will incur a significant portion of the severance expense. The payments of severance benefits to terminated employees are expected to begin in the fourth quarter of 2016 and continue in the first quarter of 2017.
Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. Of these amounts, approximately $150 million per year is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time transitional payment of $50 million from the FCC in the third quarter of 2015, of which $42 million was attributable to the first six months of 2015. The transitional payment was designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. Consequently, we do not expect funding from the CAF Phase 2 support program (including the prior USF funding) to materially change our operating revenues for the full year 2016 when compared to the full year 2015.
As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the CAF Phase 1 Round 2 program, CenturyLink received $40 million in funding, of which $15 million was attributed to our service areas, for deployment of broadband services in rural areas. In compliance with program terms, we returned $8 million of funding in the third quarter of 2016 for failing to meet interim buildout milestones within the FCC specified time frames. As of September 30, 2016, we have included the remaining $7 million of CAF 1 Round 2 funding in other noncurrent liabilities on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the first quarter 2017, we will have an opportunity to reclaim all or a portion of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$2,010	2,040	(30)
Net cash used in investing activities	(1,039)	(1,470)	(431)
Net cash used in financing activities	(967)	(567)	400

Net cash provided by operating activities decreased by $30 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to negative variances in the changes in accounts receivable, accounts payable, other current liabilities and assets, net and affiliate obligations, net, which were partially offset by an increase in net income adjusted for non-cash items. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $431 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to a positive variance in the change in the amount of funds advanced to our affiliates.
Net cash used in financing activities increased by $400 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the timing of the use of net proceeds from debt issuances to paydown debt. For additional information regarding our financing activities, see Note 2—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 1 of this report.
On September 15, 2016, QC redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, QC redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.
On August 22, 2016, QC issued $978 million aggregate principal amount of 6.5% Notes due 2056, including $128 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $946 million.
On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
On January 29, 2016, QC issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $227 million.
See Note 2—Long-Term Debt and Revolving Promissory Note, for additional information on our outstanding debt securities.
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
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the Securities and Exchange Commission ("SEC"). Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of September 30, 2016.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our wireline voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the information technology services industry. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including "long-term evolution" or "LTE" technologies, especially if these wireless providers continue to increase their broadband transmission speed and decrease their service rates. To enhance the competitiveness of our broadband services, we will likely be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.
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
As of September 30, 2016, over 48% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 11,000, or 48%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In second quarter of 2016, the FCC concluded its special access tariff investigation and initiated a Notice of Proposed Rulemaking ("NPRM") to consider changes in Business Data Services ("BDS") regulation. The results of the special access tariff investigation should not have a material impact on us. However, several changes to the rules and potential rate resets are being evaluated in the Business Data Services NPRM that could have a material adverse impact on our financial results. The FCC is considering redefining which markets and services are subject to BDS regulation and potentially rescinding previously granted pricing flexibility while simultaneously implementing broader contract negotiation flexibility. The FCC is also contemplating phasing in a one-time rate reset as well as implementing an annual productivity factor on specific low-bandwidth data services as early as July 2017. Given the inextricably intertwined nature of the issues under review in the BDS rulemaking and the range of potential outcomes, we will be unable to determine the NPRM’s impact until a final FCC order is issued. The FCC has signaled its desire to issue a BDS order by year end 2016. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 8—Commitments and Contingencies in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of September 30, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized premiums, net, and unamortized debt issuance costs, was $7.387 billion (excluding our note payable - affiliate of $884 million), which was included in CenturyLink's consolidated long-term debt of $20.045 billion as of that date. As of the date of this report, $2.201 billion aggregate principal amount of CenturyLink's consolidated debt securities (excluding capital lease and other obligations), which includes $500 million of our debt securities, is scheduled to mature prior to September 30, 2019. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, dividends, marketing and other potential growth initiatives;

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
We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all. See below “Risk Factors—Risks Affecting our Liquidity and Capital Resources—CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.”
We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 5—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report and Note 8—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of CenturyLink's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.
Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity.
A substantial amount of our employees participate in a qualified pension plan sponsored by CenturyLink that has assumed the obligations under Qwest Communications International Inc.'s ("QCII") predecessor pension plan.
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
CenturyLink and we have a significant amount of indebtedness that we both intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and Qwest Corporation ("QC"), as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's and our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.
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
As of September 30, 2016, approximately 56% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.

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

c.
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

e.
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

f.
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

g.
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

h.
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

i.
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

j.
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on August 22, 2016).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Qwest Corporation for the period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2016.

QWEST CORPORATION
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)