Form 10-K
period 2016-12-31
QWEST CORP
filed 2017-03-02
CIK 68622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-03040
QWEST CORPORATION
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0273800 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
7.75% Notes Due 2030	New York Stock Exchange
7.375% Notes Due 2030	New York Stock Exchange
6.875% Notes Due 2033	New York Stock Exchange
7.125% Notes Due 2043	New York Stock Exchange
7.25% Notes Due 2025	New York Stock Exchange
7.25% Notes Due 2035	New York Stock Exchange
6.5% Notes Due 2017	New York Stock Exchange
7.5% Notes Due 2051	New York Stock Exchange
6.75% Notes Due 2021	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
7.00% Notes Due 2052	New York Stock Exchange
6.125% Notes Due 2053	New York Stock Exchange
6.875% Notes Due 2054	New York Stock Exchange
6.625% Notes Due 2055	New York Stock Exchange
7% Notes Due 2056	New York Stock Exchange
6.5% Notes Due 2056	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF CENTURYLINK, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION I(2).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On March 2, 2017, one share of common stock was outstanding. None of Qwest Corporation's common stock is held by non-affiliates.
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
On April 1, 2011, our indirect parent QCII became a wholly-owned subsidiary of CenturyLink, Inc. in a tax-free, stock-for-stock transaction. CenturyLink has agreed to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction that is expected to substantially impact CenturyLink's operations and financial position upon being completed. For more information, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.
To provide certain of our products and services and to conduct a variety of our internal communications functions, we use portions of CenturyLink's telecommunications network to transport data and voice traffic. Likewise, CenturyLink uses our telecommunications network to transport data and voice traffic in order to fulfill services to its customers and to conduct a variety of its internal communications functions.
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

Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2016(1)(2)	2015(1)	2014
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$8,910	8,964	8,838
Operating expenses	6,588	6,704	6,726
Operating income	$2,322	2,260	2,112
Net income	$1,085	1,074	970
_______________________________________________________________________________

(1)
During 2016 and 2015, we recognized an incremental $95 million of revenue, for each period, associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(2)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.
The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2016	2015
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets	$21,149	21,470
Total long-term debt(1)	7,261	7,239
Total stockholder's equity	8,692	8,907
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt (excluding note payable-affiliate of $914 million) on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this annual report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this annual report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2016	2015	2014
	(in thousands)
Operational metrics:
Total access lines(1)	6,611	6,997	7,334
Total broadband subscribers(1)	3,485	3,546	3,528
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

Operations
We group our products and services among three major categories: strategic services, legacy services and affiliates and other services. See descriptions of these categories below in the section "Products and Services." The following table provides a summary of our operating revenues by category:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Strategic services	$2,690	2,610	2,449
Legacy services	3,222	3,600	3,967
Affiliates and other services	2,998	2,754	2,422
Total operating revenues	$8,910	8,964	8,838
Our operations are integrated into and reported as part of the segments of CenturyLink. CenturyLink's chief operating decision maker ("CODM") is our CODM, but reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the Securities and Exchange Commission ("SEC"). Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have determined that we have one reportable segment.
Products and Services
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 9—Products and Services, these operating revenues are now reflected as legacy services.
Our products and services include local voice, broadband, private line (including special access), network access, Ethernet, information technology ("IT"), video and other ancillary services. We offer our customers the ability to bundle together several products and services, such as broadband, video (including DIRECTV through CenturyLink's strategic partnership), voice and Verizon Wireless (through CenturyLink's strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 6.6 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see "Business—Network Architecture" below.
Described in greater detail below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand generally remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit data, and enhance the security, reliability and efficiency of our customers’ communications. Our strategic services are comprised of the following:

•
Broadband. Our broadband services allow customers to connect at high speeds to the Internet through their existing telephone lines or fiber-optic cables. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

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
Affiliates and Other Services
Affiliates and other services consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC universal service programs. We provide to our affiliates telecommunication services that we also provide to external customers. In addition, we provide to our affiliates computer system development and support services, network support and technical services.
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
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this annual report, and Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report.
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
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications solutions for business, wholesale and governmental customers of all sizes, ranging from small offices to select enterprise customers. We strive to offer our customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through digital advertising, direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2016, we maintained approximately 419 thousand miles of copper plant and approximately 98 thousand miles of fiber-optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's definition of "broadband service" could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditures could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems.
Like other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.
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
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this annual report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see "Properties" in Item 2 of Part I of this annual report.

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
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers. Changes in the composition of the five members of the FCC or its Chairman can have significant impacts on the regulation of our business.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on the reliability of emergency 911 services. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for providing 911 service. We are incurring capital and operating expenses designed to comply with the FCC's new requirements and minimize future outages. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively against companies not subject to the same regulations.

Over the past several years, the FCC has taken various actions and initiated certain proceedings designed to comprehensively evaluate the proper regulation of the provisions of data services to businesses. As part of its evaluation, the FCC has reviewed the rates, terms and conditions under which these services are provided. The FCC's proceedings remain pending, and their ultimate impact on us is currently unknown.
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
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. The FCC has also traditionally administered support programs designed to promote the deployment of voice and broadband services in high-cost rural areas of the country.
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
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved and underserved rural areas utilizing the Connect America Fund or "CAF". The CAF substantially replaces interstate USF funding that we previously utilized to support voice services in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1, a one-time broadband grant program, and CAF Phase 2, which is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states of the 14 states in which we are an ILEC. The funding from the CAF Phase 2 support program in these 13 states has substantially replaced the funding from the interstate USF high-cost program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For additional information on the payments we have thus far received under this program, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7 of Part II of this annual report.
As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum upload and download transmission speed requirements. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this annual report.

For additional information about the potential financial impact of the CAF Phase 2 program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this annual report.
We received approximately $206 million, $223 million and $135 million of revenues from federal and state universal service support programs for the years ended December 31, 2016, 2015 and 2014, respectively. Such amounts represented approximately 2.3% of our 2016, 2.5% of our 2015 and 1.5% of our 2014 total operating revenues.
Broadband Regulation
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act of 1934. In 2016, that order was upheld by a court of appeals. We anticipate that these regulations and any related rules may be reviewed by Congress. In addition, the newly-constituted FCC may reconsider these regulations. At this time, we cannot estimate the impact this may have on our business.
In 2015, the FCC adopted a broadband standard of 25 megabits per second download speed and 3 megabits per second of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings, and our failure to attain these speeds in certain markets could place us at a marketing disadvantage.
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

Competition
General
Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry over the past couple of decades. As a result, we currently compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do.
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our networks to ensure that they can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.
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
As discussed below, competition for many of our services is based in part on bundled offerings. We believe our customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. As such, we continue to focus on expanding and improving our bundled offerings.
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this annual report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our services.
Strategic Services
With respect to providing our strategic services, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' latest generation technologies are allowing them to more directly compete with our strategic services. In providing broadband services, we compete primarily with cable companies, wireless providers and other broadband service providers and competition is primarily based on price, bandwidth and service. We face competition in Ethernet based services in the wholesale market from cable companies and fiber based providers. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Competition here is based on price, content and quality.
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
In providing private line services, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc. Additionally, we are experiencing increased competition for private line services from cable companies. Competition for private line services is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service.
We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide local and long-distance voice, transport, data, wireless and Internet services. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers. Our access service customers face competitive pressures in their businesses that are similar to those we face with respect to strategic and legacy services. To the extent that these competitive pressures result in decreased demand for their services, demand for our access services also declines.
Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among consumer customers, which comprise 63% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.
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

Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Other Risks" in Item 1A of Part I of this annual report and Note 15—Commitments and Contingencies included in Item 8 of Part II of this annual report.
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
Employees
At December 31, 2016, we had approximately 22,000 employees, of which approximately 11,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this annual report and see Note 17—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information on the timing of certain contract expirations.
Over the last several years, we have reduced our workforce primarily due to (i) increased competitive pressures, (ii) the loss of access lines and related legacy revenues, (iii) cost reduction initiatives, (iv) process improvements through automation and (v) integration efforts from CenturyLink's acquisition of us.
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
We have adopted CenturyLink's written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that CenturyLink makes any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of its code of conduct applicable to our directors or executive officers, CenturyLink intends to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of CenturyLink's guidelines on significant governance issues and the charters of their key board committees, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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

Special Note Regarding Forward-Looking Statements and Related Matters
This annual report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements constitute "forward-looking" statements as defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations or financial position;

•	statements concerning the impact of our transactions, investments, product development and other initiatives, including our participation in government programs;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce new offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network;

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, dividends, pension and other benefits payments, and debt repayments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	CenturyLink's ability to successfully complete its pending acquisition of Level 3 and to timely realize the anticipated benefits of the transaction;

•
increases in the costs of CenturyLink's pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which could, by negatively impacting CenturyLink, affect our business and liquidity;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us or our affiliates (including CenturyLink);

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this annual report or other of our filings with the SEC.
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
Investors should also be aware that while we do, at various times, address questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
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
ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this annual report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II and our consolidated financial statements and related notes in Item 8 of Part II. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.

Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of this annual report.
Some of our current and potential competitors (i) offer products or services that are substitutes for our legacy wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) offer shorter installation intervals, allowing customers to begin receiving services sooner after ordering, (v) have greater marketing, engineering, research, development, technical, financial and other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers terminating or reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient. If this occurred, our ability to pay our debt and other obligations and to re-invest in the business would also be adversely affected.
Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing wireless services and enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, improvements in wireless and Internet-based voice communications technologies have reduced demand for our legacy voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver faster average broadband transmission speeds than ours. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenues. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. Our inability to effectively respond to technological changes could adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
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
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access, private line and other legacy revenues. Consequently, we have experienced lower consolidated revenues in each of our last several years.
We have taken a variety of steps to counter these declines in our legacy services revenues, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this annual report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers; and

•	greater use of service bundles.
However, for the reasons described elsewhere in this annual report, most of our strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to our newer strategic product and service offerings. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
Our failure to develop new products and services could adversely impact our competitive position.
In order to compete effectively and respond to the changing communication needs of our customers, we continuously develop, test and introduce new products and services. Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to timely and successfully develop and introduce new products or services.
Our failure to continuously develop effective service support systems could adversely impact our competitive position.
For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. Development of systems designed to support these tasks is a significant undertaking that continuously requires our personnel and third-party vendors to adjust to changes in our offerings and customers' preferences, to eliminate inconsistencies between the practices of our legacy operations and newly-acquired operations, to eliminate older support systems that are costly or obsolete, to develop uniform practices and procedures, and to automate them as much as possible. Our failure to continuously develop service support systems that are satisfactory to our current and potential customers could adversely impact our competitive position.

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
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or foreign nations, or could result from aging equipment or accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers.
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
Additional risks to our network, infrastructure and related systems include:

•	power losses or physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain our systems;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.
Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operational or administrative functions or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers' end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

•
require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

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
Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenues and margins.
Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have lowered market prices for many of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, we will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes.

Our future growth potential will depend in part on the continued development and expansion of the Internet.
Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation or (iv) changes in consumers' preferences or data usage.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.
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
Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
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
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	become bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contractual arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.
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
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading "Risk Factors—Risks Relating to Legal and Regulatory Matters." We also provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us being suspended or disbarred from future governmental programs or contracts for a significant period of time. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of December 31, 2016, approximately 50% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 11,000, or 50%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
Portions of our property, plant and equipment are located on property owned by third parties.
We rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies, railway companies, carriers and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases.
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
For additional information about our business and operations, see "Business" in Item 1 of Part I of this annual report.
Risks Relating to CenturyLink’s Pending Acquisition of Level 3
We cannot assure you that our ultimate parent company, CenturyLink, will complete its pending acquisition of Level 3 and therefore attain the anticipated benefits of the transaction.
Our ultimate parent company, CenturyLink, expects to attain substantial benefits upon completing its pending acquisition of Level 3, including enhanced scale, cost savings and the receipt of Level 3’s net operating loss carry-forwards. Attainment of these benefits is not assured. Moreover, the completion of the Level 3 acquisition is subject to a number of conditions. For these reasons, we cannot assure you that CenturyLink will be able to complete its pending acquisition of Level 3 or attain the anticipated benefits thereof.

The Level 3 acquisition poses various risks to CenturyLink.
CenturyLink expects to incur substantial expenses in connection with completing the acquisition and integrating its operations with Level 3’s operations. For a variety of reasons, the integration process may not be successful. Moreover, in connection with the acquisition, CenturyLink will incur and assume a substantial amount of indebtedness, and the agreements that will govern such indebtedness are expected to contain various covenants and other provisions that will impose restrictions on CenturyLink’s ability to operate.
CenturyLink’s pending acquisition of Level 3 raises other risks.
CenturyLink’s pending acquisition of Level 3 and, upon completion thereof, its ownership of Level 3 raise additional risks not described above. For additional information, see CenturyLink’s (i) definitive joint proxy statement/prospectus filed with the SEC on February 13, 2017 and (ii) Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.
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
Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services, challenge our rights to receive certain service payments, file complaints requesting rate reductions or take other similar actions that have the potential to reduce our revenues. Our future revenues, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, including, but not limited to, changes in rules governing intercarrier compensation, state and federal USF support, competition policies, pricing limitations or operational restrictions. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenues, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Recent changes in federal regulations have substantially impacted our operations. In October 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, has significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and our receipt of federal support payments. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of Part I of this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this annual report.

In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In 2016, the FCC initiated rulemaking regarding the regulation of business data services. This rulemaking, which remains pending, could adversely affect our operations or financial results. Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including (i) the Communications Assistance for Law Enforcement Act, which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance, (ii) the USA Freedom Act, which requires communication companies to store records of communications of their customers, and (iii) laws that have significantly enhanced our responsibilities relating to data security in certain jurisdictions. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.
Increased risks of fines. We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. Over the past couple of years, we believe that regulators have assessed substantially higher fines than in the past for these types of incidents, and it is possible this trend will continue.
Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in many of our key operating markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. In particular, cable television companies in recent years have been able to exploit differences in regulatory oversight, which we believe has helped them to develop service offerings competitive with ours. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could increasingly impede our ability to compete.
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
Our participation in the FCC's CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF Phase 2 program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality broadband service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. The ultimate impact of the new regulations will depend on several factors, including manner in which the new regulations are implemented and enforced and whether those regulations are altered by the newly-constituted FCC or Congress. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that implementation of the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. Our service offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state, or local governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.
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
There are several material proceedings pending against CenturyLink and its affiliates, as described in Note 16—Commitments and Contingencies to the consolidated financial statements included in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2016. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.

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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of Part I of this annual report.
Risks Affecting Our Liquidity and Capital Resources
CenturyLink's and our high debt levels expose us to a broad range of risks.
Our ultimate parent, CenturyLink, and we continue to carry significant debt. As of December 31, 2016, the aggregate principal amount of our consolidated long-term debt, excluding unamortized premiums, net, unamortized debt issuance costs and capital lease and other obligations, was $7.359 billion (excluding our note payable - affiliate of $914 million), which was included in CenturyLink's consolidated long-term debt of $19.993 billion as of that date. As of the date of this annual report, $2.715 billion aggregate principal amount of CenturyLink's consolidated debt securities (which includes $500 million of our debt securities), is scheduled to mature prior to December 31, 2019. While we currently believe that CenturyLink and we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of CenturyLink, the credit markets or the economy generally. We may incur unexpected expenses or liabilities, and we may have limited access to financing.
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

•
increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings.
Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.
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

We may also need to obtain additional financing or capital, or to investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of other circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if CenturyLink is required to contribute a material amount of cash to its pension plans, if CenturyLink is required to begin to pay other post-retirement benefits significantly earlier than is anticipated, or if CenturyLink becomes subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report and Note 16—Commitments and Contingencies to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2016. For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
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
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our term loan and other debt instruments. If we are unable to satisfy the covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.
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
As noted below in Item 7 of Part II of this annual report, our long-term debt is currently rated (i) BBB- by Standard and Poor's Ratings Services and BBB- by Fitch Ratings, both of which are the lowest investment grade ratings issued by each of these agencies and (ii) Ba1 by Moody's Investors Service, Inc., which is a non-investment grade rating. If either Standard and Poor's Rating Services or Fitch Ratings assigned us a non-investment grade, we would no longer be viewed as an "investment grade" issuer and would lose the benefits attendant thereto. As noted elsewhere in this report, Fitch Ratings placed our current unsecured senior debt rating on negative watch and Moody's Investors Service, Inc. placed our current unsecured senior debt rating on review for downgrade following CenturyLink’s announcement of the Level 3 acquisition. Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of our credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.
Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years.

We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF Phase 2 program, which are discussed further herein;

•	increased demands by customers to transmit larger amounts of data at faster speeds;

•	changes in customers' service requirements;

•	technological advances of our competitors; or

•	the development and launch of new services.
We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.
In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
The funded status of CenturyLink's qualified pension plan is the difference between the value of the plan's assets and the benefit obligation. The accounting unfunded status of CenturyLink's qualified pension plan was $2.352 billion as of December 31, 2016. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in CenturyLink's benefit obligation or a significant decrease in the value of the plan's assets. These adverse changes could require CenturyLink to contribute a material amount of cash to its pension plan or could accelerate the timing of required cash payments. The amounts contributed by us through CenturyLink are not segregated or restricted and may be used to provide benefits to employees of CenturyLink's other subsidiaries. Based on current laws and circumstances, CenturyLink does not expect it will be required to make a contribution to its plan in 2017. The actual amount of required contributions to its plan in 2017 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on CenturyLink's liquidity by reducing their cash flows, which in turn could affect our liquidity.
CenturyLink and we plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.
CenturyLink and we have a significant amount of indebtedness that we both intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, us or both. CenturyLink's and our ability to arrange additional financing will depend on, among other factors, the financial position, performance, and credit ratings of CenturyLink and Qwest Corporation, as well as prevailing market conditions and other factors beyond its or our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit CenturyLink's and our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all. Any such failure to obtain additional financing could jeopardize its and our ability to repay, refinance or reduce its or our debt obligations.

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
As of December 31, 2016, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, our affiliates or predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of their intangible assets. If our intangible assets are determined to be impaired in the future, we may similarly be required to record significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
Tax audits or changes in tax laws could adversely affect us.
We are included in the consolidated federal income tax return of CenturyLink. As such, we could be severally liable for tax examinations and adjustments attributable to other members of the CenturyLink affiliated group, as applicable. Significant taxpayers (such as CenturyLink) are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.
We believe that we have adequately provided for tax contingencies. However, CenturyLink's tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2016	2015
Land	3%	3%
Fiber, conduit and other outside plant(1)	45%	44%
Central office and other network electronics(2)	29%	30%
Support assets(3)	20%	21%
Construction in progress(4)	3%	2%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
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
Our net property, plant and equipment was approximately $7.6 billion and $7.4 billion at December 31, 2016 and 2015, respectively. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 15—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this annual report is incorporated herein by reference.
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
Selected financial information from our consolidated statements of operations is as follows:

	Years Ended December 31,(1)
	2016(2)(3)	2015(2)	2014	2013	2012
	(Dollars in millions)
Operating revenues	$8,910	8,964	8,838	8,753	8,848
Operating expenses	6,588	6,704	6,726	6,675	6,943
Operating income	$2,322	2,260	2,112	2,078	1,905
Income before income tax expense	$1,763	1,733	1,609	1,566	1,391
Net income	$1,085	1,074	970	964	849
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this annual report for a discussion of unusual items affecting the results for the years ended December 31, 2016, 2015 and 2014.

(2)
During 2016 and 2015, we recognized an incremental $95 million of revenue, for each period, associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(3)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Net property, plant and equipment	$7,645	7,374	7,201	7,208	7,231
Goodwill	9,354	9,354	9,354	9,354	9,354
Total assets(1)	21,149	21,470	22,185	22,965	23,710
Total long-term debt(1)(2)	7,261	7,239	7,269	7,464	7,553
Total stockholder's equity	8,692	8,907	9,183	9,613	9,974
_______________________________________________________________________________

(1)
In 2015, we adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $272 million, $253 million and $237 million in each year for the three years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $110 million, $94 million and $72 million in each year for the three years ended December 31, 2014, respectively.

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

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Other data:
Net cash provided by operating activities	$2,652	2,591	2,801	2,713	2,774
Net cash used in investing activities	(1,334)	(1,220)	(1,251)	(1,381)	(1,528)
Net cash used in financing activities	(1,316)	(1,374)	(1,558)	(1,326)	(1,241)
Payments for property, plant and equipment and capitalized software	(1,259)	(1,247)	(1,165)	(1,264)	(1,266)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Operational metrics:
Total access lines(1)	6,611	6,997	7,334	7,641	8,058
Total broadband subscribers(1)	3,485	3,546	3,528	3,429	3,318
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
For the reasons noted in Note 9—Products and Services Revenues to our consolidated financial statements in Item 8 of Part II of this annual report, we have determined that we have one reportable segment.
At December 31, 2016, we operated approximately 6.6 million access lines and served approximately 3.5 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 9—Products and Services Revenues, these operating revenues are now reflected as legacy services.
We categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access, traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations) and other ancillary services; and

•
Affiliates and other services, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

The following analysis is organized to provide the information we believe will be useful for understanding material trends affecting our business.
Business Trends
Our financial results were impacted by several significant trends, which are described below. We expect that these trends will continue to affect our results of operations, cash flows or financial position.

•
Strategic services. We continue to see shifts in the makeup of our total revenues as customers move to lower margin strategic services, such as broadband and video services, from higher margin legacy services. Revenues from our strategic services represented 30%, 29% and 28% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We continue to experience price compression due to competition, which has negatively impacted the growth of our strategic revenues. We continue to focus on increasing subscribers of our broadband services, particularly among consumer and small business customers. We believe that continually increasing the scope and connection speeds of our broadband services is important to remaining competitive in our industry. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most customers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in "Risk Factors" in Item 1A of Part I of this annual report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speeds than ours or expanding their advanced wireless data service offerings. We face competition in Ethernet-based services in the wholesale market from cable companies and fiber based telecommunications providers;

•
Legacy services. Revenues from our legacy services represented 36%, 40% and 45% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We expect these percentages to continue to decline. Our legacy services revenues have been, and we expect they will continue to be adversely affected by access line losses and price compression. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are replacing traditional voice telecommunications service with substitute services, including (i) cable and wireless voice services and (ii) electronic mail, texting and social networking services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenue associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Demand for our private line services (including special access) continues to decline due to customers' optimization of their networks, industry consolidation and technological migration to higher-speed services;

•
Affiliates and other services. Revenues from our affiliates and other services represented 34%, 31% and 27% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. We expect these percentages to continue to grow. Our affiliates continue to purchase additional services from us versus purchasing from third-party suppliers, which include telecommunications services that we also provide to external customers, computer system development, including support services, network support and technical services. We have also seen a recent increase in payments from both federal and state support programs, principally from the CAF Phase 2 high-cost support program. These support payments have increased significantly in 2016 and 2015, but are expected to remain flat or decrease slightly in the future.

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

•
Pension and post-retirement benefits expenses. Our ultimate parent company, CenturyLink, is required to recognize in its consolidated financial statements certain income and expenses relating to its pension and post-retirement health care and life insurance benefits plans. These income and expenses are calculated based on several assumptions, including among other things, discount rates, mortality rates and expected rates of return on plan assets that are generally reset at December 31 of each year. CenturyLink allocates the service costs of these plans to us and certain of its other affiliates. The allocation of service costs to us is based upon the number of our employees who are currently earning benefits under the plans; and

•	Disciplined capital expenditures. Our capital expenditures continue to be focused primarily on our strategic broadband services.
While these trends are important to understanding and evaluating our financial results, the other transactions, events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part I of this annual report may also materially impact our business operations and financial results.
Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016(1)(2)	2015(1)	2014
	(Dollars in millions)
Operating revenues	$8,910	8,964	8,838
Operating expenses	6,588	6,704	6,726
Operating income	2,322	2,260	2,112
Other expense, net	559	527	503
Income tax expense	678	659	639
Net income	$1,085	1,074	970
_______________________________________________________________________________

(1)
During 2016 and 2015, we recognized an incremental $95 million of revenue, for each period, associated with the FCC's Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(2)	During 2016, we recognized $90 million of severance expenses and other one-time termination benefits associated with workforce reductions.
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of December 31,
	2016	2015	2014
	(in thousands)
Operational metrics:
Total access lines(1)	6,611	6,997	7,334
Total broadband subscribers(1)	3,485	3,546	3,528
Total employees	22.0	22.0	23.0
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

Operating Revenues
The following tables summarize our consolidated operating revenues recorded under our three revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,690	2,610	80	3%
Legacy services	3,222	3,600	(378)	(11)%
Affiliates and other services	2,998	2,754	244	9%
Total operating revenues	$8,910	8,964	(54)	(1)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$2,610	2,449	161	7%
Legacy services	3,600	3,967	(367)	(9)%
Affiliates and other services	2,754	2,422	332	14%
Total operating revenues	$8,964	8,838	126	1%
Strategic Services
Strategic services revenues increased by $80 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in strategic services revenues for the year ended December 31, 2016 was primarily due to rate increases in broadband cost recovery fees, price increases for broadband services and volume increases in Ethernet services, which were partially offset by a decline in the number of broadband subscribers. Strategic service revenues increased by $161 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in strategic services revenues for the year ended December 31, 2015 was principally due to increases in the number of broadband subscribers, volume increases in Ethernet services and from rate increases on various services.
Legacy Services
Legacy services revenues decreased by $378 million, or 11%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $367 million, or 9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decline in legacy services revenues for both periods was primarily due to lower local voice services resulting from access line loss, reduced access services usage and reductions in the volumes of our private line (including special access) services, which were the result of the trends as further described in "Business Trends—Legacy services" above.
Affiliates and Other Services
Affiliates and other services revenues increased by $244 million, or 9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in affiliates and other services revenues for the year ended December 31, 2016 was primarily due to increases in volume and in the rates we charge for our support services we provide to affiliates. Affiliates and other revenue increased by $332 million, or 14%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in affiliates and other services revenues for the year ended December 31, 2015 was primarily due to the additional revenue recorded under the FCC's CAF Phase 2 high-cost support program and increases in volume and in the rates we charge for our support services we provided to affiliates. During 2015, we recorded $95 million more revenue than projected amounts we would have otherwise recorded during the same period under the interstate USF support program. For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
We are aggressively marketing our strategic services in an effort to partially offset the continuing declines in our legacy services.

Operating Expenses
The following tables summarize our consolidated operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,934	2,872	62	2%
Selling, general and administrative	1,022	1,015	7	1%
Operating expenses-affiliates	941	960	(19)	(2)%
Depreciation and amortization	1,691	1,857	(166)	(9)%
Total operating expenses	$6,588	6,704	(116)	(2)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,872	2,879	(7)	—%
Selling, general and administrative	1,015	1,086	(71)	(7)%
Operating expenses-affiliates	960	756	204	27%
Depreciation and amortization	1,857	2,005	(148)	(7)%
Total operating expenses	$6,704	6,726	(22)	—%
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
Cost of services and products (exclusive of depreciation and amortization) increased by $62 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to increases in network expense, facility costs and allocated corporate costs from affiliates, which were partially offset by reductions in customer premises equipment costs and payment processing fees. Costs of services and products (exclusive of depreciation and amortization) decreased by $7 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in salaries and wages from lower headcount, professional fees and contract labor. These decreases were substantially offset by an increase in allocated corporate costs from affiliates.
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

Selling, general and administrative expenses increased by $7 million, or 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to increases in severance expenses associated with workforce reductions and marketing and advertising, which were substantially offset by reductions in professional fees and property and other taxes. Selling, general and administrative expenses decreased by $71 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in salaries and wages from lower headcount, marketing and advertising, insurance and fees, and an impairment charge related to an office building, which was sold in the fourth quarter of 2014. These decreases were partially offset by increases in professional fees and bad debt expense.
In 2015, CenturyLink changed its allocation methodology related to pension and post-retirement costs. In 2016, we recorded $59 million of service costs allocated to us from CenturyLink's centrally managed pension and post-retirement benefit plans based upon our employees who are currently earning benefits under the plans, and in 2015, we recorded $74 million of service costs using the same allocation methodology. In 2014, we recorded combined net periodic benefit expense of $30 million for the qualified pension and post-retirement plans. Based on current circumstances, we expect to record service costs, allocated from CenturyLink, of approximately $58 million in 2017. Pension expense is allocated to cost of services and products (exclusive of depreciation and amortization) and to selling, general and administrative in our consolidated statements of operations. For additional information on CenturyLink's change in allocation methodology, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements and for additional information on our participation in CenturyLink's pension and post-retirement benefit plans, see Note 7—Employee Benefits to our consolidated financial statements, both of which are in Item 8 of Part II of this annual report.
Operating Expenses-Affiliates
Since CenturyLink's acquisition of us, we have incurred affiliate expenses related to our use of telecommunication services, marketing and employee related support services provided by CenturyLink and its subsidiaries.
Operating expenses-affiliates decreased by $19 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to decreases in the level of services provided to us by our affiliates. Operating expenses-affiliates increased by $204 million, or 27%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily due to increases in the rates we are charged for support services and higher levels of services provided to us by affiliates.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$924	986	(62)	(6)%
Amortization	767	871	(104)	(12)%
Total depreciation and amortization	$1,691	1,857	(166)	(9)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$986	1,048	(62)	(6)%
Amortization	871	957	(86)	(9)%
Total depreciation and amortization	$1,857	2,005	(148)	(7)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $62 million, or 6%, for each of the years ended December 31, 2016 and 2015 as compared to the respective prior years. The depreciation expense related to our plant was lower for both periods due to full depreciation and retirement of certain plant placed in service prior to 2016 and 2015. The decrease in both periods was partially offset by an increase in depreciation expense attributable to new plant placed in service during these respective years.

Amortization expense decreased by $104 million, or 12%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $86 million, or 9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software was lower in both periods due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(478)	(473)	5	1%
Interest expense-affiliates	(59)	(53)	6	11%
Other (expense) income, net	(22)	(1)	21	nm
Total other expense, net	$(559)	(527)	32	6%
Income tax expense	$678	659	19	3%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(473)	(464)	9	2%
Interest expense-affiliates	(53)	(40)	13	33%
Other (expense) income, net	(1)	1	(2)	nm
Total other expense, net	$(527)	(503)	24	5%
Income tax expense	$659	639	20	3%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $5 million, or 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during 2016, which had the effect of increasing expense. Interest expense increased by $9 million, or 2%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a reduction in the amortization of debt premiums, which was partially offset by lower bond coupon rates. See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this annual report and Liquidity and Capital Resources below for additional information about our debt.
Interest Expense-Affiliates, Net
Affiliate interest expense increased by $6 million, or 11%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to the increase in the average amount outstanding on our intercompany revolving indebtedness. Affiliate interest expense increased by $13 million, or 33%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to an accounting adjustment in 2014.
Other (Expense) Income, Net
Other (expense) income, net increased by $21 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 substantially due to losses on early retirement of debt. Other (expense) income, net remained relatively unchanged for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Income Tax Expense
Income tax expense for the year ended December 31, 2016, was $678 million, or an effective tax rate of 38.5%, compared to $659 million, or an effective tax rate of 38.0%, for the year ended December 31, 2015. The increase in the 2016 effective tax rate is primarily due to a reduction in research and development credits generated. Income tax expense for the year ended December 31, 2014 was $639 million, or an effective tax rate of 39.7%. The decrease in the 2015 effective tax rate is primarily due to a benefit from research and development credits, a smaller tax on a dividend from a foreign subsidiary and a smaller change to state income taxes from changes in apportionment.
For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this annual report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) affiliate transactions; (v) Connect America Fund; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
CenturyLink's 2011 acquisition of us resulted in the assignment of the aggregate consideration to the assets acquired and liabilities assumed based on estimates of their acquisition date fair values. The fair value of the aggregate consideration transferred exceeded the acquisition date fair value of the recorded tangible and intangible assets and assumed liabilities by an estimated $9.354 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes. The aggregate consideration assignment was based on our final analysis of enterprise value of $18.639 billion.
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
At October 31, 2016, we performed our annual impairment assessment and concluded that our goodwill was not impaired and the estimated fair value of our equity was substantially in excess of our carrying value of equity as of that date.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2017 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our ultimate parent's, CenturyLink, stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; and (vi) a significant adverse change in our legal affairs or in the overall business climate. For additional information, see "Risk Factors" in Item 1A of Part I of this annual report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2017.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $110 million annually or increased depreciation expense by approximately $150 million annually, respectively.
Pension and Post-retirement Benefits
A substantial number of our employees participate in the CenturyLink pension and post-retirement benefit plans. CenturyLink allocates service costs relating to pension and post-retirement health care and life insurance benefits to us based upon the number of our employees who are currently earning benefits under the plans. Any amounts contributed by us through CenturyLink are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to employees of other CenturyLink affiliates.
In computing the periodic pension and post-retirement benefits income and expense, the most significant assumptions CenturyLink makes are the discount rate and the expected rate of return on plan assets. Changes in either of these assumptions could significantly impact our general, administrative and other operating expenses. For further discussion of the qualified pension and post-retirement benefit plans and the critical accounting estimates, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2016.
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

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. See Note 10—Affiliate Transactions to our consolidated financial statements in Item 8 of Part II of this annual report for additional information.
Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds: (1) recognize revenue when entitled to receive cash, (2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or (3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2016 was approximately $4 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and broadband capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can with reasonable assurance determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned if enablement targets are not attained. Based on estimated enablement, the effect of a hypothetical 1% decrease in our estimate of living units we will not enable with voice and broadband capabilities under the CAF Phase 2 program would have increased our revenue by $1 million in 2016 and a 1% increase would have decreased our revenue by $3 million in 2016.
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
CenturyLink has cash management arrangements between certain of its subsidiaries that include lines of credit, affiliate advances and obligations, capital contributions and dividends. As part of these cash management arrangements, affiliates provide lines of credit to certain other affiliates. Amounts outstanding under these lines of credit and intercompany obligations vary from time to time. Under these arrangements, the majority of our cash balance is advanced on a daily basis to CenturyLink. From time to time we may declare and pay dividends to our stockholder, QSC, sometimes in excess of our earnings to the extent permitted by applicable law, using cash owed to us under these advances, which has the net effect of reducing the amount of these advances. Our debt covenants do not currently limit the amount of dividends we can pay to QSC. Given our cash management arrangement with our ultimate parent, CenturyLink, and the resulting amounts due to us from CenturyLink, a significant component of our liquidity is dependent upon CenturyLink's ability to repay its obligation to us.
As of December 31, 2016, we had a working capital deficit of $1.090 billion, reflecting current liabilities of $2.796 billion and current assets of $1.706 billion, compared to a working capital deficit of $820 million as of December 31, 2015. We have historically operated with a working capital deficit due to our practice of declaring and paying regular cash dividends to QSC. As long as we continue declaring and paying cash dividends to QSC, it is likely that we will continue to operate with a working capital deficit in the future. We anticipate that our future liquidity needs will be met through (i) our cash provided by our operating activities, (ii) amounts due to us from CenturyLink, (iii) our ability to refinance QC's debt securities at maturity and (iv) capital contributions, advances or loans from CenturyLink or its affiliates if and to the extent they have available funds that they are willing and able to contribute, advance or loan to us.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. CenturyLink evaluates capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of CenturyLink's consolidated capital investment is influenced by, among other things, demand for CenturyLink's services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on the type and volume of services we provide, approximately 38% to 43% of CenturyLink's annual consolidated capital expenditures have been attributed over the last two years to us for use in our operations. For more information on CenturyLink's total capital expenditures, please see its annual and quarterly reports filed with the SEC.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this annual report.
Debt and Other Financing Arrangements
CenturyLink has a revolving credit facility (the "Credit Facility") maturing December 2019 that allows CenturyLink to borrow up to $2 billion, including $400 million of letter of credit capacity, for the general corporate purposes of itself and its subsidiaries. CenturyLink also maintains a separate letter of credit arrangement with a financial institution amounting to $160 million to which we have access. As of December 31, 2016, CenturyLink had approximately $1.630 billion available for future use under the Credit Facility.
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

Subject to market conditions, and to the extent feasible, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us by credit rating agencies, among other factors. For further information on our debt maturities, see "Future Contractual Obligations" below.
We believe we were in compliance with all provisions and covenants of our debt agreements as of December 31, 2016. See Note 3—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this annual report for additional information about our long-term debt.
As of the date of this annual report, the credit ratings for Qwest Corporation's senior unsecured debt were as follows:

Agency	QC
Standard & Poor's	BBB-
Moody's Investors Service, Inc.(1)	Ba1
Fitch Ratings	BBB-
_________________________________________________________________________

(1)	On March 15, 2016, Moody's Investors Service, Inc. downgraded CenturyLink, Inc.'s rating from Ba2 to Ba3 and downgraded Qwest Corporation's rating from Baa3 to Ba1.
Qwest Corporation 's credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades could impact CenturyLink's and Qwest Corporation's access to debt capital or further raise CenturyLink's and Qwest Corporation's borrowing costs. Any such downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of CenturyLink's borrowing under its revolving credit facility, which could indirectly impact us. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this annual report.
Following the announcement of CenturyLink, Inc.'s pending acquisition of Level 3 Communications, Inc. ("Level 3"), Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody's Investors Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investors Service, Inc. and Qwest Corporation's current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.
Term Loan
In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. At both December 31, 2016 and 2015, the outstanding principal balance on this term loan was $100 million.
Revolving Promissory Note
Qwest Corporation is currently indebted to an affiliate of CenturyLink under a revolving promissory note that provides Qwest Corporation with a funding commitment of up to $1.0 billion in aggregate principal amount through June 30, 2022, of which $914 million was outstanding as of December 31, 2016. The revolving promissory note is due on demand and ranks equally to Qwest Corporation's outstanding Senior Notes. Interest is accrued on the outstanding balance using a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period. As of December 31, 2016, the weighted average interest rate was 6.678%. As of December 31, 2016 and 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under note payable-affiliate. As of December 31, 2016, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets.

Dividends
We periodically pay dividends to our direct parent company. See Note 13—Stockholder's Equity to our consolidated financial statements in Item 8 of Part II of this annual report.
Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	2022 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)(2)	$514	10	4	—	951	5,912	7,391
Interest on long-term debt and capital leases(2)	477	463	463	463	429	10,579	12,874
Note payable-affiliate	914	—	—	—	—	—	914
Interest on note payable-affiliate	5	—	—	—	—	—	5
Operating leases	51	47	40	33	17	38	226
Purchase commitments(3)	55	29	11	4	1	3	103
Affiliate obligations, net(4)	87	75	70	65	61	621	979
Other	3	2	1	1	1	14	22
Total future contractual obligations(5)	$2,106	626	589	566	1,460	17,167	22,514
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs and excludes note payable-affiliate.

(2)	Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt.

(3)
We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service-related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above, we estimated payments for these service contracts based on estimates of the level of services we expect to receive.

(4)
The affiliate obligations, net primarily represents the cumulative allocation of expense attributable to our employees, net of payments, associated with QCII’s pension plans and post-retirement benefit plans prior to the plans being merged into CenturyLink's benefit plans. See additional information on CenturyLink’s employee benefit plans in Note 7—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink’s annual report on Form 10-K for the year ended December 31, 2016;

(5)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2016. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to purchase other goods and services. Assuming we terminate these contracts in 2017, termination fees for these contracts to purchase goods and services would be $81 million. In the normal course of business, we do not believe payment of these fees is likely;

•	service level commitments to our customers, the violation of which typically results in service credits rather than cash payments; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
Pension and Post-retirement Benefit Obligations
CenturyLink is subject to material obligations under its existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2016, the accounting unfunded status of CenturyLink's qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.409 billion and $3.360 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this annual report and Note 9—Employee Benefits to the consolidated financial statements in Item 8 of Part II of CenturyLink's annual report on Form 10-K for the year ended December 31, 2016, for additional information about our and CenturyLink's pension and post-retirement benefit arrangements.

A substantial portion of our active and retired employees participate in CenturyLink's qualified pension and post-retirement benefit plans. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Our contributions are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of our affiliates. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan.
Benefits paid by CenturyLink's qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, CenturyLink does not expect any contributions to be required for their qualified pension plan during 2017. The amount of required contributions to CenturyLink's qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond their control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, including voluntary contributions in the amount of $100 million made in the third quarter of both 2016 and 2015. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust in 2017.
Substantially all of CenturyLink's post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. Assets in the post-retirement trusts have been substantially depleted as of December 31, 2016; however, CenturyLink plans to continue to pay certain benefits through the trusts. The fair value of these trust assets was approximately $53 million at December 31, 2016, with a portion comprised of investments with restricted liquidity. Benefits not paid through the trusts are expected to be paid directly by CenturyLink.
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the year ended December 31, 2016, we made settlement payments in the aggregate of $97 million to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows. For the year ended December 31, 2017, we expect to make settlement payments in the aggregate of $87 million to QCII on our affiliate obligations, net balance.
For 2017, CenturyLink's estimated annual long-term rates of return are 6.5% and 5.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Adverse changes in the value of assets or obligations associated with CenturyLink's qualified pension plan could negatively impact CenturyLink's liquidity, which may in turn affect our business and liquidity" in Item 1A of Part I of this annual report.
Workforce Reductions
In response to the continued decline of CenturyLink's and our legacy services revenues and to better align our workforce with our workload requirements, CenturyLink periodically implements workforce reduction programs. In the third quarter of 2016, CenturyLink announced plans to reduce its workforce, which included our workforce, initially through voluntary severance packages and the balance through involuntary reductions. We recognized in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits of $78 million, $52 million of which remained to be paid as of December 31, 2016.

Connect America Fund
In 2015, CenturyLink accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. The funding from the CAF Phase 2 support program has substantially replaced the funding from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 13 states. In late 2015, we began receiving these monthly support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For 2016, we continued to receive monthly support payments at the higher rate than under the interstate USF support program. We received $99 million and $92 million more cash from the CAF Phase 2 program for the years ended December 31, 2016 and 2015, respectively, than the projected amounts we would have otherwise received during the same periods under the interstate USF support program.
As a result of accepting CAF Phase 2 support payments for 13 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.
In 2013, under the CAF Phase 1 Round 2 program, CenturyLink received $40 million in funding, of which $15 million was attributed to our service areas, for deployment of broadband services in rural areas. In compliance with program terms, during the second half of 2016 we returned $8 million for failing to meet interim buildout milestones within the FCC specified time frames. As of December 31, 2016, we have included the remaining $7 million of funding in deferred credits and other liabilities on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the first quarter 2017, we will have an opportunity to reclaim a majority of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this annual report.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$2,652	2,591	61
Net cash used in investing activities	(1,334)	(1,220)	114
Net cash used in financing activities	(1,316)	(1,374)	(58)

	Years Ended December 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$2,591	2,801	(210)
Net cash used in investing activities	(1,220)	(1,251)	(31)
Net cash used in financing activities	(1,374)	(1,558)	(184)
Operating Activities
Net cash provided by operating activities increased by $61 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to positive variances in the changes in accounts payable, other current assets and liabilities, net and other non-current assets and liabilities, net, which were partially offset by a decrease in net income adjusted for non-cash items and a negative variance in the change in accounts receivable. Net cash provided by operating activities decreased by $210 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to negative variances in the changes in affiliate obligations, net and accounts payable. During the years ended December 31, 2016 and 2015, we made a settlement payment of $97 million and $105 million, respectively, to QCII on our affiliate obligations, net balance. Our net cash provided by operating activities in 2016 and 2015 were positively impacted by the cash received from the CAF Phase 2 support program, which was $99 million and $92 million greater in 2016 and 2015, respectively, than the projected amounts of cash we would have otherwise received during the same periods under the interstate USF support program. For additional information about our operating results, see "Results of Operations" above.

Investing Activities
Net cash used in investing activities increased by $114 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a negative variance in the change in the amount of funds advanced to our affiliates. Net cash used in investing activities decreased by $31 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a positive variance in the change in the amount of funds advanced to our affiliates, which was substantially offset by an increase in payments for property, plant and equipment.
Financing Activities
Net cash used in financing activities decreased by $58 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a decrease in the amount of dividends paid to Qwest Service Corporation. Net cash used in financing activities decreased by $184 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to decreases in the amount of net debt paydowns on long-term debt and dividend payments. For additional information regarding our financing activities, see Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this annual report.
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
See Note 3—Long-Term Debt and Revolving Promissory Note to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information on our outstanding debt securities.
Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility service under Title II of the Communications Act. In light of pending litigation and changes in the composition of the FCC, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part I of this annual report.
CenturyLink and its affiliates are involved in several legal proceedings to which we are not a party that, if resolved against them, could have a material adverse effect on their business and financial condition. As a wholly-owned subsidiary of CenturyLink, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in CenturyLink's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2016.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and revolving promissory note. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.

At December 31, 2016, we had approximately $7.259 billion (excluding capital lease and other obligations) of long-term debt outstanding, which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2016, we had $100 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $1 million. At December 31, 2016, we had approximately $914 million in debt, which was owed to an affiliate of our ultimate parent, CenturyLink. The note payable-affiliate bears interest at a variable rate, which is based on a weighted average per annum interest rate of CenturyLink's outstanding borrowings for the interest period and therefore is exposed to potential interest rate risk.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2016.
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
We have audited the accompanying consolidated balance sheets of Qwest Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and stockholder's equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Shreveport, Louisiana
March 2, 2017

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
OPERATING REVENUES
Operating revenues	$6,247	6,557	6,676
Operating revenues - affiliates	2,663	2,407	2,162
Total operating revenues	8,910	8,964	8,838
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,934	2,872	2,879
Selling, general and administrative	1,022	1,015	1,086
Operating expenses - affiliates	941	960	756
Depreciation and amortization	1,691	1,857	2,005
Total operating expenses	6,588	6,704	6,726
OPERATING INCOME	2,322	2,260	2,112
OTHER (EXPENSE) INCOME
Interest expense	(478)	(473)	(464)
Interest expense - affiliates, net	(59)	(53)	(40)
Other (expense) income, net	(22)	(1)	1
Total other expense, net	(559)	(527)	(503)
INCOME BEFORE INCOME TAX EXPENSE	1,763	1,733	1,609
Income tax expense	678	659	639
NET INCOME	$1,085	1,074	970
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5	3
Accounts receivable, less allowance of $53 and $47	700	688
Advances to affiliates	872	788
Other	129	123
Total current assets	1,706	1,602
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,247	12,182
Accumulated depreciation	(5,602)	(4,808)
Net property, plant and equipment	7,645	7,374
GOODWILL AND OTHER ASSETS
Goodwill	9,354	9,354
Customer relationships, net	1,877	2,435
Other intangible assets, net	471	613
Other, net	96	92
Total goodwill and other assets	11,798	12,494
TOTAL ASSETS	$21,149	21,470
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$514	242
Accounts payable	398	369
Note payable - affiliate	914	855
Accrued expenses and other liabilities
Salaries and benefits	273	211
Income and other taxes	175	189
Other	122	135
Current affiliate obligations, net	87	97
Advance billings and customer deposits	313	324
Total current liabilities	2,796	2,422
LONG-TERM DEBT	6,747	6,997
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred revenues	131	137
Deferred income taxes, net	1,773	1,896
Affiliate obligations, net	944	1,051
Other	66	60
Total deferred credits and other liabilities	2,914	3,144
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDER'S EQUITY
Common stock - one share without par value, owned by Qwest Services Corporation	10,050	10,050
Accumulated deficit	(1,358)	(1,143)
Total stockholder's equity	8,692	8,907
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,149	21,470
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,085	1,074	970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,691	1,857	2,005
Deferred income taxes	(123)	(189)	(228)
Provision for uncollectible accounts	80	78	64
Net long-term debt issuance costs and premium amortization	(12)	(18)	(38)
Accrued interest on affiliate note	59	59	42
Net loss on early retirement of debt	27	—	—
Impairment of asset	11	—	17
Changes in current assets and liabilities:
Accounts receivable	(92)	(26)	(66)
Accounts payable	5	(79)	(9)
Accrued income and other taxes	(14)	(8)	(9)
Other current assets and liabilities, net	47	1	34
Other current assets and liabilities - affiliates	—	(4)	9
Changes in other noncurrent assets and liabilities, net	1	(30)	1
Changes in affiliate obligations, net	(117)	(123)	8
Other, net	4	(1)	1
Net cash provided by operating activities	2,652	2,591	2,801
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,259)	(1,247)	(1,165)
Changes in advances to affiliates	(84)	24	(100)
Proceeds from sale of property	9	3	14
Net cash used in investing activities	(1,334)	(1,220)	(1,251)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,173	495	483
Payments of long-term debt	(1,189)	(517)	(641)
Early retirement of debt costs	—	(2)	—
Dividends paid to Qwest Services Corporation	(1,300)	(1,350)	(1,400)
Net cash used in financing activities	(1,316)	(1,374)	(1,558)
Net increase (decrease) in cash and cash equivalents	2	(3)	(8)
Cash and cash equivalents at beginning of period	3	6	14
Cash and cash equivalents at end of period	$5	3	6
Supplemental cash flow information:
Income taxes paid, net	$(801)	(848)	(861)
Interest paid (net of capitalized interest of $19, $18 and $17)	$(488)	(497)	(505)
See accompanying notes to consolidated financial statements.

QWEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$10,050	10,050	10,050
Balance at end of period	10,050	10,050	10,050
ACCUMULATED DEFICIT
Balance at beginning of period	(1,143)	(867)	(437)
Net income	1,085	1,074	970
Dividends declared to Qwest Services Corporation	(1,300)	(1,350)	(1,400)
Balance at end of period	(1,358)	(1,143)	(867)
TOTAL STOCKHOLDER'S EQUITY	$8,692	8,907	9,183
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

(1)	Background and Summary of Significant Accounting Policies
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues. See Note 9—Products and Services Revenues for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period presented.
Connect America Fund
In 2015, CenturyLink accepted Connect America Fund ("CAF") funding from the Federal Communications Commission ("FCC") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program has substantially replaced the funding from the interstate Universal Service Fund ("USF") program that we previously utilized to support voice services in high-cost rural markets in these 33 states. Of these amounts, approximately $150 million is attributable to our service area, to provide service to approximately 0.3 million rural households and businesses in 13 states. In late 2015, we began receiving these monthly support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment, designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For 2016, we continued to receive the monthly support payments at the higher rate than under the interstate USF support program. We recorded $95 million more revenue from the CAF Phase 2 program for each of the years ended December 31, 2016 and 2015 than the projected amounts we would have otherwise recorded during the same periods under the interstate USF support program.

Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, rates used for affiliate cost allocations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. Our accounting for CenturyLink's indirect acquisition of us required extensive use of estimates in determining the acquisition date fair values of our assets and liabilities. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholder's equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 15—Commitments and Contingencies for additional information.
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
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from two to thirteen years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
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
The affiliate obligations, net in current and noncurrent liabilities on our consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII’s pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the years ended December 31, 2016 and 2015, we made settlement payments of $97 million and $105 million, respectively, to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.
In the normal course of business, we transfer assets to and from various affiliates through our parent, QSC, which are recorded through our equity. It is our policy to record asset transfers based on carrying values.
USF Surcharges, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF surcharges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $91 million, $84 million and $83 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer's credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable, net of the allowance for doubtful accounts, approximates fair value.
Property, Plant and Equipment
As a result of our indirect acquisition by CenturyLink, property, plant and equipment acquired at the time of acquisition was recorded based on its estimated fair value as of the acquisition date. Subsequently purchased and constructed property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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
Pension and Post-Retirement Benefits
A substantial portion of our active and retired employees participate in the CenturyLink Combined Pension Plan. On December 31, 2014, the QCII pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan. Prior to the pension plan merger, the above-noted employees participated in the QCII pension plan. In addition, certain of our employees participate in CenturyLink's post-retirement health care and life insurance benefit plans. CenturyLink allocates service costs relating to pension and post-retirement health care and life insurance benefits to us and its other affiliates. The amounts contributed by us through CenturyLink are not segregated or restricted to pay amounts due to our employees and may be used to provide benefits to other employees of CenturyLink. The allocation of the service costs to us is based upon our employees who are currently earning benefits under the plans.
For further information on qualified pension, post-retirement and other post-employment benefit plans, see CenturyLink's annual report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements
Income Taxes
On October 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We are currently reviewing the requirements of this ASU and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-16 on January 1, 2018, but have the option to early adopt as of January 1, 2017. We plan to adopt the provision of ASU 2016-16 on January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to retained earnings as of the date of adoption.
Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize any impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this annual report, we have not yet determined the date we will adopt ASU 2016-13.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting" (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 became effective as of January 1, 2017. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We will implement this new standard on its effective date.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: (1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; (2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and (3) a change in our accounting policy to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. The adoption of this accounting policy change will result in an immaterial increase in our retained earnings as of January 1, 2017. Although the provisions would not have had a material impact on our previously-issued financial statements, we cannot provide any assurance regarding their future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We will implement this new standard on its effective date, but we have not yet decided which practical expedient options we will elect.

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
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs but we expect we will defer certain contract acquisition costs in the future which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only up to the extent of any revenue deferred. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also have the impact of lowering our operating expenses.
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. Until we are further along in implementing our new revenue recognition system, we do not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09 on the timing of our revenue recognition.

(2)	Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2016	2015
	(Dollars in millions)
Goodwill	$9,354	9,354
Customer relationships, less accumulated amortization of $3,822 and $3,264	$1,877	2,435
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $1,510 and $1,383	$471	613
As of December 31, 2016, the gross carrying amount of goodwill, customer relationships and other intangible assets was $17.034 billion.
Total amortization expense for intangible assets was as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Amortization expense for intangible assets	$767	871	957

We estimate that total amortization expense for intangible assets for the years ending December 31, 2017 through 2021 will be as follows:

(Dollars in millions)
Year ending December 31,
2017	$652
2018	584
2019	509
2020	440
2021	127
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual reviews.
Our goodwill was derived from CenturyLink's acquisition of us where the purchase price exceeded the fair value of the net assets acquired.
We assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed goodwill at our reporting units. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.
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
At October 31, 2016, we utilized a level 3 fair valuation technique to estimate the fair value of our equity by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. We discounted the estimated cash flows using a rate that represents our estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.8% and a cost of equity of 6.2%). Based on our assessment performed with respect to our reporting unit as described above, we concluded that our goodwill was not impaired as of that date.

(3)	Long-Term Debt and Revolving Promissory Note
Long-term debt, including unamortized premiums and discounts, unamortized debt issuance costs and note payable-affiliate, were as follows:

			As of December 31,
	Interest Rates	Maturities	2016	2015
			(Dollars in millions)
Senior notes	6.125% - 7.750%	2017 - 2056	$7,259	7,229
Term loan	2.520%	2025	100	100
Capital lease and other obligations	Various	Various	32	17
Unamortized premiums, net			4	16
Unamortized debt issuance costs			(134)	(123)
Total long-term debt			7,261	7,239
Less current maturities			(514)	(242)
Long-term debt, excluding current maturities			$6,747	6,997
Note payable-affiliate	6.678%	2022	$914	855

New Issuances
2016
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
2015
On September 21, 2015, QC issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. On September 30, 2015, QC issued an additional $10 million aggregate principal amount of the 6.625% Notes under an over-allotment option granted to the underwriter for this offering. All of the 6.625% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
2016
On September 15, 2016, QC redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, QC redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.
On May 2, 2016, QC paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
2015
On October 13, 2015, QC redeemed all $250 million of its 7.2% Notes due 2026, which resulted in an immaterial gain, and redeemed $150 million of its 6.875% Notes due 2033, which resulted in an immaterial loss.
On June 15, 2015, QC paid at maturity the $92 million principal amount of its 7.625% Notes.
Term Loan
In 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. At both December 31, 2016 and 2015, the outstanding principal balance on this term loan was $100 million.

Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized premiums and discounts and unamortized debt issuance costs and other and excluding note payable-affiliate) maturing during the following years:

(Dollars in millions)(1)
2017	$514
2018	10
2019	4
2020	—
2021	951
2022 and thereafter	5,912
Total long-term debt	$7,391
_______________________________________________________________________________
(1) Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Revolving Promissory Note
QC is currently indebted to an affiliate of our ultimate parent company, CenturyLink, under a revolving promissory note that provides QC with a funding commitment of up to $1.0 billion aggregate principal amount through June 30, 2022, of which $914 million was outstanding as of December 31, 2016. As of December 31, 2016, the weighted average interest rate was 6.678%. As of December 31, 2016 and 2015, this revolving promissory note is reflected on our consolidated balance sheets as a current liability under “Note payable-affiliate”. As of December 31, 2016, $5 million of accrued interest is reflected in other current liabilities on our consolidated balance sheets. In accordance with the note agreement, all accrued and unpaid interest is capitalized to the unpaid principal balance on June 1 and December 1 of each year.
Interest Expense
Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest and interest expense-affiliates, net:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Interest expense:
Gross interest expense	$497	491	481
Capitalized interest	(19)	(18)	(17)
Total interest expense	$478	473	464
Interest expense-affiliates, net	$59	53	40
Covenants
Our senior notes were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain certain covenants including, but not limited to: (i) a prohibition on certain liens on our assets; and (ii) a limitation on mergers or sales of all, or substantially all, of our assets, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. These indentures do not contain any financial covenants or restrictions on our ability to issue new securities thereunder.

Under the QC term loan, QC must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in CenturyLink's Credit Facility) ratio of not more than 2.85:1.0, as of the last day of each fiscal quarter for the four quarters then ended. The term loan also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the term loan if we pledge assets or permit liens on our property for the benefit of other debtholders. The term loan also has a cross payment default and cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratio could be adversely affected by a wide variety of events, including unforeseen expenses or contingencies. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At December 31, 2016, we believe we were in compliance with all of the provisions and covenants contained in our debt agreements.

(4)	Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2016	2015
	(Dollars in millions)
Trade and purchased receivables	$634	620
Earned and unbilled receivables	115	111
Other	4	4
Total accounts receivable	753	735
Less: allowance for doubtful accounts	(53)	(47)
Accounts receivable, less allowance	$700	688
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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2016	$47	80	(74)	53
2015	$38	78	(69)	47
2014	$43	64	(69)	38

(5)	Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2016	2015
		(Dollars in millions)
Property, plant and equipment:
Land	N/A	$348	349
Fiber, conduit and other outside plant(1)	15-45 years	5,980	5,362
Central office and other network electronics(2)	4-10 years	3,855	3,614
Support assets(3)	5-30 years	2,633	2,584
Construction in progress(4)	N/A	431	273
Gross property, plant and equipment		13,247	12,182
Accumulated depreciation		(5,602)	(4,808)
Net property, plant and equipment		$7,645	7,374
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $924 million, $986 million and $1.048 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building that we closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2014.

(6)	Severance
Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans related to CenturyLink's indirect acquisition of us, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Changes in our accrued liability for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2014	$10
Accrued to expense	51
Payments, net	(55)
Balance at December 31, 2015	6
Accrued to expense	89
Payments, net	(43)
Balance at December 31, 2016	$52

(7)	Employee Benefits
Pension and Post-Retirement Benefits
QCII's post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012 and on December 31, 2014, QCII's qualified pension plan and a pension plan of an affiliate were merged into the CenturyLink Retirement Plan, which was renamed the CenturyLink Combined Pension Plan. Prior to the plan mergers, a substantial portion of our active and retired employees participated in QCII's pension and post-retirement plans. Based on current laws and circumstances, (i) CenturyLink was not required to make a cash contribution to the CenturyLink Combined Pension Plan in 2016 and (ii) CenturyLink does not expect it will be required to make a contribution in 2017. The amount of required contributions to the CenturyLink Combined Pension Plan in 2018 and beyond will depend on earnings on plan investments, prevailing discount rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. CenturyLink occasionally makes voluntary contributions in addition to required contributions, and CenturyLink made such voluntary cash contributions of $100 million to the CenturyLink Combined Pension Plan during each of the third quarters of 2016 and 2015. CenturyLink currently expects to make a voluntary contribution of $100 million to the trust for its qualified pension plan in 2017. No contributions were made to the post-retirement occupational health care trust in 2016 or 2015 and CenturyLink does not expect to make a contribution in 2017.
The unfunded status of CenturyLink's qualified pension plan for accounting purposes was $2.352 billion and $2.215 billion as of December 31, 2016 and 2015, respectively, which includes the merged QCII qualified pension plan. The unfunded status of CenturyLink's post-retirement benefit plans for accounting purposes was $3.360 billion and $3.374 billion as of December 31, 2016 and 2015, respectively.
In 2015, our ultimate parent company, CenturyLink, changed their allocation methodology with respect to their now centrally managed pension and post-retirement plans. Specifically, under this new methodology, CenturyLink will allocate current service costs to subsidiaries relative to employees who are currently earning benefits under the pension and post-retirement benefit plans. The net periodic benefit cost allocated to us is now paid on a monthly basis through CenturyLink’s intercompany cash management process.
The affiliate obligations, net in current and noncurrent liabilities on the consolidated balance sheets primarily represents the cumulative allocation of expense, net of payments, associated with QCII's pension plans and post-retirement benefits plans prior to the plan mergers. In 2015, we agreed to a plan to settle the outstanding pension and post-retirement affiliate obligations, net balance with QCII over a 30 year term. Payments will be made on a monthly basis. For the years ended December 31, 2016 and 2015, we made settlement payments in the aggregate of $97 million and $105 million, respectively, to QCII on our affiliate obligations, net balance. Changes in the affiliate obligations, net are reflected in operating activities on our consolidated statements of cash flows.
We were allocated $45 million of pension service costs and $14 million of post-retirement service costs during the year ended December 31, 2016, which represented 70% of CenturyLink's total pension and post-retirement service costs for the year. The combined net pension and post-retirement service costs is included in cost of services and products and selling, general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2016.
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
We were allocated $98 million in pension income during the year ended December 31, 2014. Our allocated post-retirement benefit expense for the year ended December 31, 2014 was $128 million. These allocated amounts represent our share of the pension and post-retirement benefit expenses based on the actuarially determined amounts. Prior to the plan mergers, our allocated portion of QCII's pension and post-retirement benefit income and expense was 92% for the year ended December 31, 2014. The combined net pension and post-retirement benefits (income) expenses is included in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations for the year ended December 31, 2014.

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
CenturyLink maintains post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. The QCII post-retirement benefit plans were merged into CenturyLink's post-retirement benefit plans on January 1, 2012. The benefit obligation for the occupational health care and life insurance post-retirement plans is estimated based on the terms of benefit plans. In calculating this obligation, CenturyLink considers numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and plan amendments. In October 2013, we renewed a four-year collective bargaining agreement which covers approximately 11,000 of our unionized employees. Effective January 1, 2014, the approximately 11,000 active employees and eligible post-1990 retirees who are former represented employees, had changes to their health and welfare benefits including: (i) changes to align the coverage and benefits for these active employees and non-Medicare eligible post-1990 retirees with the health and welfare coverage and benefits offered to all other CenturyLink employees and other CenturyLink retirees (with some exceptions) (ii) increased out-of-pocket health care costs through plan design changes effective January 1, 2014 and the elimination of Class II dependent coverage and (iii) elimination of the group medical plan coverage and benefits for Medicare-eligible post-1990 retirees and the establishment of a health reimbursement account and assistance to this population with their transition effective May 1, 2014 to their own purchase of individual policies through the Medicare Exchange market place using the health reimbursement account. In order to maintain their eligibility, post-1990 retirees continue to be obligated to contribute to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as the "caps"), as they have since January 1, 2009.
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
Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $241 million, $217 million and $204 million for the years ended December 31, 2016, 2015 and 2014, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees' group basic life insurance plans are fully insured and the premiums are paid by CenturyLink.

401(k) Plans
CenturyLink sponsors qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employees' contributions in cash. We recognized $42 million, $43 million and $47 million in expense related to these plans for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Compensation Plans
CenturyLink sponsors non-qualified deferred compensation plans for various groups that includes certain of our current and former highly compensated employees. The plans are frozen and participants can no longer defer compensation to these plans. The value of the assets and liabilities related to these plans was not significant.

(8)	Share-based Compensation
Share-based compensation expenses are included in cost of services and products, and selling, general, and administrative expenses in our consolidated statements of operations.
For the years ended December 31, 2016, 2015 and 2014, we recorded a share-based compensation expense of approximately $22 million, $21 million and $21 million, respectively. We recognized an income tax benefit from our compensation expense of approximately $8 million, $8 million and $8 million, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively.

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
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our services, specifically our private line (including special access) services, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $823 million and $980 million for the years ended December 31, 2015 and 2014, respectively.
We currently categorize our products, services and revenues among the following three categories:

•	Strategic services, which include primarily broadband, Ethernet, video and other ancillary services;

•
Legacy services, which include primarily local voice, private line (including special access), Integrated Services Digital Network ("ISDN") services (which use regular telephone lines to support voice, video and data applications), switched access and traditional wide area network ("WAN") (which allow a local communications network to link to networks in remote locations); and

•
Affiliates and other services, which consist primarily of CAF support payments, USF support payments, USF surcharges and services we provide to our affiliates. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We provide to our affiliates, telecommunication services that we also provide to external customers. In addition, we provide to our affiliates, computer system development and support services, network support and technical services.

Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Strategic services	$2,690	2,610	2,449
Legacy services	3,222	3,600	3,967
Affiliates and other services	2,998	2,754	2,422
Total operating revenues	$8,910	8,964	8,838
We do not have any single external customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $149 million, $147 million and $151 million for the years ended December 31, 2016, 2015 and 2014, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
Below are details of the services we provide to our affiliates:

•	Telecommunications services. Data, broadband and voice services in support of our affiliates' service offerings;

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
We are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink. CenturyLink treats our consolidated results as if we were a separate taxpayer. The policy requires us to settle our tax liabilities through a change in our general intercompany obligation based upon our separate return taxable income, which is reflected in advances to affiliates on our consolidated balance sheets and the changes in advances to affiliates are reflected as investing activities on our consolidated statements of cash flows. Because we are included in the consolidated federal income tax returns and the combined state income tax returns of CenturyLink, any tax audits involving CenturyLink will also involve us.
Beginning with the 2013 tax year, CenturyLink's federal consolidated returns are subject to annual examination by the IRS.
Our open income tax years by major jurisdiction are as follows at December 31, 2016:

Jurisdiction	Open Tax Years
Federal	2013—current
State
Arizona	2010—current
Other states	2012—current
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
As of December 31, 2016, 2015 and 2014, we had no liability for interest related to uncertain tax positions. We did not record a liability for interest related to uncertain tax positions for the year ended December 31, 2016. We made no accrual for penalties related to income tax positions.
Income Tax Expense
The components of the income tax expense from continuing operations are as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income tax expense:
Current:
Federal and foreign	$686	734	738
State and local	115	114	129
Total current	801	848	867
Deferred:
Federal and foreign	(103)	(170)	(209)
State and local	(20)	(19)	(19)
Total deferred	(123)	(189)	(228)
Income tax expense	$678	659	639

The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2016	2015	2014
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes-net of federal effect	3.5%	3.6%	4.0%
Other	—%	(0.6)%	0.7%
Effective income tax rate	38.5%	38.0%	39.7%
Deferred Tax Assets and Liabilities
The components of the deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax liabilities:
Property, plant and equipment	$(1,384)	(1,431)
Intangibles assets	(1,088)	(1,153)
Receivable from an affiliate due to pension plan participation	(452)	(460)
Other	—	(59)
Total deferred tax liabilities	(2,924)	(3,103)
Deferred tax assets:
Payable to affiliate due to post-retirement benefit plan participation	954	921
Debt premiums	—	21
Other	209	277
Total deferred tax assets	1,163	1,219
Valuation allowance on deferred tax assets	(12)	(12)
Net deferred tax assets	1,151	1,207
Net deferred tax liabilities	$(1,773)	(1,896)
At December 31, 2016, we have established a valuation allowance of $12 million as it is not more likely than not that this amount of deferred tax assets will be realized. There was no change to the valuation allowance in 2016.
Other Income Tax Information
We paid $801 million, $848 million and $861 million to QSC related to income taxes in the years ended December 31, 2016, 2015 and 2014, respectively.

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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations and unamortized debt issuance costs, as well as the input levels used to determine the fair values:

		As of December 31, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt (excluding capital lease and other obligations)	2	$7,229	7,203	7,222	7,456

(13)	Stockholder's Equity
Common Stock
We have one share of common stock (no par value) issued and outstanding, which is owned by QSC.
In addition, in the normal course of business, we transfer assets and liabilities to and from QSC and its affiliates, which are recorded through our equity. It is our policy to record these asset transfers based on carrying values.
Dividends
We declared the following cash dividend to QSC:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Cash dividend declared to QSC	$1,300	1,350	1,400
Cash dividend paid to QSC	1,300	1,350	1,400
The timing of cash payments for declared dividends to QSC is at our discretion in consultation with QSC. We may declare and pay dividends to QSC in excess of our earnings to the extent permitted by applicable law. Our debt covenants do not limit the amount of dividends we can pay to QSC.

(14)	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2016
Operating revenues	$2,253	2,223	2,226	2,208	8,910
Operating income	625	602	576	519	2,322
Income tax expense	188	179	159	152	678
Net income	304	288	255	238	1,085

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions)
2015
Operating revenues	$2,217	2,222	2,287	2,238	8,964
Operating income	545	521	572	622	2,260
Income tax expense	167	152	171	169	659
Net income	247	238	268	321	1,074
During the fourth quarter of 2016, we recognized $78 million of severance expenses and other one-time termination benefits associated with workforce reductions.
During the third quarter of 2015, we recognized an incremental $64 million of revenue associated with the FCC's CAF Phase 2 high-cost support program (primarily impacted by the one-time transitional payment) and an additional incremental $31 million in the fourth quarter of 2015.

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
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. Since then, many of the LECs and IXCs have filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.
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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
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
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Assets acquired through capital leases	$10	10	3
Depreciation expense	5	19	32
Cash payments towards capital leases	6	20	32

	As of December 31,
	2016	2015
	(Dollars in millions)
Assets included in property, plant and equipment	$40	66
Accumulated depreciation	22	55

The future annual minimum payments under capital lease arrangements as of December 31, 2016 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2017	$7
2018	7
2019	4
2020	1
2021	2
2022 and thereafter	5
Total minimum payments	26
Less: amount representing interest and executory costs	(7)
Present value of minimum payments	19
Less: current portion	(6)
Long-term portion	$13
Operating Leases
We lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2016, 2015 and 2014, our gross rental expense was $72 million, $75 million and $79 million, respectively. We also received sublease rental income for the years ended December 31, 2016, 2015 and 2014 of $4 million, $4 million and $4 million, respectively.
At December 31, 2016, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
Operating leases:
2017	$51
2018	47
2019	40
2020	33
2021	17
2022 and thereafter	38
Total future minimum payments(1)	$226
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $28 million due in the future under non-cancelable subleases.
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $103 million at December 31, 2016. Of this amount, we expect to purchase $55 million in 2017, $40 million in 2018 through 2019, $5 million in 2020 through 2021 and $3 million in 2022 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2016.

(16)	Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2016	2015
	(Dollars in millions)
Prepaid expenses	$48	46
Assets held for sale	8	—
Other	73	77
Total other current assets	$129	123
We recorded a loss of $11 million in connection with the impairment of an office building being reclassified as held for sale in the fourth quarter of 2016. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2016. We anticipate the sale of the office building to close during the first half of 2017.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable:

	As of December 31,
	2016	2015
	(Dollars in millions)
Accounts payable	$398	369
Included in accounts payable at December 31, 2016 and 2015, were $53 million and $29 million, respectively, associated with capital expenditures.

(17)	Labor Union Contracts
Approximately 50% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good. Approximately 11,000, or 50%, of our employees that are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level.
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
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2016.
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
Fees Paid to the Independent Registered Public Accounting Firm
QCII first engaged KPMG LLP to be our independent registered public accounting firm in May 2002. The aggregate fees billed or allocated to us for the years ended December 31, 2016 and 2015 for professional accounting services, including KPMG's audit of our annual consolidated financial statements, are set forth in the table below.

	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Audit fees	$2,700	2,910
Audit-related fees	—	—
Total fees	$2,700	2,910
KPMG did not provide to us any professional services for tax compliance, tax advice or tax planning in 2016 or 2015.
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
101*
Financial statements from the Annual Report on Form 10-K of Qwest Corporation for the period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholder's Equity and (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2017.

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